Form 10-Q
period 1995-03-31
LSI INDUSTRIES INC
filed 1995-05-11
CIK 763532

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


                          Commission File No. 0-13375

                              LSI Industries Inc.


       State of Incorporation - Ohio    IRS Employer I.D. No. 31-0888951

                              10000 Alliance Road

                            Cincinnati, Ohio  45242

                                 (513) 793-3200


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X          NO
                                -----           -----

Common Shares, no par value.  Shares Outstanding at April 30, 1995:  5,023,811.


                                  Page 1 of 14
                        INDEX TO EXHIBITS IS ON PAGE 14

                              LSI INDUSTRIES INC.
                                   FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995

                                     INDEX

                                                                                      Begins on
                                                                                         Page
                                                                                         ----
PART I.  Financial Information

      ITEM 1.        Financial Statements

                     Consolidated Income Statements   . . . . . . . . . . . . . . .       3
                     Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .       4
                     Consolidated Statements of Cash Flows  . . . . . . . . . . . .       5
                     Notes to Financial Statements  . . . . . . . . . . . . . . . .       6

      ITEM 2.        Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations  . . . . . . . . . . . . . . . . . . . . . . .       8

PART II.  Other Information

      ITEM 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .      11

Signatures              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Exhibit Volume          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

      Index to Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              LSI INDUSTRIES INC.

                         CONSOLIDATED INCOME STATEMENTS

                                  (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                      March 31                     March 31
(In thousands, except per                     1995           1994             1995         1994
    share amounts)                            ----           ----             ----         ----
Net sales                                    $26,920        $20,273          $88,604      $69,156

Cost of products sold                         18,350         13,948           59,002       45,898
                                              ------         ------           ------       ------
      Gross profit                             8,570          6,325           29,602       23,258

Selling and administrative expenses            7,279          5,475           21,872       17,906
                                              ------         ------           ------       ------
      Operating Income                         1,291            850            7,730        5,352

Other expenses                                   135            138              333          304
                                              ------         ------           ------       ------
      Income before income taxes               1,156            712            7,397        5,048

Income tax expense                               407            259            2,640        1,875
                                              ------         ------           ------       ------
      Net income                             $   749        $   453          $ 4,757      $ 3,173
                                              ======         ======           ======       ======

Net income per common share                  $   .14        $   .09          $   .92      $   .62
                                              ======         ======           ======       ======

Average shares outstanding                     5,199          5,146            5,182        5,086


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                        March 31               June 30,
                                                                1995                   1994
                                                              --------               --------
                                                             (Unaudited)
ASSETS

Current Assets:
    Cash                                                       $   853                $ 1,614
    Accounts receivable                                         15,263                 14,376
    Inventories                                                 16,187                 11,079
    Other current assets                                         1,629                  1,390
                                                                ------                 ------
         Total current assets                                   33,932                 28,459

Property, plant and equipment, net                              18,266                 16,451

Goodwill                                                         1,348                  1,377
                                                                ------                 ------
                                                               $53,546                $46,287
                                                                ======                 ======
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                       $   842                $   265
    Accounts payable                                             8,140                  7,958
    Accrued expenses                                             7,267                  9,013
                                                                ------                 ------
         Total current liabilities                              16,249                 17,236

Long-Term Debt                                                   7,454                  3,335

Other Long-Term Liabilities                                      1,786                  1,735

Shareholders' Equity:
    Preferred shares, without par value;                            --                     --
         Authorized 1,000,000 share, none issued
    Common shares, without par value;                            7,734                  7,539
         Authorized 13,000,000 shares;
         Outstanding 5,012,561 and 4,977,967 shares,
            respectively
    Retained earnings                                           20,323                 16,442
                                                                ------                 ------
         Total shareholders' equity                             28,057                 23,981
                                                                ------                 ------
                                                               $53,546                $46,287
                                                                ======                 ======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


(In thousands)                                                            Nine Months Ended
                                                                              March 31
                                                                     --------------------------
                                                                     1995                  1994
                                                                     ----                  ----
Cash Flows From Operating Activities:

    Net income of continuing operations                            $ 4,757               $ 3,173
    Non-cash items included in income:
           Depreciation and amortization                             1,461                 1,246
           Deferred income taxes                                        90                    37
           Loss on disposition of fixed assets                          --                   111

    Changes in operating assets and liabilities:
           Accounts receivable                                        (887)               (1,401)
           Inventories                                              (5,108)               (1,040)
           Accounts payable and other                               (1,803)                4,231

    Change in liability for discontinued operations                    (39)                 (188)
                                                                   -------               -------
           Net cash flows from operating activities                 (1,529)                6,169

Cash Flows from Investing Activities:

    Purchase of property, plant and equipment                       (3,247)               (3,700)
                                                                   -------               -------
           Net cash flows from investing activities                 (3,247)               (3,700)

Cash Flows from Financing Activities:

    Increase (decrease) in lines of credit                              --                (1,312)
    Payment of long-term debt                                         (253)                 (647)
    Increase in long-term debt                                       4,949                    --
    Cash dividends paid                                               (876)                 (234)
    Exercise of stock options                                          195                   282
                                                                   -------               -------
           Net cash flows from financing activities                  4,015                (1,911)

Increase (decrease) in cash                                           (761)                  558

Cash at beginning of year                                            1,614                   159
                                                                   -------               -------
Cash at end of period                                              $   853               $   717
                                                                   =======               =======


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations and its cash flows for the periods ended March 31, 1995 and 1994. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1994 annual report.

NOTE 2:  NET INCOME PER COMMON SHARE

         The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents consist of dilutive stock options of which there were 181,328 and 185,812 shares, respectively, for the three month periods ended March 31, 1995 and 1994, and 178,608 and 148,981 shares, respectively, for the nine month periods ended March 31, 1995 and 1994.

NOTE 3:  INVENTORIES

         Inventories consist of the following (in thousands):

                                      March 31, 1995       June 30, 1994
                                      --------------       -------------
                                        (unaudited)
      Raw Materials                       $ 7,953              $ 5,926

      Work-in-Process and
        Finished Goods                      8,234                5,153
                                           ------               ------
                                          $16,187              $11,079
                                           ======               ======

NOTE 4:  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

         The Company entered into two new revolving lines of credit in December 1994 in replacement of the previous $8,000,000 revolving line of credit. Both new lines of credit are unsecured, permit the Company to borrow at either the banks' base lending rate or at a rate based upon a 1.00 percentage point increment over the LIBOR rate as periodically determined, and both lines expire in the fourth calendar quarter of 1995. The aggregate total of revolving lines of credit is $13,000,000, all of which is available at March 31, 1995.

         The Company's ten year, secured term loan was drawn up to $6,700,000 and interest only has been paid through December 31, 1994. Equal quarterly payments, plus interest, will be made beginning March 31, 1995. Interest on the term loan is charged based upon a 1.25 percentage point increment over the LIBOR rate as periodically determined, or at the bank's base lending rate, at the Company's option.

         In February 1995 the Company completed an Industrial Revenue Development Bond borrowing in the amount of $1,250,000 associated with the 1994 purchase and 1995 expansion of the facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments or retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate will be re-established semi-annually and is currently 6.15%, including the letter of credit fee.

NOTE 5:  CASH DIVIDENDS

         The Company paid annual dividends of $234,000 in September 1993 and $476,000 in September 1994 and quarterly dividends of $200,000 in both November 1994 and February 1995. In May 1995, the Company's Board of Directors declared a $.04 per share dividend payable on May 22, 1995 to shareholders of record as of May 15, 1995.

NOTE 6:  SALES TO MAJOR CUSTOMERS

         The Company made sales in both the Lighting and Graphics segments to a major customer, Chevron U.S.A., representing 19% and 11%, respectively, of consolidated net sales in the three month periods ended March 31, 1995 and 1994, and 16% and 13%, respectively, for the nine month periods ended March 31, 1995 and 1994.

NOTE 7:  INCOME TAXES

         The Internal Revenue Service (IRS) has completed its audit of the Company's 1989 through 1992 federal income tax returns. In October 1994, the Company received a 30-day letter from the IRS for proposed return of approximately $2 million of income taxes which had been refunded to the Company with the filing of its 1992 income tax return. The IRS has questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. The Company plans to vigorously protest this assessment and has filed a protest letter with the IRS stating that the Company believes that its filing position has merit. The Company does not expect that the ultimate outcome of any final assessment would be material to its financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT

                                 Three Months Ended          Nine Months Ended
(In thousands; unaudited)             March 31                    March 31
                                 ------------------          -----------------
                                 1995          1994          1995         1994
                                 ----          ----          ----         ----
         Lighting              $16,299        $12,401      $52,405      $40,943
         Graphics               10,621          7,872       36,199       28,213
                                ------         ------       ------       ------
                               $26,920        $20,273      $88,604      $69,156
                                ======         ======       ======       ======

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

Net sales of $26,920,000 increased 33% over third quarter sales last year of $20,273,000. Lighting segment sales increased 31% and Graphics segment sales increased 32%, as a result of strong sales into the three major markets served by the Company: the petroleum/convenience store, multi-site retail, and commercial/industrial lighting. One customer, Chevron U.S.A., accounted for 19% of net sales in the third quarter of fiscal 1995 and 11% of net sales in 1994. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future.

Gross profit of $8,570,000, or 31.8% of net sales, increased over last year's third quarter gross profit of $6,325,000 or 31.2% of net sales. The increase in amount of gross profit is attributed primarily to the 33% increase in sales. Additionally, sales price increases to pass on materials cost increases were effective in most business units for the entire third quarter. Selling and administrative expenses increased to $7,279,000 primarily as a result of increased sales volume, and remained at 27% of net sales.

Other expenses were substantially level at $135,000. Interest expense was up primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. The third quarter of fiscal 1994 also included a loss on disposition of fixed assets; there was no corresponding charge against income in 1995.

Net income of $749,000 or $.14 per share increased from last year's net income of $453,000 or $.09 per share as a result of increased sales and gross profit, partially offset by increased provision for taxes.

NINE MONTHS ENDED MARCH 31, 1995 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1994

Net sales of $88,604,000 increased 28% over nine month sales last year of $69,156,000. Both Lighting segment and Graphics segment sales increased 28% primarily as a result of strong sales into the petroleum/convenience store and multi-site retail markets. Sales to the commercial/industrial lighting market were also increased. One customer, Chevron U.S.A., accounted for 16% of net sales in the first nine months of fiscal 1995 as compared to 13% of net sales in 1994. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. Sales to the petroleum/convenience store market have increased to 48% of total sales in the first nine months of fiscal 1995, up from 45% last year. Contributing to this increase are sales of lighting fixture upgrade kits as well as increased sales to Chevron.

Gross profit of $29,602,000, or 33.4% of net sales, increased over last year's nine month gross profit of $23,258,000 or 33.6% of net sales. The increase in amount of gross profit is attributed primarily to the 28% increase in sales. The reduction in the gross profit percentage relates to two issues that effected the first two quarters of fiscal 1995: sales volume and pricing. Increased sales volume caused some manufacturing inefficiencies, increased employment levels and related training, overtime and additional shifts, and increased freight costs to satisfy customers' delivery requirements.
Production throughput in the Company's new metal fabrication facility was lower than planned, therefore resulting in unabsorbed manufacturing overhead. The Company has addressed each of these areas with corrective programs and believes that the third quarter was not significantly impacted by these issues. The Company experienced cost increases in several raw materials and components from suppliers in the first half. Sales price increases for most product lines have been implemented where appropriate to pass along these cost increases. Selling and administrative expenses decreased from 26% to 25% of net sales, but increased to $21,872,000 primarily as a result of increased sales volume.

Other expenses increased to $333,000 from $304,000. Interest expense was up primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. Fiscal 1994 also included a loss on disposition of fixed assets; there was no corresponding charge against income in 1995.

Net income of $4,757,000 or $.92 per share increased from last year's nine month net income of $3,173,000 or $.62 per share as a result of increased sales and gross profit, partially offset by increased selling, administrative, and interest expense, and increased provision for taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995 the Company had working capital of $17,683,000, compared to $11,223,000 at June 30, 1994, and the ratio of current assets to current liabilities increased to 2.09 to 1 from 1.65 to 1. The increased working capital is primarily attributed to increases in accounts receivable, inventories, and other current assets, and a reduction in accrued expenses related to income tax and compensation payments, partially offset by increases in accounts payable related to increased sales and production volumes, increased current maturities of long-term debt, and to decreased cash. The Company used $1.5 million in cash for operating activities in the first nine months of fiscal year 1995. The debt to equity ratio of .30 to 1 at March 31, 1995 increased from .15 to 1 as of June 30, 1994.

Capital expenditures of $3,247,000 in the first nine months of fiscal year 1995 compares to $3,700,000 in the comparable period last year. Spending in fiscal year 1995 is primarily related to office expansion, and manufacturing equipment and process improvements and is expected to total approximately $4 million for the full year. The Company paid an annual dividend of $.10 per share or $476,000 and a 5% stock dividend in September 1994. Additionally, $.04 per share or $200,000 quarterly cash dividends were paid in November 1994 and February 1995.

The Company entered into two new revolving lines of credit in December 1994 in replacement of the previous $8,000,000 revolving line of credit. Both new lines of credit are unsecured, permit the Company to borrow at either the banks' base lending rate or at a rate based upon a 1.00 percentage point increment (improved from the previous 1.25 percentage point increment) over the LIBOR rate as periodically determined and both lines expire in the fourth calendar quarter of 1995. The aggregate total of revolving lines of credit is $13,000,000, all of which is available at March 31, 1995. A final draw of $1.2 million was made in December 1994 on the Company's ten year term loan. Equal quarterly payments of $167,500, plus interest, began in March 1995. In February 1995 the Company completed an Industrial Revenue Development Bond borrowing in the amount of $1,250,000 associated with the 1994 purchase and 1995 expansion of the facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments or retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate will be re-established semi-annually and is currently 6.15%, including the letter of credit fee. The Company is in compliance with all of its loan covenants. The Company believes that the total available line of credit plus cash flows from operating activities are adequate for the Company's operational and capital expenditure needs.

The Company continues to seek opportunities to invest in new products and markets and in acquisitions which fit its strategic growth plans in the lighting and graphics markets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits

                 11       Statement Re Computation of Earnings per share

         (b)     Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                 [All other items required in Part II have been omitted because they are not applicable or are not required.]


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LSI Industries Inc.



                                      BY: /s/  Robert J. Ready
                                          --------------------------------------
                                          Robert J. Ready
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                      BY: /s/  Ronald S. Stowell
                                          --------------------------------------
                                          Ronald S. Stowell
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)

May 10, 1995

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549





                              LSI INDUSTRIES INC.

                          Commission File No. 0-13375





                                 EXHIBIT VOLUME
                                   Form 10-Q
                                 March 31, 1995

                              LSI INDUSTRIES INC.

                                   Form 10-Q

                                 March 31, 1995

                               INDEX TO EXHIBITS



                                                                       Begins on
Exhibit                                                                   Page
Number               Description of Exhibit                              Number
- - - - ------               ----------------------                              ------
11                   Statement Re Computation of Earnings per
                     Share                                                 14