Form 10-K405
period 1995-06-30
LSI INDUSTRIES INC
filed 1995-09-28
CIK 763532

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1995.

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
       _____________.

                         Commission File No. 0-13375

                             LSI Industries Inc.

                        State of Incorporation - Ohio

                       IRS Employer I.D. No. 31-0888951

                             10000 Alliance Road

                           Cincinnati, Ohio  45242

                                (513) 793-3200

         Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

         Securities Registered Pursuant to Section 12(g) of the Act:

                                Common Shares
                                (No par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 18, 1995 was approximately $106,594,000, based on a closing price of $18.75. At September 18, 1995, 7,608,203 shares of no par value Common Shares were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement filed with the Commission for its 1995 annual meeting are incorporated by reference in Part III, as specified.

                                                        LSI INDUSTRIES INC.
                                                   1995 FORM 10-K ANNUAL REPORT

                                                         TABLE OF CONTENTS


                                                                                                        Begins on
                                                                                                           Page
                                                                                                        ---------
                                                         PART I

ITEM 1 -     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
ITEM 2 -     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
ITEM 3 -     LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2


                                                      PART II

ITEM 5 -     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                     RELATED SHAREHOLDERS' MATTERS  . . . . . . . . . . . . . . . . . . . . . . . .          3
ITEM 6 -     SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .          3
ITEM 8 -     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . .          3
ITEM 9 -     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3


                                                     PART III

ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . .          4
ITEM 11 -    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . .          4


                                                      PART IV

ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON
                     FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4


SIGNATURES    . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

                                     PART I

ITEM 1 - BUSINESS

         The Company's two business segments are lighting and graphics. Sales by continuing operations by segment are as follows (in thousands):

                                         1995                  1994                1993
                                         ----                  ----                ----
         Lighting                      $  72,782               $56,159              $41,768
         Graphics                         47,145                37,376               30,795
                                       ---------               -------              -------
         Total                          $119,927               $93,535              $72,563
                                        ========               =======              =======

         The Lighting Segment manufactures and sells outdoor, indoor, and landscape lighting fixtures to the retail petroleum, commercial and industrial markets. Additionally, this segment produces and markets menu boards to the restaurant and other markets. The Lighting Segment includes the operations of LSI Lighting Systems Commercial and Petroleum Lighting divisions, Abolite Lighting division, Greenlee Lighting Inc., the LSI Metal Fabrication division, and the LSI Images division.

         The Graphics Segment manufactures and sells screen printed materials and architectural graphic structures to the retail petroleum and other markets. The Graphics Segment includes the operations of SGI Integrated Graphics Systems Inc. and the Insight Graphics division.

         See Note 3 of Notes to Consolidated Financial Statements beginning on page S-10 of this Form 10-K for additional information on business segments.

         During fiscal year 1995 the Company announced the formation of a new division -- LSI Images. This start-up division will design, manufacture, and market menu boards, light boxes, and related products to the quick serve restaurant and casual dining markets. LSI Images will also continue marketing and sales efforts for the Company's other lighting and graphics products to these restaurant markets.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. One customer, Chevron U.S.A. Inc. accounted for 14% of consolidated sales in 1995, and 13% in both 1994 and 1993. The Company had a backlog of orders, believed by it to be firm, of $13.8 million and $9.6 million at June 30, 1995 and 1994, respectively. All orders are scheduled to ship within twelve months.

         The Company has approximately 850 full-time and 200 temporary employees. The Company has a comprehensive compensation and benefit program for employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan, a retirement plan, a stock option plan, and medical and dental insurance.

         The Company sells its products throughout the United States and Canada.

         LSI Industries encounters strong competition in all markets served by the Company's product lines. The Company has many competitors, some of which have greater financial and other resources. The Company considers product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.

         The Company has several product and process patents which it has obtained in the normal course of business. The Company does not believe that patent protection is critical to its business.

ITEM 2 - PROPERTIES

         The Company has five facilities:

         Description                               Size                       Location              Status
         -----------                               ----                       --------              ------
   1)    LSI Corporate                     225,000 sq. ft.,             Cincinnati, OH              Owned
         Headquarters, and                 including 38,000
         lighting fixture                  sq. ft. of office
         and graphics                      space
         manufacturing

   2)    LSI pole manufac-                 131,000 sq. ft.              Cincinnati, OH              Owned
         turing and dry
         powder-coat painting

   3)    LSI Metal Fabrication             96,000 sq. ft.               Independence, KY            Owned
         and LSI Images manu-              including 5,000
         facturing and dry                 sq. ft. of office
         powder-coat painting              space

   4)    SGI headquarters,                 221,000 sq. ft.              Houston, TX                 Leased
         screen printing                   including 25,000
         manufacturing, and                sq. ft. of office
         architectural                     space and 67,000
         graphics manufac-                 sq. ft. of outside
         turing                            warehouse space

   5)    Greenlee office                   33,000 sq. ft.               Dallas, TX                  Leased
         and manufacturing

The Company considers these facilities adequate for its current level of operations.

ITEM 3 - LEGAL PROCEEDINGS
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

               "Common Share Information" appears on page S-16 of this
                Form 10-K.

ITEM 6 -       SELECTED FINANCIAL DATA

               "Selected Financial Data" appears on page S-17 of this
                Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               "Management's Discussion and Analysis of Financial Condition and
                Results of Operations" appears on pages S-1 through S-3 of this Form 10-K.

ITEM 8 -       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                     Begins
Index to Financial Statements                                                                       on Page
                                                                                                    -------
         Financial Statements:

               Report of Independent Accountants                                                      S-4
               Consolidated Income Statements for the years
                 ended June 30, 1995, 1994 and 1993                                                   S-5
               Consolidated Balance Sheets at June 30, 1995 and 1994                                  S-6
               Consolidated Statements of Cash Flows for the
                 years ended June 30, 1995, 1994 and 1993                                             S-7
               Consolidated Statements of Shareholders' Equity for
                 the years ended June 30, 1995, 1994 and 1993                                         S-8
               Notes to Consolidated Financial Statements                                             S-9

         Financial Statement Schedules:

               VIII -      Valuation and Qualifying Accounts for the
                           years ended June 30, 1995, 1994 and 1993                                   S-18

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

ITEM 9 -       DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

         None

                                    PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference from the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 16, 1995, as filed with the Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)    Financial Statements

                   Appear as part of Item 8 of this Form 10-K.

         (2)    Financial Statement Schedules

                   Appear as part of Item 8 of this Form 10-K.

         (3) Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

                Proxy-89   =  Proxy statement for 1989 Annual Shareholders'
                              Meeting

                10K-89     =  Annual Report on Form 10-K for the fiscal
                              year ended June 30, 1989

                10K-94     =  Annual Report on Form 10-K for the fiscal
                              year ended June 30, 1994

               10Q-12/94  =  Quarterly Report on Form 10Q for the quarter ended December 31, 1994

               or filed herewith where so noted.

                                              EXHIBIT INDEX

   Current
  Form 10-K                                                              Report/                   Exhibit
  Exhibit No.                Description of Exhibit                      Document                   Number
  -----------                ----------------------                      --------                   ------
        3         Articles of Incorporation                              Proxy-89                     N/A
                    and Code of Regulations
        4         Instruments Defining the Rights of                     *
                    Security Holders
     10.1         Loan Agreement and Promissory                          10K-94                       10.1
                    Note with The Fifth Third Bank
     10.2         Replacement Promissory Note dated                      10Q-12/94                    10.1
                    December 31, 1994 with The Fifth Third
                    Bank
     10.3         Promissory Note dated December 30, 1994                10Q-12/94                    10.2
                    with The Provident Bank
     10.4         Revolving Note dated November 21, 1994                 10Q-12/94                    10.3
                    with The Fifth Third Bank
     10.5         Promissory Note with The                               10K-94                       10.2
                    Provident Bank

                   Management Compensatory Agreements
                   ----------------------------------
     10.4         LSI Industries Inc. Retirement Plan                    Filed herewith
                    and Trust
     10.5         1985 Stock Option Plan                                 10K-89                       10.1
       11         Statement Re Computation of Per                        Filed herewith
                    Share Earnings
       22         Subsidiaries of the Registrant                         Filed herewith
       24         Consent of Independent                                 Filed herewith
                    Accountants
       25         Powers of Attorney (5)                                 Filed herewith
       27         Financial Data Schedule                                Filed herewith

        * The Company has no outstanding issue or indebtedness exceeding 10% of the Company's assets on a consolidated basis. A copy of the instruments defining the right of security holders will be furnished to the Commission upon request.

(b)  Form 8-K:

        There have been no reports filed on Form 8-K during the last quarter of fiscal year 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LSI INDUSTRIES INC.


     September 25, 1995                      BY:  /s/ Robert J. Ready
----------------------------                      -------------------------
Date                                              Robert J. Ready
                                                  Chairman of the Board and
                                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title
---------                                          -----
Robert J. Ready                                    Chairman of the Board and President
------------------------------------------------   (Principal Executive Officer)
Robert J. Ready

Ronald S. Stowell                                  Chief Financial Officer and Treasurer
------------------------------------------------   (Principal Financial and Accounting Officer)
Ronald S. Stowell

*Michael J. Burke                                  Director
------------------------------------------------
Michael J. Burke

*Allen L. Davis                                    Director
------------------------------------------------
Allen L. Davis

*James P. Sferra                                   Executive Vice President
------------------------------------------------   - Manufacturing, and Director
James P. Sferra

*John N. Taylor, Jr.                               Director
------------------------------------------------
John N. Taylor, Jr.

*Donald E. Whipple                                 President LSI Lighting Systems,
------------------------------------------------   Secretary, and Director
Donald E. Whipple

*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 25, 1995, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 25 hereto.

September 25, 1995                                By:  /s/ Ronald S. Stowell
----------------------------                      --------------------------
Date                                                   Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES BY BUSINESS SEGMENT

    (In thousands)
                            1995            1994          1993
                            ----            ----          ----
         LIGHTING         $ 72,782        $56,159       $41,768
         GRAPHICS           47,145         37,376        30,795
                          --------        -------       -------
                          $119,927        $93,535       $72,563
                          ========        =======       =======


RESULTS OF OPERATIONS

1995 COMPARED TO 1994

Net sales of $119,927,000 increased 28% over 1994 sales of $93,535,000.
Lighting segment sales increased 30% with sales increases in all major markets served: the petroleum/convenience store market, the multi-site retail market, and the commercial/industrial lighting market. Graphics segment sales increased 26%, primarily as a result of strong sales into the petroleum/convenience store market. One customer, Chevron U.S.A., accounted for 14% of net sales in 1995 and 13% of net sales in 1994. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in sales in 1995 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in 1995 as competitive pricing pressures held price increases to a minimum.

Gross profit of $39,771,000, or 33.2% of net sales, increased over last year's gross profit of $31,105,000 or 33.3% of net sales. The increase in amount of gross profit is attributed primarily to the 28% increase in sales. Increased sales volume caused some manufacturing inefficiencies, increased employment levels and related training, and overtime and additional shifts in the first half of the year. The Company experienced cost increases in several raw materials and components from suppliers in the first half for which sales price increases were implemented in the second half of the year. Selling and administrative expenses of $29,509,000 increased from $23,965,000, but decreased as a percentage of net sales to 25% from 26%, primarily as a result of increased sales volume.

Interest expense increased in 1995 from $199,000 to $459,000 as a result of increased average borrowings on the Company's revolving lines of credit and long-term debt facilities in addition to increased effective borrowing rates. Other expense consists primarily of losses on disposition of assets of $122,000 and $250,000 in 1995 and 1994, respectively. Income tax expense of $3,469,000 or 36% of income before taxes compares to tax expense of $2,461,000 or 37% last year. The increase in income tax expense is related primarily to the increased taxable income.

Net income of $6,174,000 or $.79 per share increased from last year's net income of $4,190,000 or $.55 per share as a result of increased sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for taxes. See additional comments regarding earnings per share in Liquidity and Capital Resources.

1994 COMPARED TO 1993

Net sales of $93,535,000 increased 29% over 1993 net sales of $72,563,000. Lighting segment sales increased 34% with sales increases in all major markets served: the commercial/industrial lighting market, the petroleum/convenience store market, and the multi-site retail market. Graphics segment sales increased 21% with increases in sales of both graphics and printed products in the petroleum/convenience store market, the multi-site retail market, as well as other markets served. One customer, Chevron U.S.A., accounted for 13% of consolidated net sales in both 1994 and 1993. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. Inflation did not have a significant impact on sales in 1994 as competitive pricing pressures held price increases to a minimum.

Gross profit of $31,105,000, or 33.3% of net sales, increased over last year's gross profit of $22,774,000 or 31.4% of net sales. The 37% increase in amount of gross profit is directly related to the 29% increase in net sales, to economies associated with increased production and manufacturing throughput, to facilities consolidation, and to an improved materials cost percentage related to product mix and cost reduction programs. Selling and administrative expenses of $23,965,000 increased from $20,156,000, but decreased as a percentage of net sales to 26% from 28%. The increase in amount is primarily related to the increased sales volume and improved operating performance.

Interest expense decreased in 1994 from $503,000 to $199,000 primarily as a result of decreased average borrowings and also due to reduced effective borrowing rates. Other expense consists primarily of $250,000 net loss on disposition of assets in 1994 and a $520,000 gain on sale of an asset in 1993. Income tax expense of $2,461,000 or 37% of income before taxes compares to tax expense of $927,000 or 36% in 1993. The increase in income tax expense is related primarily to the increased taxable income.

Net income of $4,190,000 or $.55 per share increased from 1993 net income of $1,669,000 or $.23 per share due to the increased gross profit on higher sales volume and to reduced interest expense, partially offset by the increased selling and administrative expenses, loss on disposition of assets, and increased tax provision. See additional comments regarding earnings per share in Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995 the Company had working capital of $17,788,000, compared to $11,223,000 at June 30, 1994, and the ratio of current assets to current liabilities increased to 1.74 to 1 from 1.65 to 1. The increased working capital is primarily attributed to increases in inventories, accounts receivable, cash, and refundable income taxes, partially offset by increases in accounts payable, accrued expenses, and current maturities of long-term debt. The increase in inventories is related generally to increased sales and production volumes, and specifically to a temporary inventory stocking program for the Company's major customer. This build up of inventory is offset by significant customer prepayments which have been classified as a current liability. The Company generated $1.8 million in cash from operating activities in 1995. The debt to equity ratio of .28 to 1 at June 30, 1995 increased from .15 to 1 as of June 30, 1994.

Capital expenditures of $5,117,000 in fiscal year 1995 compares to $4,609,000 in fiscal year 1994. Spending in fiscal year 1995 was primarily related to office and plant expansion, additional manufacturing equipment and process improvements. Capital expenditures of $4.4 million for equipment and tooling are planned for 1996, with funding principally out of cash flows from operations as well as from the Company's lines of credit.

In August 1995, the Board of Directors declared a regular quarterly cash dividend of $.04 per share ($303,000) and a special year-end cash dividend of $.05 per share ($379,000) to be paid September 22, 1995 to shareholders of record on September 11, 1995. The Company paid three regular quarterly dividends of $.03 per share, totaling $602,000, during fiscal year 1995 as well as an annual dividend for fiscal year 1994 of $.07 per share or $476,000. A 5% stock dividend was also paid in September 1994. In August 1995, the Board of Directors split the common shares of the Company three-for-two. All share and per share amounts for all periods reflect this three-for-two stock split.

The Company has two revolving lines of credit totaling $13 million, with $11.7 million available as of September 21, 1995. The Company believes that the total of available line of credit plus cash flows from operating activities is adequate for the Company's 1996 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company continues to seek opportunities to invest in new products and markets, and in acquisitions which fit its strategic growth plans in the lighting and graphics markets.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of LSI Industries Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under ITEM 8 of this Form 10-K present fairly, in all material respects, the financial position of LSI Industries Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/   Price Waterhouse LLP
--------------------------
PRICE WATERHOUSE LLP
Cincinnati, Ohio
August 18, 1995

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In thousands, except per share)

                                                              1995                1994               1993
                                                              ----                ----               ----
Net sales                                                   $119,927            $93,535            $72,563
Cost of products sold                                         80,156             62,430             49,789
                                                            --------            -------            -------
    Gross profit                                              39,771             31,105             22,774

Selling and administrative expenses                           29,509             23,965             20,156
                                                            --------            -------            -------
    Operating income                                          10,262              7,140              2,618

Interest expense                                                 459                199                503
Other (income) expense                                           160                290               (481)
                                                            --------            -------            -------
    Income before income taxes                                 9,643              6,651              2,596

Income tax expense                                             3,469              2,461                927
                                                            --------            -------            -------

    Net income                                              $  6,174            $ 4,190            $ 1,669
                                                            ========            =======            =======

Net income per share                                        $    .79            $   .55            $   .23

Average shares outstanding (see Note 6)                        7,802              7,656              7,385


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
(in thousands)

                                                            1995         1994
                                                            ----         ----
ASSETS

    Current Assets
       Cash                                                $ 2,124      $ 1,614
       Accounts receivable, less allowance
           for doubtful accounts of $242 and $265,
           respectively                                     19,273       14,376

       Inventories                                          18,584       11,079

       Refundable income taxes                                 438           --

       Other current assets                                  1,397        1,390
                                                           -------      -------

           Total current assets                             41,816       28,459

    Property, Plant and Equipment, at cost
         Land                                                2,512        2,482
         Buildings                                           8,967        7,536
         Machinery and equipment                            16,900       14,983
                                                           -------      -------
                                                            28,379       25,001
         Less accumulated depreciation                      (8,981)      (8,550)
                                                           -------      -------
         Net property, plant and equipment                  19,398       16,451

    Goodwill                                                 1,339        1,377
                                                           -------      -------

                                                           $62,553      $46,287
                                                           =======      =======
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                     $   842      $   265
  Accounts payable                                          10,641        7,958
  Accrued expenses                                          12,545        9,013
                                                           -------      -------
    Total current liabilities                               24,028       17,236

Long-Term Debt                                               7,257        3,335

Other Long-Term Liabilities                                    380          460

Deferred Income Taxes                                        1,435        1,275

Shareholders' Equity
  Preferred shares, without par value;
    Authorized 1,000,000 shares, none issued                    --           --
  Common shares, without par value;
    Authorized 13,000,000 shares;
    Outstanding 7,554,229 and 7,466,951
      shares, respectively, including the
      effect of a three-for-two stock split
      (see Note 6)                                           7,915        7,539
  Retained earnings                                         21,538       16,442
                                                           -------      -------

    Total shareholders' equity                              29,453       23,981
                                                           -------      -------

                                                           $62,553      $46,287
                                                           =======      =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(In thousands)

                                                                      1995                 1994                  1993
                                                                      ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                       $ 6,174              $ 4,190              $ 1,669

    Non-cash items included in income
         Depreciation and amortization                                 2,074                1,794                1,731
         Deferred income taxes                                            85                 (234)                 691
         Loss on disposition of fixed assets                             122                  250                   --

    Change in
         Accounts receivable                                          (4,897)              (2,744)                (672)
         Inventories                                                  (7,505)              (3,481)                  44
         Refundable income taxes                                        (438)                 134                2,228
         Accounts payable                                              2,683                2,087                  208
         Accrued expenses and other                                    3,590                5,833                  (58)

    Net cash used by discontinued operations
             Other changes in net assets                                 (70)                (245)              (1,232)
                                                                     -------              -------              -------

             Net cash flows from operating activities                  1,818                7,584                4,609
                                                                     -------              -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant, and equipment                        (5,117)              (4,609)              (1,253)
    Proceeds from sale of fixed assets                                    12                   13                   --
                                                                     -------              -------              -------

         Net cash flows from investing activities                     (5,105)              (4,596)              (1,253)
                                                                     -------              -------              -------

Cash Flows From Financing Activities

    Decrease in lines of credit                                           --               (1,312)              (1,458)
    Payment of long-term debt                                           (451)              (3,957)              (1,727)
    Increase in long-term debt                                         4,950                3,600                   --
    Cash dividends paid                                               (1,078)                (234)                (234)
    Exercise of stock options                                            376                  370                   --
                                                                     -------              -------              -------

         Net cash flows from financing activities                      3,797               (1,533)              (3,419)
                                                                     -------              -------              -------

Increase (decrease) in cash                                              510                1,455                  (63)

Cash at beginning of year                                              1,614                  159                  222
                                                                     -------              -------              -------

Cash at end of year                                                  $ 2,124              $ 1,614              $   159
                                                                     =======              =======              =======

Supplemental cash flow information
    Interest paid                                                    $   438              $   210              $   540
    Income taxes paid (refunded), net                                $ 5,831              $   204              $(2,010)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1995, 1994, AND 1993
(In thousands)


                                                     Common Shares
                                                ------------------------
                                                Number of                        Retained
                                                  Shares          Amount         Earnings          Total
                                                ---------         ------         --------          -----
BALANCE AT JUNE 30, 1992                          7,367           $7,169         $11,051          $18,220
    Net income                                       --               --           1,669            1,669
    Dividend - $.03 per share                        --               --            (234)            (234)
                                                  -----           ------         -------          -------


BALANCE AT JUNE 30, 1993                          7,367            7,169          12,486           19,655
    Net income                                       --               --           4,190            4,190
    Stock options exercised                         100              370              --              370
    Dividend - $.03 per share                        --               --            (234)            (234)
                                                  -----           ------         -------          -------


BALANCE AT JUNE 30, 1994                          7,467            7,539          16,442           23,981
    Net income                                       --               --           6,174            6,174
    Stock options exercised                          87              376              --              376
    Dividends - $ .15 per share                      --               --          (1,078)          (1,078)
                                                  -----           ------         -------          -------


BALANCE AT JUNE 30, 1995                          7,554           $7,915         $21,538          $29,453
                                                  =====           ======         =======          =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION:

The consolidated financial statements include the accounts of LSI Industries Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

RECLASSIFICATION:

Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.

REVENUE RECOGNITION:

Revenue is recognized when the customer accepts title and the resultant risks and rewards of ownership. Generally this occurs upon shipment of goods or shortly thereafter. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments.

CASH:

The cash balance includes cash and cash equivalents which have maturities of less than three months.

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION:

Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets.

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over a forty year period. As of June 30, 1995 and 1994, accumulated amortization of goodwill was $248,000 and $210,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs relating to continuing operations were $1,004,000 in 1995, $942,000 in 1994, and $567,000 in 1993.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

NET INCOME PER COMMON SHARE:

The computation of net income per common share is based on the weighted average common shares outstanding for the period, including Common Share equivalents (dilutive stock options). Dilutive stock options amounted to 287,000 shares in 1995, 236,000 shares in 1994 and 18,000 in 1993. See also Note 6.

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from Discontinued Operations. Consideration received included cash, assumption of liabilities by management, and rights to a percentage of future profits of the operation earned on or before May 31, 1996 (to which no value was assigned). The maximum amount receivable is not material, is subject to a time limit, and realizability is believed not to be certain.

The remaining liabilities which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, have been classified in the consolidated balance sheets as follows:

                                                  JUNE 30              June 30
                                                    1995                 1994
                                                  -------              -------
(In thousands)
              Accrued expenses                    $  429               $  396
              Other long-term liabilities            380                  460
                                                  ------               ------

         Total                                    $  809               $  856
                                                  ======               ======

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - Lighting and Graphics. The Lighting segment manufactures and sells outdoor, indoor and landscape lighting fixtures as well as menu boards and light boxes to the petroleum/convenience store, multi-site retail and commercial/industrial markets. The Lighting segment includes the operations of LSI Lighting Systems, Abolite Lighting, Greenlee Lighting, LSI Images, and LSI Metal Fabrication.
The Graphics segment manufactures and sells screen printed materials and architectural graphic structures for the petroleum/convenience store and multi-site retail markets. The Graphics segment includes the operations of SGI and Insight Graphics.

The following information is provided for the following periods:

                                                         1995              1994             1993
                                                         ----              ----             ----
                                                                      (In thousands)
NET SALES:
   Lighting                                            $  72,782          $56,159          $41,768
   Graphics                                               47,145           37,376           30,795
                                                       ---------         --------         --------
                                                        $119,927          $93,535          $72,563
                                                        ========          =======          =======

OPERATING INCOME:
   Lighting                                            $   4,937          $ 3,684          $ 1,004
   Graphics                                                5,325            3,456            1,614
                                                       ---------         --------         --------
                                                        $ 10,262          $ 7,140          $ 2,618
                                                        ========          =======          =======

IDENTIFIABLE ASSETS:
   Lighting                                             $ 36,433          $29,912          $23,465
   Graphics                                               23,280           14,523           12,447
                                                        --------         --------         --------
                                                          59,713           44,435           35,912
   Corporate                                               2,840            1,852            2,139
                                                       ---------        ---------        ---------
                                                        $ 62,553          $46,287          $38,051
                                                        ========          =======          =======

CAPITAL EXPENDITURES:
   Lighting                                             $  3,814          $ 3,747          $   904
   Graphics                                                1,303              862              349
                                                       ---------        ---------        ---------
                                                        $  5,117          $ 4,609          $ 1,253
                                                        ========          =======          =======

DEPRECIATION AND AMORTIZATION:
   Lighting                                             $  1,404          $ 1,133          $ 1,103
   Graphics                                                  670              661              628
                                                      ----------        ---------        ---------
                                                        $  2,074          $ 1,794          $ 1,731
                                                        ========          =======          =======

Operating income of the business segments includes sales less all operating expenses including allocations of corporate expense, but excluding interest expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash, and refundable income taxes and, in fiscal 1993, a net receivable related to an asset that had been held for sale.

NOTE 4 - BALANCE SHEET DATA

The following information is provided as of June 30:

                                                                       1995                1994
                                                                      -------             -------
                                                                            (In thousands)
                INVENTORIES:
                   Raw materials                                      $ 9,821             $ 5,926
                   Work-in-process and
                     finished goods                                     8,763               5,153
                                                                      -------             -------
                                                                      $18,584             $11,079
                                                                      =======             =======
                ACCRUED EXPENSES:
                   Compensation and benefits                          $ 4,070             $ 3,447
                   Accrued Income Taxes                               $   360             $ 2,490
                   Customer Prepayments                               $ 5,648             $   593

NOTE 5 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has lines of credit with its banks in the aggregate amount of $13,000,000, all of which is available at June 30, 1995. These revolving lines of credit are unsecured and expire in fiscal year 1996. The Company has a $6,700,000 term loan agreement with one of its banks and as of June 30, 1995, $6,365,000 is outstanding. Equal quarterly principal payments, plus interest, continue through December 2004. The term loan is secured by the Company's Ohio real estate and selected equipment, with a total net carrying value of $11.3 million. Interest on the revolving lines of credit and the term loan is charged based upon a 1.0 and a 1.25 percentage point increment, respectively, over the LIBOR rate as periodically determined, or at the banks' base lending rate, at the Company's option. Under terms of these agreements, the Company has agreed to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

In February 1995 the Company completed an Industrial Revenue Development Bond
(IRB) borrowing in the amount of $1,250,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate is reestablished semi-annually and is currently 6.15%, including a letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.2 million.

The Company has equipment loans outstanding totaling $484,000 with two governmental agencies in Kentucky. The loans are for terms of five years at a weighted average interest rate of 2.2% and are secured by the Company's Kentucky equipment which has a net carrying value of $1.3 million. The Company makes quarterly principal and interest payments of $32,000 through June 1999 and has committed to specified job growth in its Kentucky facility.

LONG-TERM DEBT:                                                          1995                  1994
                                                                        ------                ------
                                                                               (In thousands)
   Term loan at 7.25%                                                   $6,365                $3,000
   Industrial Revenue Development Bond at 6.15%                          1,250                    --
   Equipment loans (average rate of 2.2%)                                  484                   600
                                                                        ------                ------
                                                                         8,099                 3,600

   Less current maturities                                                 842                   265
                                                                        ------                ------
                                                                        $7,257                $3,335
                                                                        ======                ======

    Future maturities of long-term debt at June 30, 1995 are as follows (in thousands):

             1996           1997           1998           1999           2000             2001 and after
             ----           ----           ----           ----           ----             --------------
             $842           $850           $858           $860           $740                  $3,949

NOTE 6 - SHAREHOLDERS' EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The stock option plan for directors and a new plan for employees were adopted by the Board of Directors in May 1995, subject to shareholder approval in November 1995. The options granted pursuant to these plans are granted at fair market value at date of grant and generally become exercisable 25% per year (cumulative) beginning one year after the date of grant at the fair market value of the Common Shares at the date of grant. The number of shares reserved for issuance is 982,800, of which 491,000 shares are available for future grant as of June 30, 1995. The plan allows for the grant of both incentive stock options and non-qualified stock options.

                                                           Shares              Average
                                                       (In thousands)           Price
                                                       --------------          --------
OPTIONS OUTSTANDING AT JUNE 30, 1992                         450                $3.36
    Options granted                                          113                 2.23
    Options terminated                                       (50)                3.45
                                                           -----

OPTIONS OUTSTANDING AT JUNE 30, 1993                         513                 3.13
    Options granted                                          182                 4.58
    Options terminated                                       (34)                3.37
    Options exercised                                       (107)                3.28
                                                           -----

OPTIONS OUTSTANDING AT JUNE 30, 1994                         554                 3.56
    Options granted                                           42                 9.71
    Options terminated                                       (12)                3.37
    Options exercised                                        (92)                3.37
                                                           -----

OPTIONS OUTSTANDING AT JUNE 30, 1995                         492                $4.13
                                                           =====

At June 30, 1995, there were 281,000 options exercisable at an average price of $4.22 per share.

On August 18, 1995, the Board of Directors declared a regular quarterly dividend of $.04 per share and a special $.05 per share cash dividend to be paid September 22, 1995 to shareholders of record on September 11, 1995. Earnings per share and common shares outstanding for all periods reflect a three-for-two stock split effective August 4, 1995. Annual cash dividend payments made during fiscal years 1995, 1994 and 1993 were $.15, $.03, and $.03, respectively.

NOTE 7 - SALES TO MAJOR CUSTOMERS

The Company made sales in both the Lighting and Graphics segments to a major customer which exceeded 10% of consolidated net sales. Sales to Chevron U.S.A. represented 14% of consolidated net sales in 1995 and 13% in both 1994 and 1993.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $835,000 in 1995, $846,000 in 1994, and $788,000 in 1993. Minimum annual rental commitments under non-cancelable operating leases are: $654,000 in 1996; $605,000 in 1997; $541,000 in 1998;
and $352,000 in 1999.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

                                                               1995            1994              1993
                                                              ------          ------            ------
                                                                          (In thousands)
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current federal                                           $3,179          $2,582            $  143
    Current state and local                                      205             113                93
    Deferred                                                      85            (234)              691
                                                              ------          ------            ------
                                                              $3,469          $2,461            $  927
                                                              ======          ======            ======

DEFERRED INCOME TAX COMPONENTS:
    Depreciation                                              $  160          $ (691)           $  112
    Accrued and prepaid expenses                                 (75)            (21)               74
    Alternative minimum tax credit carry
      forward                                                     --             283                --
    Restructuring charges                                         --             195               305
    Reserve established for sale of asset                         --              --               200
                                                              ------          ------            ------
                                                             $    85          $ (234)           $  691
                                                              ======          ======            ======

RECONCILIATION TO FEDERAL STATUTORY RATE:
   Federal statutory tax rate                                   34.0%           34.0%             34.0%
   State and local taxes                                         1.4             1.1               2.4
   Goodwill and other                                             .6             1.9              (0.7)
                                                              ------          ------            ------
   Effective tax rate                                           36.0%           37.0%             35.7%
                                                              ======          ======            ======

The components of deferred income tax assets and liabilities at June 30, 1995 and 1994 are as follows:

                                                                                1995             1994
                                                                               ------           ------
                                                                                   (In thousands)
Current assets (liabilities):
    Reserves against current assets                                            $  269              194
    Prepaid expenses                                                             (106)            (226)
    Accrued expenses                                                              373              493
                                                                               ------           ------
Deferred income tax asset included in Other Current
    Assets on the Consolidated Balance Sheets                                  $  536           $  461
                                                                              =======           ======
Noncurrent liabilities:
    Depreciation                                                               $1,435           $1,275
                                                                               ------           ------
Deferred income tax liabilities as reported on the
    Consolidated Balance Sheets                                                $1,435           $1,275
                                                                               ======           ======

The Internal Revenue Service (IRS) has completed its audit of the Company's 1989 through 1992 federal income tax returns. In October 1994, the IRS proposed audit adjustments which would result in a return of approximately $2 million of income taxes which had been refunded to the Company with the filing of its 1992 income tax return. The IRS has questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. The Company plans to vigorously protest this assessment and has filed a formal protest with the IRS Appeals Division stating that the Company believes that its filing position has merit. The Company does not expect that the ultimate outcome of any final assessment would be material to its financial position.

NOTE 10 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                            Quarter Ended
                                        ---------------------------------------------------          Fiscal
                                        Sept. 30        Dec. 31     March 31        June 30           Year
                                        --------        -------     --------        -------         --------
1995
    Net sales                           $29,320        $32,364      $26,920        $31,323         $119,927
    Gross profit                          9,858         11,174        8,570         10,169           39,771
    Net Income                            1,849          2,159          749          1,417            6,174

Earnings per share                      $   .24        $   .28      $   .10        $   .18         $    .79(a)

Range of share prices
    High                                $  8.33        $  8.00      $  9.67        $ 12.92
    Low                                 $  6.67        $  6.67      $  7.33        $  9.33

1994
    Net sales                           $23,571        $25,312      $20,273        $24,379         $93,535
    Gross profit                          8,169          8,764        6,325          7,847          31,105
    Net Income                            1,317          1,403          453          1,017           4,190

Earnings per share                      $   .18        $   .18      $   .06        $   .13         $   .55

Range of share prices
    High                                $  4.50        $  7.09      $  7.83        $  7.67
    Low                                 $  3.25        $  4.59      $  6.33        $  6.00

(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

LSI Industries Inc. Common Shares are traded on The Nasdaq Stock Market under the symbol LYTS. At August 4, 1995, there were 494 shareholders of record. The Company believes this represents approximately 2,500 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The  following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:
                                           1995              1994           1993             1992              1991
                                         --------          -------         -------          -------           -------
Net sales                                $119,927          $93,535         $72,563          $69,182           $68,782
Cost of products sold                      80,156           62,430          49,789           47,389            47,052
Operating expenses                         29,509           23,965          20,156           19,351            21,085
Restructuring charges                          --               --              --            2,136                --
                                         --------          -------         -------          -------           -------
    Operating income                       10,262            7,140           2,618              306               645
Interest expense                              459              199             503              580               718
Other (income) expense                        160              290            (481)             539                38
                                         --------          -------         -------          -------           -------
Income (loss) from
    continuing operations
    before income taxes                     9,643            6,651           2,596             (813)             (111)
Income taxes                                3,469            2,461             927             (282)              (12)
                                         --------          -------         -------          -------           -------
Income (loss) from
    continuing operations                $  6,174          $ 4,190         $ 1,669          $  (531)          $   (99)
                                          =======          =======         =======          =======           =======
Net income (loss)                        $  6,174          $ 4,190         $ 1,669          $(4,793)          $(1,094)
                                          =======          =======         =======          =======           =======
Per share data (a)
    Income (loss) from
         continuing operations           $    .79          $   .55         $   .23          $  (.07)          $  (.01)
    Net income (loss)                    $    .79          $   .55         $   .23          $  (.65)          $  (.15)
Cash dividends                           $    .15          $   .03         $   .03          $   .03           $   .03

Average number of
    shares outstanding (a)(b)               7,802            7,656           7,385            7,367             7,367

BALANCE SHEET DATA:
    (At June 30)
                                           1995              1994           1993             1992              1991
                                         --------          -------         --------         -------           -------
Working capital                          $ 17,788          $11,223         $10,268          $12,241           $10,846
Total assets                               62,553           46,287          38,051           41,231            43,651
Long-term debt,
    including current
    maturities                              8,099            3,600           3,957            8,454             9,840

Shareholders' equity                       29,453           23,981          19,655           18,220            23,246

(a) Earnings per share and average number of shares outstanding reflect the three-for-two stock split effective August 4, 1995.

(b) Average shares outstanding represents common shares outstanding plus common share equivalents (stock options).

                     LSI INDUSTRIES INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                (In Thousands)


         COLUMN A                      COLUMN B      COLUMN C      COLUMN D        COLUMN E
         --------                      --------     ----------     ----------      --------
                                                     Additions
                                       Balance      Charged to                      Balance
                                      Beginning      Costs and        (A)           End of
Description                           of Period      Expenses      Deductions       Period
-----------                           ---------     ----------     ----------      --------

Allowance for Doubtful Accounts:

    Year ended June 30, 1995             $265          $103          $(126)          $242
    Year ended June 30, 1994             $540          $316          $(591)          $265
    Year ended June 30, 1993             $279          $492          $(231)          $540

Inventory Obsolescence Reserves:

    Year ended June 30, 1995             $306          $302          $(155)          $453
    Year ended June 30, 1994             $356          $162          $(212)          $306
    Year ended June 30, 1993             $417          $149          $(210)          $356

(A)  For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.
