Form 10-Q
period 1995-09-30
LSI INDUSTRIES INC
filed 1995-11-14
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______.


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

YES      X                   NO
    ----------                  ----------

Common Shares, no par value. Shares Outstanding at October 30, 1995: 7,622,189.

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX

                                                                         Begins on
                                                                            Page
                                                                            ----
PART I.  Financial Information

      ITEM 1.     Financial Statements

                  Consolidated Income Statements........................     3
                  Consolidated Balance Sheets...........................     4
                  Consolidated Statements of Cash Flows.................     5

                  Notes to Financial Statements.........................     6

      ITEM 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations....................................     7

PART II.  Other Information

      ITEM 6.     Exhibits and Reports on Form 8-K......................     9

Signatures        ......................................................     9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.

                         CONSOLIDATED INCOME STATEMENTS

                                   (Unaudited)

                                           Three Months Ended
                                              September 30
                                           1995          1994
                                          -------       -------
(In thousands, except per
    share amounts)

Net sales                                 $35,882       $29,320

Cost of products sold                      23,940        19,462
                                          -------       -------

      Gross profit                         11,942         9,858

Selling and administrative expenses         8,312         6,905
                                          -------       -------

      Operating income                      3,630         2,953

Interest expense                              143            64

Other expenses                                  5             9
                                          -------       -------

      Income before income taxes            3,482         2,880

Income tax expense                          1,288         1,031
                                          -------       -------

      Net income                          $ 2,194       $ 1,849
                                          =======       =======


Net income per common share               $   .28       $   .24
                                          =======       =======


Average shares outstanding                  7,961         7,748


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                       September 30,           June 30,
                                                                 1995                  1995
                                                                -------               -------
                                                              (Unaudited)      (Derived from Audited
                                                                                financial statements)
ASSETS

Current Assets:
   Cash                                                         $ 1,342               $ 2,124
   Accounts receivable                                           21,661                19,273
   Inventories                                                   19,275                18,584
   Other current assets                                           1,244                 1,835
                                                                -------               -------

      Total current assets                                       43,522                41,816

Property, plant and equipment, net                               19,800                19,398

Goodwill                                                          1,330                 1,339
                                                                -------               -------

                                                                $64,652               $62,553
                                                                =======               =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                        $ 1,500               $  --
   Current maturities of long-term debt                             843                   842
   Accounts payable                                              11,881                10,641
   Accrued expenses                                              10,825                12,545
                                                                -------               -------

      Total current liabilities                                  25,049                24,028

Long-Term Debt                                                    7,060                 7,257

Other Long-Term Liabilities                                       1,455                 1,815

Shareholders' Equity:
   Preferred shares, without par value;                            --                    --
      Authorized 1,000,000 share, none issued
   Common shares, without par value;                              8,040                 7,915
      Authorized 13,000,000 shares;
      Outstanding 7,613,776 and 7,554,229 shares,
         respectively
   Retained earnings                                             23,048                21,538
                                                                -------               -------

      Total shareholders' equity                                 31,088                29,453
                                                                -------               -------

                                                                $64,652               $62,553
                                                                =======               =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                            Three Months Ended
                                                             September 30
                                                          ----------------------
                                                           1995           1994
                                                          -------        -------
Cash Flows From Operating Activities:

    Net income from continuing operations                 $ 2,194        $ 1,849
    Non-cash items included in income:
         Depreciation and amortization                        567            457
         Deferred income taxes                                 20             54
         (Gain) on disposition of fixed assets                 (4)          --

    Changes in operating assets and liabilities:
         Accounts receivable                               (2,388)        (3,196)
         Inventories                                         (691)        (1,772)
         Accounts payable and other                          (217)          (296)

    Change in liability for discontinued operations           (52)           (26)
                                                          -------        -------

         Net cash flows from operating activities          (1,571)        (2,930)

Cash Flows from Investing Activities:

    Purchase of property, plant and equipment                (960)          (777)
    Proceeds from sale of fixed assets                          4           --
                                                          -------        -------

         Net cash flows from investing activities            (956)          (777)

Cash Flows from Financing Activities:

    Increase (decrease) in lines of credit                  1,500            375
    Payment of long-term debt                                (196)           (29)
    Increase in long-term debt                               --            2,500
    Cash dividends paid                                      (684)          (476)
    Exercise of stock options                                 125            100
                                                          -------        -------

         Net cash flows from financing activities             745          2,470
                                                          -------        -------

Increase (decrease) in cash                                  (782)        (1,237)

Cash at beginning of year                                   2,124          1,614
                                                          -------        -------

Cash at end of period                                     $ 1,342        $   377
                                                          =======        =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL STATEMENTS

        The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations and its cash flows for the periods ended September 30, 1995 and 1994. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1995 annual report.

NOTE 2: NET INCOME PER COMMON SHARE

        The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents consist of dilutive stock options of which there were 379,000 and 270,000 shares, respectively, for the three month periods ended September 30, 1995 and 1994.

NOTE 3: INVENTORIES

        Inventories consist of the following (in thousands):

                                           September 30, 1995      June 30, 1995
                                           ------------------      -------------
                                               (unaudited)     (derived from audited
                                                                financial statements)
               Raw Materials                     $10,093                $ 9,821

               Work-in-Process and
                 Finished Goods                    9,182                  8,763
                                                 -------                -------

                                                 $19,275                $18,584
                                                 =======                =======

NOTE 4: CASH DIVIDENDS

        The Company paid dividends of $476,000 in September 1994 (annual dividend for fiscal year 1994) and $684,000 in September 1995 (fourth quarter and special year end dividend for fiscal year 1995). In October 1995, the Company's Board of Directors declared a $.04 per share regular quarterly dividend payable on November 13, 1995 to shareholders of record as of November 6, 1995.

NOTE 5: SALES TO MAJOR CUSTOMERS

        The Company made sales in both the Lighting and Graphics segments to a major customer, Chevron U.S.A., representing 11% and 15%, respectively, of consolidated net sales in the three month periods ended September 30, 1995 and 1994, respectively.

NOTE 6: INCOME TAXES

        The Company discontinued a certain part of its operations in 1992 and reported a $4.3 million loss, net of a $3.2 million income tax benefit. The Internal Revenue Service (IRS) has completed its audit of the Company's 1989 through 1992 federal income tax returns. The IRS questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. In October 1994, the IRS proposed audit adjustments which would have resulted in a return of approximately $2 million of income taxes (plus interest) which had been refunded to the Company with the filing of its 1992 income tax return. The Company is discussing a possible settlement with the IRS Appeals Division which could result in payment of approximately $1.8 million (composed of taxes and interest), and in a charge to discontinued operations of approximately $1.5 million to increase the Company's reserve for remaining liabilities associated with the discontinued operations. However, there can be no assurances as to the timing or amount of the resolution of this matter. The Company continues to investigate other options which may be available to it with respect to this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT

                                         Three Months Ended
(In thousands; unaudited)                   September 30
                                         ------------------
                                       1995                1994
                                       ----                ----

        Lighting                     $22,531              $16,247
        Graphics                      13,351               13,073
                                     -------              -------

                                     $35,882              $29,320
                                     =======              =======

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

Net sales of $35,882,000 increased 22% over first quarter sales last year of $29,320,000. Lighting segment sales increased 39% and Graphics segment sales increased 2%, as a result of strong lighting sales in the petroleum/convenience store and the multi-site retail markets. One customer, Chevron U.S.A., accounted for 11% of net sales in the first quarter of fiscal 1996 and 15% of net sales in the corresponding period of 1995. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future.

Gross profit of $11,942,000, or 33.3% of net sales, increased over last year's first quarter gross profit of $9,858,000 or 33.6% of net sales. The increase in amount of gross profit is attributed primarily to the 22% increase in sales. A sales mix shift in the Company's Graphics segment to somewhat lower margin programs in the first quarter and an increase in lighting sales to the petroleum market both provided influences that reduced the gross profit percentage. Selling and administrative expenses increased to $8,312,000 primarily as a result of increased sales volume, and were reduced to 23% of net sales in fiscal 1996 from 24% of net sales in fiscal 1995.

Interest expense increased from $64,000 to $143,000, primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. The Company's effective tax rate increased to 37% as a result of the increased provision for state income taxes.

Net income of $2,194,000 or $.28 per share increased 19% from last year's net income of $1,849,000 or $.24 per share as a result of increased sales and gross profit, partially offset by increased operating expenses and increased provision for income taxes.

As discussed in Note 6 to the financial statements and as previously described under "Legal Proceedings" in the Company's prior reports on Form 10-Q, the Company has been involved in a dispute with the Internal Revenue Service (IRS) in which the IRS has proposed audit adjustments which could result in a payment of income taxes by the Company of approximately $2 million, plus interest. The proposed adjustments relate to the Company's 1992 discontinued operations and are associated with income tax which had been refunded to the Company with the filing of its 1992 income tax return. The Company is discussing a possible settlement with the IRS Appeals Division which could result in payment of approximately $1.8 million, composed of taxes and interest, and in a charge to discontinued operations of approximately $1.5 million to increase the Company's reserve for remaining liabilities associated with the discontinued operations. However, there can be no assurances as to the timing or amount of the resolution of this matter. The Company continues to investigate other options which may be available to it with respect to this matter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995 the Company had working capital of $18,473,000, compared to $17,788,000 at June 30, 1995. The ratio of current assets to current liabilities remained at 1.74 to 1. The increased working capital is primarily attributed to increases in accounts receivable and inventories, and to a reduction in accrued expenses, partially offset by increases in notes payable to banks, to increases in accounts payable (related to increased sales and production volumes), and to decreased cash. The Company used $1.6 million in cash for operating activities in the first quarter of fiscal year 1996. The debt to equity ratio of .28 to 1 at September 30, 1995 decreased from .30 to 1 as of June 30, 1995. The Company's primary source of liquidity continues to be its lines of credit, which carried $9 million of available borrowing capacity as of November 2, 1995. The Company believes its sources of liquidity and capital are adequate to meet its operating needs.

Capital expenditures of $960,000 in the first quarter of fiscal year 1996 compares to $777,000 in the comparable period last year. Spending in fiscal year 1996 is primarily related to manufacturing equipment and process improvements and is expected to total approximately $4.4 million for the full year. The Company paid cash dividends of $476,000 ($.07 per share) and a 5% stock dividend in September 1994. Cash dividends of $684,000 ($.04 per share for the regular fourth quarter dividend and $.05 per share for a special year-end dividend) were paid in September 1995. In October 1995, the Company's Board of Directors declared a regular quarterly cash dividend of $.04 per share ($305,000) to be paid November 13, 1995 to shareholders of record as of November 6, 1995.

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

                               LSI Industries Inc.

                            BY:    /s/   ROBERT J. READY
                                   --------------------------------
                                   Robert J. Ready
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                            BY:    /s/   RONALD S. STOWELL
                                   --------------------------------
                                   Ronald S. Stowell
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

November 10, 1995