Form 10-Q
period 1995-12-31
LSI INDUSTRIES INC
filed 1996-01-18
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  DECEMBER 31, 1995.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

Common Shares, no par value. Shares Outstanding at January 15, 1996: 7,623,782.

                               LSI INDUSTRIES INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1995

                                      INDEX

                                                                                  Begins on
                                                                                     Page
                                                                                     ----
PART I.  Financial Information

       ITEM 1.        Financial Statements

                      Consolidated Income Statements............................      3
                      Consolidated Balance Sheets...............................      4
                      Consolidated Statements of Cash Flows.....................      5

                      Notes to Financial Statements.............................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...........................................      7

PART II.  Other Information

       ITEM 4.        Submission of Matters to a Vote of Securityholders........     11

       ITEM 6.        Exhibits and Reports on Form 8-K..........................     12

Signatures            ..........................................................     13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                           Three Months Ended          Six Months Ended
                                               December 31                December 31
                                         -----------------------    ----------------------
(In thousands, except per                   1995         1994         1995          1994
                                            ----         ----         ----          ----
    share amounts)
Net sales                                $ 45,561      $ 32,364     $ 81,443      $ 61,684

Cost of products sold                      31,737        21,190       55,677        40,652
                                         --------      --------     --------      --------

       Gross profit                        13,824        11,174       25,766        21,032

Selling and administrative expenses         9,315         7,688       17,627        14,593
                                         --------      --------     --------      --------

       Operating income                     4,509         3,486        8,139         6,439

Interest expense                              207           115          350           179

Other expenses                                 11            10           16            19
                                         --------      --------     --------      --------

       Income from continuing opera-
         tions before income taxes          4,291         3,361        7,773         6,241

Income tax expense                          1,598         1,202        2,886         2,233
                                         --------      --------     --------      --------

       Income from continuing
         operations                         2,693         2,159        4,887         4,008

Discontinued operations (Note 6)           (1,500)         --         (1,500)         --
                                         --------      --------     --------      --------

       Net income                        $  1,193      $  2,159     $  3,387      $  4,008
                                         ========      ========     ========      ========

Net income (loss) per common share

       Continuing operations             $    .34      $    .28     $    .61      $    .52
       Discontinued operations               (.19)         --           (.19)         --
                                         --------      --------     --------      --------
       Total net income per share        $    .15      $    .28     $    .42      $    .52
                                         ========      ========     ========      ========

Average shares outstanding                  8,006         7,770        7,980         7,760
                                         ========      ========     ========      ========


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS

(In thousands)                                           December 31,         June 30,
                                                            1995               1995
                                                         -----------    ---------------------
                                                         (Unaudited)    (Derived from Audited
ASSETS                                                                  financial statements)
Current Assets
     Cash                                                   $ 1,917          $ 2,124
     Accounts receivable                                     29,530           19,273
     Inventories                                             20,862           18,584
     Other current assets                                     1,405            1,835
                                                            -------          -------

         Total current assets                                53,714           41,816

Property, plant and equipment, net                           20,251           19,398

Goodwill                                                      1,319            1,339
                                                            -------          -------

                                                            $75,284          $62,553
                                                            =======          =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to bank                                  $ 6,809          $  --
     Current maturities of long-term debt                       844              842
     Accounts payable                                        17,111           10,641
     Accrued expenses                                        10,161           12,545
                                                            -------          -------

         Total current liabilities                           34,925           24,028

Long-Term Debt                                                6,863            7,257

Other Long-Term Liabilities                                   1,485            1,815

Shareholders' Equity

     Preferred shares, without par value;                      --               --
         Authorized 1,000,000 shares; none issued
     Common shares, without par value;                        8,075            7,915
         Authorized 30,000,000 shares;
         Outstanding 7,623,782 and 7,554,229
          shares, respectively

     Retained earnings                                       23,936           21,538
                                                            -------          -------

         Total shareholders' equity                          32,011           29,453
                                                            -------          -------

                                                            $75,284          $62,553
                                                            =======          =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                      Six Months Ended
                                                                       December 31
                                                                 ----------------------
                                                                 1995              1994
                                                                 ----              ----
Cash Flows From Operating Activities
     Net income from continuing operations                    $  4,887           $ 4,008
     Non-cash items included in income
           Depreciation and amortization                         1,154               938
           Deferred income taxes                                    50                60
           (Gain) on disposition of fixed assets                    (4)             --

     Changes in operating assets and liabilities
           Accounts receivable                                 (10,257)           (3,557)
           Inventories                                          (2,278)           (3,500)
           Accounts payable and other                            3,898              (210)

     Loss from discontinued operations                          (1,500)
     Change in liability for discontinued operations               238               (30)
                                                              --------           -------

           Net cash flows from operating activities             (3,812)           (2,291)
                                                              --------           -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                  (1,987)           (1,647)
     Proceeds from sale of fixed assets                              4              --
                                                              --------           -------

           Net cash flows from investing activities             (1,983)           (1,647)
                                                              --------           -------

Cash Flows from Financing Activities
     Increase in lines of credit                                 6,809               303
     Payment of long-term debt                                    (392)              (58)
     Increase in long-term debt                                   --               3,700
     Cash dividends paid                                          (989)             (676)
     Exercise of stock options                                     160               161
                                                              --------           -------

           Net cash flows from financing activities              5,588             3,430
                                                              --------           -------

Increase (decrease) in cash                                       (207)             (508)

Cash at beginning of year                                        2,124             1,614
                                                              --------           -------

Cash at end of period                                         $  1,917           $ 1,106
                                                              ========           =======

Supplemental Cash Flow Information
     Interest paid                                            $    189           $   579
     Income taxes paid                                        $  4,162           $ 2,752

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 1995, and the results of its operations and its cash flows for the periods ended December 31, 1995 and 1994. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1995 annual report.

NOTE 2:  NET INCOME PER COMMON SHARE

         The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents consist of dilutive stock options of which there were 384,000 and 257,000 shares, respectively, for the three month periods ended December 31, 1995 and 1994, and 378,000 and 264,000 shares, respectively, for the six month periods ended December 31, 1995 and 1994.

NOTE 3:  INVENTORIES

         Inventories consist of the following (in thousands):

                                               December 31, 1995        June 30, 1995
                                               -----------------        -------------
                                                  (unaudited)       (derived from audited
                                                                    financial statements)
                  Raw Materials                     $12,106                 $ 9,821

                  Work-in-Process and
                    Finished Goods                    8,756                   8,763
                                                    -------                 -------

                                                    $20,862                 $18,584
                                                    =======                 =======

NOTE 4:  CASH DIVIDENDS

         The Company paid cash dividends of $676,000 and $989,000 in the six month periods ended December 31, 1994 and 1995, respectively. In January 1996, the Company's Board of Directors declared a $.04 per share regular quarterly cash dividend ($305,000) payable on February 9, 1996 to shareholders of record February 2, 1996.

NOTE 5:  SALES TO MAJOR CUSTOMERS

         The Company made sales in both the Lighting and Graphics segments to a major customer, Chevron U.S.A., representing 11% and 15%, respectively, of consolidated net sales in the three month periods ended December 31, 1995 and 1994, respectively, and 11% and 15%, respectively, for the six month periods ended December 31, 1995 and 1994.

NOTE 6:  INCOME TAXES

         The Company discontinued its European operations in 1992 and reported a $4.3 million loss, net of a $3.2 million income tax benefit. The Internal Revenue Service (IRS) has completed its audit of the Company's 1989 through 1992 federal income tax returns. The IRS questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. In October 1994, the IRS proposed audit adjustments which would have resulted in a return of approximately $2 million of income taxes (plus interest) which had been refunded to the Company with the filing of its 1992 income tax return.

         The Company's settlement discussions with the IRS Appeals Division relating to the proposed audit assessment were concluded in December 1995. An agreement was reached that will re-characterize a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement will result in payment of approximately $1.7 million (composed of taxes and interest), and in a charge to discontinued operations of $1.5 million to increase the Company's reserve for remaining liabilities associated with the discontinued operations. During the quarter ending December 31, 1995, the Company exhausted all alternatives to mitigate this issue and has recorded the $1.5 million additional reserve for discontinued operations in the second quarter of fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT

                              Three Months Ended                Six Months Ended
(In thousands; unaudited)         December 31                      December 31
                            ---------------------             ---------------------
                            1995             1994             1995             1994
                            ----             ----             ----             ----
         Lighting          $30,210          $19,859          $52,741          $36,106
         Graphics           15,351           12,505           28,702           25,578
                           -------          -------          -------          -------
                           $45,561          $32,364          $81,443          $61,684
                           =======          =======          =======          =======

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994

         Net sales of $45.6 million increased 40.8% over second quarter net sales last year of $32.4 million. Lighting segment sales increased 52.1% and Graphics segment sales increased 22.8%, as a result of strong sales increases in both the petroleum/convenience store market and the multi-site retail market. One customer, Chevron U.S.A., accounted for 11.1% of net sales in the second quarter of fiscal 1996 and 15.1% of net sales in the corresponding period of fiscal 1995. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in net sales in the three months ended December 31, 1995 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in the second quarter of fiscal 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $13.8 million, or 30.3% of net sales, increased over last year's second quarter gross profit of $11.2 million or 34.5% of net sales. The increase in amount of gross profit is attributed primarily to the 40.8% increase in net sales. A sales mix shift in the Company's Graphics segment to somewhat lower gross margin programs in the second quarter, lower utilization of manufacturing capacity in the Graphics segment, and an increase in lighting sales to the petroleum/convenience store market provided influences that reduced the gross profit percentage. Increased capacity utilization and improved direct labor efficiencies in the Lighting segment favorably impacted gross profit. Selling and administrative expenses increased to $9.3 million primarily as a result of increased sales volume, and were reduced to 20.4% of net sales in the second quarter of fiscal 1996 from 23.8% of net sales in the comparable period last year.

         Interest expense increased from $115,000 to $207,000, primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. The Company's effective tax rate increased to 37.2% as a result of the increased provision for state income taxes.

         Income from continuing operations of $2.7 million or $.34 per share increased 24.7% from last year's second quarter income from continuing operations of $2.2 million or $.28 per share as a result of increased sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for taxes.

         As discussed in Note 6 to the financial statements and as previously discussed in the Company's prior reports on Form 10-Q, the Company had been involved in a dispute with the Internal Revenue Service (IRS) in which the IRS proposed audit adjustments which could have resulted in a payment of income taxes by the Company of approximately $2.0 million, plus interest. The proposed adjustments related to the Company's 1992 discontinued operations and were associated with income tax which had been refunded to the Company with the filing of its 1992 income tax return. During the second quarter of fiscal 1996, the Company exhausted all alternatives to mitigate this issue and reached a settlement agreement in December 1995 which re-characterized a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement will result in payment of approximately

$1.7 million (composed of interest and taxes), of which approximately $1.2 million was paid late in the second quarter of fiscal 1996. The Company recorded a charge to discontinued operations of $1.5 million, or $.19 per share, in the second quarter of fiscal 1996 to increase the reserve for remaining liabilities associated with the discontinued operations. The Company anticipates no further charges associated with the discontinued European operations.

         Net income of $1.2 million, or $.15 per share, in the second quarter of fiscal 1996 compares to net income of $2.2 million, or $.28 per share, in last year's second quarter. The change results from increased income from continuing operations and the reduction associated with the discontinued operations.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1994

         Net sales of $81.4 million increased 32.0% over first half net sales last year of $61.7 million. Lighting segment sales increased 46.1% and Graphics segment sales increased 12.2%, as a result of strong sales increases in both the petroleum/convenience store market and the multi-site retail market. One customer, Chevron U.S.A., accounted for 10.9% of net sales in the first half of fiscal 1996 and 14.9% of net sales in the corresponding period of 1995. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in net sales in the six months ended December 31, 1995 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in the first half of fiscal 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $25.8 million, or 31.6% of net sales, increased over last year's first half gross profit of $21.0 million or 34.1% of net sales. The increase in amount of gross profit is attributed primarily to the 32.0% increase in net sales. A sales mix shift in the Company's Graphics segment to somewhat lower gross margin programs, lower utilization of manufacturing capacity in the Graphics segment, and an increase in lighting sales to the petroleum/convenience store market provided influences that reduced the gross profit percentage. Increased capacity utilization and improved direct labor efficiencies in the Lighting segment favorably impacted gross profit. Selling and administrative expenses increased to $17.6 million primarily as a result of increased sales volume, and were reduced to 21.6% of net sales in the first half of fiscal 1996 from 23.7% of net sales in the comparable period last year.

         Interest expense increased from $179,000 to $350,000, primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. The Company's effective tax rate increased to 37.1% as a result of the increased provision for state income taxes.

         Income from continuing operations of $4.9 million or $.61 per share increased 21.9% from last year's first half income from continuing operations of $4.0 million or $.52 per share as a result of increased sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for taxes.

         As discussed in Note 6 to the financial statements and as previously discussed in the Company's prior reports on Form 10-Q, the Company had been involved in a dispute with the Internal Revenue Service (IRS) in which the IRS proposed audit adjustments which could have resulted in a payment of income taxes by the Company of approximately $2.0 million, plus interest. The proposed adjustments related to the Company's 1992 discontinued operations and were associated with income tax which had been refunded to the Company with the filing of its 1992 income tax return. During the second quarter of fiscal 1996, the Company exhausted all alternatives to mitigate this issue and reached a settlement agreement in December 1995 which re-characterized a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement will result in payment of approximately $1.7 million (composed of interest and taxes), of which approximately $1.2 million was paid late in the second quarter of fiscal 1996. The Company recorded a charge to discontinued operations of $1.5 million, or $.19 per share, in the second quarter of fiscal 1996 to increase the reserve for remaining liabilities associated with the discontinued operations. The Company anticipates no further charges associated with the discontinued European operations.

         Net income of $3.4 million, or $.42 per share, in the first half of fiscal 1996 compares to net income of $4.0 million, or $.52 per share, in last year's first half. The change resulted from increased income from continuing operations and the reduction associated with the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995 the Company had working capital of $18.8 million, compared to $17.8 million at June 30, 1995. The ratio of current assets to current liabilities decreased to 1.54 to 1 from 1.74 to 1 at June 30, 1995. The increased working capital is primarily attributed to increases in accounts receivable and inventories, and to a reduction in accrued expenses, partially offset by increases in notes payable to banks, to increases in accounts payable (related to increased sales and production levels), and to decreased cash and other current assets.

         The Company used $3.8 million of cash for operating activities in the first half of fiscal 1996 as compared to a use of $2.3 million in the first half of fiscal 1995. The Company used more cash in the first half of fiscal 1996 primarily because of the payment of approximately $1.2 million associated with the settlement of the IRS audit related to the discontinued European operations. In fiscal 1996, the increased level of business resulted in significant increases in accounts receivable, inventories, as well as increases in notes payable from banks and accounts payable which supported the increased working capital need. As of December 31, 1995, the Company has experienced an increase in days sales outstanding to approximately 56 days, as compared to 53 days at June 30, 1995, along with the overall increase in amounts due from customers related to the increased level of sales, especially late in the quarter.

         The combined effect during the first half of fiscal 1996 of inventories increasing by $2.3 million with continued increased sales and production requirements, receivables increasing by $10.3 million, capital spending of $2.0 million, and cash dividend payments of $1.0 million resulted in a slight reduction in cash and in a $6.8 million increase in short term borrowings on the Company's revolving lines of credit. The debt to equity ratio of .45 to 1 at December 31,1995 increased from .28 to 1 as of June 30, 1995. The Company's primary source of liquidity continues to be its lines of credit, which carried $7.1 million of available borrowing capacity as of January 12, 1996.

         Capital expenditures of $2.0 million in the first half of fiscal 1996 compare to $1.6 million in the comparable period last year. Spending in fiscal year 1996 is primarily related to manufacturing equipment and process improvements and is expected to total approximately $4.4 million for the full year, with funding principally out of cash flows from operations as well as from the Company's lines of credit. In January 1996, the Board of Directors declared a regular quarterly cash dividend of $.04 per share to be paid February 9, 1996 to shareholders of record February 2, 1996.

         The Company's third quarter ending March 31st typically produces the lowest revenue of the year due to annual budgetary cycles of many of its large customers and due to poor weather conditions. The third quarter of fiscal 1996 may be adversely affected by business interruptions associated with the recent severe winter weather conditions on the East Coast.

         In December 1995, the Company filed a Registration Statement with the Securities and Exchange Commission for a Public Offering 1.8 million common shares. A total of 1.1 million common shares will be offered for sale by the Company and .7 million common shares will be offered for sale by Selling Shareholders. The Company anticipates the Public Offering to occur in the third fiscal quarter, although there can be no assurance as to whether the offering will be successful.

         The Company has two revolving lines of credit totaling $13.0 million. After the Offering, the Company will have approximately $28.2 million in working capital and will have $13.0 million available under its two bank revolving lines of credit. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1996 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

         The Company continues to seek opportunities to invest in new products and markets, and in acquisitions which fit its strategic growth plans in the lighting and graphics markets. The Company believes that adequate financing for any such investments or acquisitions will be available through future borrowings due to the enhanced financial condition of the Company after the Public Offering or through the issuance of common shares in payment for acquired businesses.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         At the Company's Annual Meeting of Shareholders held November 16, 1995, the following actions were taken by shareholders:

         4.1 All persons nominated as Class A Directors were elected with the votes for each person being:

     --------------------------------------------------------------------------------------
                                                        Shares - Withheld          Shares
             Name                   Shares For              Authority             Abstained
     --------------------------------------------------------------------------------------
     Michael J. Burke               6,445,499                398,469                None
     --------------------------------------------------------------------------------------
     Robert J. Ready                6,446,012                397,956                None
     --------------------------------------------------------------------------------------
     John N. Taylor, Jr.            6,446,019                397,949                None
     --------------------------------------------------------------------------------------

         4.2 The selection of Price Waterhouse LLP as independent public accountants for fiscal year 1996 was ratified by the following vote:

     -----------------------------------------------------------------------------------
     Shares For         Shares Against        Shares Abstained          Broker Non-Votes
     -----------------------------------------------------------------------------------
     6,717,037             16,890                 110,041                    None
     -----------------------------------------------------------------------------------

         4.3 The adoption of the LSI Industries Inc. 1995 Stock Option Plan was ratified by the following vote:

     -----------------------------------------------------------------------------------
     Shares For         Shares Against        Shares Abstained          Broker Non-Votes
     -----------------------------------------------------------------------------------
     4,385,727            1,251,675                120,954                 1,085,612
     -----------------------------------------------------------------------------------

         4.4 The adoption of the LSI Industries Inc. 1995 Directors' Stock Option Plan was ratified by the following vote:

     -----------------------------------------------------------------------------------
     Shares For         Shares Against        Shares Abstained          Broker Non-Votes
     -----------------------------------------------------------------------------------
     5,181,049             434,339                142,967                 1,085,613
     -----------------------------------------------------------------------------------

         4.5 The Amendment of the Articles of Incorporation to increase the authorized shares was ratified by the following vote:

     -----------------------------------------------------------------------------------
     Shares For         Shares Against        Shares Abstained          Broker Non-Votes
     -----------------------------------------------------------------------------------
     5,822,740             887,405                133,823                    None
     -----------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              10.1  Promissory Note dated December 31, 1995 with The Provident
                    Bank

              10.2 Amended and Restated Revolving Note dated November 21, 1995 with The Fifth Third Bank

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

                               LSI Industries Inc.

                          BY:
                               ---------------------------------------------
                               Robert J. Ready
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                          BY:
                               ---------------------------------------------
                               Ronald S. Stowell
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

January 16, 1996