Form 10-Q
period 1996-03-31
LSI INDUSTRIES INC
filed 1996-05-10
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



  X               QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---------         SECURITIES  EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED MARCH 31, 1996.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---------         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  ________________ TO ________________.


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

YES      X                 NO
   -------------              ---------------

Common Shares, no par value.  Shares Outstanding at April 30, 1996:  8,961,736.

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                      FOR THE QUARTER ENDED MARCH 31, 1996
                      ------------------------------------

                                                       INDEX
                                                       -----

                                                                                          Begins on
                                                                                             Page
                                                                                             ----

PART I.  Financial Information

       ITEM 1.        FINANCIAL STATEMENTS

                      Consolidated Income Statements....................................      3
                      Consolidated Balance Sheets.......................................      4
                      Consolidated Statements of Cash Flows.............................      5

                      Notes to Financial Statements.....................................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...................................................      7

PART II.  Other Information

       ITEM 6.        Exhibits and Reports on Form 8-K..................................     10

Signatures            ..................................................................     11



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                             March 31                      March 31
                                                     ----------------------          ---------------------
(In thousands, except per                             1996            1995             1996          1995
    share amounts)                                    ----            ----             ----          ----


Net sales                                            $33,495        $26,920          $114,938      $88,604

Cost of products sold                                 23,494         18,350            79,171       59,002
                                                     -------        -------           -------     --------

       Gross profit                                   10,001          8,570            35,767       29,602

Selling and administrative expenses                    8,406          7,279            26,033       21,872
                                                    --------       --------           -------     --------

       Operating income                                1,595          1,291             9,734        7,730

Interest expense                                          83            125               433          304

Other expenses                                            13             10                29           29
                                                   ---------      ---------         ---------     --------

       Income from continuing opera-
         tions before income taxes                     1,499          1,156             9,272        7,397

Income tax expense                                       551            407             3,437        2,640
                                                    --------       --------           -------      -------

       Income from continuing
         operations                                      948            749             5,835        4,757

Discontinued operations (Note 6)                          --             --            (1,500)          --
                                                  ----------     ----------           --------     -------

       Net income                                     $  948        $   749           $ 4,335      $ 4,757
                                                      ======        =======           =======      =======

Net income (loss) per common share
       Continuing operations                        $    .11      $     .10         $     .71    $     .61
       Discontinued operations                            --             --              (.18)          --
                                                    --------      ---------         ---------    ---------
       Total net income per share                   $    .11      $     .10         $     .53    $     .61
                                                    ========      =========         =========    =========

Average shares outstanding                             8,600          7,799             8,188        7,773
                                                     =======       ========          ========      =======


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                   March 31,              June 30,
                                                                  1996                    1995
                                                                ---------                ---------
ASSETS
- ------

Current Assets
     Cash and cash equivalents                                    $10,040                $  2,124
     Accounts receivable                                           22,142                  19,273
     Inventories                                                   20,851                  18,584
     Other current assets                                           1,416                   1,835
                                                                ---------               ---------

         Total current assets                                      54,449                  41,816

Property, plant and equipment, net                                 20,097                  19,398

Goodwill                                                            1,310                   1,339
                                                                ---------               ---------

                                                                  $75,856                 $62,553
                                                                  =======                 =======

LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------

Current Liabilities
     Current maturities of long-term debt                        $    174                $    842
     Accounts payable                                              10,678                  10,641
     Accrued expenses                                               9,667                  12,545
                                                                 --------                --------

         Total current liabilities                                 20,519                  24,028

Long-Term Debt                                                      1,418                   7,257

Other Long-Term Liabilities                                         1,515                   1,815

Shareholders' Equity
     Preferred shares, without par value;                              --                      --
         Authorized 1,000,000 shares; none issued
     Common shares, without par value;                             27,826                   7,915
         Authorized 30,000,000 shares;
         Outstanding 8,909,561 and 7,554,229
          shares, respectively
     Retained earnings                                             24,578                  21,538
                                                                 --------                --------

         Total shareholders' equity                                52,404                  29,453
                                                                 --------                --------

                                                                  $75,856                 $62,553
                                                                  =======                 =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                              Nine Months Ended
                                                                                March 31
                                                                        --------------------------
                                                                        1996                  1995
                                                                        ----                  ----
Cash Flows From Operating Activities
     Net income from continuing operations                            $ 5,835               $ 4,757
     Non-cash items included in income
           Depreciation and amortization                                1,753                 1,461
           Deferred income taxes                                           80                    90

     Changes in operating assets and liabilities
           Accounts receivable                                         (2,869)                 (887)
           Inventories                                                 (2,267)               (5,108)
           Accounts payable and other                                  (2,720)               (1,803)

     Loss from discontinued operations                                 (1,500)
     Change in liability for discontinued operations                      (82)                  (39)
                                                                      --------             --------

           Net cash flows from operating activities                    (1,770)               (1,529)
                                                                      --------              --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                         (2,439)               (3,247)
     Proceeds from sale of fixed assets                                    16                    --
                                                                    ---------             ---------

           Net cash flows from investing activities                    (2,423)               (3,247)
                                                                      -------               -------

Cash Flows from Financing Activities
     Payment of long-term debt                                         (6,507)                 (253)
     Increase in long-term debt                                            --                 4,949
     Cash dividends paid                                               (1,295)                 (876)
     Exercise of stock options and common
           share offering                                              19,911                   195
                                                                     --------              --------
           Net cash flows from financing activities                    12,109                 4,015
                                                                      -------               -------

Increase (decrease) in cash and cash equivalents                        7,916                  (761)

Cash and cash equivalents at beginning of year                          2,124                 1,614
                                                                     --------               -------

Cash and cash equivalents at end of period                            $10,040               $   853
                                                                      =======               =======

Supplemental Cash Flow Information
     Interest paid                                                    $   834               $   313
     Income taxes paid                                                $ 4,273               $ 5,164

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and its cash flows for the periods ended March 31, 1996 and 1995. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1995 annual report.

NOTE 2:  NET INCOME PER COMMON SHARE

         The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents include the dilutive effect of stock options of 357,000 and 181,000 shares, respectively, for the three month periods ended March 31, 1996 and 1995, and 374,000 and 179,000 shares, respectively, for the nine month periods ended March 31, 1996 and 1995.

NOTE 3:  INVENTORIES

         Inventories consist of the following (in thousands):

                                                   March 31, 1996                 June 30, 1995
                                                   --------------                 -------------

                  Raw Materials                        $12,897                       $  9,821

                  Work-in-Process and
                    Finished Goods                       7,954                          8,763
                                                      --------                       --------

                                                       $20,851                        $18,584
                                                       =======                        =======

NOTE 4:  CASH DIVIDENDS

         The Company paid cash dividends of $876,000 and $1,295,000 in the nine month periods ended March 31, 1995 and 1996, respectively. In April 1996, the Company's Board of Directors declared a $.04 per share regular quarterly cash dividend ($358,000) payable on May 18, 1996 to shareholders of record May 11, 1996.

NOTE 5:  SALES TO MAJOR CUSTOMERS

         The Company's sales in both the Lighting and Graphics segments to a major customer, Chevron U.S.A., represented 11% and 19%, respectively, of consolidated net sales in the three month periods ended March 31, 1996 and 1995, respectively, and 11% and 16%, respectively, for the nine month periods ended March 31, 1996 and 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

NET SALES BY BUSINESS SEGMENT

                                            Three Months Ended                   Nine Months Ended
(In thousands; unaudited)                        March 31                             March 31
                                     -------------------------------      --------------------------------
                                          1996             1995                1996             1995
                                          ----             ----                ----             ----
         Lighting                       $19,498          $16,299             $72,239          $52,405
         Graphics                        13,997           10,621              42,699           36,199
                                         ------           ------              ------           ------
                                        $33,495          $26,920            $114,938          $88,604
                                        =======          =======            ========          =======

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

         Net sales of $33.5 million increased 24.4% over third quarter net sales last year of $26.9 million. Lighting segment sales increased 19.6% and Graphics segment sales increased 31.8%, as a result of strong sales increases in both the petroleum/convenience store market and the multi-site retail market. Sales into the commercial/industrial lighting market were level with last year's third quarter. One customer, Chevron U.S.A., accounted for 10.7% of net sales in the third quarter of fiscal 1996 and 19.5% of net sales in the corresponding period of 1995. The Company believes that it continues to maintain a good business relationship with this customer; however, the level of total sales is never assured in the future. The increase in net sales in the three months ended March 31, 1996 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in the third quarter of fiscal 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $10.0 million, or 29.9% of net sales, increased over last year's third quarter gross profit of $8.6 million or 31.8% of net sales. The increase in amount of gross profit is attributed primarily to the 24.4% increase in net sales. A sales mix shift in the Company's Graphics segment to somewhat lower gross margin programs, lower utilization of manufacturing capacity in the Graphics segment, and an increase in lighting sales to the petroleum/convenience store market provided influences that reduced the gross profit percentage. Increased capacity utilization and improved direct labor efficiencies in the Lighting segment favorably impacted gross profit. Selling and administrative expenses increased to $8.4 million primarily as a result of increased sales volume, and represented 25.1% of net sales in the third quarter of fiscal 1996, down from 27.0% of net sales in the comparable period last year.

         Interest expense decreased from $125,000 to $83,000, primarily as a result of the retirement of substantially all of the Company's outstanding debt in February 1996 with a portion of the net proceeds from the Company's Public Offering of common shares (see also LIQUIDITY AND CAPITAL RESOURCES). The Company's effective tax rate increased to 36.8% as a result of the increased provision for state income taxes.

         Net income of $.9 million or $.11 per share increased 26.6% from last year's third quarter net income of $.7 million or $.10 per share as a result of increased sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for taxes. The increase in average shares outstanding is primarily attributed to the Public Offering of common shares.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1995

         Net sales of $114.9 million increased 29.7% over nine month net sales last year of $88.6 million. Lighting segment sales increased 37.8% and Graphics segment sales increased 18.0%, primarily as a result of strong sales increases in both the petroleum/convenience store market and the multi-site retail market. One customer, Chevron U.S.A., accounted for 10.8% of net sales in the first nine months of fiscal 1996 and 16.3% of net sales in the corresponding period of 1995. The Company believes that it continues to maintain a good business relationship with this customer; however, the level of total sales is never assured in the future. The increase in net sales in the nine months ended March 31, 1996 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in the first nine months of fiscal 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $35.8 million, or 31.1% of net sales, increased over last year's nine month gross profit of $29.6 million or 33.4% of net sales. The increase in amount of gross profit is attributed primarily to the 29.7% increase in net sales. A sales mix shift in the Company's Graphics segment to somewhat lower gross margin programs, lower utilization of manufacturing capacity in the Graphics segment, and an increase in lighting sales to the petroleum/convenience store market provided influences that reduced the gross profit percentage. Increased capacity utilization and improved direct labor efficiencies in the Lighting segment favorably impacted gross profit. Selling and administrative expenses increased to $26.0 million primarily as a result of increased sales volume, and represented 22.6% of net sales in the first nine months of fiscal 1996, down from 24.7% of net sales in the comparable period last year.

         Interest expense increased from $304,000 to $433,000, primarily as a result of increased average borrowings on the Company's revolving lines of credit and term loan facilities in addition to increased effective borrowing rates. Substantially all of the Company's outstanding debt was paid off in February 1996 with a portion of the net proceeds from the Company's Public Offering of common shares (see also LIQUIDITY AND CAPITAL RESOURCES), thereby eliminating substantially all interest expense in the second half of the third quarter of fiscal year 1996. The Company's effective tax rate increased to 37.1% as a result of the increased provision for state income taxes.

         Income from continuing operations of $9.3 million or $.71 per share increased 25.3% from last year's nine month income from continuing operations of $7.4 million or $.61 per share as a result of increased sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for taxes.

         As previously discussed in the Company's prior reports on Form 10-Q, the Company had been involved in a dispute with the Internal Revenue Service
(IRS) in which the IRS proposed audit adjustments which could have resulted in payment of income taxes by the Company of approximately $2.0 million, plus interest. The proposed adjustments related to the Company's 1992 discontinued operations and were associated with income tax which had been refunded to the Company with the filing of its 1992 income tax return. During the second quarter of fiscal 1996, the Company exhausted all alternatives to mitigate this issue and reached a settlement agreement in December 1995 which re-characterized a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement will result in payment of approximately $1.7 million (composed of interest and taxes), the majority of which has been paid as of March 31, 1996. The Company recorded a charge to discontinued operations of $1.5 million, or $.18 per share, in December 1995 to increase the reserve for remaining liabilities associated with the discontinued operations. The Company anticipates no further charges associated with the discontinued European operations.

         Net income of $4.3 million, or $.53 per share, in the first nine months of fiscal 1996 compares to net income of $4.8 million, or $.61 per share, in last year's comparable period. The change results from increased income from continuing operations and the reduction associated with the discontinued operations. The increase in average shares outstanding is primarily attributed to the Public Offering of common shares.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996 the Company had working capital of $33.9 million, compared to $17.8 million at June 30, 1995. The ratio of current assets to current liabilities increased to 2.65 to 1 from 1.74 to 1. The increased working capital is primarily attributable to increases in cash (see discussion below about the Company's Public Offering of common shares), accounts receivable and inventories, and to reductions in accrued expenses and current maturities of long-term debt, partially offset by decreased other current assets.

         The Company generated approximately $19.5 million in net proceeds from a Public Offering of 1.2 million common shares in February 1996 pursuant to a Registration Statement that had been filed with the Securities and Exchange Commission in December 1995. The Public Offering also included the sale of .8 million common shares by Selling Shareholders. The Company used a portion of the net proceeds to repay all outstanding indebtedness under its revolving lines of credit and its term loan facility with its banks. As of March 31, 1996 approximately $8.5 million was invested in short-term commercial paper and is reported under the caption "Cash and cash equivalents" on the balance sheet.

         The Company used $1.8 million of cash in operating activities in the first nine months of fiscal 1996 as compared to a use of $1.5 million in the first nine months of fiscal 1995. The Company used more cash in the first nine months of fiscal 1996 primarily because of the payment of approximately $1.4 million associated with the settlement of the IRS audit related to the discontinued European operations. In fiscal 1996, the increased level of business resulted in significant increases in accounts receivable and inventories. As of March 31, 1996, the Company's days sales outstanding has remained at approximately 56 days, similar to that as of December 31, 1995.

         In addition to cash and short-term investments, the Company's primary source of liquidity continues to be its lines of credit, which carried $13 million of available borrowing capacity as of March 31, 1996. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1996 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

         Capital expenditures of $2.4 million in the first nine months of fiscal 1996 compare to $3.2 million in the comparable period last year. Spending in fiscal year 1996 is primarily related to manufacturing equipment and process improvements and is expected to total under $4 million for the full year, with funding principally out of cash flows from operations. In April 1996, the Board of Directors declared a regular quarterly cash dividend of $.04 per share to be paid May 18, 1996 to shareholders of record May 11, 1996.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

         a)       Exhibits

                  11       Statement Re Computation of Earnings Per Share

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                           A current report on Form 8-K dated March 29, 1996 was filed to report a change in the Company's independent accountant. The Company terminated the engagement of Price Waterhouse LLP and selected Arthur Andersen LLP as independent accountants. No financial statements were filed with the Form 8-K.

                   [All other items required in Part II have been omitted because they are not applicable or are not required.]

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LSI Industries Inc.
                               -------------------



                           BY:      /s/   Robert J. Ready
                                    Robert J. Ready
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                           BY:      /s/   Ronald S. Stowell
                                    Ronald S. Stowell
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

May 6, 1996