Form 10-K405
period 1996-06-30
LSI INDUSTRIES INC
filed 1996-09-05
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

                                       OR

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

                                  Common Shares
                                 (No par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at August 30, 1996 was approximately $131,622,000, based on a closing price of $16.75. At August 30, 1996, 8,996,791 shares of no par value Common Shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement filed with the Commission for its 1996 annual meeting are incorporated by reference in Part III, as specified.

                               LSI INDUSTRIES INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                    Begins on
                                                                                       Page
                                                                                       ----

                                     PART I

ITEM 1 -      BUSINESS..........................................................        1
ITEM 2 -      PROPERTIES........................................................        2
ITEM 3 -      LEGAL PROCEEDINGS.................................................        2
ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS...................................................        3


                                     PART II

ITEM 5 -      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED SHAREHOLDERS' MATTERS.............................        3
ITEM 6 -      SELECTED FINANCIAL DATA...........................................        3
ITEM 7 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.......................        3
ITEM 8 -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................        3
ITEM 9 -      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE......................................        4


                                    PART III

ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................        4
ITEM 11 -     EXECUTIVE COMPENSATION............................................        4
ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT............................................        4
ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................        4


                                     PART IV

ITEM 14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON
                      FORM 8-K..................................................        4

SIGNATURES    ..................................................................        6


                                     PART I

ITEM 1 - BUSINESS

         The Company's two business segments are Lighting and Graphics. Sales by continuing operations by segment are as follows (in thousands):

                                 1996       1995      1994
                                 ----       ----      ----
                    Lighting   $ 93,208   $ 72,782   $56,159
                    Graphics     59,525     47,145    37,376
                               --------   --------   -------
                    Total      $152,733   $119,927   $93,535
                               ========   ========   =======

         The Lighting segment manufactures and sells outdoor, indoor, and landscape lighting fixtures to the retail petroleum, commercial and industrial markets. Additionally, this segment produces and markets menu boards to the restaurant and other markets. The Lighting segment includes the operations of LSI Lighting Systems Commercial and Petroleum Lighting divisions, Abolite Lighting division, Greenlee Lighting, the LSI Metal Fabrication division, and the LSI IMAGES division.

         The Graphics segment manufactures and sells screen printed materials and architectural graphic structures to the retail petroleum and other markets. The Graphics segment includes the operations of SGI Integrated Graphics Systems and the Insight Graphic Systems division.

         See Note 3 of Notes to Consolidated Financial Statements beginning on page S-13 of this Form 10-K for additional information on business segments.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. One customer, Chevron U.S.A. Inc. accounted for 12% of consolidated net sales in 1996, 14% in 1995, and 13% in 1994. The Company had a backlog of orders, believed by it to be firm, of $9.6 million and $13.8 million at June 30, 1996 and 1995, respectively. All orders are scheduled to ship within twelve months.

         The Company has approximately 900 full-time and 200 temporary employees. The Company has a comprehensive compensation and benefit program for employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

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

    4)   SGI headquarters,                  251,000 sq. ft.                Houston, TX                  Leased
         screen printing                    including 25,000
         manufacturing, and                 sq. ft. of office
         architectural                      space and 67,000
         graphics manufac-                  sq. ft. of outside
         turing                             warehouse space

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

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDERS' MATTERS

         "Common Share Information" appears on page S-18 of this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

         "Selected Financial Data" appears on page S-19 of this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-3 of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                               Begins
Index to Financial Statements                                                 on Page
                                                                              -------
         Financial Statements:

                Report of Independent Public Accountants                        S-4
                Consolidated Income Statements for the years
                  ended June 30, 1996, 1995 and 1994                            S-6
                Consolidated Balance Sheets at June 30, 1996 and 1995           S-7
                Consolidated Statements of Cash Flows for the
                  years ended June 30, 1996, 1995 and 1994                      S-9
                Consolidated Statements of Shareholders' Equity for
                  the years ended June 30, 1996, 1995 and 1994                 S-10
                Notes to Consolidated Financial Statements                     S-11

         Financial Statement Schedules:

                II -        Valuation and Qualifying Accounts for the          S-20
                            years ended June 30, 1996, 1995 and 1994

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

ITEM 9 -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference from the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 1996, as filed with the Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------

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

     (3) Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

          Proxy-89   = Proxy statement for 1989 Annual Shareholders' Meeting

          10K-89     = Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1989

          10K-95     = Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995

          S-8 (95-1) = Form S-8 Registration Statement No. 33-64721 for the LSI
                       Industries Inc. 1995 Stock Option Plan

          S-8 (95-2) = Form S-8 Registration Statement No. 33-64723 for the LSI
                       Industries Inc. 1995 Directors' Stock Option Plan

          S-3 (96)   = Form S-3 Registration Statement No. 33-65043

          or filed herewith where so noted.

                                  EXHIBIT INDEX
                                  -------------

Current
Form 10-K                                                                        Report/                 Exhibit
Exhibit No.                         Description of Exhibit                       Document                Number
- -----------                         ----------------------                       --------                ------
      3.1          Articles of Incorporation of LSI Industries Inc.             S-3 (96)                  3.1

      3.2          Code of Regulations of LSI Industries Inc.                   S-3 (96)                  3.2

        4          Instruments Defining the Rights of                           *
                    Security Holders

                     Management Compensatory Agreements
                     ----------------------------------

     10.1          LSI Industries Inc. Retirement Plan                          10K-95                    10.4
                    and Trust

     10.2          1985 Stock Option Plan                                       10K-89                    10.1

     10.3          LSI Industries Inc. 1995 Stock Option Plan                   S-8 (95-1)                 4.1

     10.4          LSI Industries Inc. 1995 Directors' Stock
                    Option Plan                                                 S-8 (95-2)                 4.1

     10.5          LSI Industries Inc. Nonqualified Deferred                    Filed herewith
                    Compensation Plan, and Rabbi Trust
                    Agreement

       11          Statement Re Computation of Per                              Filed herewith
                    Share Earnings

       22          Subsidiaries of the Registrant                               Filed herewith

       23          Consent of Independent Public Accountants (2)                Filed herewith

       24          Powers of Attorney (5)                                       Filed herewith

       27          Financial Data Schedule                                      Filed herewith

        * The Company has no outstanding issue or indebtedness exceeding 10% of the Company's assets on a consolidated basis. A copy of the instruments defining the right of security holders will be furnished to the Commission upon request.

(b)  Form 8-K:

         A report on Form 8-K was filed April 5, 1996 to report a change in the Company's certifying accountant from Price Waterhouse LLP to Arthur Andersen LLP effective March 29, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LSI INDUSTRIES INC.

September 4, 1996                       BY: /s/ Robert J. Ready
- ---------------------------------          -----------------------------------
Date                                       Robert J. Ready
                                           Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title
- ---------                               -----
/s/ Robert J. Ready                     Chairman of the Board and President
- ---------------------------------       (Principal Executive Officer)
Robert J. Ready

/s/ Ronald S. Stowell                   Chief Financial Officer and Treasurer
- ---------------------------------       (Principal Financial and Accounting Officer)
Ronald S. Stowell

*Michael J. Burke                       Director
- ---------------------------------
Michael J. Burke

*Allen L. Davis                         Director
- ---------------------------------
Allen L. Davis

*James P. Sferra                        Secretary; Executive Vice President
- ---------------------------------       - Manufacturing; and Director
James P. Sferra

*John N. Taylor, Jr.                    Director
- ---------------------------------
John N. Taylor, Jr.

*Donald E. Whipple                      Director
- ---------------------------------
Donald E. Whipple

*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 4, 1996, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 25 hereto.

September 4, 1996                       By: /s/ Ronald S. Stowell
- -------------------                        -----------------------------
Date                                    Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES BY BUSINESS SEGMENT
   (In thousands)

                                 1996       1995       1994
                               --------   --------   -------
                    LIGHTING   $ 93,208   $ 72,782   $56,159
                    GRAPHICS     59,525     47,145    37,376
                               --------   --------   -------
                               $152,733   $119,927   $93,535
                               ========   ========   =======

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         Net sales of $152,733,000 for 1996 increased 27% over 1995 net sales of $119,927,000 with Lighting segment sales increasing 28% and Graphics segment sales increasing 26%. The Company experienced sales growth in both the multi-site retail market and the commercial / industrial lighting market, and had significant growth in its largest market, the petroleum / convenience store market. One customer, Chevron U.S.A., accounted for 12% of net sales in 1996 and 14% of net sales in 1995. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in net sales in 1996 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $48,512,000, or 31.8% of net sales, increased over last year's gross profit of $39,771,000 or 33.2% of net sales. The increase in amount of gross profit is attributed primarily to the 27% increase in net sales. A sales mix shift in the Company's Graphics segment to somewhat lower gross margin programs (including an increased level of prototype image programs), lower utilization of manufacturing capacity in the Graphics segment, and an increase in lighting sales to the petroleum / convenience store market provided influences that reduced the gross profit percentage. Selling and administrative expenses increased to $35,101,000 from $29,509,000 primarily as a result of increased sales volume, and were reduced to 23% of net sales in 1996 as compared to 25% last year.

         Interest expense decreased in 1996 from $459,000 to $344,000, primarily as a result of the paydown of substantially all of the Company's outstanding debt in February 1996 with a portion of the net proceeds from the Company's public offering of common shares (see also LIQUIDITY AND CAPITAL RESOURCES). Other expense consists primarily of loss on disposition of fixed assets, of which there was a greater amount in 1995. The Company's effective tax rate increased to 36.4% from 36.0% last year as a result of the increased provision for state income taxes.

         Income from continuing operations of $8,270,000 or $.98 per share increased 34% over 1995 levels of $6,174,000 or $.79 per share as a result of increased net sales and gross profit, partially offset by increased selling and administrative expenses and an increased provision for income taxes. The weighted average common shares outstanding increased 8.4% in 1996 to 8,456,000 shares from 7,802,000 shares in 1995 primarily as a result of the effect of the
1.2 million common shares issued in the Company's public offering in February 1996.

         The Company recorded a $1.5 million or $.18 per share charge to Discontinued Operations in 1996 to increase the reserve for remaining liabilities associated with its discontinued European operations. As discussed in Note 9 to the financial statements, the Company had been involved in a dispute with the Internal Revenue Service (IRS) in which the IRS proposed audit adjustments to the Company's 1989 through 1992 federal income tax returns which could have resulted in a payment of income taxes by the Company of approximately $2.0 million, plus interest, which had been refunded to the Company with the filing of its 1992 income tax return. The IRS questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. The settlement discussions with the IRS Appeals Division relating to the proposed audit assessment were concluded in December 1995. An agreement was reached that re-characterized a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement resulted in payment of $1.7 million (composed of taxes and interest), and in the $1.5 million charge to discontinued operations.

         Net income of $6.8 million or $.80 per share compares to last year's net income of $6.2 million or $.79 per share. The change resulted from increased income from continuing operations, partially reduced by the charge to discontinued operations.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and/or disclosures. See Note 1 to these financial statements for additional discussion.

1995 COMPARED TO 1994

Net sales of $119,927,000 increased 28% over 1994 sales of $93,535,000. Lighting segment sales increased 30% with sales increases in all major markets served: the petroleum / convenience store market, the multi-site retail market, and the commercial / industrial lighting market. Graphics segment sales increased 26%, primarily as a result of strong sales into the petroleum / convenience store market. One customer, Chevron U.S.A., accounted for 14% of net sales in 1995 and 13% of net sales in 1994. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in sales in 1995 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in 1995 as competitive pricing pressures held price increases to a minimum.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 the Company had working capital of $36,146,000, compared to $17,788,000 at June 30, 1995. The ratio of current assets to current liabilities increased to 2.66 to 1 from 1.74 to 1. The increased working capital is primarily attributed to increases in cash and cash equivalents, accounts receivable, inventories, and other current assets, and to reductions in accrued expenses and current maturities of long-term debt.

         The Company generated $19,581,000 in net proceeds from a public offering of 1.2 million common shares in February 1996. The Company used a portion of the net proceeds to repay all outstanding indebtedness under its revolving lines of credit and its term loan facility with its banks. The significant increase in cash and cash equivalents is directly related to this public offering.

         The Company generated $406,000 of cash from operating activities in 1996 as compared to $1,818,000 in 1995. The Company used more cash in fiscal 1996 primarily because of the payment of approximately $1.7 million associated with the settlement of the IRS audit related to the discontinued European operations. In 1996, the increased level of business resulted in increases in accounts receivable and inventories. As of June 30, 1996, the Company's days sales outstanding were approximately 59 days as compared to 62 days at year end last year.

         In addition to cash and cash equivalents (high grade, short-term investments), the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $13 million, all of which is available as of August 21, 1996. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1997 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $3.4 million in 1996 compare to $5.1 million in 1995. Spending in fiscal year 1996 is primarily related to manufacturing equipment and process improvements. Capital expenditures of $4 million are planned for 1997.

         In August 1996, the Board of Directors declared regular quarterly and special year-end cash dividends of $.04 per share each to be paid September 17, 1996 to shareholders of record on September 10, 1996. During fiscal 1996, the Company paid cash dividends each quarter.

         The Company continues to seek opportunities to invest in new products and markets, and in acquisitions which fit its strategic growth plans in the lighting and graphics markets. The Company believes that adequate financing for any such investments or acquisitions will be available through future borrowings due to the enhanced financial condition of the Company after the public offering or through the issuance of common or preferred shares in payment for acquired businesses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Shareholders of LSI Industries Inc.:

         We have audited the accompanying consolidated balance sheet of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The information in this schedule as of and for the year ended June 30, 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in a material respects the financial data required to be set forth therein in relation to the basic statements taken as a whole.

                                                  /s/ Arthur Andersen LLP
                                                  Arthur Andersen LLP

Cincinnati, Ohio
August 14, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of LSI Industries Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under ITEM 8 of this Form 10-K present fairly, in all material respects, the financial position of LSI Industries Inc. and its subsidiaries at June 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Cincinnati, Ohio
August 18, 1995

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
(In thousands, except per share)


                                            1996         1995       1994
                                            ----         ----       ----
Net sales                                 $ 152,733    $119,927   $93,535
Cost of products sold                       104,221      80,156    62,430
                                          ---------    --------   -------
     Gross profit                            48,512      39,771    31,105

Selling and administrative expenses          35,101      29,509    23,965
                                          ---------    --------   -------

     Operating income                        13,411      10,262     7,140

Interest expense                                344         459       199
Other (income) expense                           62         160       290
                                          ---------    --------   -------

     Income from continuing operations
        before income taxes                  13,005       9,643     6,651

Income tax expense                            4,735       3,469     2,461
                                          ---------    --------   -------
     Income from continuing operations        8,270       6,174     4,190

Discontinued operations                      (1,500)       --        --
                                          ---------    --------   -------
     Net income                           $   6,770    $  6,174   $ 4,190
                                          =========    ========   =======
Net income (loss) per share

     Continuing operations                $     .98    $    .79   $   .55

     Discontinued operations                   (.18)       --        --
                                          ---------    --------   -------

                                          $     .80    $    .79   $   .55
                                          =========    ========   =======

Average shares outstanding (see Note 6)       8,456       7,802     7,656

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
(in thousands)

                                                     1996        1995
                                                     ----        ----
ASSETS
Current Assets
     Cash and cash equivalents                     $ 11,138    $  2,124
     Accounts receivable, less allowance
         for doubtful accounts of $358 and $242,
         respectively                                24,825      19,273

     Inventories                                     19,660      18,584

     Refundable income taxes                            345         438

     Other current assets                             1,901       1,397
                                                   --------    --------
         Total current assets                        57,869      41,816

Property, Plant and Equipment, at cost
     Land                                             2,741       2,512
     Buildings                                        9,682       8,967
     Machinery and equipment                         19,082      16,900
                                                   --------    --------
                                                     31,505      28,379

     Less accumulated depreciation                  (11,178)     (8,981)
                                                   --------    --------
     Net property, plant and equipment               20,327      19,398

Goodwill                                              1,300       1,339
                                                   --------    --------

                                                   $ 79,496    $ 62,553
                                                   ========    ========

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS  (CONTINUED)
JUNE 30, 1996 AND 1995
(in thousands)

                                                 1996      1995
                                                 ----      ----
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt         $   180   $   842
   Accounts payable                              10,855    10,641
   Accrued expenses                              10,688    12,545
                                                -------   -------

     Total current liabilities                   21,723    24,028

Long-Term Debt                                    1,382     7,257

Other Long-Term Liabilities                        --         380

Deferred Income Taxes                             1,654     1,435

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued      --        --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 8,964,491 and 7,554,229
       shares, respectively
       (see Note 6)                              28,082     7,915
   Retained earnings                             26,655    21,538
                                                -------   -------
     Total shareholders' equity                  54,737    29,453
                                                -------   -------
                                                $79,496   $62,553
                                                =======   =======

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 1996, 1995 and 1994
(In thousands)

                                                           1996        1995      1994
                                                           ----        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                          $  6,770    $ 6,174    $ 4,190

     Non-cash items included in income
         Depreciation and amortization                      2,456      2,074      1,794
         Deferred income taxes                               (129)        85       (234)
         Loss on disposition of fixed assets                   23        122        250

     Change in
         Accounts receivable                               (5,552)    (4,897)    (2,744)
         Inventories                                       (1,076)    (7,505)    (3,481)
         Refundable income taxes                               93       (438)       134
         Accounts payable                                     214      2,683      2,087
         Accrued expenses and other                        (2,069)     3,590      5,833

     Change in liability for discontinued operations         (324)       (70)      (245)
                                                         --------    -------    -------
              Net cash flows from operating activities        406      1,818      7,584
                                                         --------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, plant, and equipment            (3,392)    (5,117)    (4,609)
     Proceeds from sale of fixed assets                        23         12         13
                                                         --------    -------    -------
         Net cash flows from investing activities          (3,369)    (5,105)    (4,596)
                                                         --------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Decrease in lines of credit                             --         --       (1,312)
     Payment of long-term debt                             (6,537)      (451)    (3,957)
     Increase in long-term debt                              --        4,950      3,600
     Cash dividends paid                                   (1,653)    (1,078)      (234)
     Exercise of stock options                                586        376        370
     Proceeds from public offering of shares               19,581       --         --
                                                         --------    -------    -------

         Net cash flows from financing activities          11,977      3,797     (1,533)
                                                         --------    -------    -------

Increase in cash and cash equivalents                       9,014        510      1,455

Cash and cash equivalents at beginning of year              2,124      1,614        159
                                                         --------    -------    -------

Cash and cash equivalents at end of year                 $ 11,138    $ 2,124    $ 1,614
                                                         ========    =======    =======

Supplemental cash flow information
     Interest paid                                       $    924    $   438    $   210
     Income taxes paid                                   $  5,588    $ 5,831    $   204

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended June 30, 1996, 1995, and 1994
(In thousands)

                                   Common Shares
                                 ----------------
                                 Number of           Retained
                                  Shares    Amount   Earnings     Total
                                 ---------  ------   ---------    ------
BALANCE AT JUNE 30, 1993           7,367   $ 7,169   $ 12,486    $ 19,655
     Net income                       --        --      4,190       4,190
     Stock options exercised         100       370         --         370
     Dividend - $.03 per share        --        --       (234)       (234)
                                   -----   -------   --------    --------

BALANCE AT JUNE 30, 1994           7,467     7,539     16,442      23,981
     Net income                       --        --      6,174       6,174
     Stock options exercised          87       376         --         376
     Dividends - $ .15 per share      --        --     (1,078)     (1,078)
                                   -----   -------   --------    --------

BALANCE AT JUNE 30, 1995           7,554     7,915     21,538      29,453
     Net income                       --        --      6,770       6,770
     Public offering of shares     1,233    19,581         --      19,581
     Stock options exercised         177       586         --         586
     Dividend - $.21 per share        --        --     (1,653)     (1,653)
                                   -----   -------   --------    --------

BALANCE AT JUNE 30, 1996           8,964   $28,082   $ 26,655    $ 54,737
                                   =====   =======   ========    ========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

USE OF ESTIMATES:

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Revenue is recognized when the customer accepts title and the resultant risks and rewards of ownership. Generally this occurs upon shipment of goods or shortly thereafter. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments under accrued expenses.

CASH AND CASH EQUIVALENTS:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION:

Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

                  Buildings                  31 - 39 years
                  Machinery and equipment     3 - 10 years

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over a forty year period. As of June 30, 1996 and 1995, accumulated amortization of goodwill was $287,000 and $248,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

FINANCIAL INSTRUMENTS:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and variable, market-driven interest rates. The Company has no financial instruments with off balance sheet risk.

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs relating to continuing operations were $1,378,000 in 1996, $1,004,000 in 1995, and $942,000 in 1994.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

NET INCOME PER COMMON SHARE:

The computation of net income per common share is based on the weighted average common shares outstanding for the period, including Common Share equivalents (dilutive stock options). Dilutive stock options amounted to 360,000 shares in 1996, 287,000 shares in 1995, and 236,000 shares in 1994. See also Note 6.

RECENT PRONOUNCEMENTS:

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company will adopt this standard in fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt this standard in fiscal year 1997 by making the required footnote disclosures only. Therefore, the adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.

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

The remaining liabilities which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, have been classified in the consolidated balance sheets as follows:

                                         June 30    June 30
                                           1996      1995
                                           ----      ----
(In thousands)
             Accrued expenses              $589      $429
             Other long-term liabilities     --       380
                                           ----      ----

        Total                              $589      $809
                                           ====      ====

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - Lighting and Graphics. The Lighting segment manufactures and sells outdoor, indoor and landscape lighting fixtures as well as menu boards and light boxes to the petroleum / convenience store, multi-site retail and commercial/industrial markets. The Lighting segment includes the operations of LSI Lighting Systems, Abolite Lighting, Greenlee Lighting, LSI Images, and LSI Metal Fabrication. The Graphics segment manufactures and sells screen printed materials and architectural graphic structures for the petroleum / convenience store and multi-site retail markets. The Graphics segment includes the operations of SGI and Insight Graphics. The Company's most significant market is the petroleum / convenience store market with slightly over 50% of net sales of lighting and graphics concentrated in this market.

The following information is provided for the following periods:

                   1996          1995          1994
                   ----          ----          ----
(In thousands)
NET SALES:
   Lighting      $ 93,208      $ 72,782      $56,159
   Graphics        59,525        47,145       37,376
                 --------      --------      -------
                 $152,733      $119,927      $93,535
                 ========      ========      =======


OPERATING INCOME:
   Lighting                         $ 7,130      $ 4,937      $ 3,684
   Graphics                           6,281        5,325        3,456
                                    -------      -------      -------
                                    $13,411      $10,262      $ 7,140
                                    =======      =======      =======

IDENTIFIABLE ASSETS:
   Lighting                         $43,138      $36,433      $29,912
   Graphics                          24,534       23,280       14,523
                                    -------      -------      -------
                                     67,672       59,713       44,435
   Corporate                         11,824        2,840        1,852
                                    -------      -------      -------
                                    $79,496      $62,553      $46,287
                                    =======      =======      =======

CAPITAL EXPENDITURES:
   Lighting                         $ 2,748      $ 3,814      $ 3,747
   Graphics                             644        1,303          862
                                    -------      -------      -------
                                    $ 3,392      $ 5,117      $ 4,609
                                    =======      =======      =======

DEPRECIATION AND AMORTIZATION:
   Lighting                         $ 1,570      $ 1,404      $ 1,133
   Graphics                             886          670          661
                                    -------      -------      -------
                                    $ 2,456      $ 2,074      $ 1,794
                                    =======      =======      =======

Operating income of the business segments includes sales less all operating expenses including allocations of corporate expense, but excluding interest expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes.

NOTE 4 - BALANCE SHEET DATA

The following information is provided as of June 30:

                                         1996         1995
                                         ----         ----
(In thousands)
INVENTORIES:
         Raw materials                  $11,432      $ 9,821
         Work-in-process and
            finished goods                8,228        8,763
                                        -------      -------
                                        $19,660      $18,584
                                        =======      =======

ACCRUED EXPENSES:
         Compensation and benefits      $ 4,600      $ 4,070
         Customer prepayments           $ 2,395      $ 5,648

NOTE 5 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has lines of credit with its banks in the aggregate amount of $13,000,000, all of which was available at June 30, 1996. These revolving lines of credit are unsecured and expire in fiscal year 1997. Interest on the revolving lines of credit is charged based upon a 1.0 percentage point increment over the LIBOR rate as periodically determined, or at the banks' base lending rate less 1.25 percentage points, at the Company's option. Under terms of these agreements, the Company has agreed to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $1,195,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate, which is reestablished semi-annually, is currently 4.5%, plus a .9% letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.4 million.

The Company has equipment loans outstanding totaling $367,000 with two governmental agencies in Kentucky. The loans are for terms of five years at a weighted average interest rate of 2.2% and are secured by the Company's Kentucky equipment which has a net carrying value of $1.4 million. The Company makes quarterly principal and interest payments of $32,000 through June 1999 and has committed to specified job growth in its Kentucky facility.

LONG-TERM DEBT:                                   1996        1995
                                                  ----        ----
(In thousands)
Industrial Revenue Development Bond at 5.4%      $1,195      $1,250
Equipment loans (average rate of 2.2%)              367         484
Term loan                                            --       6,365
                                                 ------      ------
                                                  1,562       8,099

Less current maturities                             180         842
                                                 ------      ------
                                                 $1,382      $7,257
                                                 ======      ======

     Future maturities of long-term debt at June 30, 1996 are as follows (in thousands):

              1997           1998            1999           2000            2001              2002 and after
              ----           ----            ----           ----            ----              --------------
              $180           $187            $190          $  70           $  75                 $860

NOTE 6 - SHAREHOLDERS' EQUITY

The Company generated $19.6 million in net proceeds from a public offering of 1,232,894 common shares in February 1996. The Company used a portion of the net proceeds to repay all outstanding indebtedness under its revolving lines of credit and its term loan facility with its banks.

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant and generally become exercisable 25% per year (cumulative) beginning one year after the date of grant at the fair market value of the Common Shares at the date of grant. The number of shares reserved for issuance is 785,100, of which 166,400 shares were available for future grant as of June 30, 1996. The plans allow for the grant of both incentive stock options and non-qualified stock options.

                                                     Shares      Average
                                                 (In thousands)   Price
                                                 --------------  -------
OPTIONS OUTSTANDING AT JUNE 30, 1993                   513       $ 3.13
    Options granted                                    182         4.58
    Options terminated                                 (34)        3.37
    Options exercised                                 (107)        3.28
                                                      ----

OPTIONS OUTSTANDING AT JUNE 30, 1994                   554         3.56
    Options granted                                     42         9.71
    Options terminated                                 (12)        3.37
    Options exercised                                  (92)        3.37
                                                      ----

OPTIONS OUTSTANDING AT JUNE 30, 1995                   492         4.13
    Options granted                                    342        13.14
    Options terminated                                 (22)       12.10
    Options exercised                                 (193)        3.43
                                                      ----

OPTIONS OUTSTANDING AT JUNE 30, 1996                   619       $ 9.04
                                                      ====

At June 30, 1996, there were 184,000 options exercisable at an average price of $4.99 per share.

On August 21, 1996, the Board of Directors declared a regular quarterly dividend of $.04 per share and a special $.04 per share cash dividend to be paid September 17, 1996 to shareholders of record on September 10, 1996. Annual cash dividend payments made during fiscal years 1996, 1995 and 1994 were $.21, $.15, and $.03 per share, respectively.

NOTE 7 - SALES TO MAJOR CUSTOMERS

The Company made sales in both the Lighting and Graphics segments to a major customer which exceeded 10% of consolidated net sales. Sales to Chevron U.S.A. represented 12% of consolidated net sales in 1996, 14% in 1995, and 13% in 1994.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $656,000 in 1996, $835,000 in 1995, and $846,000 in 1994. Minimum annual rental commitments under non-cancelable operating leases are: $600,000 in 1997; $505,000 in 1998; and $345,000 in 1999.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

                                                 1996            1995           1994
                                                 ----            ----           ----
                                                           (In thousands)
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current federal                            $  4,290        $  3,179       $  2,582
    Current state and local                         574             205            113
    Deferred                                       (129)             85           (234)
                                               --------        --------       --------
                                               $  4,735        $  3,469       $  2,461
                                               ========        ========       ========

RECONCILIATION TO FEDERAL STATUTORY RATE:
   Federal statutory tax rate                      34.2%           34.0%          34.0%
   State and local taxes                            2.9             1.4            1.1
   Goodwill and other                               (.7)             .6            1.9
                                               --------        --------       --------
   Effective tax rate                              36.4%           36.0%          37.0%
                                               ========        ========       ========


The components of deferred income tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                          1996          1995
                                                         -------       -------
                                                             (In thousands)
CURRENT ASSETS (LIABILITIES):

     Reserves against current assets                     $   385       $   269
     Prepaid expenses                                       (164)         (106)
     Accrued expenses                                        663           373
                                                         -------       -------
Deferred income tax asset included in Other Current
     Assets on the Consolidated Balance Sheets           $   884       $   536
                                                         =======       =======

NONCURRENT LIABILITIES:

     Depreciation                                        $ 1,654       $ 1,435
                                                         -------       -------
Deferred income tax liabilities as reported on the
     Consolidated Balance Sheets                         $ 1,654       $ 1,435
                                                         =======       =======


The Company discontinued its European operations in 1992 and reported a $4.3 million loss, net of a $3.2 million income tax benefit. The Internal Revenue Service (IRS) completed its audit of the Company's 1989 through 1992 federal income tax returns and proposed audit adjustments which would have resulted in a return of approximately $2 million of income taxes (plus interest) to the IRS which had been refunded to the Company with the filing of its 1992 income tax return. The IRS questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment.

The Company's settlement discussions with the IRS Appeals Division relating to the proposed audit assessment were concluded in December 1995. An agreement was reached that re-characterized a portion of the 1992 loss associated with discontinued European operations as a long term capital loss. The agreement resulted in payment of $1.7 million (composed of taxes and interest), and in a charge to discontinued operations of $1.5 million to increase the Company's reserve for remaining liabilities associated with the discontinued operations.

NOTE 10 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                        Quarter Ended
                                   ------------------------------------------------------          Fiscal
                                   Sept. 30        Dec. 31         March 31        June 30          Year
                                   --------        -------         --------        -------          ----
1996
     Net sales                   $    35,882     $    45,561     $    33,495     $    37,795     $   152,733
     Gross profit                     11,942          13,824          10,001          12,745          48,512
     Income from continuing
       operations                      2,194           2,693             948           2,435           8,270
     Net income                        2,194           1,193             948           2,435           6,770

Earnings per share
     Income from continuing
       operations                $       .28     $       .34     $       .11     $       .26     $       .98(a)
     Net income                  $       .28     $       .15     $       .11     $       .26     $       .80

Range of share prices
     High                        $     15.50     $     19.63     $     18.25     $     19.75     $     19.75
     Low                         $     12.17     $     14.25     $     13.50     $     16.75     $     12.17

1995
     Net sales                   $    29,320     $    32,364     $    26,920     $    31,323     $   119,927
     Gross profit                      9,858          11,174           8,570          10,169          39,771
     Net income                        1,849           2,159             749           1,417           6,174

Earnings per share               $       .24     $       .28     $       .10     $       .18     $       .79(a)

Range of share prices
     High                        $      8.33     $      8.00     $      9.67     $     12.92     $     12.92
     Low                         $      6.67     $      6.67     $      7.33     $      9.33     $      6.67

 (a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 6, 1996, there were 517 shareholders of record. The Company believes this represents approximately 2,800 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:

                                      1996          1995         1994          1993           1992
                                      ----          ----         ----          ----           ----
Net sales                           $152,733      $119,927      $93,535      $ 72,563       $ 69,182
Cost of products sold                104,221        80,156       62,430        49,789         47,389
Operating expenses                    35,101        29,509       23,965        20,156         19,351
Restructuring charges                     --            --           --            --          2,136
                                    --------      --------      -------      --------       --------

     Operating income                 13,411        10,262        7,140         2,618            306
Interest expense                         344           459          199           503            580
Other (income) expense                    62           160          290          (481)           539
                                    --------      --------      -------      --------       --------

Income (loss) from
     continuing operations
     before income taxes              13,005         9,643        6,651         2,596           (813)
Income taxes                           4,735         3,469        2,461           927           (282)
                                    --------      --------      -------      --------       --------

Income (loss) from
     continuing operations          $  8,270      $  6,174      $ 4,190      $  1,669       $   (531)
                                    ========      ========      =======      ========       ========

Net income (loss)                   $  6,770      $  6,174      $ 4,190      $  1,669       $ (4,793)
                                    ========      ========      =======      ========       ========

Per share data
     Income (loss) from
         continuing operations      $    .98      $    .79      $   .55      $    .23       $   (.07)
     Net income (loss)              $    .80      $    .79      $   .55      $    .23       $   (.65)
Cash dividends                      $    .21      $    .15      $   .03      $    .03       $    .03

Average number of
     shares outstanding (a)            8,456         7,802        7,656         7,385          7,367

BALANCE SHEET DATA:
     (At June 30)                       1996          1995         1994          1993           1992
                                        ----          ----         ----          ----           ----

Working capital                     $ 36,146      $ 17,788      $11,223      $ 10,268       $ 12,241
Total assets                          79,496        62,553       46,287        38,051         41,231
Long-term debt,
     including current
     maturities                        1,562         8,099        3,600         3,957          8,454

Shareholders' equity                  54,737        29,453       23,981        19,655         18,220

 (a) Average shares outstanding represents common shares outstanding plus the dilutive impact of common share equivalents (stock options).

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

       COLUMN A                     COLUMN B  COLUMN C   COLUMN D   COLUMN E
       --------                     --------  --------   --------   --------
                                             Additions
                                    Balance  Charged to              Balance
                                   Beginning Costs and     (A)        End of
Description                        of Period  Expenses  Deductions    Period
- -----------                        ---------  --------  ----------    ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year Ended June 30, 1996         $242      $328      $(212)      $358
     Year Ended June 30, 1995         $265      $103      $(126)      $242
     Year Ended June 30, 1994         $540      $316      $(591)      $265

INVENTORY OBSOLESCENCE RESERVES:

     Year Ended June 30, 1996         $453      $892      $(651)      $694
     Year Ended June 30, 1995         $306      $302      $(155)      $453
     Year Ended June 30, 1994         $356      $162      $(212)      $306

(A) For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.

                               LSI INDUSTRIES INC.

                                    Form 10-K

                                  June 30, 1996

                                INDEX TO EXHIBITS

Exhibit
Number                    Description of Exhibit
- ------                    ----------------------

   10.5               LSI Industries Inc. Nonqualified Deferred Compensation
                         Plan, and Rabbi Trust Agreement

     11               Statement Re Computation of Earnings Per Share

     22               Subsidiaries of the Registrant

     23               Consent of Independent Public Accountants (2)

     24               Powers of Attorney (5)

     27               Financial Data Schedule