Form 10-Q
period 1996-09-30
LSI INDUSTRIES INC
filed 1996-11-08
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED SEPTEMBER 30, 1996.

/_/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ________________ TO ________________.


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

YES    /X/        NO / /


Common Shares, no par value.  Shares Outstanding at October 30, 1996:  9,026,546

                              LSI INDUSTRIES INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


                                                                         Begins on
                                                                            Page
                                                                         ---------
PART I.  Financial Information

       ITEM 1.        Financial Statements

                      Consolidated Income Statements...................       3
                      Consolidated Balance Sheets......................       4
                      Consolidated Statements of Cash Flows............       5

                      Notes to Financial Statements....................       6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations..................................       7

PART II.  Other Information

       ITEM 6.        Exhibits and Reports on Form 8-K.................       9

Signatures            .................................................      10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               LSI INDUSTRIES INC.

                         CONSOLIDATED INCOME STATEMENTS

                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30
                                                       ------------------
(In thousands, except per                               1996         1995
    share amounts)                                      ----         ----

Net sales                                              $36,885      $35,882

Cost of products sold                                   24,745       23,940
                                                       -------      -------

       Gross profit                                     12,140       11,942

Selling and administrative expenses                      8,805        8,312
                                                       -------      -------

       Operating income                                  3,335        3,630

Interest (income) expense, net                             (97)         143

Other expense                                               14            5
                                                       -------      -------

       Income before income taxes                        3,418        3,482

Income tax expense                                       1,282        1,288
                                                      --------     --------

       Net income                                      $ 2,136      $ 2,194
                                                       =======      =======

Net income per common share                            $   .23      $   .28
                                                       =======      =======


Average shares outstanding                               9,240        7,961
                                                       =======      =======


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)                                          September 30,   June 30,
                                                            1996          1996
                                                        -------------   --------
ASSETS
------

Current Assets
     Cash and cash equivalents                             $12,448       $11,138
     Accounts receivable                                    26,438        24,825
     Inventories                                            17,899        19,660
     Other current assets                                    1,788         2,246
                                                           -------       -------

         Total current assets                               58,573        57,869

Property, plant and equipment, net                          20,231        20,327

Goodwill                                                     1,290         1,300
                                                           -------       -------

                                                           $80,094       $79,496
                                                           =======       =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Notes payable to bank                                 $   344       $    --
     Current maturities of long-term debt                      180           180
     Accounts payable                                        9,932        10,855
     Accrued expenses                                       10,342        10,688
                                                           -------       -------

         Total current liabilities                          20,798        21,723

Long-Term Debt                                               1,353         1,382

Other Long-Term Liabilities                                  1,684         1,654

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued               --            --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,023,861 and 8,964,491
          shares, respectively                              28,190        28,082
     Retained earnings                                      28,069        26,655
                                                           -------       -------

         Total shareholders' equity                         56,259        54,737
                                                           -------       -------

                                                           $80,094       $79,496
                                                           =======       =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                          Three Months Ended
                                                                           September 30
                                                                        ------------------
                                                                        1996          1995
                                                                        ----          ----

Cash Flows from Operating Activities
     Net income                                                       $ 2,136      $ 2,194
     Non-cash items included in income
           Depreciation and amortization                                  710          567
           Deferred income taxes                                           30           20
           (Gain) loss on disposition of fixed assets                       4           (4)

     Changes in operating assets and liabilities
           Accounts receivable                                         (1,613)      (2,388)
           Inventories                                                  1,761         (691)
           Accounts payable and other                                    (811)        (217)

     Change in liability for discontinued operations                       --          (52)
                                                                      -------      -------

           Net cash flows from operating activities                     2,217         (571)
                                                                      -------      -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                           (608)        (960)
     Proceeds from sale of fixed assets                                    --            4
                                                                      -------      -------

           Net cash flows from investing activities                      (608)        (956)
                                                                      -------      -------

Cash Flows from Financing Activities
     Increase in notes payable to bank                                    344        1,500
     Payment of long-term debt                                            (29)        (196)
     Cash dividends paid                                                 (722)        (684)
     Exercise of stock options                                            108          125
                                                                      -------      -------

           Net cash flows from financing activities                      (299)          745
                                                                      -------      --------

Increase (decrease) in cash and cash equivalents                        1,310          (782)

Cash and cash equivalents at beginning of year                         11,138         2,124
                                                                      -------      --------

Cash and cash equivalents at end of period                            $12,448      $  1,342
                                                                      =======      ========

Supplemental Cash Flow Information
     Interest paid                                                    $    39      $    166
     Income taxes paid                                                $    27      $     74

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1: INTERIM FINANCIAL STATEMENTS

     The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations and its cash flows for the periods ended September 30, 1996 and 1995. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1996 annual report.

NOTE 2: NET INCOME PER COMMON SHARE

     The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents include the dilutive effect of stock options of 245,000 and 379,000 shares, respectively, for the three month periods ended September 30, 1996 and 1995.

NOTE 3: INVENTORIES

     Inventories consist of the following (in thousands):

                                             September 30, 1996  June 30, 1996
                                             ------------------  --------------

                  Raw Materials                  $ 9,727            $11,432

                  Work-in-Process and
                    Finished Goods                 8,172              8,228
                                                 -------            -------

                                                 $17,899            $19,660
                                                 =======            =======


NOTE 4:  CASH DIVIDENDS

         The Company paid cash dividends of $722,000 and $684,000 in the three month periods ended September 30, 1996 and 1995, respectively. In October 1996, the Company's Board of Directors declared a $.05 per share regular quarterly cash dividend ($451,000) payable on November 19, 1996 to shareholders of record November 12, 1996.

NOTE 5:  SALES TO MAJOR CUSTOMERS

         The Company's sales in both the Image and Commercial / Industrial Lighting segments (see discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations) to a major customer, Chevron U.S.A., represented 11% of consolidated net sales in the three month periods ended September 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                              Three Months Ended
                                                 September 30
                                              -------------------
                                               1996          1995
                                               ----          ----
         Image Segment                        $24,933      $24,212
         Commercial / Industrial
            Lighting Segment                   11,952       11,670
                                              -------      -------
                                              $36,885      $35,882
                                              =======      =======


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1995

         Net sales of $36.9 million increased 3% over first quarter net sales last year of $35.9 million. The Company has changed its disclosure of business segments in order to more closely align the business segments with the market focus which the Company uses to manage its business. In prior years, the business segments included the Lighting segment and the Graphics segment. Beginning in fiscal year 1997, segment reporting will be on the basis of the Image segment and the Commercial / Industrial Lighting segment. Prior year data will be restated accordingly when presented with current data. The Image segment represents markets and customers to whom the Company has the opportunity to sell both lighting and graphics; for example, the petroleum / convenience store, automotive, and quick service restaurant markets. The Commercial / Industrial Lighting segment represents markets and customers to whom the Company would sell only lighting systems and fixtures with those customers and markets having no requirement for graphics; for example, shopping center lighting, industrial lighting, and landscape lighting.

         Fiscal year 1997 first quarter Image segment sales increased 3.0% and Commercial / Industrial Lighting segment sales increased 2.4% over the first quarter of fiscal year 1996. The Company experienced good sales growth in the multi-site retail market with net sales up over 30%. Sales to the Petroleum / Convenience Store market, representing about 47% of the Company's total sales, decreased 4% from the first quarter of fiscal 1996 as the decreased graphics sales (structural graphics and printed graphics) more than offset increased petroleum lighting sales. Sales of graphics products in the first quarter of fiscal 1997 were below last year as two of the Company's major oil company customers delayed roll-out implementation of image conversion programs for which the Company has orders and/or contracts. This trend of lower graphics products sales has continued through the filing date of this Form 10-Q. The Company has one customer, Chevron U.S.A., who accounted for 11% of net sales (reported in the Image segment) in the first quarter of both 1997 and 1996. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales is never assured in the future. The increase in net sales in the first quarter of fiscal 1997 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $12.1 million, or 32.9% of net sales, increased over last year's gross profit of $11.9 million or 33.3% of net sales. The increase in amount of gross profit is attributed primarily to the 3% increase in net sales. A lower utilization of manufacturing capacity in the Company's graphics operations, and lower graphics sales more than offset improved margins and efficiencies in the Company's lighting operations. Selling and administrative expenses increased to $8.8 million primarily as a result of increased sales volume and increased marketing expenses, and were increased to 24% of net sales in the first quarter of fiscal 1997 from 23% last year.

         The Company reported net interest income of $97,000 in the first quarter of fiscal 1997 as compared to net interest expense of $143,000. The change from the prior year is related to the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all of the Company's outstanding debt in February 1996 was paid down with a portion of the net proceeds, and the remainder was invested in high-quality short term cash investments. The Company's effective tax rate increased to 37.5% from 37.0% last year as a result of the increased provision for state income taxes.

         Net income of $2.1 million or $.23 per share compares to last year's first quarter net income of $2.2 million or $.28 per share. The change resulted from increased gross profit from increased sales, the reporting of net interest income rather than net interest expense, a lower income tax provision, and increased marketing and selling expenses. The weighted average common shares outstanding increased in the first quarter of 1997 to 9,240,000 shares from 7,961,000 shares in 1996 primarily as a result of the 1.2 million common shares issued during the third quarter of fiscal 1996 in the Company's Public Offering.



LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 1996 the Company had working capital of $37.8 million, compared to $36.1 million at June 30, 1996. The ratio of current assets to current liabilities increased to 2.82 to 1 from 2.66 to 1. The increased working capital is primarily attributed to increases in accounts receivable, and cash and cash equivalents, partially offset by reductions in inventories and accounts payable.

         The Company generated $2.2 million of cash from operating activities in the first quarter of 1997 as compared to a use of cash of $.6 million in the first quarter of 1996. The Company generated more cash in the first three months of fiscal 1997 primarily due to inventory reductions in the Company's lighting operations and due to less of an increase in accounts receivable than in last year's first quarter. As of June 30, 1996, the Company's days sales outstanding were at approximately 67 days as compared to 59 days at June 30, 1996.

         In addition to cash and cash equivalents (high grade, short-term investments), the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $13 million, all of which is available as of October 30, 1996. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1997 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $.6 million in the first quarter of fiscal 1997 compare to $1.0 million in the first quarter of 1996. Spending in fiscal year 1997 is primarily related to manufacturing equipment and process improvements. Capital expenditures of $4 million are planned for 1997.

         In October 1996, the Board of Directors declared a regular quarterly cash dividend of $.05 per share ($451,000) to be paid November 19, 1996 to shareholders of record on November 12, 1996.

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

                           PART II. OTHER INFORMATION

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

                               LSI Industries Inc.



                                       BY: /s/ Robert J. Ready
                                           _____________________________________
                                           Robert J. Ready
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                       BY: /s/ Ronald S. Stowell
                                           _____________________________________
                                           Ronald S. Stowell
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

November 5, 1996