Form 10-Q
period 1996-12-31
LSI INDUSTRIES INC
filed 1997-02-10
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

  X      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------ SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

YES    X                 NO
    -------               ---------

Common Shares, no par value. Shares Outstanding at January 30, 1997: 9,014,972

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                     FOR THE QUARTER ENDED DECEMBER 31, 1996
                     ---------------------------------------

                                      INDEX
                                      -----

                                                                      Begins on
                                                                         Page
                                                                         ----

PART I.  Financial Information

   ITEM 1.       Financial Statements
                 --------------------

                 Consolidated Income Statements.......................     3
                 Consolidated Balance Sheets..........................     4
                 Consolidated Statements of Cash Flows................     5

                 Notes to Financial Statements........................     6

   ITEM 2.       Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations......................................     7

PART II.  Other Information

   ITEM 4.       Submission of Matters to a Vote of Securityholders...    11

   ITEM 6.       Exhibits and Reports on Form 8-K.....................    11

Signatures       .....................................................    12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                 Three Months Ended                    Six Months Ended
                                                       December 31                        December 31
                                                 ---------------------               ---------------------
(In thousands, except per                        1996             1995               1996             1995
    share amounts)                               ----             ----               ----             ----

Net sales                                      $ 37,539          $ 45,561          $ 74,424          $ 81,443

Cost of products sold                            24,281            31,737            49,026            55,677
                                               --------          --------          --------          --------

       Gross profit                              13,258            13,824            25,398            25,766

Selling and administrative expenses               9,022             9,315            17,827            17,627
                                               --------          --------          --------          --------

       Operating income                           4,236             4,509             7,571             8,139

Interest (income) expense, net                     (150)              207              (247)              350

Other expense                                        12                11                26                16
                                               --------          --------          --------          --------

       Income from continuing operations
          before income taxes                     4,374             4,291             7,792             7,773

Income tax expense                                1,656             1,598             2,938             2,886
                                               --------          --------          --------          --------

       Income from continuing
          operations                              2,718             2,693             4,854             4,887

Discontinued operations                              --            (1,500)               --            (1,500)
                                               --------          --------          --------          --------

       Net income                              $  2,718          $  1,193          $  4,854          $  3,387
                                               ========          ========          ========          ========


Net income (loss) per common share
       Continuing operations                   $    .30          $    .34          $    .53          $    .61
       Discontinued operations                       --              (.19)               --              (.19)
                                               --------          --------          --------          --------
          Total net income per share           $    .30          $    .15          $    .53          $    .42
                                               ========          ========          ========          ========


Average shares outstanding                        9,149             8,006             9,193             7,980
                                               ========          ========          ========          ========


The accompanying Notes to Financial Statements are an integral part of these financial statements.



                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                    December 31,      June 30,
                                                            1996            1996
                                                            ----            ----

ASSETS
------
Current Assets
     Cash and cash equivalents                            $12,317         $11,138
     Accounts receivable                                   24,494          24,825
     Inventories                                           19,427          19,660
     Other current assets                                   1,769           2,246
                                                          -------         -------

         Total current assets                              58,007          57,869

Property, plant and equipment, net                         20,254          20,327

Goodwill and other assets                                   1,299           1,300
                                                          -------         -------

                                                          $79,560         $79,496
                                                          =======         =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Current maturities of long-term debt                 $   181         $   180
     Accounts payable                                      10,310          10,855
     Accrued expenses                                       7,399          10,688
                                                          -------         -------

         Total current liabilities                         17,890          21,723

Long-Term Debt                                              1,322           1,382

Other Long-Term Liabilities                                 1,733           1,654

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued            --              --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,013,608 and 8,964,491
            shares, respectively                           28,279          28,082
     Retained earnings                                     30,336          26,655
                                                          -------         -------

         Total shareholders' equity                        58,615          54,737
                                                          -------         -------

                                                          $79,560         $79,496
                                                          =======         =======



The accompanying Notes to Financial Statements are an integral part of these financial statements.



                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                          Six Months Ended
                                                                            December 31
                                                                            -----------
                                                                     1996                  1995
                                                                     ----                  ----
Cash Flows from Operating Activities
     Net income                                                   $  4,854              $  3,387
     Non-cash items included in income
           Depreciation and amortization                             1,460                 1,154
           Deferred income taxes                                        60                    50
           (Gain) loss on disposition of fixed assets                    6                    (4)

     Changes in operating assets and liabilities
           Accounts receivable                                         331               (10,257)
           Inventories                                                 233                (2,278)
           Accounts payable and other                               (2,893)                3,898

     Change in liability for discontinued operations                    --                   238
                                                                  --------              --------

           Net cash flows from operating activities                  3,587                (3,812)
                                                                  --------              --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                      (1,373)               (1,987)
     Proceeds from sale of fixed assets                                 --                     4
                                                                  --------              --------

           Net cash flows from investing activities                 (1,373)               (1,983)
                                                                  --------              --------

Cash Flows from Financing Activities
     Increase in notes payable to bank                                  --                 6,809
     Payment of long-term debt                                         (59)                 (392)
     Cash dividends paid                                            (1,173)                 (989)
     Exercise of stock options and other stock transactions            197                   160
                                                                  --------              --------

           Net cash flows from financing activities                 (1,035)                5,588
                                                                  --------              --------

Increase (decrease) in cash and cash equivalents                     1,179                  (207)

Cash and cash equivalents at beginning of year                      11,138                 2,124
                                                                  --------              --------

Cash and cash equivalents at end of period                        $ 12,317              $  1,917
                                                                  ========              ========

Supplemental Cash Flow Information
     Interest paid                                                $     53              $    189
     Income taxes paid                                            $  3,308              $  4,162

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

     The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 1996, and the results of its operations and its cash flows for the periods ended December 31, 1996 and 1995. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1996 annual report.

NOTE 2:  NET INCOME PER COMMON SHARE

     The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents include the dilutive effect of stock options of 132,000 and 384,000 shares, respectively, for the three month periods ended December 31, 1996 and 1995, and 187,000 and 378,000 shares, respectively, for the six month periods ended December 31, 1996 and 1995.

NOTE 3:  INVENTORIES

     Inventories consist of the following (in thousands):


                                    December 31, 1996     June 30, 1996
                                    -----------------     -------------

          Raw Materials                 $10,306              $11,432

          Work-in-Process and
           Finished Goods                 9,121                8,228
                                        -------              -------

                                        $19,427              $19,660
                                        =======              =======

NOTE 4:  CASH DIVIDENDS

     The Company paid cash dividends of $1,173,000 and $989,000 in the six month periods ended December 31, 1996 and 1995, respectively. In January, 1997, the Company's Board of Directors declared a $.05 per share regular quarterly cash dividend ($451,000) payable on February 18, 1997 to shareholders of record February 11, 1997.

NOTE 5:  SHAREHOLDERS' EQUITY

     The Company implemented a non-qualified Deferred Compensation Plan effective July 1, 1996 and a certain portion of the Plan investments are in common shares of the Company. As of December 31, 1996 a total of 16,721 common shares at a cost of $177,000 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 6:  SALES TO MAJOR CUSTOMERS

     The Company's sales in its Image segment (see discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations) to a major customer, Chevron U.S.A., represented 11% of consolidated net sales in the three month and six month periods ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                           Three Months Ended                   Six Months Ended
                                               December 31                        December 31
                                         ------------------------             -------------------
                                          1996             1995             1996             1995
                                          ----             ----             ----             ----

     Image Segment                      $26,203          $35,611           $51,136          $59,823
     Commercial / Industrial
       Lighting Segment                  11,336            9,950            23,288           21,620
                                        -------          -------           -------          -------
                                        $37,539          $45,561           $74,424          $81,443
                                        =======          =======           =======          =======


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

         Net sales of $37.5 million compared to second quarter net sales last year of $45.6 million, an 18% reduction. Commercial / Industrial Lighting segment net sales were $11.3 million as compared to $10.0 million last year, an increase of 14%. This change resulted from strong lighting sales into the multi-site retail market which offset reduced lighting sales into other markets of this segment. Image segment net sales were $26.2 million as compared to $35.6 million last year. The reduction in net sales is primarily related to a lack of year-end budget spending by the Company's major oil customers as compared to the fiscal 1996 second quarter during which the Company shipped over five and one-half million dollars in significant year-end spending programs and reimaging programs to oil customers as well as restaurant customers. The Company's graphics business continued to operate at the decreased volume that was reported in the first quarter this year. Sales in the Image segment to the petroleum / convenience store market, representing 49% of total net sales, decreased 27%, and sales to the multi-site retail market were off due primarily to the lack of a large re-lighting project in the restaurant business similar to last year. The Company has one customer, Chevron U.S.A., which accounted for 11% of total net sales (reported in the Image segment) in the second quarter of fiscal 1996. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales, which for the second quarter of fiscal 1997 was under ten percent of the Company's total net sales, is never assured in the future. While the Company modestly increased sales prices of some products during the second quarter, inflation did not have a significant impact on sales in 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $13.3 million, or 35.3% of net sales, decreased from last year's gross profit of $13.8 million or 30.3% of net sales. The decrease is primarily related to the reduced sales volume as compared to last year. The increase in gross profit as a percentage of net sales is primarily due to improved manufacturing operating efficiencies in the Company's lighting business, changes in lighting product mix to higher margin products, and a sales price adjustment in the graphics business on a major program, partially offset by lower utilization of manufacturing capacity in the Company's graphics operations. Selling and administrative expenses decreased to $9.0 million primarily as a result of decreased sales volume, and represented 24% of net sales in the second quarter of fiscal 1997 as compared to 20% last year.

         The Company reported net interest income of $150,000 in the second quarter of fiscal 1997 as compared to net interest expense of $207,000. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was retired with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested in high-quality short term cash investments. The Company's effective tax rate increased to 37.9% from 37.2% last year primarily as a result of the increased provision for state income taxes.

         Income from continuing operations of $2.7 million or $.30 per share compares to last year's second quarter income from continuing operations of $2.7 million or $.34 per share. The essentially level income resulted from decreased gross profit and decreased operating expenses related to decreased sales, an increased income tax provision, and the reporting of net interest income rather than net interest expense. Weighted average common shares outstanding increased 14% in the second quarter of 1997 to 9,149,000 shares from 8,006,000 shares in 1996 primarily as a result of the 1.2 million common shares issued in the February 1996 Public Offering.

         In the second quarter of fiscal 1996 the Company recorded a charge to discontinued operations of $1.5 million, or $.19 per share, related to an Internal Revenue Service tax audit associated with the 1992 discontinuation of the Company's European operations. There was no similar charge to discontinued operations in fiscal 1997.

         Net income of $2.7 million, or $.30 per share, in the second quarter of fiscal 1997 compares to net income of $1.2 million, or $.15 per share in last year's second quarter. The change results primarily from the 1996 reduction associated with the discontinued operations.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

         Net sales of $74.4 million compared to first half net sales last year of $81.4 million, a 9% reduction. Commercial / Industrial Lighting segment net sales were $23.3 million as compared to $21.6 million last year, an increase of 8%. This change resulted from strong lighting sales into the multi-site retail market which offset reduced lighting sales into other markets in this segment. Image segment net sales were $51.1 million as compared to $59.8 million last year. The reduction in net sales is primarily related to a lack of year-end budget spending by the Company's major oil customers as compared to the fiscal 1996 second quarter during which the Company shipped over five and one-half million dollars in significant year-end spending programs and reimaging programs to oil customers as well as restaurant customers. The Company's graphics business operated at a decreased volume as compared to last year. Sales in the Image segment to the petroleum / convenience store market, representing 48% of total first half net sales, decreased 17%, and sales to the multi-site retail market increased due primarily to strong restaurant lighting business. The Company has one customer, Chevron U.S.A., which accounted for 11% of total net sales (reported in the Image segment) in the first half of fiscal 1996. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales, which for the first half of fiscal 1997 was just under ten percent, is never assured in the future. While the Company modestly increased sales prices of some products during the first half, inflation did not have a significant impact on sales in 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $25.4 million, or 34.1% of net sales, decreased from last year's gross profit of $25.8 million or 31.6% of net sales. The decrease is primarily related to the reduced sales volume as compared to last year. The increase in gross profit as a percentage of net sales is primarily due to improved manufacturing operating efficiencies in the Company's lighting business, changes in lighting product mix to higher margin products, and a sales price adjustment in the graphics business on a major program, partially offset by lower utilization of manufacturing capacity in the Company's graphics operations. Selling and administrative expenses increased to $17.8 million primarily as a result of increased marketing expenses in the first quarter of 1997, offset by reduced expenses directly associated with decreased sales volume, and represented 24% of net sales in the first half of fiscal 1997 as compared to 22% last year.

         The Company reported net interest income of $247,000 in the first half of fiscal 1997 as compared to net interest expense of $350,000. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was retired with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested in high-quality short term cash investments. The Company's effective tax rate increased to 37.7% from 37.1% last year primarily as a result of the increased provision for state income taxes.

         Income from continuing operations of $4.9 million or $.53 per share compares to last year's second quarter income from continuing operations of $4.9 million or $.61 per share. The essentially level income resulted from decreased gross profit from decreased net sales, increased operating expenses, an increased income tax provision, and the reporting of net interest income rather than net interest expense. Weighted average common shares outstanding increased 15% in the first half of 1997 to 9,193,000 shares from 7,980,000 shares in 1996 primarily as a result of the 1.2 million common shares issued in the February 1996 Public Offering.

         In the second quarter of fiscal 1996 the Company recorded a charge to discontinued operations of $1.5 million, or $.19 per share, related to an Internal Revenue Service tax audit associated with the 1992 discontinuation of the Company's European operations. There was no similar charge to discontinued operations in fiscal 1997.

         Net income of $4.9 million, or $.53 per share, in the first half of fiscal 1997 compares to net income of $3.4 million, or $.42 per share in last year's first half. The change results primarily from the 1996 reduction associated with the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996 the Company had working capital of $40.1 million, compared to $36.1 million at June 30, 1996. The ratio of current assets to current liabilities increased to 3.24 to 1 from 2.66 to 1. The increased working capital is primarily attributed to increased cash and cash equivalents and reductions in accounts payable and accrued expenses.

         The Company generated $3.6 million of cash from operating activities in the first half of fiscal 1997 as compared to a use of cash of $3.8 million in the first half of fiscal 1996. The Company generated more cash in the first six months of fiscal 1997 primarily due to significant accounts receivable and inventory increases in fiscal 1996 as compared to modest decreases in fiscal 1997, partially offset by a reduction in payables and accrued expenses as compared to an increase in the prior year. As of December 31, 1996, the Company's days sales outstanding were at approximately 63 days as compared to 59 days at June 30, 1996.

         The Company has two revolving lines of credit totaling $20 million, all of which is available as of January 31, 1997. In addition to cash and cash equivalents (high-grade, short-term investments), the Company's primary source of liquidity continues to be its lines of credit. The Company believes that the total available lines of credit plus expected cash flows from operating activities is adequate for the Company's 1997 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $1.4 million in the first half of fiscal 1997 compare to $2.0 million in the first half of 1996. Spending in fiscal year 1997 is primarily related to manufacturing equipment and process improvements. Capital expenditures of $4 million are planned for 1997.

         In January 1997, the Board of Directors declared a regular quarterly cash dividend of $.05 per share ($451,000) to be paid February 11, 1997 to shareholders of record on February 18, 1997.

         The Company continues to seek opportunities to invest in new products and markets, and in acquisitions which fit its strategic growth plans in the lighting and graphics markets. The Company believes that adequate financing for any such investments or acquisitions will be achieved with available cash, commercial borrowings, seller financing, the issuance of common or preferred shares, or some combination thereof.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
-----------------------------------------------------------

         At the Company's Annual Meeting of Shareholders held November 14, 1996, the following actions were taken by shareholders:

4.1 All persons nominated as Class B Directors were elected with the votes for each person being:


                                        Shares - Withheld    Shares
           Name            Shares For      Authority        Abstained
     -----------------    ------------  -----------------  ------------
     Allen L. Davis        7,687,369        41,160            n/a
     -----------------     -----------  -----------------  ------------
     James P. Sferra       7,684,434        44,095            n/a
     -----------------     -----------  -----------------  ------------
     Donald E. Whipple     7,684,199        44,330            n/a
     -----------------     -----------  -----------------  ------------

4.2 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1997 was ratified by the following vote:


   Shares For     Shares Against     Shares Abstained   Broker Non-Votes
   ------------   ---------------    ----------------- ------------------
    7,699,268         21,301               7,960          n/a
   ------------   ---------------    ----------------- ------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                               LSI Industries Inc.
                               -------------------

                        BY:    /s/  Robert J. Ready
                               -----------------------------
                               Robert J. Ready
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                        BY:    /s/  Ronald S. Stowell
                               -----------------------------
                               Ronald S. Stowell
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

February 5, 1997