Form 10-Q
period 1997-03-31
LSI INDUSTRIES INC
filed 1997-05-08
CIK 763532

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

YES   X                 NO
     ---                   ---

Common Shares, no par value.  Shares Outstanding at April 30, 1997:  9,021,427

                              LSI INDUSTRIES INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                              Begins on
                                                                 Page
                                                                 ----
PART I.  Financial Information

       ITEM 1.  Financial Statements

                Consolidated Income Statements..................   3
                Consolidated Balance Sheets.....................   4
                Consolidated Statements of Cash Flows...........   5

                Notes to Financial Statements...................   6

       ITEM 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.................................   7

PART II.  Other Information

       ITEM 6.  Exhibits and Reports on Form 8-K ...............  10

Signatures .....................................................  11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                           March 31                        March 31
                                                      -------------------              -----------------
(In thousands, except per                             1997           1996              1997         1996
    share amounts)                                    ----           ----              ----         ----

Net sales                                            $30,836        $33,495          $105,260     $114,938

Cost of products sold                                 20,823         23,494            69,849       79,171
                                                     -------        -------          --------     --------

       Gross profit                                   10,013         10,001            35,411       35,767

Selling and administrative expenses                    7,996          8,406            25,823       26,033
                                                     -------        -------          --------     --------

       Operating income                                2,017          1,595             9,588        9,734

Interest (income) expense, net                           (94)            83              (341)         433

Other expense                                             64             13                90           29
                                                     -------        -------          --------     --------

       Income from continuing operations
          before income taxes                          2,047          1,499             9,839        9,272

Income tax expense                                       778            551             3,716        3,437
                                                     -------        -------          --------     --------

       Income from continuing
          operations                                   1,269            948             6,123        5,835

Discontinued operations                                   --             --                --       (1,500)
                                                     -------        -------          --------     --------

       Net income                                    $ 1,269        $   948          $  6,123     $  4,335
                                                     =======        =======          ========     ========


Net income (loss) per common share
       Continuing operations                         $   .14        $   .11          $    .67     $    .71
       Discontinued operations                            --             --                --         (.18)
                                                     -------        -------          --------     --------
          Total net income per share                 $   .14        $   .11          $    .67     $    .53
                                                     =======        =======          ========     ========

Average shares outstanding                             9,180          8,600             9,193        8,188
                                                     =======        =======          ========     ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands, except share amounts)                            March 31,                June 30,
                                                                  1997                     1996
                                                                ---------                --------
ASSETS

Current Assets
     Cash and cash equivalents                                    $14,306                 $11,138
     Accounts receivable                                           21,405                  24,825
     Inventories                                                   20,795                  19,660
     Other current assets                                           1,839                   2,246
                                                                  -------                 -------

         Total current assets                                      58,345                  57,869

Property, plant and equipment, net                                 19,978                  20,327

Goodwill and other assets                                           1,303                   1,300
                                                                  -------                 -------

                                                                  $79,626                 $79,496
                                                                  =======                 =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to bank                                      $     130             $        --
     Current maturities of long-term debt                             187                     180
     Accounts payable                                               8,846                  10,855
     Accrued expenses                                               7,978                  10,688
                                                                  -------                 -------

         Total current liabilities                                 17,141                  21,723

Long-Term Debt                                                      1,226                   1,382

Other Long-Term Liabilities                                         2,110                   1,654

Shareholders' Equity

     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued                      --                      --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,020,427 and 8,964,491
            shares, respectively                                   27,995                  28,082
     Retained earnings                                             31,154                  26,655
                                                                  -------                 -------
         Total shareholders' equity                                59,149                  54,737
                                                                  -------                 -------
                                                                  $79,626                 $79,496
                                                                  =======                 =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                                              Nine Months Ended
                                                                                 March 31
                                                                        --------------------------
                                                                        1997                  1996
                                                                        ----                  ----
Cash Flows from Operating Activities
     Net income                                                       $ 6,123               $ 4,335
     Non-cash items included in income
           Depreciation and amortization                                2,163                 1,753
           Deferred income taxes                                           90                    80
           (Gain) loss on disposition of fixed assets                      61                    --

     Changes in operating assets and liabilities
           Accounts receivable                                          3,420                (2,869)
           Inventories                                                 (1,135)               (2,267)
           Accounts payable and other                                  (3,976)               (2,720)

     Change in liability for discontinued operations                       (3)                  (82)
                                                                      -------               -------
           Net cash flows from operating activities                     6,743                (1,770)
                                                                      -------               -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                         (1,845)               (2,439)
     Proceeds from sale of fixed assets                                    --                    16
                                                                      -------               -------

           Net cash flows from investing activities                    (1,845)               (2,423)
                                                                      -------               -------

Cash Flows from Financing Activities
     Increase in notes payable to bank                                    130                    --
     Payment of long-term debt                                           (149)               (6,507)
     Cash dividends paid                                               (1,624)               (1,295)
     Purchase of treasury shares                                         (214)                   --
     Proceeds from issuance of common shares                              127                19,911
                                                                      -------               -------

           Net cash flows from financing activities                    (1,730)               12,109
                                                                      -------               -------

Increase (decrease) in cash and cash equivalents                        3,168                 7,916

Cash and cash equivalents at beginning of year                         11,138                 2,124
                                                                      -------               -------

Cash and cash equivalents at end of period                            $14,306               $10,040
                                                                      =======               =======

Supplemental Cash Flow Information
     Interest paid                                                    $    94               $   834
     Income taxes paid                                                $ 3,605               $ 4,273

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations and its cash flows for the periods ended March 31, 1997 and 1996. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1996 annual report.

NOTE 2:  NET INCOME PER COMMON SHARE

         The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents include the dilutive effect of stock options and common shares to be issued under a deferred compensation plan of 165,000 and 357,000 shares, respectively, for the three month periods ended March 31, 1997 and 1996, and 183,000 and 374,000 shares, respectively, for the nine month periods ended March 31, 1997 and 1996.

NOTE 3:  INVENTORIES

         Inventories consist of the following (in thousands):

                                        March 31, 1997          June 30, 1996
                                        --------------          -------------
            Raw Materials                 $10,330                 $11,432
            Work-in-Process and
              Finished Goods               10,465                   8,228
                                          -------                 -------
                                          $20,795                 $19,660
                                          =======                 =======

NOTE 4:  CASH DIVIDENDS

         The Company paid cash dividends of $1,624,000 and $1,295,000 in the nine month periods ended March 31, 1997 and 1996, respectively. In April, 1997, the Company's Board of Directors declared a $.05 per share regular quarterly cash dividend ($451,000) payable on May 20, 1997 to shareholders of record May 13, 1997.

NOTE 5:  SHAREHOLDERS' EQUITY

         The Company implemented a non-qualified Deferred Compensation Plan effective July 1, 1996 and a certain portion of the Plan investments are in common shares of the Company. As of March 31, 1997 a total of 19,651 common shares at a cost of $214,000 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 6:  SALES TO MAJOR CUSTOMERS

         The Company's sales in its Image segment (see discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations) to a major customer, Chevron U.S.A., represented 11% of consolidated net sales in the three month and nine month periods ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT

   (In thousands, unaudited)

                                          Three Months Ended                    Nine Months Ended
                                               March 31                              March 31
                                        ------------------------             -----------------------
                                        1997               1996              1997               1996
                                        ----               ----              ----               ----
     Image Segment                      $22,461          $24,303            $ 73,597         $ 84,126
     Commercial / Industrial
       Lighting Segment                   8,375            9,192              31,663           30,812
                                        -------          -------            --------         --------
                                        $30,836          $33,495            $105,260         $114,938
                                        =======          =======            ========         ========


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

         Net sales of $30.8 million compared to third quarter net sales last year of $33.5 million -- an 8% reduction. The effects of winter weather in some markets impacted sales to some extent in both segments. Commercial / Industrial Lighting segment net sales were $8.4 million as compared to $9.2 million last year, a decrease of 9%. This change resulted from reduced lighting sales into the commercial / industrial lighting market which offset strong lighting sales into the multi-site retail market. Image segment net sales were $22.5 million as compared to $24.3 million last year. The reduction in net sales is primarily related to a significant re-imaging program for a major oil company last year that did not repeat this year, as well as to a continued lower volume of printed graphics sales. The Company's graphics business continued to operate at the decreased volume that was reported in each of the first two quarters this year. Sales in the Image segment to the petroleum / convenience store market, representing 53% of total third quarter net sales in fiscal 1997, decreased 11%. The Company has one customer, Chevron U.S.A., who accounted for 11% of net sales (reported in the Image segment) in the third quarter of fiscal 1996. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales, which for the third quarter of fiscal 1997 was under ten percent of the Company's total net sales, is never assured in the future. Inflation did not have a significant impact on sales in 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $10.0 million, or 32.5% of net sales, was level with last year's gross profit; however, as a percentage of net sales, fiscal year 1997 performance was at 32.5% as compared to 29.9% of net sales. With an 8% reduction in net sales between years, the increase in gross profit as a percentage of net sales is primarily due to improved manufacturing operating efficiencies in the Company's lighting business, and to changes in lighting product mix to higher margin products, partially offset by lower utilization of manufacturing capacity in the Company's graphics operations. Selling and administrative expenses decreased to $8.0 million as a result of decreased sales volume as well as some non-recurring expenses in 1996, but increased to 26% of net sales in the third quarter of fiscal 1997 from 25% last year.

         The Company reported net interest income of $94,000 in the third quarter of fiscal 1997 as compared to net interest expense of $83,000. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was retired with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested in high-quality short term cash investments. The Company's effective tax rate increased to 38.0% from 36.8% last year primarily as a result of the increased provision for state income taxes.

         Net income of $1.3 million, or $.14 per share, compares to last year's third quarter net income of $0.9 million, or $.11 per share. The increased net income resulted from an increased gross profit percentage on lower net sales, decreased operating expenses, from the reporting of net interest income rather than net interest expense, partially offset by an increased income tax provision. Weighted average common shares outstanding increased 7% in the third quarter of 1997 to 9,180,000 shares from 8,600,000 shares in 1996 primarily as a result of the 1.2 million common shares issued in the February 1996 Public Offering.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

         Net sales of $105.3 million compared to nine month net sales last year of $114.9 million -- an 8% reduction. Commercial / Industrial Lighting segment net sales were $31.7 million as compared to $30.8 million last year, an increase of 3%. This change resulted from strong lighting sales into the multi-site retail market which offset reduced lighting sales into the commercial / industrial lighting market. Image segment net sales were $73.6 million as compared to $84.1 million last year. The reduction in net sales is primarily related to a lack of year-end budget spending by the Company's major oil customers as compared to the second quarter of fiscal 1996 during which the Company shipped over five and one-half million dollars in significant year-end spending programs and reimaging programs to oil customers as well as restaurant customers. The Company's graphics business operated at a decreased volume as compared to last year. Sales in the Image segment to the petroleum / convenience store market, representing 49% of total nine month net sales, decreased 15%, and sales to the multi-site retail market were increased due primarily to strong national accounts and automotive lighting business. The Company has one customer, Chevron U.S.A., who accounted for 11% of net sales (reported in the Image segment) in the first nine months of fiscal 1996. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total sales, which for the first nine months of fiscal 1997 was under ten percent, is never assured in the future. While the Company modestly increased sales prices of some products, inflation did not have a significant impact on sales in 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $35.4 million, or 33.6% of net sales, decreased slightly from last year's gross profit of $35.8 million or 31.1% of net sales. The decrease is primarily related to the reduced sales volume as compared to last year. The increase in gross profit as a percentage of net sales is attributed primarily to improved manufacturing operating efficiencies in the Company's lighting business, changes in lighting product mix to higher margin products, partially offset by lower utilization of manufacturing capacity in the Company's graphics operations. Selling and administrative expenses decreased to $25.8 million primarily as a result of increased selling expenses, and decreased administrative expenses associated with non-recurring items incurred in fiscal 1996. Selling and administrative expenses increased to 25% of net sales in the first nine months of fiscal 1997 from 23% last year.

         The Company reported net interest income of $341,000 in the first nine months of fiscal 1997 as compared to net interest expense of $433,000 last year. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was paid down with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested in high-quality short term cash investments. The Company's effective tax rate increased to 37.8% from 37.1% last year primarily as a result of the increased provision for state income taxes.

         Income from continuing operations of $6.1 million or $.67 per share compares to last year's nine month income from continuing operations of $5.8 million or $.71 per share. The increased income resulted from decreased gross profit from decreased net sales, decreased operating expenses, an increased income tax provision, and by the reporting of net interest income rather than net interest expense. Weighted average common shares outstanding increased 12% in the first nine months of 1997 to 9,193,000 shares from 8,188,000 shares in 1996 primarily as a result of the 1.2 million common shares issued in the February 1996 Public Offering.

         In the second quarter of fiscal 1996 the Company recorded a charge to discontinued operations of $1.5 million, or $.18 per share, related to an Internal Revenue Service tax audit associated with the 1992 discontinuation of the Company's European operations. There was no similar charge to discontinued operations in fiscal 1997.

         Net income of $6.1 million, or $.67 per share, in the first nine months of fiscal 1997 compares to net income of $4.3 million, or $.53 per share in last year's similar period. The change results primarily from the 1996 reduction associated with the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997 the Company had working capital of $41.2 million, compared to $36.1 million at June 30, 1996. The ratio of current assets to current liabilities increased to 3.40 to 1 from 2.66 to 1. The increased working capital is primarily attributed to increased cash and cash equivalents, increased inventories, and reductions in accounts payable and accrued expenses.

         The Company generated $6.7 million of cash from operating activities in the first nine months of fiscal 1997 as compared to a use of cash of $1.8 million in the same period last year. The Company generated more cash in the first nine months of fiscal 1997 primarily due to improved net income, to significant accounts receivable and inventory increases in fiscal 1996 as compared to a significant decrease in accounts receivable and less of an increase in inventory in fiscal 1997. This increased cash flow was partially offset by a significant reduction in accounts payable in fiscal 1997 and a lesser reduction in accrued expenses as compared to the prior year. As of March 31, 1997, the Company's days sales outstanding were at approximately 62 days as compared to 59 days at June 30, 1996.

         The Company has two revolving lines of credit totaling $20 million, all of which is available as of May 5, 1997. In addition to cash and cash equivalents (high grade, short-term investments), the Company's primary source of liquidity continues to be its lines of credit. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1997-1998 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $1.9 million in the first nine months of fiscal 1997 compare to $2.4 million in the same period last year. Spending in fiscal year 1997 is primarily related to manufacturing equipment and process improvements. Capital expenditures totaling approximately $2.6 million are planned for full year fiscal 1997.

         In April 1997, the Board of Directors declared a regular quarterly cash dividend of $.05 per share ($451,000) to be paid May 20, 1997 to shareholders of record on May 13, 1997.

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

                            LSI Industries Inc.

                            BY: /s/  ROBERT J. READY
                                ---------------------------
                                Robert J. Ready
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                            BY: /s/  RONALD S. STOWELL
                                ---------------------------
                                Ronald S. Stowell
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)


May 5, 1997