Form 10-Q/A
period 1996-12-31
LSI INDUSTRIES INC
filed 1997-05-16
CIK 763532

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

YES __X__       NO _______

Common Shares, no par value. Shares Outstanding at January 30, 1997: 9,014,972.

           This Form 10-Q for the period ended December 31, 1996 is being amended to correct some of the data originally filed in the Exhibit 27 Financial Data Schedule.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         At the Company's Annual Meeting of Shareholders held November 14, 1996, the following actions were taken by shareholders:

         4.1 All persons nominated as Class B Directors were elected with the votes for each person being:

     ------------------------------------------------------------------------------------------------
                                                             Shares - Withheld          Shares
                 Name                   Shares For               Authority             Abstained
     ------------------------------------------------------------------------------------------------
     Allen L. Davis                      7,687,369                41,160                  n/a
     ------------------------------------------------------------------------------------------------
     James P. Sferra                     7,684,434                44,095                  n/a
     ------------------------------------------------------------------------------------------------
     Donald E. Whipple                   7,684,199                44,330                  n/a
     ------------------------------------------------------------------------------------------------

         4.2 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1997 was ratified by the following vote:

   ----------------------------------------------------------------------------------------
   Shares For         Shares Against        Shares Abstained          Broker Non-Votes
   ----------------------------------------------------------------------------------------
    7,699,268             21,301                  7,960                      n/a
   ----------------------------------------------------------------------------------------


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

May 13, 1997