Form 10-K405
period 1997-06-30
LSI INDUSTRIES INC
filed 1997-09-12
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                                 Common Shares
                                 (No par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 2, 1997 was approximately $123,796,000, based on a closing price of $14.75. At September 2, 1997, 9,541,123 shares of no par value Common Shares were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement filed with the Commission for its 1997 annual meeting are incorporated by reference in Part III, as specified.

                              LSI INDUSTRIES INC.
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                      Begins on
                                                                         Page
                                                                         ----
                                     PART I

ITEM 1 -  BUSINESS......................................................      1
ITEM 2 -  PROPERTIES....................................................      2
ITEM 3 -  LEGAL PROCEEDINGS.............................................      3
ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS...............................................      3


                                     PART II

ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDERS' MATTERS.........................      3
ITEM 6 -  SELECTED FINANCIAL DATA.......................................      3
ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................      3
ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................      3
ITEM 9 -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................      4


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............      4
ITEM 11 - EXECUTIVE COMPENSATION........................................      4
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT......................................      4
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................      4


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON
                      FORM 8-K..........................................      4


SIGNATURES    ..........................................................      6

                                     PART I

ITEM 1 - BUSINESS

         The Company's two business segments are the Image Group and the Commercial/Industrial Lighting Group. Sales by continuing operations by segment are as follows (in thousands):

                                           1997            1996             1995
                                           ----            ----             ----
         Image Group                       $101,562        $110,808       $ 81,328
         Commercial/Industrial
              Lighting Group                 43,180          41,925         38,599
                                           --------        --------       --------
         Total                             $144,742        $152,733       $119,927
                                           ========        ========       ========

         The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, and SGI Integrated Graphic Systems. Grady McCauley, acquired at the end of June 1997, will also operate in this segment. The Commercial/Industrial Lighting Group manufactures and sells outdoor, indoor, and landscape lighting for the commercial/industrial and multi-site retail markets. The Commercial/Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, and Greenlee Lighting. The Company's most significant market is the petroleum/convenience store market with approximately 50% of net sales concentrated in this market. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-14 of this Form 10-K for additional information on business segments.

         On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley to be first included in the Company's fiscal 1998 financial statements. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs. The purchase price exceeded the estimated fair value of net assets acquired by $11.4 million, which is recorded as goodwill. See Note 11 of Notes to Consolidated Financial Statements beginning on page S-20 of this Form 10-K for additional information on this acquisition.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. One customer, Chevron U.S.A. Inc. accounted for 12% of consolidated net sales in 1996 and 14% in 1995. The Company had a backlog of orders, believed by it to be firm, of $13.6 million and $9.6 million at June 30, 1997 and 1996, respectively. All orders are believed to be shippable within twelve months.

         The Company has approximately 1,100 full-time and 100 temporary employees. The Company has a comprehensive compensation and benefit program for employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

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

         The Company has six facilities:

         Description                             Size                        Location                  Status
         -----------                             ----                        --------                  ------
    1)   LSI Corporate                      225,000 sq. ft.,               Cincinnati, OH               Owned
         Headquarters, and                  (includes 38,000
         lighting fixture and               sq. ft. of office
         graphics manufacturing             space)

    2)   LSI pole manufac-                  131,000 sq. ft.                Cincinnati, OH               Owned
         turing and dry
         powder-coat painting

    3)   LSI Metal Fabrication              96,000 sq. ft.                 Independence, KY             Owned
         and LSI Images manu-               (includes 5,000
         facturing and dry                  sq. ft. of office
         powder-coat painting               space)

    4)   SGI office;                        237,000 sq. ft.                Houston, TX                  Leased
         screen printing                    (includes 31,000
         manufacturing; and                 sq. ft. of office space
         architectural graphics             and 67,000 sq. ft. of
         manufacturing                      outside warehouse
                                            space)

    5)   Greenlee office                    40,000 sq. ft.                 Dallas, TX                   Leased
         and manufacturing                  (includes 4,000 sq. ft.
                                            of office space)

    6)   Grady McCauley office              120,000 sq. ft.                North Canton, OH             Owned
         and manufacturing                  (includes 20,000
         (acquired June 30, 1997)           sq. ft. of office space)

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

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

         "Common Share Information" appears on page S-21 of this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

         "Selected Financial Data" appears on page S-22 of this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-4 of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Begins
Index to Financial Statements                                                       on Page
                                                                                    -------
         Financial Statements:

                Report of Independent Public Accountants                              S-5
                Consolidated Income Statements for the years
                   ended June 30, 1997, 1996 and 1995                                 S-7
                Consolidated Balance Sheets at June 30, 1997 and 1996                 S-8
                Consolidated Statements of Cash Flows for the
                   years ended June 30, 1997, 1996 and 1995                           S-10
                Consolidated Statements of Shareholders' Equity for
                   the years ended June 30, 1997, 1996 and 1995                       S-11
                Notes to Consolidated Financial Statements                            S-12

         Financial Statement Schedules:

                II -        Valuation and Qualifying Accounts for the                 S-23
                            years ended June 30, 1997, 1996 and 1995

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 13, 1997, as filed with the Commission pursuant to Regulation 14A.

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

         (3) Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

                 Proxy-89   =  Proxy statement for 1989 Annual Shareholders'
                               Meeting

                 10K-89     =  Annual Report on Form 10-K for the fiscal year
                               ended June 30, 1989

                 10K-95     =  Annual Report on Form 10-K for the fiscal year
                               ended June 30, 1995

                 10K-96     =  Annual Report on Form 10-K for the fiscal year
                               ended June 30, 1996

                 S-3 (96)   =  Form S-3 Registration Statement No. 33-65043

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

                                 EXHIBIT INDEX

Current
Form 10-K                                                                         Report/               Exhibit
Exhibit No.                         Description of Exhibit                       Document               Number
-----------                         ----------------------                       --------               ------
      3.1          Articles of Incorporation of LSI Industries Inc.             S-3 (96)                 3.1

      3.2          Code of Regulations of LSI Industries Inc.                   S-3 (96)                 3.2

        4          Instruments Defining the Rights of                           o
                    Security Holders

                   Management Compensatory Agreements

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

     10.5          LSI Industries Inc. Nonqualified Deferred                    10K-96                  10.5
                    Compensation Plan, and Rabbi Trust
                    Agreement


       11          Statement Re Computation of Per                              Filed herewith
                    Share Earnings

       22          Subsidiaries of the Registrant                               Filed herewith

       23          Consent of Independent Public Accountants (2)                Filed herewith

       24          Powers of Attorney (4)                                       Filed herewith

       27          Financial Data Schedule                                      Filed herewith

         o        The Company has no outstanding issue or indebtedness exceeding
                  10% of the Company's assets on a consolidated basis. A copy of the instruments defining the right of security holders will be furnished to the Commission upon request.

(b)  Form 8-K:

         There have been no reports on Form 8-K filed during the last quarter of fiscal year 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LSI INDUSTRIES INC.

     September 10, 1997              BY: /s/ Robert J. Ready
-------------------------                ------------------------
Date                                     Robert J. Ready
                                         Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title
---------                                         -----
/s/ Robert J. Ready                               Chairman of the Board and President
-----------------------                           (Principal Executive Officer)
Robert J. Ready
       Date:  9/10/97
              ---------

/s/ Ronald S. Stowell                             Chief Financial Officer and Treasurer
-----------------------                           (Principal Financial and Accounting Officer)
Ronald S. Stowell
       Date:  9/10/97
              ---------

*Michael J. Burke                                 Director
-----------------------
Michael J. Burke

*Allen L. Davis                                   Director
-----------------------
Allen L. Davis

*James P. Sferra                                  Secretary; Executive Vice President
-----------------------                           - Manufacturing; and Director
James P. Sferra

*John N. Taylor, Jr.                              Director
-----------------------
John N. Taylor, Jr.

*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 10, 1997, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.

September 10, 1997                                By: /s/ Ronald S. Stowell
---------------------                                 -------------------------
Date                                                      Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES BY BUSINESS SEGMENT
   (In thousands)                             1997                1996             1995
                                              ----                ----             ----
         Image Group                        $101,562            $110,808         $ 81,328
         Commercial/Industrial
                  Lighting Group              43,180              41,925           38,599
                                            --------            --------         --------
                                            $144,742            $152,733         $119,927
                                            ========            ========         ========

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         Net sales of $144,742,000 for 1997 compared to 1996 net sales of $152,733,000 -- a 5% reduction. Image Group net sales decreased 8% while Commercial/Industrial Lighting Group net sales increased 3% during fiscal
1997. The Company recorded strong sales growth in the multi-site retail market which was more than offset by reduced sales in the petroleum/convenience store market and commercial/industrial lighting market. Sales in the Image Group to the petroleum/convenience store market, representing 50% of net sales in fiscal 1997, decreased 12%. The reduction in net sales is primarily related to significant re-imaging and re-lighting programs for customers last year that did not repeat this year, as well as to lower volume of printed graphics sales. The Company has one customer, Chevron U.S.A., who accounted for 12% of net sales (reported in the Image Group) in fiscal 1996. The Company believes that it continues to maintain a good business relationship with this continuing customer; however, the level of total net sales, which for fiscal 1997 was under ten percent of the Company's total net sales, is never assured in the future. While sales prices were increased, inflation did not have a significant impact on sales in fiscal 1997 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $48,542,000 was increased slightly over last year's gross profit; however, as a percentage of net sales, fiscal year 1997 performance improved to 33.5% as compared to 31.8% of net sales. With a 5% reduction in net sales between years, the increase in gross profit as a percentage of net sales is primarily due to improved manufacturing operating efficiencies in the Company's lighting business, and to changes in lighting product mix to higher margin products, partially offset by lower utilization of manufacturing capacity in the Image Group's graphics operations. Selling and administrative expenses decreased to $34,833,000 from $35,101,000 primarily as a result of decreased sales volume as well as some non-recurring expenses in 1996, but increased to 24% of net sales in fiscal 1997 from 23% last year.

         The Company reported net interest income of $487,000 in fiscal 1997 as compared to net interest expense of $344,000 in fiscal 1996. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was retired with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested during the year in high grade, short-term cash investments. Cash which had been invested was used at the end of fiscal 1997 for an acquisition of a business (see also LIQUIDITY AND CAPITAL RESOURCES). The Company's effective tax rate increased to 37.0% from 36.4% last year.

         Income from Continuing Operations of $8,872,00 increased 7% over $8,270,000 in fiscal 1996. The increased income resulted from an increased gross profit percentage on lower net sales, decreased operating expenses, and from the reporting of net interest income rather than net interest expense, partially offset by an increased income tax provision. Per share earnings from continuing operations in fiscal 1997 of $.97 compares to $.98 per share in fiscal 1996. The weighted average common shares outstanding increased 9% in 1997 to 9,188,000 shares from 8,456,000 shares in 1996 primarily as a result of the effect of the 1.2 million common shares issued in the Company's February 1996 Public Offering. Net income of $8,872,000, or $.97 per share, compares to fiscal 1996 net income of $6,770,000, or $.80 per share. The increase resulted from increased income from continuing operations in fiscal 1997 and the $1.5 million charge to Discontinued Operations taken in fiscal 1996 (as more fully described below) with no similar charge in 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and/or disclosures. See Note 1 to these financial statements for additional discussion.

1996 COMPARED TO 1995

         Net sales of $152,733,000 for 1996 increased 27% over 1995 net sales of $119,927,000 with Image Group sales increasing 36% and Commercial/ Industrial Lighting Group sales increasing 9%. The Company experienced sales growth in both the multi-site retail market and the commercial/industrial lighting market, and had significant growth in its largest market, the petroleum/convenience store market. One customer, Chevron U.S.A., accounted for 12% of net sales in 1996 and 14% of net sales in 1995. The Company believes that it continues to maintain a good business relationship with this major customer; however, the level of total net sales is never assured in the future. The increase in net sales in 1996 was primarily the result of increased volume. While sales prices were increased, inflation did not have a significant impact on sales in 1996 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $48,512,000, or 31.8% of net sales, increased over last year's gross profit of $39,771,000 or 33.2% of net sales. The increase in amount of gross profit is attributed primarily to the 27% increase in net sales. A sales mix shift in the Company's Image Group to somewhat lower gross margin programs (including an increased level of prototype image programs), lower utilization of graphics manufacturing capacity, and an increase in lighting sales to the petroleum/convenience store market provided influences that, in the aggregate, reduced the gross profit percentage. Selling and administrative expenses increased to $35,101,000 from $29,509,000 primarily as a result of increased sales volume, and were reduced to 23% of net sales in 1996 as compared to 25% last year.

         Net interest expense decreased in 1996 from $459,000 to $344,000, primarily as a result of the paydown of substantially all of the Company's outstanding debt in February 1996 with a portion of the net proceeds from the Company's public offering of common shares (see also LIQUIDITY AND CAPITAL RESOURCES). Other expense consists primarily of loss on disposition of fixed assets, of which there was a greater amount in 1995. The Company's effective tax rate increased to 36.4% from 36.0% last year as a result of the increased provision for state income taxes.

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

         The Company recorded a $1.5 million or $.18 per share charge to Discontinued Operations in 1996 to increase the reserve for remaining liabilities associated with its discontinued European operations. As discussed in Note 9 to the financial statements, the Company had been involved in a dispute with the Internal Revenue Service (IRS) in which the IRS proposed audit adjustments to the Company's 1989 through 1992 federal income tax returns which could have resulted in a payment of income taxes by the Company of approximately $2.0 million, plus interest, which had been refunded to the Company with the filing of its 1992 income tax return. The IRS questioned the tax treatment of the loss associated with the discontinued operations, specifically as to whether it should receive ordinary loss or capital loss treatment. The settlement discussions with the IRS Appeals Division relating to the proposed audit assessment were concluded in December 1995. An agreement was reached that re-characterized a portion of the 1992 loss associated with discontinued European operations as a long-term capital loss. The agreement resulted in payment of $1.7 million (composed of taxes and interest), and in the $1.5 million charge to discontinued operations.

         Net income of $6,770,000 or $.80 per share compares to fiscal 1995 net income of $6,174,000 or $.79 per share. The change resulted from increased income from continuing operations, partially reduced by the charge to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 the Company had working capital of $30,192,000, compared to $36,146,000 at June 30, 1996. The ratio of current assets to current liabilities decreased to 2.22 to 1 from 2.66 to 1. The decreased working capital is primarily attributed to decreases in cash and cash equivalents, and to increases in accounts receivable, inventories, accounts payable, and accrued expenses. The acquisition of Grady McCauley (see Note 11) on June 30, 1997 had the net effect of reducing working capital by $13.3 million on that date.

         On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley to be first included in the Company's fiscal 1998 financial statements. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs.

         The Company generated $11,518,000 of cash from operating activities in 1997 as compared to $406,000 in 1996. The Company generated more cash from operations in fiscal 1997 primarily because of increased net income, significantly smaller increases in accounts receivable and inventories, and an increase in accrued expenses. Without regard to the assets of Grady McCauley which were acquired on June 30, 1997, the Company's days sales outstanding were approximately 58 days as compared to 59 days at year end last year, and inventories increased $.6 million with reductions in the Company's lighting inventory and increases in the graphics inventory.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $20 million, all of which is available as of August 29, 1997. These lines of credit are unsecured and expire in 1998. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1998 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $2.6 million in 1997, excluding the acquisition of Grady McCauley, compare to $3.4 million in 1996. Spending in fiscal year 1997 was primarily related to manufacturing equipment and process improvements. Capital expenditures of approximately $5 million are planned for 1998.

         In August 1997, the Board of Directors declared regular quarterly and special year-end cash dividends of $.05 per share each to be paid September 16, 1997 to shareholders of record on September 9, 1997. During fiscal 1997, the Company paid cash dividends each quarter.

         The Company continues to seek opportunities to invest in new products and markets, and in acquisitions which fit its strategic growth plans in the lighting and graphics markets. The Company believes that adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of LSI Industries Inc.:

         We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule as of June 30, 1997 and 1996 and for each of the years in the period ended June 30, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP
                                        ------------------------
                                        Arthur Andersen LLP

Cincinnati, Ohio
August 11, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of LSI Industries Inc.

In our opinion, the consolidated financial statements relating to the fiscal year ended June 30, 1995, listed in the index appearing under ITEM 8 of this Form 10-K, present fairly, in all material respects, the results of operations, cash flows and changes in shareholders' equity of LSI Industries Inc. and its subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of LSI Industries Inc. for any period subsequent to June 30, 1995.

/s/  Price Waterhouse LLP
---------------------------
Price Waterhouse LLP
Cincinnati, Ohio
August 18, 1995

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
For the years ended June 30, 1997, 1996, and 1995
(In thousands, except per share)

                                                                 1997               1996              1995
                                                                 ----               ----              ----
Net sales                                                      $144,742           $152,733            $119,927
Cost of products sold                                            96,200            104,221              80,156
                                                               --------           --------            --------
     Gross profit                                                48,542             48,512              39,771

Selling and administrative expenses                              34,833             35,101              29,509
                                                               --------           --------            --------
     Operating income                                            13,709             13,411              10,262

Interest (income)                                                  (528)              (154)                (39)
Interest expense                                                     41                498                 498
Other expense                                                       114                 62                 160
                                                               --------           --------            --------
     Income from continuing operations
        before income taxes                                      14,082             13,005               9,643

Income tax expense                                                5,210              4,735               3,469
                                                               --------           --------            --------
     Income from continuing operations                            8,872              8,270               6,174

Discontinued operations                                              --             (1,500)                 --
                                                               --------           --------            --------
     Net income                                                $  8,872           $  6,770            $  6,174
                                                               ========           ========            ========
Net income (loss) per share

     Continuing operations                                     $    .97           $    .98            $    .79

     Discontinued operations                                         --                (.18)                --
                                                               --------           --------            --------
                                                               $    .97           $    .80            $    .79
                                                               ========           ========            ========

Average shares outstanding (see Note 6)                           9,188              8,456               7,802


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996
(in thousands)

                                                                    1997              1996
                                                                    ----              ----
ASSETS

Current Assets
     Cash and cash equivalents                                    $  2,612           $11,138
     Accounts receivable, less allowance
         for doubtful accounts of $401 and $358,
         respectively                                               27,412            24,825

     Inventories                                                    23,058            19,660

     Refundable income taxes                                           157               345

     Other current assets                                            1,613             1,901
                                                                   -------           -------
         Total current assets                                       54,852            57,869

Property, Plant and Equipment, at cost
     Land                                                            3,348             2,741
     Buildings                                                      14,433             9,682
     Machinery and equipment                                        22,893            19,082
                                                                   -------           -------
                                                                    40,674            31,505

     Less accumulated depreciation                                 (13,529)          (11,178)
                                                                   -------           -------
     Net property, plant and equipment                              27,145            20,327

Goodwill                                                            12,639             1,300
Other Assets                                                           553                --
                                                                   -------           -------
                                                                   $95,189           $79,496
                                                                   =======           =======


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 1997 and 1996
(in thousands)

                                                             1997              1996
                                                             ----              ----
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                    $   187          $   180
   Accounts payable                                         12,337           10,855
   Accrued expenses                                         12,136           10,688
                                                           -------          -------
     Total current liabilities                              24,660           21,723

Long-Term Debt                                               1,195            1,382

Other Long-Term Liabilities                                     68               --

Deferred Income Taxes                                        1,298            1,654

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued                   --               --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 9,499,231 and 8,964,491
       shares, respectively
       (see Note 6)                                         34,516           28,082
   Retained earnings                                        33,452           26,655
                                                           -------          -------
     Total shareholders' equity                             67,968           54,737
                                                           -------          -------
                                                           $95,189          $79,496
                                                           =======          =======


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 1997, 1996 and 1995
(In thousands)

                                                                  1997            1996                 1995
                                                                  ----            ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $ 8,872         $ 6,770               $ 6,174

     Non-cash items included in income
         Depreciation and amortization                            2,975           2,456                 2,074
         Deferred income taxes                                      (74)           (129)                   85
         Loss on disposition of fixed assets                         75              23                   122

     Change in
         Accounts receivable                                        (73)         (5,552)               (4,897)
         Inventories                                               (564)         (1,076)               (7,505)
         Refundable income taxes                                    188              93                  (438)
         Accounts payable                                            92             214                 2,683
         Accrued expenses and other                                  44          (2,069)                3,590

     Change in liability for discontinued operations                (17)           (324)                  (70)
                                                                -------         -------               -------
              Net cash flows from operating activities           11,518             406                 1,818
                                                                -------         -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, plant, and equipment                  (2,587)         (3,392)               (5,117)
     Proceeds from sale of fixed assets                               3              23                    12
     Acquisition of business, net of cash received              (15,639)             --                    --
                                                                -------         -------               -------
         Net cash flows from investing activities               (18,223)         (3,369)               (5,105)
                                                                -------         -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of long-term debt                                     (180)         (6,537)                 (451)
     Increase in long-term debt                                      --              --                 4,950
     Cash dividends paid                                         (2,075)         (1,653)               (1,078)
     Exercise of stock options                                      321             586                   376
     Deferred compensation plan                                     113              --                    --
     Proceeds from public offering of shares                         --          19,581                    --
                                                                -------         -------               -------
         Net cash flows from financing activities                (1,821)         11,977                 3,797
                                                                -------         -------               -------
Increase (decrease) in cash and cash equivalents                 (8,526)          9,014                   510

Cash and cash equivalents at beginning of year                   11,138           2,124                 1,614
                                                                -------         -------               -------
Cash and cash equivalents at end of year                        $ 2,612         $11,138               $ 2,124
                                                                =======         =======               =======


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended June 30, 1997, 1996, and 1995
(In thousands)

                                                        Common Shares
                                                        -------------
                                                   Number of                         Retained
                                                    Shares           Amount          Earnings           Total
                                                    ------           ------          --------           -----
BALANCE AT JUNE 30, 1994                             7,467          $ 7,539           $16,442          $23,981
     Net income                                         --               --             6,174            6,174
     Stock options exercised                            87              376                --              376
     Dividends - $ .15 per share                        --               --            (1,078)          (1,078)
                                                    ------          -------           -------          -------

BALANCE AT JUNE 30, 1995                             7,554            7,915            21,538           29,453
     Net income                                         --               --             6,770            6,770
     Public offering of shares                       1,233           19,581                --           19,581
     Stock options exercised                           177              586                --              586
     Dividends - $.21 per share                         --               --            (1,653)          (1,653)
                                                    ------          -------           -------          -------

BALANCE AT JUNE 30, 1996                             8,964           28,082            26,655           54,737
     NET INCOME                                         --               --             8,872            8,872
     PURCHASE OF TREASURY SHARES                       (21)            (233)               --             (233)
     DEFERRED STOCK COMPENSATION                        --              346                --              346
     STOCK OPTIONS EXERCISED                            80              321                --              321
     COMMON SHARES ISSUED FOR
         ACQUISITION                                   476            6,000                --            6,000
     DIVIDENDS - $.23 PER SHARE                         --               --            (2,075)          (2,075)
                                                    ------          -------           -------          -------

BALANCE AT JUNE 30, 1997                             9,499          $34,516           $33,452          $67,968
                                                    ======          =======           =======          =======


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

                  Buildings                          31 - 40 years
                  Machinery and equipment             3 - 10 years

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over a forty year period. As of June 30, 1997 and 1996, accumulated amortization of goodwill was $326,000 and $287,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

FINANCIAL INSTRUMENTS:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and variable, market-driven interest rates. The Company has no financial instruments with off balance sheet risk.

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs relating to continuing operations were $1,399,000 in 1997, $1,378,000 in 1996, and $1,004,000 in 1995.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

NET INCOME PER COMMON SHARE:

The computation of net income per common share is based on the weighted average common shares outstanding for the period, including Common Share equivalents. Common share equivalents include the dilutive effect of stock options and common shares to be issued under a deferred compensation plan of 184,000 shares in 1997, 360,000 shares in 1996, and 287,000 shares in 1995. See also Note 6.

RECENT PRONOUNCEMENTS:

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company adopted this standard in the first quarter of fiscal year 1997 with no impact on its financial position, results of operations, or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which indicates companies may recognize expense for stock-based awards based on their fair value on the date of grant or, at a minimum, requires pro forma disclosures in the Company's fiscal 1997 financial statements. Rather than adopt the expense recognition provisions of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations and provide the disclosures required by SFAS No. 123 (See Note
6).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which replaces the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic and dilutive earnings per share computations. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 (second quarter of fiscal 1998 for the Company). The Company does not expect a material impact on earnings per share upon adoption of SFAS No. 128.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements for annual periods beginning after December 15, 1997 (fiscal 1999 for the Company). The Company does not expect adoption to have a significant impact on its financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from Discontinued Operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, are included in accrued expenses in the amounts of $575,000 and $589,000 as of June 30, 1997 and 1996, respectively.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Group and the Commercial/ Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum/convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI IMAGES, LSI Metal Fabrication, and SGI Integrated Graphic Systems. Grady McCauley, acquired at the end of June 1997, will also operate in this segment. The Commercial/Industrial Lighting Group manufactures and sells outdoor, indoor, and landscape lighting for the commercial/industrial and multi-site retail markets. The Commercial/Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, and Greenlee Lighting. The Company's most significant market is the petroleum/convenience store market with approximately 50% of net sales concentrated in this market.

The following information is provided for the following periods:

                                                            1997              1996             1995
                                                            ----              ----             ----
(In thousands)
NET SALES:
   Image Group                                            $101,562          $110,808         $ 81,328
   Commercial/Industrial Lighting Group                     43,180            41,925           38,599
                                                          --------          --------         --------
                                                          $144,742          $152,733         $119,927
                                                          ========          ========         ========

OPERATING INCOME:
   Image Group                                            $  9,055          $ 10,903         $  6,938
   Commercial/Industrial Lighting Group                      4,654             2,508            3,324
                                                          --------          --------         --------
                                                          $ 13,709          $ 13,411         $ 10,262
                                                          ========          ========         ========

IDENTIFIABLE ASSETS:
   Image Group                                            $ 74,284          $ 48,449         $ 39,350
   Commercial/Industrial Lighting Group                     17,734            19,223           20,363
                                                          --------          --------         --------
                                                            92,018            67,672           59,713
   Corporate                                                 3,171            11,824            2,840
                                                          --------          --------         --------
                                                          $ 95,189          $ 79,496         $ 62,553
                                                          ========          ========         ========

CAPITAL EXPENDITURES:
   Image Group                                            $  1,902          $  2,085         $  2,913
   Commercial/Industrial Lighting Group                        685             1,307            2,204
                                                          --------          --------         --------
                                                          $  2,587          $  3,392         $  5,117
                                                          ========          ========         ========

DEPRECIATION AND AMORTIZATION:
   Image Group                                            $  2,085          $  1,695         $  1,201
   Commercial/Industrial Lighting Group                        890               761              873
                                                          --------          --------         --------
                                                          $  2,975          $  2,456         $  2,074
                                                          ========          ========         ========

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

NOTE 4 - BALANCE SHEET DATA

The following information is provided as of June 30:

                                             1997                  1996
                                             ----                  ----
(In thousands)
INVENTORIES:
         Raw materials                      $10,272               $11,432
         Work-in-process and
            finished goods                   12,786                 8,228
                                            -------               -------
                                            $23,058               $19,660
                                            =======               =======

ACCRUED EXPENSES:
         Compensation and benefits                        $  3,797              $  4,600
         Customer prepayments                             $  5,098              $  2,395

NOTE 5 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has lines of credit with its banks in the aggregate amount of $20,000,000, all of which was available at June 30, 1997. These revolving lines of credit are unsecured and expire in fiscal year 1998. Interest on the revolving lines of credit is charged based upon a 1.0 percentage point increment over the LIBOR rate as periodically determined, or at the banks' base lending rate less 1.25 percentage points, at the Company's option. Under terms of these agreements, the Company has agreed to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $1,135,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate, which is reestablished semi-annually, is currently 4.6%, plus a .9% letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.4 million.

The Company has equipment loans outstanding totaling $247,000 with two governmental agencies in Kentucky. The loans are for terms of five years at a weighted average interest rate of 2.2% and are secured by the Company's Kentucky equipment which has a net carrying value of $1.3 million. The Company makes quarterly principal and interest payments of $32,000 through June 1999 and has committed to specified job growth in its Kentucky facility.

LONG-TERM DEBT:                                              1997                   1996
                                                             ----                   ----
(In thousands)
     Industrial Revenue Development Bond at 5.5%           $1,135                 $1,195
     Equipment loans (average rate of 2.2%)                   247                    367
                                                           ------                 ------
                                                            1,382                  1,562

     Less current maturities                                  187                    180
                                                           ------                 ------
                                                           $1,195                 $1,382
                                                           ======                 ======

         Future maturities of long-term debt at June 30, 1997 are as follows (in thousands):

              1998           1999            2000           2001            2002          2003 and after
              ----           ----            ----           ----            ----          --------------
              $187           $190           $  70          $  75          $  80                $780

NOTE 6 - SHAREHOLDERS' EQUITY

The Company generated $19.6 million in net proceeds from a public offering of 1,232,894 common shares in February 1996. The Company used a portion of the net proceeds to repay all outstanding indebtedness under its revolving lines of credit and its term loan facility with its banks.

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 695,100, of which 177,300 shares were available for future grant as of June 30, 1997. The plans allow for the grant of both incentive stock options and non-qualified stock options. At June 30, 1997, there were 180,300 options exercisable at an average price of $6.10 per share.

On June 30, 1997 the Company issued 475,700 common shares at a stated value of $6,000,000 as a portion of the purchase price of an acquired business. See further discussion in Note 11.

The issuance of SFAS No. 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 1997 and 1996.

                                                1997                 1996
                                                ----                 ----
         Dividend yield                              2%                    2%
         Expected volatility                        43%                   38%
         Risk-free interest rate            6.17%-6.28%           5.91%-6.64%
         Expected life                         4-8 yrs.              4-8 yrs.

At June 30, 1997, the 6,900 options granted during fiscal 1997 to employees and non-employee directors have exercise prices ranging from $11.25 to $13.66, fair values ranging from $4.91 to $5.26 per option, and remaining contractual lives of five to ten years. The 342,100 options granted during fiscal 1996 to employees and non-employee directors have exercise prices ranging from $12.83 to $19.50, fair values ranging from $4.18 to $7.05, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 1997 and 1996 would have been as follows:

                                                      1997            1996
                                                      ----            ----
(In thousands except earnings per share)

         Net income
                  As reported                         $8,872          $6,770
                  Pro forma                           $8,646          $6,539

         Earnings per share
                  As reported                         $  .97          $  .80
                  Pro forma                           $  .95          $  .78

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Transactions involving the stock option plans for the years ended June 30, 1997, 1996 and 1995 are shown in the table below:

                                                 1997                     1996                        1995
                                           -------------------        -------------------      -------------------
                                                      Weighted                   Weighted                 Weighted
                                                       Average                    Average                  Average
                                                      Exercise                   Exercise                 Exercise
(Shares in thousands)                      Shares       Price         Shares       Price       Shares       Price
                                           ------       -----         ------       -----       ------       -----
Outstanding at beginning of year              619        $9.04          492        $4.13        554        $3.56

         Granted                                7        11.68          342        13.14         42         9.71
         Terminated                           (21)       12.95          (22)       12.10        (12)        3.37
         Exercised                            (87)        3.23         (193)        3.43        (92)        3.37
                                              ---                      ----                     ---
Outstanding at end of year                    518        $9.89          619        $9.04        492        $4.13
                                              ===                      ====                     ===

The Company implemented a non-qualified Deferred Compensation Plan in fiscal 1997 and a certain portion of the Plan's investments are in common shares of the Company. As of June 30, 1997 a total of 21,045 common shares were held in the Plan and, accordingly, have been recorded as treasury shares.

On August 20, 1997, the Board of Directors declared a regular quarterly dividend of $.05 per share and a special $.05 per share cash dividend to be paid September 16, 1997 to shareholders of record on September 9, 1997. Annual cash dividend payments made during fiscal years 1997, 1996 and 1995 were $.23, $.21, and $.15 per share, respectively.

NOTE 7 - SALES TO MAJOR CUSTOMERS

The Company made sales in the Image Group to a major customer which exceeded 10% of consolidated net sales. Sales to Chevron U.S.A. represented 12% of consolidated net sales in 1996 and 14% in 1995.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $920,000 in 1997, $656,000 in 1996, $835,000 in 1995. Minimum annual rental commitments under non-cancelable operating leases are: $981,000 in 1998; $950,000 in 1999, $942,000 in 2000,
$852,000 in 2001, and $332,000 thereafter.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

                                                  1997               1996            1995
                                                  ----               ----            ----
                                                               (In thousands)
PROVISION (BENEFIT) FOR INCOME TAXES:

    Current federal                              $4,705           $4,290            $3,179
    Current state and local                         579              574               205
    Deferred                                        (74)            (129)               85
                                                 ------           ------            ------
                                                 $5,210           $4,735            $3,469
                                                 ======           ======            ======

RECONCILIATION TO FEDERAL STATUTORY RATE:

   Federal statutory tax rate                      34.3%            34.2%             34.0%
   State and local taxes                            2.7              2.9               1.4
   Goodwill and other                                --              (.7)               .6
                                                   ----             ----              ----
   Effective tax rate                              37.0%            36.4%             36.0%
                                                   ====             ====              ====

The components of deferred income tax assets and liabilities at June 30, 1997 and 1996 are as follows:

                                                        1997               1996
                                                        ----               ----
                                                            (In thousands)
CURRENT ASSETS (LIABILITIES):

     Reserves against current assets                    $  267            $  385
     Prepaid expenses                                     (101)             (164)
     Accrued expenses                                      593               663
                                                        ------            ------
Deferred income tax asset included in Other Current
     Assets on the Consolidated Balance Sheets          $  759            $  884
                                                        ======            ======

NONCURRENT (ASSETS) LIABILITIES:

     Depreciation                                       $1,595            $1,654
     Goodwill and acquisition costs                       (154)               --
     Deferred compensation                                (143)               --
                                                        ------            ------
                                                        $1,298            $1,654
                                                        ======            ======

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

The Company's settlement discussions with the IRS Appeals Division relating to the proposed audit assessment were concluded in December 1995. An agreement was reached that re-characterized a portion of the 1992 loss associated with discontinued European operations as a long-term capital loss. The agreement resulted in payment of $1.7 million (composed of taxes and interest), and in a fiscal 1996 charge to discontinued operations of $1.5 million to increase the Company's reserve for remaining liabilities associated with the discontinued operations.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

       (In thousands)

                                        1997               1996            1995
                                        ----               ----            ----
Cash payments:
       Interest                       $   109          $   924           $   438
       Income taxes                   $ 4,786          $ 5,588           $ 5,831

Non-cash investing and financing activities:
       Common shares issued for acquisition                     $ 6,000       $       --        $       --

Details of acquisition:
       Working capital, less cash                               $ 2,377       $       --        $       --
       Property, plant & equipment                                7,245               --                --
       Other assets, net                                            232               --                --
       Excess of purchase price paid over estimated
            net assets of acquired business                      11,785               --                --
                                                                -------       ----------        ----------
                                                                 21,639               --                --
       less common shares issued                                 (6,000)              --                --
                                                                -------       ----------        ----------
            Cash paid for acquisition                           $15,639       $       --        $       --
                                                                =======       ==========        ==========

NOTE 11 - ACQUISITION

On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley to be first included in the Company's fiscal 1998 financial statements. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs. The purchase price exceeded the estimated fair value of net assets acquired by $11.8 million, which is recorded as goodwill and is being amortized over forty years. The allocation was based on preliminary estimates and may be revised at a later date pending the completion of certain appraisals and other analysis.

The following unaudited pro forma consolidated results give effect to the above acquisition as though it had been acquired at the beginning of each period presented. The pro forma information has been presented for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

                                                              1997                  1996
                                                              ----                  ----
(In thousands except earnings per share;
     unaudited)
         Net Sales                                          $159,082               $167,034
         Income from Continuing Operations                  $  8,901               $  8,577
         Net Income                                         $  8,901               $  7,077
         Earnings per Share
              Continuing Operations                         $    .92               $    .96
              Total                                         $    .92               $    .79

NOTE 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                             Quarter Ended
                                         -----------------------------------------------------        Fiscal
                                         Sept. 30        Dec. 31       March 31        June 30         Year
                                         --------        -------       --------        -------         ----
1997
     Net sales                            $36,885        $37,539        $30,836        $39,482        $144,742
     Gross profit                          12,140         13,258         10,013         13,131          48,542
     Net income                             2,136          2,718          1,269          2,749           8,872

Earnings per share                        $   .23        $   .30        $   .14        $   .30        $    .97

Range of share prices
     High                                 $ 17.75        $ 16.50        $ 14.00        $ 15.25        $  17.75
     Low                                  $ 13.88        $ 10.00        $ 12.00        $ 10.50        $  10.00

1996
     Net sales                            $35,882        $45,561        $33,495        $37,795        $152,733
     Gross profit                          11,942         13,824         10,001         12,745          48,512
     Income from continuing
       operations                           2,194          2,693            948          2,435           8,270
     Net income                             2,194          1,193            948          2,435           6,770

Earnings per share
     Income from continuing
       operations                         $   .28        $   .34        $   .11        $   .26        $    .98(a)
     Net income                           $   .28        $   .15        $   .11        $   .26        $    .80

Range of share prices
     High                                 $ 15.50        $ 19.63        $ 18.25        $ 19.75        $  19.75
     Low                                  $ 12.17        $ 14.25        $ 13.50        $ 16.75        $  12.17

 (a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 26, 1997, there were 471 shareholders of record. The Company believes this represents approximately 2,800 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:

                                             1997              1996             1995              1994             1993
                                             ----              ----             ----              ----             ----
Net sales                                  $144,742          $152,733         $119,927           $93,535          $72,563
Cost of products sold                        96,200           104,221           80,156            62,430           49,789
Operating expenses                           34,833            35,101           29,509            23,965           20,156
                                            -------          --------          -------           -------          -------
     Operating income                        13,709            13,411           10,262             7,140            2,618
Interest (income)                              (528)             (154)             (39)              (25)              (5)
Interest expense                                 41               498              498               226              508
Other (income) expense                          114                62              160               290             (481)
                                            -------          --------          -------           -------          -------
Income from continuing opera-
     tions before income taxes               14,082            13,005            9,643             6,651            2,596
Income taxes                                  5,210             4,735            3,469             2,461              927
                                            -------          --------          -------           -------          -------
Income from continuing
     operations                            $  8,872         $   8,270        $   6,174           $ 4,190          $ 1,669
                                           ========         =========        =========           =======          =======
Net income                                 $  8,872         $   6,770        $   6,174           $ 4,190          $ 1,669
                                           ========         =========        =========           =======          =======
Per share data
     Income from continuing
         operations                        $    .97         $     .98        $     .79           $   .55          $   .23
     Net income                            $    .97         $     .80        $     .79           $   .55          $   .23
     Cash dividends                        $    .23         $     .21        $     .15           $   .03          $   .03

Average number of
     shares outstanding (a)                   9,188             8,456            7,802             7,656            7,385

BALANCE SHEET DATA:
     (At June 30)                            1997              1996             1995              1994             1993
                                             ----              ----             ----              ----             ----
Working capital                            $ 30,192          $ 36,146         $ 17,788           $11,223          $10,268
Total assets                                 95,189            79,496           62,553            46,287           38,051
Long-term debt,
     including current
     maturities                               1,382             1,562            8,099             3,600            3,957

Shareholders' equity                         67,968            54,737           29,453            23,981           19,655


 (a) Average shares outstanding represents common shares outstanding plus the dilutive impact of common share equivalents (stock options).

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

       COLUMN A                                  COLUMN B                COLUMN C              COLUMN D            COLUMN E
       --------                                  --------                --------              --------            --------
                                                                         Additions
                                                  Balance               Charged to                                  Balance
                                                 Beginning               Costs and               (A)                End of
Description                                      of Period               Expenses             Deductions            Period
-----------                                      ---------               --------             ----------            ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year Ended June 30, 1997                      $358                    $ 11 (B)             $  32                $401
     Year Ended June 30, 1996                      $242                    $328                 $(212)               $358
     Year Ended June 30, 1995                      $265                    $103                 $(126)               $242


INVENTORY OBSOLESCENCE RESERVES:

     Year Ended June 30, 1997                      $694                    $525 (C)             $(668)               $551
     Year Ended June 30, 1996                      $453                    $892                 $(651)               $694
     Year Ended June 30, 1995                      $306                    $302                 $(155)               $453


(A) For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.

(B) Includes $50 resulting from net assets purchased on June 30, 1997.

(C) Includes $100 resulting from net assets purchased on June 30, 1997.

                              LSI INDUSTRIES INC.

                                   Form 10-K

                                 June 30, 1997

                               INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit
------                            ----------------------
     11               Statement Re Computation of Earnings Per Share

     22               Subsidiaries of the Registrant

     23               Consent of Independent Public Accountants (2)

     24               Powers of Attorney (4)

     27               Financial Data Schedule