Form 10-Q
period 1997-09-30
LSI INDUSTRIES INC
filed 1997-11-06
CIK 763532

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


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

YES    X                 NO
   ---------                ---------

Common Shares, no par value.  Shares Outstanding at October 30, 1997:  9,574,646

                              LSI INDUSTRIES INC.
                              -------------------
                                   FORM 10-Q
                                   ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                    ----------------------------------------

                                     INDEX
                                     -----

                                                                      Begins on
                                                                         Page
                                                                         ----

PART I.  Financial Information

    ITEM 1.    Financial Statements

               Consolidated Income Statements.........................     3
               Consolidated Balance Sheets............................     4
               Consolidated Statements of Cash Flows..................     5

               Notes to Financial Statements..........................     6

    ITEM 2.    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations........................................     8

PART II.  Other Information

    ITEM 6.    Exhibits and Reports on Form 8-K.......................    10

Signatures     .......................................................    10

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                     September 30
                                                              --------------------------
                                                              1997                  1996
                                                              ----                  ----

 (In thousands, except per
   share amounts)

Net sales                                                  $43,957               $36,885

Cost of products sold                                       28,438                24,745
                                                           -------               -------

       Gross profit                                         15,519                12,140

Selling and administrative expenses                         10,729                 8,805
                                                           -------               -------

       Operating income                                      4,790                 3,335

Interest expense                                                26                    30

Interest (income)                                              (11)                 (127)

Other expense                                                   15                    14
                                                           -------               -------

       Income before income taxes                            4,760                 3,418

Income tax expense                                           1,785                 1,282
                                                           -------               -------

       Net income                                          $ 2,975               $ 2,136
                                                           =======               =======


Net income per common share                                $   .31               $   .23
                                                           =======               =======


Weighted average shares outstanding                          9,683                 9,240
                                                           =======               =======



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands, except share amounts)                    September 30,           June 30,
                                                            1997                  1997
                                                        ------------            ---------

ASSETS
------
Current Assets
     Cash and cash equivalents                            $ 2,763                 $ 2,612
     Accounts receivable                                   28,706                  27,412
     Inventories                                           24,936                  23,058
     Other current assets                                   1,850                   1,770
                                                          -------                 -------

         Total current assets                              58,255                  54,852

Property, plant and equipment, net                         27,148                  27,145

Goodwill and other assets                                  13,136                  13,192
                                                          -------                 -------

                                                          $98,539                 $95,189
                                                          =======                 =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Notes payable to bank                                $   462                 $    --
     Current maturities of long-term debt                     188                     187
     Accounts payable                                      11,613                  12,337
     Accrued expenses                                      13,709                  12,136
                                                          -------                 -------

         Total current liabilities                         25,972                  24,660

Long-Term Debt                                              1,165                   1,195

Other Long-Term Liabilities                                 1,421                   1,366

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued              --                      --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,538,563 and 9,499,231
            shares, respectively                           34,509                  34,516
     Retained earnings                                     35,472                  33,452
                                                          -------                 -------

         Total shareholders' equity                        69,981                  67,968
                                                          -------                 -------

                                                          $98,539                 $95,189
                                                          =======                 =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

(In thousands)                                                             Three Months Ended
                                                                               September 30
                                                                               ------------
                                                                        1997                  1996
                                                                        ----                  ----
Cash Flows from Operating Activities
     Net income                                                       $ 2,975               $ 2,136
     Non-cash items included in income
           Depreciation and amortization                                  980                   710
           Deferred income taxes                                           30                    30
           (Gain) loss on disposition of fixed assets                      15                     4

     Changes in operating assets and liabilities
           Accounts receivable                                         (1,294)               (1,613)
           Inventories                                                 (1,878)                1,761
           Accounts payable and other                                     766                  (811)

     Change in liability for discontinued operations                       (4)                   --
                                                                      -------               -------

           Net cash flows from operating activities                     1,590                 2,217
                                                                      -------               -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                           (911)                 (608)
     Proceeds from sale of fixed assets                                     1                    --
                                                                      -------               -------

           Net cash flows from investing activities                      (910)                 (608)
                                                                      -------               -------

Cash Flows from Financing Activities
     Increase in notes payable to bank                                    462                   344
     Payment of long-term debt                                            (29)                  (29)
     Cash dividends paid                                                 (955)                 (722)
     Deferred compensation plan                                           (67)                   --
     Proceeds from issuance of common shares                               60                   108
                                                                      -------               -------

           Net cash flows from financing activities                      (529)                 (299)
                                                                      --------              --------

Increase (decrease) in cash and cash equivalents                          151                 1,310

Cash and cash equivalents at beginning of year                          2,612                11,138
                                                                      -------               -------

Cash and cash equivalents at end of period                            $ 2,763               $12,448
                                                                      =======               =======

Supplemental Cash Flow Information
     Interest paid                                                    $    48               $    39
     Income taxes paid                                                $ 1,243               $    27

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

     The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1997 annual report.

NOTE 2:  RECENT PRONOUNCEMENTS

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

NOTE 3:  NET INCOME PER COMMON SHARE

     The computation of net income per common share is based on the weighted average common shares outstanding for the period, including common share equivalents. Common share equivalents include the dilutive effect of stock options and common shares to be issued under a deferred compensation plan of 188,000 and 245,000 shares, respectively, for the three month periods ended September 30, 1997 and 1996.

NOTE 4:  INVENTORIES

     Inventories consist of the following (in thousands):

                                              September 30, 1997      June 30, 1997
                                              ------------------      -------------

                  Raw Materials                   $11,169                $10,272

                  Work-in-Process and
                    Finished Goods                 13,767                 12,786
                                                  -------                -------

                                                  $24,936                $23,058
                                                  =======                =======

NOTE 5:  CASH DIVIDENDS

     The Company paid cash dividends (including special year-end dividends) of $955,000 and $722,000 in the three month periods ended September 30, 1997 and 1996, respectively. In October, 1997, the Company's Board of Directors declared a $.0625 per share regular quarterly cash dividend ($596,000) payable on November 18, 1997 to shareholders of record November 10, 1997.

NOTE 6:  SHAREHOLDERS' EQUITY

     The Company has a non-qualified Deferred Compensation Plan and a certain portion of the Plan investments are in common shares of the Company. As of September 30, 1997 a total of 32,854 common shares at a cost of $416,000 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 7:  SALES TO MAJOR CUSTOMERS

     The Company's sales in its Image Group (see discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations) to a major customer, Chevron U.S.A., represented 11% of consolidated net sales in both of the three month periods ended September 30, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)
                                                  Three Months Ended
                                                     September 30
                                               ----------------------
                                               1997              1996
                                               ----              ----

     Image Group                             $31,799          $24,933
     Commercial / Industrial
       Lighting Group                         12,158           11,952
                                             -------          -------
                                             $43,957          $36,885
                                             =======          =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales of $43,957,000 in the first quarter of 1998 increased 19% over first quarter net sales last year of $36,885,000. Quarterly results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997. Image Group net sales increased 28% and Commercial / Industrial Lighting Group net sales increased 2% during fiscal 1998. The increase in Image Group sales is attributed to strong sales growth in the petroleum / convenience store market, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Sales in the Image Group to the petroleum / convenience store market represented 46% and 47% of net sales in the first quarters of fiscal 1998 and fiscal 1997, respectively. The Company has one customer, Chevron U.S.A., which accounted for 11% of net sales (reported in the Image segment) in the first quarter of both fiscal 1998 and fiscal 1997. The Company believes that it continues to maintain a good business relationship with this customer; however, the level of total sales is never assured in the future. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $15,519,000 increased 28% over last year's gross profit of $12,140,000, and increased as a percentage of net sales to 35.3% in the first quarter of fiscal year 1998 as compared to 32.9% in the same period last year. The increase in gross profit is due primarily to the 19% increase in net sales, to changes in lighting product mix to higher margin products, and to improved manufacturing operating efficiencies in the Company's lighting business. Increased volume and favorable customer program mix in the Company's graphics operations also contributed to the increased gross profit. Selling and administrative expenses increased to $10,729,000 from $8,805,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses were 24.4% in the first quarter of fiscal 1998 as compared to 23.9% in the same period last year.

         The Company reported net interest expense of $15,000 in the first quarter of fiscal 1998 as compared to net interest income of $97,000 in the first quarter of fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the quarter. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate was 37.5% in the first quarter of both fiscal 1998 and 1997.

         Net income of $2,975,000 increased 39% over $2,136,000 in the first quarter of fiscal 1997. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, reduced interest income, and increased income taxes. Per share earnings in the first quarter of fiscal 1998 of $.31 compares to $.23 per share in the same period in fiscal 1997. The weighted average common shares outstanding increased 5% in 1998 to 9,683,000 shares from 9,240,000 shares in 1997 primarily as a result the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 2 to these financial statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997 the Company had working capital of $32.3 million, compared to $30.2 million at June 30, 1997. The ratio of current assets to current liabilities increased to 2.24 to 1 from 2.22 to 1. The increased working capital is primarily attributed to increased inventories and accounts receivable, and reduced accounts payable, partially offset by increased accrued expenses and notes payable to bank.

         The Company generated $1.6 million of cash from operating activities in the first three months of fiscal 1998 as compared to $2.2 million of cash generated in the same period last year. The Company generated less cash in the first three months of fiscal 1998 primarily due to significant inventory increases in fiscal 1998 as compared to a significant decrease in fiscal 1997. This decreased cash flow was partially offset by increased net income, and increased depreciation and amortization expenses, as well as by reductions in accounts payable and other accrued expenses in fiscal 1998 as compared to net increases in fiscal 1997. As of September 30, 1997, the Company's days sales outstanding were at approximately 59 days as compared to 64 days at June 30, 1997.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $20 million, all of which was available as of October 28, 1997. The Company believes that the total available lines of credit plus cash flows from operating activities is adequate for the Company's anticipated 1998-1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $.9 million in the first three months of fiscal 1998 compare to $.6 million in the same period last year. Expenditures in fiscal year 1998 are primarily related to tooling for new products and to expansion of certain of the Company's graphics operations. Capital expenditures totaling approximately $5 million are planned for fiscal year 1998.

         In October 1997, the Board of Directors declared a regular quarterly cash dividend of $.0625 per share ($596,000) to be paid November 18, 1997 to shareholders of record on November 10, 1997.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a)    Exhibits

               11       Statement Re Computation of Earnings Per Share

               27       Financial Data Schedule

         (b)   Reports on Form 8-K

                        One Form 8-K was filed on July 14, 1997 to report completion of the acquisition of substantially all of the assets of Grady, McCauley Incorporated effective June 30, 1997.

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

                                LSI Industries Inc.
                                -------------------



                       BY:      /s/  Robert J. Ready
                                -------------------------------------------
                                Robert J. Ready
                                President and Chief Executive Officer
                                (Principal Executive Officer)



                       BY:      /s/  Ronald S. Stowell
                               --------------------------------------------
                               Ronald S. Stowell
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

November 3, 1997