Form 10-Q
period 1997-12-31
LSI INDUSTRIES INC
filed 1998-02-13
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

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

Common Shares, no par value. Shares outstanding at January 30, 1998: 9,577,976

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                     ---------------------------------------

                                      INDEX
                                      -----

                                                                                          Begins on
                                                                                             Page
                                                                                             ----

PART I.  Financial Information

       ITEM 1.        Financial Statements
                      --------------------

                      Consolidated Income Statements....................................      3
                      Consolidated Balance Sheets.......................................      4
                      Consolidated Statements of Cash Flows.............................      5

                      Notes to Financial Statements.....................................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...................................................      9

PART II.  Other Information

       ITEM 4.        Submission of Matters to a Vote of Securityholders................     12

       ITEM 6.        Exhibits and Reports on Form 8-K..................................     13

Signatures            ..................................................................     13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                      Three Months Ended               Six Months Ended
                                                         December 31                     December 31
                                                   -----------------------             ----------------
(in thousands, except per                             1997           1996              1997          1996
 share data; unaudited)                             --------       --------          --------     --------


Net sales                                            $47,754        $37,539           $91,711      $74,424

Cost of products sold                                 30,634         24,281            59,072       49,026
                                                    --------       --------          --------     --------

     Gross profit                                     17,120         13,258            32,639       25,398

Selling and administrative expenses                   11,253          9,022            21,982       17,827
                                                    --------       --------          --------     --------

     Operating income                                  5,867          4,236            10,657        7,571

Interest expense                                          26             24                52           54

Interest (income)                                        (21)          (174)              (32)        (301)

Other expense                                              5             12                20           26
                                                    --------       --------          --------     --------

     Income before income taxes                        5,857          4,374            10,617        7,792

Income tax expense                                     2,177          1,656             3,962        2,938
                                                    --------       --------          --------     --------

     Net income                                     $  3,680       $  2,718          $  6,655     $  4,854
                                                    ========       ========          ========     ========


Earnings per common share

     Basic                                         $     .39      $     .30         $     .70    $     .54
                                                   =========      =========         =========    =========

     Diluted                                       $     .38      $     .30         $     .68    $     .53
                                                   =========      =========         =========    =========



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                           December 31,              June 30,
                                                                   1997                    1997
                                                                  -------                 -------
ASSETS
------

Current Assets
     Cash and cash equivalents                                   $  2,630                $  2,612
     Accounts receivable                                           29,300                  27,412
     Inventories                                                   25,680                  23,058
     Other current assets                                           1,737                   1,770
                                                                  -------                 -------

         Total current assets                                      59,347                  54,852

Property, plant and equipment, net                                 27,596                  27,145

Goodwill and other assets                                          12,999                  13,192
                                                                  -------                 -------

                                                                  $99,942                 $95,189
                                                                  =======                 =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Current maturities of long-term debt                       $     189               $     187
     Accounts payable                                              10,242                  12,337
     Accrued expenses                                              13,802                  12,136
                                                                  -------                 -------

         Total current liabilities                                 24,233                  24,660

Long-Term Debt                                                      1,133                   1,195

Other Long-Term Liabilities                                         1,465                   1,366

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued                      --                      --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,545,804 and 9,499,231
            shares, respectively                                   34,555                  34,516
     Retained earnings                                             38,556                  33,452
                                                                  -------                 -------

         Total shareholders' equity                                73,111                  67,968
                                                                  -------                 -------

                                                                  $99,942                 $95,189
                                                                  =======                 =======


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                              Six Months Ended
                                                                               December 31
                                                                      ----------------------------
                                                                        1997                  1996
                                                                        ----                  ----
Cash Flows from Operating Activities
     Net income                                                       $ 6,655               $ 4,854
     Non-cash items included in income
           Depreciation and amortization                                1,977                 1,460
           Deferred income taxes                                           60                    60
           Loss on disposition of fixed assets                             20                     6

     Changes in operating assets and liabilities
           Accounts receivable                                         (1,888)                  331
           Inventories                                                 (2,622)                  233
           Accounts payable and other                                    (314)               (3,357)

     Change in liability for discontinued operations                       (7)                   --
                                                                      -------               -------

           Net cash flows from operating activities                     3,881                 3,587
                                                                      -------               -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                         (2,292)               (1,373)
     Proceeds from sale of fixed assets                                    11                    --
                                                                      -------               -------

           Net cash flows from investing activities                    (2,281)               (1,373)
                                                                      -------               -------

Cash Flows from Financing Activities
     Payment of long-term debt                                            (60)                  (59)
     Cash dividends paid                                               (1,551)               (1,173)
     Deferred compensation plan                                           (57)                   55
     Proceeds from issuance of common shares                               86                   142
                                                                      -------               -------

           Net cash flows from financing activities                    (1,582)               (1,035)
                                                                      -------               -------

Increase in cash and cash equivalents                                      18                 1,179

Cash and cash equivalents at beginning of year                          2,612                11,138
                                                                      -------               -------

Cash and cash equivalents at end of period                            $ 2,630               $12,317
                                                                      =======               =======

Supplemental Cash Flow Information
     Interest paid                                                    $    60               $    53
     Income taxes paid                                                $ 3,626               $ 3,308

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 1997, and the results of its operations and its cash flows for the periods ended December 31, 1997 and 1996. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1997 annual report.

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

NOTE 3:  EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which requires the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic and dilutive earnings per share computations. The Company adopted SFAS No. 128 effective with the second quarter of fiscal year 1998. All prior period earnings per share have been restated for the new disclosure.

         The following data present the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                Three Months Ended       Six Months Ended
                                                    December 31             December 31
                                                ------------------       ----------------
                                                 1997        1996        1997        1996
                                                 ----        ----        ----        ----

BASIC EARNINGS PER SHARE
------------------------

     Net Income                                 $3,680      $2,718      $6,655      $4,854
                                                ======      ======      ======      ======

     Weighted Average Shares Outstanding
         Weighted average shares
         outstanding during the period,
         net of treasury shares                  9,542       9,017       9,533       9,006
                                                ======      ======      ======      ======

     Basic Earnings per Share                   $  .39      $  .30      $  .70      $  .54
                                                ======      ======      ======      ======

DILUTED EARNINGS PER SHARE
--------------------------

     Net Income                                 $3,680      $2,718      $6,655      $4,854
                                                ======      ======      ======      ======

     Weighted Average Shares Outstanding
         Weighted average shares
         outstanding during the period,
         net of treasury shares                  9,542       9,017       9,533       9,006

         Effect of Dilutive Securities:
              Common Shares to be issued
              under stock option plans and
              a deferred compensation plan         222         149         202         204
                                                ------      ------      ------      ------

           Average Shares Outstanding            9,764       9,166       9,735       9,210
                                                ======      ======      ======      ======

     Diluted Earnings per Share                 $  .38      $  .30      $  .68      $  .53
         [see (A) and (B) below]                ======      ======      ======      ======

     (A) Calculated using the "Treasury Stock" method as if options were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 500 common shares and 311,141 common shares during the quarters ended December 31, 1997 and 1996, respectively, and 14,716 common shares and 16,452 common shares during the six month periods ended December 31, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4:  INVENTORIES

         Inventories consist of the following (in thousands):

                                           December 31, 1997      June 30, 1997
                                           -----------------      -------------

                  Raw Materials                $12,026               $10,272

                  Work-in-Process and
                    Finished Goods              13,654                12,786
                                               -------               -------

                                               $25,680               $23,058
                                               =======               =======

NOTE 5:  CASH DIVIDENDS

         The Company paid cash dividends of $1,551,000 and $1,173,000 in the six month periods ended December 31, 1997 and 1996, respectively. In January, 1998, the Company's Board of Directors declared a $.0625 per share regular quarterly cash dividend ($597,000) payable on February 17, 1998 to shareholders of record February 10, 1998.

NOTE 6:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan and a certain portion of the Plan investments are in common shares of the Company. As of December 31, 1997 a total of 32,053 common shares at a cost of $424,000 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 7:  SUBSEQUENT EVENT

         The Company acquired the outstanding common stock of Marcole Industries, Inc. on February 6, 1998 as well as the building and real estate in Manchester, Tennessee from which Marcole will continue to operate. Total purchase price was approximately $900,000, which includes 12,000 common shares of LSI Industries. The new subsidiary, LSI Marcole Inc., is a manufacturer of electrical wire harnesses for the appliance and white goods industry. The acquisition will be accounted for as a purchase, effective on the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                  Three Months Ended                Six Months Ended
                                       December 31                     December 31
                                ------------------------        -----------------------
                                 1997             1996            1997            1996
                                 ----             ----            ----            ----


Image Group                     $35,034         $26,203         $66,833         $51,136
Commercial/Industrial
  Lighting Group                 12,720          11,336          24,878          23,288
                                -------         -------         -------         -------

                                $47,754         $37,539         $91,711         $74,424
                                =======         =======         =======         =======



RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

         Net sales of $47,754,000 in the second quarter of 1998 increased 27% over second quarter net sales last year of $37,539,000. Quarterly results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997. Image Group net sales increased 34% and Commercial/Industrial Lighting Group net sales increased 12% in the fiscal 1998 second quarter as compared to the prior year. The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly graphics, and quick service restaurant, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Net sales of the Image Group to the petroleum/convenience store market represented 47% and 49% of net sales in the second quarters of fiscal 1998 and fiscal 1997, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $17,120,000 increased 29% over last year's gross profit of $13,258,000, and increased as a percentage of net sales to 35.9% in the second quarter of fiscal year 1998 as compared to 35.3% in the same period last year. The increase in gross profit is due primarily to the 27% increase in net sales, to changes in lighting product mix to higher margin products, and to improved manufacturing operating efficiencies in the Company's lighting business. The Company's graphics operations reported an improved aggregate gross profit percentage with interior retail graphics achieving a higher gross margin and the exterior graphics reporting a less favorable program mix. Selling and administrative expenses increased to $11,253,000 from $9,022,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses were at 23.6% in the second quarter of fiscal 1998 as compared to 24.0% in the same period last year.

         The Company reported net interest expense of $5,000 in the second quarter of fiscal 1998 as compared to net interest income of $150,000 in the second quarter of fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the quarter. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate was 37.2% in the second quarter of fiscal 1998 as compared to 37.9% in the second quarter of fiscal 1997.

         Net income of $3,680,000 increased 35% over $2,718,000 in the second quarter of fiscal 1997. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, increased income taxes, and from the reporting of net interest income in fiscal 1997 as compared to net interest expense in fiscal 1998. Diluted earnings per share in the second quarter of fiscal 1998 of $.38 compares to $.30 per share in the same period in fiscal 1997. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 7% in 1998 to 9,765,000 shares from 9,149,000 shares in 1997 primarily as a result of the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and/or disclosures. See Note 2 to these financial statements for additional discussion.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

         Net sales of $91,711,000 in the first half of 1998 increased 23% over first half net sales last year of $74,424,000. Results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997. Image Group net sales increased 31% and Commercial/Industrial Lighting Group net sales increased 7% in the fiscal 1998 first half as compared to the prior year. The increase in Image Group sales is attributed to growth in graphics, petroleum lighting, and quick service restaurant, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Net sales of the Image Group to the petroleum/convenience store market represented 47% and 48% of net sales in the first half of fiscal 1998 and fiscal 1997, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $32,639,000 increased 29% over last year's gross profit of $25,398,000, and increased as a percentage of net sales to 35.6% in the first half of fiscal year 1998 as compared to 34.1% in the same period last year. The increase in gross profit is due primarily to the 23% increase in net sales, to changes in lighting product mix to higher margin products, and to improved manufacturing operating efficiencies in the Company's lighting business. The Company's graphics operations reported improved gross profit percentage with increased sales volume and the addition of Grady McCauley. Selling and administrative expenses increased to $21,982,000 from $17,827,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses remained at 24.0%.

         The Company reported net interest expense of $20,000 in the first half of fiscal 1998 as compared to net interest income of $247,000 in the first half of fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the first half of fiscal 1998. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate was 37.3% in the first half of fiscal 1998 as compared to 37.7% in the first half of fiscal 1997.

         Net income of $6,655,000 increased 37% over $4,854,000 in the first half of fiscal 1997. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, increased income taxes, and from the reporting of net interest income in fiscal 1997 as compared to net interest expense in 1998. Diluted earnings per share in the first half of fiscal 1998 of $.68 compares to $.53 per share in the same period in fiscal 1997. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 6% in 1998 to 9,732,000 shares from 9,193,000 shares in 1997 primarily as a result of the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and/or disclosures. See Note 2 to these financial statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997 the Company had working capital of $35.1 million, compared to $30.2 million at June 30, 1997. The ratio of current assets to current liabilities increased to 2.45 to 1 from 2.22 to 1. The increased working capital is primarily attributed to increased inventories and accounts receivable, and reduced accounts payable, partially offset by increased accrued expenses.

         The Company generated $3.9 million of cash from operating activities in the first six months of fiscal 1998 as compared to $3.6 million of cash generated in the same period last year. The Company generated more cash in the first six months of fiscal 1998 primarily due to increased net income and increased depreciation and amortization expenses. Additionally, significant increases in accounts receivable and inventories in fiscal 1998 compared to modest reductions in fiscal 1997, and a significantly larger fiscal 1997 decrease in accounts payable and accrued expenses contributed to the change between years in net cash flows from operating activities. As of December 31, 1997, the Company's days sales outstanding were at approximately 62 days as compared to 64 days at June 30, 1997.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $20 million, all of which was available as of February 2, 1998. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1998-1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $2.3 million in the first six months of fiscal 1998 compare to $1.4 million in the same period last year. Spending in fiscal year 1998 is primarily related to tooling for new products and to expansion of certain of the Company's graphics operations. Capital expenditures totaling approximately $5 million are planned for fiscal 1998.

         In January 1998, the Board of Directors declared a regular quarterly cash dividend of $.0625 per share ($597,000) to be paid February 17, 1998 to shareholders of record on February 10, 1998.

         The Company has completed preliminary reviews of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. The review is also extending to major suppliers and customers. The Company currently does not anticipate material costs to be incurred to detect, modify, or replace any affected systems. The Company anticipates completion of this process prior to June 30, 1999.

         The Company acquired the outstanding common stock of Marcole Industries, Inc. on February 6, 1998 as well as the building and real estate in Manchester, Tennessee from which Marcole will continue to operate. Total purchase price was approximately $900,000, which includes 12,000 common shares of LSI Industries. The new subsidiary, LSI Marcole Inc., is a manufacturer of electrical wire harnesses for the appliance and white goods industry. The acquisition will be accounted for as a purchase, effective on the date of acquisition.

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


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
-------  --------------------------------------------------

         At the Company's Annual Meeting of Shareholders held November 13, 1997, the following actions were taken by shareholders:

         4.1 All persons nominated as Class A Directors were elected with the votes for each person being:

     ----------------------------- ---------------------- ------------------------ ------------------
                                                             Shares - Withheld          Shares
                 Name                   Shares For               Authority             Abstained
     ----------------------------- ---------------------- ------------------------ ------------------
     Michael J. Burke                    8,648,012                16,709                  N/A
     ----------------------------- ---------------------- ------------------------ ------------------
     Robert J. Ready                     8,648,602                16,119                  N/A
     ----------------------------- ---------------------- ------------------------ ------------------
     John N. Taylor, Jr.                 8,648,312                16,409                  N/A
     ----------------------------- ---------------------- ------------------------ ------------------

         4.2 Amendment of the LSI Industries Inc. 1995 Stock Option Plan:

------------------ --------------------- ------------------------ -------------------------
   Shares For         Shares Against        Shares Abstained          Broker Non-Votes
------------------ --------------------- ------------------------ -------------------------
    7,268,846           1,346,590                49,285                     N/A
------------------ --------------------- ------------------------ -------------------------

         4.3 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1998 was ratified by the following vote:

------------------ --------------------- ------------------------ -------------------------
   Shares For         Shares Against        Shares Abstained          Broker Non-Votes
------------------ --------------------- ------------------------ -------------------------
    8,642,739             10,354                 11,628                     N/A
------------------ --------------------- ------------------------ -------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a)       Exhibits

                  11       Statement Re Computation of Earnings Per Share

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter for which this Report is filed.

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

                               LSI Industries Inc.
                               -------------------



                                 BY:   /s/ Robert J. Ready
                                       -----------------------------------------
                                       Robert J. Ready
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                 BY:   /s/ Ronald S. Stowell
                                       -----------------------------------------
                                       Ronald S. Stowell
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal Financial and
                                       Accounting Officer)



February 9, 1998