Form 10-Q
period 1998-03-31
LSI INDUSTRIES INC
filed 1998-05-06
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

YES     X     NO
      -----      -----

Common Shares, no par value.  Shares outstanding at April 30, 1998:  9,605,037

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                      FOR THE QUARTER ENDED MARCH 31, 1998
                      ------------------------------------

                                      INDEX
                                      -----

                                                                          Begins on
                                                                             Page
                                                                             ----

PART I.  Financial Information


       ITEM 1.        Financial Statements
                      --------------------

                      Consolidated Income Statements....................      3
                      Consolidated Balance Sheets.......................      4
                      Consolidated Statements of Cash Flows.............      5

                      Notes to Financial Statements.....................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...................................      9

PART II.  Other Information

       ITEM 2.        Change in Securities..............................     12

       ITEM 6.        Exhibits and Reports on Form 8-K..................     12

Signatures            ..................................................     13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                             Three Months Ended              Nine Months Ended
                                                  March 31                        March 31
                                         -------------------------       -------------------------
(in thousands, except per                   1998            1997            1998            1997
 share data; unaudited)                  ---------       ---------       ---------       ---------

Net sales                                $  43,386       $  30,836       $ 135,097       $ 105,260

Cost of products sold                       29,669          20,823          88,741          69,849
                                         ---------       ---------       ---------       ---------

     Gross profit                           13,717          10,013          46,356          35,411

Selling and administrative expenses         10,579           7,996          32,561          25,823
                                         ---------       ---------       ---------       ---------

     Operating income                        3,138           2,017          13,795           9,588

Interest expense                                34              31              86              85

Interest (income)                              (40)           (125)            (72)           (426)

Other expense                                   46              64              66              90
                                         ---------       ---------       ---------       ---------

     Income before income taxes              3,098           2,047          13,715           9,839

Income tax expense                           1,181             778           5,143           3,716
                                         ---------       ---------       ---------       ---------

     Net income                          $   1,917       $   1,269       $   8,572       $   6,123
                                         =========       =========       =========       =========


Earnings per common share

     Basic                               $     .20       $     .14       $     .90       $     .68
                                         =========       =========       =========       =========

     Diluted                             $     .20       $     .14       $     .88       $     .67
                                         =========       =========       =========       =========



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                   March 31,     June 30,
                                                         1998          1997
                                                       ---------     --------
ASSETS
------

Current Assets
     Cash and cash equivalents                         $  3,238      $  2,612
     Accounts receivable                                 28,314        27,412
     Inventories                                         26,371        23,058
     Other current assets                                 1,738         1,770
                                                       --------      --------

         Total current assets                            59,661        54,852

Property, plant and equipment, net                       28,202        27,145

Goodwill and other assets                                13,133        13,192
                                                       --------      --------

                                                       $100,996      $ 95,189
                                                       ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Current maturities of long-term debt              $    190      $    187
     Accounts payable                                    10,762        12,337
     Accrued expenses                                    12,720        12,136
                                                       --------      --------

         Total current liabilities                       23,672        24,660

Long-Term Debt                                            1,036         1,195

Other Long-Term Liabilities                               1,515         1,366

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued            --            --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,570,510 and 9,499,231
            shares, respectively                         34,897        34,516
     Retained earnings                                   39,876        33,452
                                                       --------      --------

         Total shareholders' equity                      74,773        67,968
                                                       --------      --------

                                                       $100,996      $ 95,189
                                                       ========      ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                               Nine Months Ended
                                                                 March 31
                                                          -----------------------
                                                            1998            1997
                                                          --------       --------
Cash Flows from Operating Activities
     Net income                                           $  8,572       $  6,123
     Non-cash items included in income
           Depreciation and amortization                     3,166          2,163
           Deferred income taxes                                90             90
           Loss on disposition of fixed assets                  66             61

     Changes in operating assets and liabilities
           Accounts receivable                                (456)         3,420
           Inventories                                      (2,982)        (1,135)
           Accounts payable and other                       (1,395)        (4,129)

     Change in liability for discontinued operations            (9)            (3)
                                                          --------       --------

           Net cash flows from operating activities          7,052          6,590
                                                          --------       --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment              (3,403)        (1,845)
     Proceeds from sale of fixed assets                         11             --
     Acquisition of business, net of cash received            (712)            --
                                                          --------       --------

           Net cash flows from investing activities         (4,104)        (1,845)
                                                          --------       --------

Cash Flows from Financing Activities
     Increase in notes payable to bank                          --            130
     Payment of long-term debt                                (417)          (149)
     Cash dividends paid                                    (2,148)        (1,624)
     Deferred compensation plan                                 42            (85)
     Proceeds from issuance of common shares                   201            151
                                                          --------       --------

           Net cash flows from financing activities         (2,322)        (1,577)
                                                          --------       --------

Increase in cash and cash equivalents                          626          3,168

Cash and cash equivalents at beginning of year               2,612         11,138
                                                          --------       --------

Cash and cash equivalents at end of period                $  3,238       $ 14,306
                                                          ========       ========

Supplemental Cash Flow Information
     Interest paid                                        $    112       $     94
     Income taxes paid                                    $  6,204       $  3,605

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1997 annual report.

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

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                Three Months Ended      Nine Months Ended
                                                     March 31               March 31
                                                ------------------      -----------------
                                                 1998        1997        1998        1997
                                                ------      ------      ------      ------

BASIC EARNINGS PER SHARE
------------------------

     Net Income                                 $1,917      $1,269      $8,572      $6,123
                                                ======      ======      ======      ======

     Weighted Average Shares Outstanding
         Weighted average shares
         outstanding during the period,
         net of treasury shares                  9,557       9,016       9,541       9,009
                                                ======      ======      ======      ======

     Basic Earnings per Share                   $  .20      $  .14      $  .90      $  .68
                                                ======      ======      ======      ======

DILUTED EARNINGS PER SHARE
--------------------------

     Net Income                                 $1,917      $1,269      $8,572      $6,123
                                                ======      ======      ======      ======

     Weighted Average Shares Outstanding
         Weighted average shares
         outstanding during the period,
         net of treasury shares                  9,557       9,016       9,541       9,009

         Effect of Dilutive Securities:
              Common Shares to be issued
              under stock option plans and
              a deferred compensation plan         255         166         220         194
                                                ------      ------      ------      ------

           Average Shares Outstanding            9,812       9,182       9,761       9,203
                                                ======      ======      ======      ======

     Diluted Earnings per Share                 $  .20      $  .14      $  .88      $  .67
                                                ======      ======      ======      ======
         [see (A) and (B) below]

     (A) Calculated using the "Treasury Stock" method as if options were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 500 common shares and 14,300 common shares during the quarters ended March 31, 1998 and 1997, respectively, and 2,361 common shares and 15,745 common shares during the nine month periods ended March 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4:  INVENTORIES

         Inventories consist of the following (in thousands):


                                                     March 31, 1998    June 30, 1997
                                                     --------------    -------------

                  Raw Materials                        $15,279            $10,272

                  Work-in-Process and
                    Finished Goods                      11,092             12,786
                                                       -------            -------

                                                       $26,371            $23,058
                                                       =======            =======

NOTE 5:  CASH DIVIDENDS

         The Company paid cash dividends of $2,148,000 and $1,624,000 in the nine month periods ended March 31, 1998 and 1997, respectively. In April, 1998, the Company's Board of Directors declared a $.0625 per share regular quarterly cash dividend ($600,000) payable on May 19, 1998 to shareholders of record May 12, 1998.

NOTE 6:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan and a certain portion of the Plan investments are in common shares of the Company. As of March 31, 1998 a total of 32,541 common shares at a cost of $440,100 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 7:  ACQUISITION

         The Company acquired the outstanding common stock of Marcole Industries, Inc. on February 6, 1998 as well as the building and real estate in Manchester, Tennessee from which Marcole will continue to operate. Total purchase price was approximately $912,000, which includes 12,000 common shares (valued at approximately $200,000) of LSI Industries. For financial statement purposes the acquisition was accounted for as a purchase, effective on the date of acquisition. The new subsidiary, LSI Marcole Inc., is a manufacturer of electrical wire harnesses for the appliance and white goods industry. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is being amortized over forty years. The allocation was based on preliminary estimates and may be revised at a later date pending the completion of certain analysis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
              OF OPERATIONS
              -------------

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                               Three Months Ended           Nine Months Ended
                                    March 31                     March 31
                             ----------------------      -----------------------
                                1997         1996          1997           1996
                             --------      --------      --------      --------

Image Group                  $ 32,313      $ 22,461      $ 99,146      $ 73,597
Commercial / Industrial
  Lighting Group               11,073         8,375        35,951        31,663
                             --------      --------      --------      --------

                             $ 43,386      $ 30,836      $135,097      $105,260
                             ========      ========      ========      ========


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

         Net sales of $43,386,000 in the third quarter of 1998 increased 41% over third quarter net sales last year of $30,836,000. Quarterly results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997, and results of the Commercial / Industrial Lighting Group include the operations of the Company's newest subsidiary, LSI Marcole, which was acquired February 6, 1998. Image Group net sales increased 44% and Commercial / Industrial Lighting Group net sales increased 32% in the fiscal 1998 third quarter as compared to the prior year. The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly graphics, petroleum lighting, and quick service restaurant, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Net sales of the Image Group to the petroleum / convenience store market represented 50% and 53% of net sales in the third quarters of fiscal 1998 and fiscal 1997, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $13,717,000 increased 37% over last year's gross profit of $10,013,000, but decreased as a percentage of net sales to 31.6% in the third quarter of fiscal year 1998 as compared to 32.5% in the same period last year. The increase in amount of gross profit is due primarily to the 41% increase in net sales. The decrease in gross profit percentage is related to the net effect of changes in lighting product mix to higher margin products, to improved manufacturing operating efficiencies in the Company's lighting business, to incremental business taken at lower margins, and to reduced margins in the graphics business related to program mix and under-utilized capacity. Selling and administrative expenses increased to $10,579,000 from $7,996,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses were at 24.4% in the third quarter of fiscal 1998 as compared to 25.9% in the same period last year.

         The Company reported net interest income of $6,000 in the third quarter of fiscal 1998 as compared to net interest income of $94,000 in the third quarter of fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the quarter. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate was 38.1% in the third quarter of fiscal 1998 as compared to 38.0% in the third quarter of fiscal 1997.

         Net income of $1,917,000 increased 51% over $1,269,000 in the third quarter of fiscal 1997. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, increased income taxes, and from the reporting of a larger amount of net interest income in fiscal 1997 as compared to 1998. Diluted earnings per share in the third quarter of fiscal 1998 of $.20 compares to $.14 per share in the same period in fiscal 1997. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 7% in 1998 to 9,812,000 shares from 9,182,000 shares in 1997 primarily as a result the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 2 to these financial statements for additional discussion.


NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

         Net sales of $135,097,000 in the first nine months of 1998 increased 28% over net sales of $105,260,000 in the same period last year. Results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997, and results of the Commercial / Industrial Lighting Group include the operations of the Company's newest subsidiary, LSI Marcole, which was acquired February 6, 1998. Image Group net sales increased 35% and Commercial / Industrial Lighting Group net sales increased 14% in the first nine months of fiscal 1998 as compared to the prior year. The increase in Image Group sales is attributed to growth in graphics, petroleum lighting, and quick service restaurant, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Net sales of the Image Group to the petroleum / convenience store market represented 48% and 49% of net sales in the first nine months of fiscal 1998 and fiscal 1997, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $46,356,000 increased 31% over last year's gross profit of $35,411,000, and increased as a percentage of net sales to 34.3% in the first nine months of fiscal year 1998 as compared to 33.6% in the same period last year. The increase in gross profit is due primarily to the 28% increase in net sales, to changes in lighting product mix to higher margin products, and to improved manufacturing operating efficiencies in the Company's lighting business, and to reduced margins in the graphics business related to program mix and under-utilized capacity. The Company's graphics operations reported improved gross profit percentage with increased sales volume and the addition of Grady McCauley. Selling and administrative expenses increased to $32,561,000 from $25,823,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses were at 24.1% in the first nine months of fiscal 1998 as compared to 24.5% in the same period last year.

         The Company reported net interest expense of $14,000 in the first nine months of fiscal 1998 as compared to net interest income of $341,000 in the first nine months of fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the period. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate was 37.5% in the nine months of fiscal 1998 as compared to 37.8% in the same period last year.

         Net income of $8,572,000 in the first nine months of FY 1998 increased 40% over $6,123,000 in the same period last year. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, increased income taxes, and from the reporting of net interest income in fiscal 1997 as compared to net interest expense in 1998. Diluted earnings per share in the first nine months of fiscal 1998 of $.88 compares to $.67 per share in the same period in fiscal 1997. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 6% in 1998 to 9,761,000 shares from 9,203,000 shares in 1997 primarily as a result the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 2 to these financial statements for additional discussion.


LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 1998 the Company had working capital of $36.0 million, compared to $30.2 million at June 30, 1997. The ratio of current assets to current liabilities increased to 2.52 to 1 from 2.22 to 1. The increased working capital is primarily attributed to increased inventories, cash, and accounts receivable, and reduced accounts payable, partially offset by increased accrued expenses.

         The Company generated $7.1 million of cash from operating activities in the first nine months of fiscal 1998 as compared to $6.6 million of cash generated from operating activities in the same period last year. The Company generated more cash in the first nine months of fiscal 1998 primarily due to increased net income, and increased depreciation and amortization expenses. Additionally, significant increases in inventories and accounts receivable in fiscal 1998 compared to either reductions or lesser increases in fiscal 1997, and a significantly larger fiscal 1997 decrease in accounts payable and accrued expenses contributed to the change between years in net cash flows from operating activities. As of March 31, 1998, the Company's days sales outstanding were at approximately 56 days as compared to 64 days at June 30, 1997.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $24 million, all of which was available as of April 30, 1998. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's 1998-1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $3.4 million in the first nine months of fiscal 1998 compare to $1.8 million in the same period last year. Spending in fiscal year 1998 is primarily related to tooling for new products and to expansion of certain of the Company's graphics operations. Capital expenditures totaling approximately $4.5 million are planned for full year fiscal 1998.

         In April 1998, the Board of Directors declared a regular quarterly cash dividend of $.0625 per share ($600,000) to be paid May 19, 1998 to shareholders of record on May 12, 1998.

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

         The Company acquired the outstanding common stock of Marcole Industries, Inc. on February 6, 1998 as well as the building and real estate in Manchester, Tennessee from which Marcole will continue to operate. Total purchase price was approximately $912,000, which includes 12,000 common shares (valued at approximately $200,000) of LSI Industries. For financial statement purposes the acquisition was accounted for as a purchase, effective on the date of acquisition. The new subsidiary, LSI Marcole Inc., is a manufacturer of electrical wire harnesses for the appliance and white goods industry. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is being amortized over forty years. The allocation was based on preliminary estimates and may be revised at a later date pending the completion of certain analysis.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.  CHANGE IN SECURITIES
-----------------------------

         c) During the quarterly period ended March 31, 1998, the Company issued 12,000 Common Shares to one of the owners of a company which was acquired. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4.2 of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a)       Exhibits

                  27       Financial Data Schedule

         b)       Reports on Form 8-K

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

                          LSI Industries Inc.
                          -------------------



                      BY:  /s/  Robert J. Ready
                           -------------------------------------
                           Robert J. Ready
                           President and Chief Executive Officer
                           (Principal Executive Officer)



                      BY:  /s/  Ronald S. Stowell
                           -------------------------------------
                           Ronald S. Stowell
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 5, 1998