Form 10-K405
period 1998-06-30
LSI INDUSTRIES INC
filed 1998-09-11
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------


  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 4, 1998 was approximately $161,623,000, based on a closing price of $18.625. At September 4, 1998, 9,679,647 shares of no par value Common Shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement filed with the Commission for its 1998 annual meeting are incorporated by reference in Part III, as specified.

                               LSI INDUSTRIES INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                -----------------


                                                                                Begins on
                                                                                  Page
                                                                                  ----

                                               PART I

ITEM 1.  BUSINESS ..............................................................    1
ITEM 2.  PROPERTIES ............................................................    2
ITEM 3.  LEGAL PROCEEDINGS .....................................................    3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS .......................................................    3


                                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDERS' MATTERS .................................    3
ITEM 6.  SELECTED FINANCIAL DATA ...............................................    3
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...........................    3
ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............    3
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................    3
ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE ..........................................    4


                                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................    4
ITEM 11. EXECUTIVE COMPENSATION ................................................    4
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT ................................................    4
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................    4


                                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON
                 FORM 8-K ......................................................    4


SIGNATURES .....................................................................    6

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         The Company's two business segments are the Image Group and the Commercial / Industrial Lighting Group. Sales by segment are as follows (in thousands):

                                          1998            1997            1996
                                        --------        --------        --------

         Image Group ...........        $138,886        $101,562        $110,808
         Commercial / Industrial
              Lighting Group ...          50,253          43,180          41,925
                                        --------        --------        --------
         Total .................        $189,139        $144,742        $152,733
                                        ========        ========        ========

         The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems and Grady McCauley. The Commercial / Industrial Lighting Group manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, and Greenlee Lighting, and the Company's most recent acquisition, LSI Marcole. The Company's most significant market is the petroleum / convenience store market with approximately 50% of net sales concentrated in this market. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-13 of this Form 10-K for additional information on business segments.

         On February 6, 1998, the Company acquired the outstanding common shares of Marcole, Inc., a privately owned manufacturer of electrical wiring harnesses primarily for the appliance industry. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Marcole first included in the Company's fiscal 1998 third quarter financial statements. The purchase price was 12,000 common shares of the Company (valued at $200,000) plus $712,000 in cash. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is recorded as goodwill. See Note 12 of Notes to Consolidated Financial Statements beginning on page S-20 of this Form 10-K for additional information on this acquisition.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. One customer, Chevron U.S.A. Inc. accounted for 12% of consolidated net sales in 1996. The Company had a backlog of orders, believed by it to be firm, of $13.9 million and $13.6 million at June 30, 1998 and 1997, respectively. All orders are believed to be shippable within twelve months.

         The Company has approximately 1,100 full-time and 200 temporary employees. The Company has a comprehensive compensation and benefit program for most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

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

         The Company has several product and process patents which it has obtained in the normal course of business. The Company in general does not believe that patent protection is critical to its business, however it does believe that patent protection is important for a few select products.

ITEM 2.  PROPERTIES

         The Company has seven facilities:

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

    2)   LSI pole manufac-                  131,000 sq. ft.                Cincinnati, OH               Owned
         turing and dry
         powder-coat painting

    3)   LSI Metal Fabrication              99,000 sq. ft.                 Independence, KY             Owned
         and LSI Images manu-               (includes 5,000
         facturing and dry                  sq. ft. of office
         powder-coat painting               space)

    4)   SGI office;                        229,000 sq. ft.                Houston, TX                  Leased
         screen printing                    (includes 35,000
         manufacturing; and                 sq. ft. of office space
         architectural graphics             and 35,000 sq. ft. of
         manufacturing                      outside warehouse space)

    5)   Greenlee office                    40,000 sq. ft.                 Dallas, TX                   Leased
         and manufacturing                  (includes 4,000 sq. ft.
                                            of office space)

    6)   Grady McCauley office              120,000 sq. ft.                North Canton, OH             Owned
         and manufacturing                  (includes 20,000
                                            sq. ft. of office space)

    7)   LSI Marcole office and             38,000 sq. ft.                 Manchester, TN               Owned
         manufacturing of electrical        (includes 4,000 sq. ft.
         wire harnesses (acquired           of office space)
         February 6, 1998)

The Company considers these facilities adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

         "Common Share Information" appears beginning on page S-21 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" appears on page S-23 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-4 of this Form 10-K.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          Begins
         Index to Financial Statements                                                    on Page
                                                                                          -------

         Financial Statements:

                Report of Independent Public Accountants                                    S-5
                Consolidated Income Statements for the years
                   ended June 30, 1998, 1997 and 1996                                       S-6
                Consolidated Balance Sheets at June 30, 1998 and 1997                       S-7
                Consolidated Statements of Cash Flows for the
                   years ended June 30, 1998, 1997 and 1996                                 S-9
                Consolidated Statements of Shareholders' Equity for
                   the years ended June 30, 1998, 1997 and 1996                             S-10
                Notes to Consolidated Financial Statements                                  S-11

         Financial Statement Schedules:

                II -        Valuation and Qualifying Accounts for the                       S-24
                            years ended June 30, 1998, 1997 and 1996

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

         None

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 12, 1998, as filed with the Commission pursuant to Regulation 14A.



                                     PART IV
                                     -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

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

       23     Consent of Independent Public Accountants         Filed herewith

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

(b) Form 8-K:

         There have been no reports on Form 8-K filed during the last quarter of fiscal year 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LSI INDUSTRIES INC.


     September 9, 1998                BY:/s/ Robert J. Ready
------------------------------           ---------------------------------------
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

Signature                                   Title
---------                                   -----


/s/  Robert J. Ready                        Chairman of the Board and President
-----------------------------------         (Principal Executive Officer)
Robert J. Ready
       Date:    September 9, 1998
              ---------------------

/s/  Ronald S. Stowell                      Vice President, Chief Financial Officer, and
-----------------------------------         Treasurer
Ronald S. Stowell                           (Principal Financial and Accounting Officer)
       Date:    September 9, 1998
              ---------------------

*Michael J. Burke                           Director
-----------------------------------
Michael J. Burke

*Allen L. Davis                             Director
-----------------------------------
Allen L. Davis

*James P. Sferra                            Secretary; Executive Vice President
-----------------------------------         - Manufacturing; and Director
James P. Sferra

*John N. Taylor, Jr.                        Director
-----------------------------------
John N. Taylor, Jr.


*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 9, 1998, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.


     September 9, 1998                      By:   /s/  Ronald S. Stowell
----------------------------------              ----------------------------
Date                                              Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES BY BUSINESS SEGMENT

(In thousands)                            1998            1997            1996
                                        --------        --------        --------

         Image Group                    $138,886        $101,562        $110,808
         Commercial / Industrial
                Lighting Group            50,253          43,180          41,925
                                        --------        --------        --------

                                        $189,139        $144,742        $152,733
                                        ========        ========        ========

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Net sales of $189,139,000 in 1998 increased 31% over 1997 net sales of $144,742,000. Results of the Image Group in fiscal 1998 include the operations of the Company's new graphics subsidiary, Grady McCauley, which was acquired June 30, 1997. Results of the Commercial / Industrial Lighting Group include the operations of the Company's newest subsidiary, LSI Marcole, which was acquired February 6, 1998. Image Group net sales increased 37% and Commercial / Industrial Lighting Group net sales increased 16% in fiscal 1998 as compared to the prior year primarily as a result of growth in the multi-site retail market. The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly graphics, petroleum lighting, and quick service restaurant, as well as to the inclusion of Grady McCauley in the operating results in fiscal 1998. Net sales of the Image Group to the petroleum / convenience store market represented 49% and 50% of net sales in fiscal 1998 and fiscal 1997, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1998 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $64,480,000 increased 33% over last year's gross profit of $48,542,000, and increased as a percentage of net sales to 34.1% in fiscal year 1998 as compared to 33.5% in the prior year. The increase in amount of gross profit is due primarily to the 31% increase in net sales. The increase in gross profit percentage is primarily related to the Company's graphics operations reporting an improved aggregate gross profit percentage, to changes in lighting product mix to higher margin products, and to improved manufacturing operating efficiencies in the Company's lighting business. Selling and administrative expenses increased to $44,286,000 from $34,833,000 primarily as a result of increased sales volume and the addition of Grady McCauley. As a percentage of net sales, selling and administrative expenses were at 23.4% in fiscal 1998 as compared to 24.1% in the prior year.

         The Company reported net interest income of $37,000 in fiscal 1998 as compared to net interest income of $487,000 in fiscal 1997 reflective of the significantly reduced amount of short-term cash investments during the year. Cash which had been invested was used at the end of fiscal 1997 for the acquisition of Grady McCauley. The Company's effective tax rate increased to 37.5% in fiscal 1998 as compared to 37.0% in fiscal 1997 primarily due to an increase in the rate of federal income tax.

         Net income of $12,587,000 in fiscal 1998 increased 42% over $8,872,000 in fiscal 1997. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses, increased income taxes, and from the reporting of a larger amount of net interest income in fiscal 1997 as compared to fiscal 1998. Diluted earnings per share of $1.29 increased 33% in fiscal 1998 from $.97 per share in fiscal 1997. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 7% in 1998 to 9,790,000 shares from 9,188,000 shares in 1997 primarily as a result the common shares used in the acquisition of Grady McCauley in June 1997.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 1 to these financial statements for additional discussion.

1997 COMPARED TO 1996

         Net sales of $144,742,000 for 1997 compared to 1996 net sales of $152,733,000 -- a 5% reduction. Image Group net sales decreased 8% while Commercial / Industrial Lighting Group net sales increased 3% during fiscal 1997. The Company recorded strong sales growth in the multi-site retail market which was more than offset by reduced sales in the petroleum / convenience store market and commercial / industrial lighting market. Sales in the Image Group to the petroleum / convenience store market, representing 50% of net sales in fiscal 1997, decreased 12%. The reduction in net sales is primarily related to significant re-imaging and re-lighting programs for customers last year that did not repeat this year, as well as to lower volume of printed graphics sales. The Company has one customer, Chevron U.S.A., who accounted for 12% of net sales (reported in the Image Group) in fiscal 1996. The Company believes that it continues to maintain a good business relationship with this continuing customer; however, the level of total net sales, which for fiscal 1997 was under ten percent of the Company's total net sales, is never assured in the future. While sales prices were increased, inflation did not have a significant impact on sales in fiscal 1997 as competitive pricing pressures held price increases to a minimum.

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

         The Company reported net interest income of $487,000 in fiscal 1997 as compared to net interest expense of $344,000 in fiscal 1996. The change reflects the Company's use of the net proceeds from the February 1996 Public Offering of Common Shares. Substantially all outstanding debt in February 1996 was retired with a portion of the net proceeds. Remaining proceeds from the Public Offering were invested during the year in high grade, short-term cash investments. Cash which had been invested was used at the end of fiscal 1997 for an acquisition of a business (see also LIQUIDITY AND CAPITAL RESOURCES). The Company's effective tax rate increased to 37.0% from 36.4% the prior year.

         Income from continuing operations of $8,872,000 increased 7% over $8,270,000 in fiscal 1996. The increased income resulted from an increased gross profit percentage on lower net sales, decreased operating expenses, and from the reporting of net interest income rather than net interest expense, partially offset by an increased income tax provision. Diluted earnings per share from continuing operations in fiscal 1997 of $.97 compares to $.98 per share in fiscal 1996. The weighted average common shares outstanding increased 9% in 1997 to 9,188,000 shares from 8,456,000 shares in 1996 primarily as a result of the effect of the 1.2 million common shares issued in the Company's February 1996 Public Offering. Net income of $8,872,000, or $.97 per share, compares to fiscal 1996 net income of $6,770,000, or $.80 per share. The increase resulted from increased income from continuing operations in fiscal 1997 and the $1.5 million charge to Discontinued Operations taken in fiscal 1996 (as more fully described in Note 10 to the financial statements) with no similar charge in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998 the Company had working capital of $40.2 million, compared to $30.2 million at June 30, 1997. The ratio of current assets to current liabilities increased to 2.37 to 1 from 2.22 to 1. The increased working capital is primarily attributed to increased accounts receivable, cash, and inventories, partially offset by increased accrued expenses and accounts payable.

         The Company generated $14.3 million of cash from operating activities in fiscal 1998 as compared to $11.9 million fiscal 1997. The Company generated more cash in fiscal 1998 primarily due to increased net income, and increased depreciation and amortization expenses. Additionally, significant increases in accounts receivable and inventories in fiscal 1998 compared to lesser increases in fiscal 1997, and significantly larger fiscal 1998 decreases in accounts payable and accrued expenses contributed to the change between years in net cash flows from operating activities. As of June 30, 1998, the Company's days sales outstanding were at approximately 55 days as compared to 58 days at June 30, 1997. Inventories increased $1.6 million with increases primarily in the Company's graphics operations in addition to all lighting operations.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $24 million, all of which was available as of August 26, 1998. These lines of credit are unsecured and expire in fiscal 1999. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Excluding the acquisitions of Marcole and Grady McCauley in their respective years, capital expenditures of $4.1 million in fiscal 1998 compare to $2.6 million in the prior year. Spending in fiscal year 1998 is primarily related to tooling for new products and to expansion of certain of the Company's graphics operations. Capital expenditures totaling approximately $7 million are planned for fiscal 1999.

         On August 19, 1998, the Board of Directors declared a cash dividend of $0.125 per share (approximately $1,211,000), comprised of a $0.0625 regular quarterly dividend and a

$0.0625 special year-end dividend, to be paid September 15, 1998 to shareholders of record on September 8, 1998. During fiscal 1998, the Company paid cash dividends each quarter.

         The Company has completed a review of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. The review has extended to major suppliers and customers, and this element of the review is expected to be completed by June 30, 1999. The Company does not anticipate material costs to be incurred to modify or replace any affected systems. The Company anticipates completion of this process prior to June 30, 1999.

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

         On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley first included in the Company's fiscal 1998 financial statements. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs. The purchase price exceeded the estimated fair value of net assets acquired by $11.8 million, which is recorded as goodwill and is being amortized over forty years.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Shareholders of LSI Industries Inc.:

         We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule as of June 30, 1998 and 1997 and for each of the years in the period ended June 30, 1998 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP

                                         Arthur Andersen LLP



Cincinnati, Ohio
August 14, 1998

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996
(In thousands, except per share)


                                                 1998              1997              1996
                                              ---------         ---------         ---------

Net sales                                     $ 189,139         $ 144,742         $ 152,733
Cost of products sold                           124,659            96,200           104,221
                                              ---------         ---------         ---------

     Gross profit                                64,480            48,542            48,512

Selling and administrative expenses              44,286            34,833            35,101
                                              ---------         ---------         ---------

     Operating income                            20,194            13,709            13,411

Interest (income)                                  (143)             (528)             (154)
Interest expense                                    106                41               498
Other expense                                       108               114                62
                                              ---------         ---------         ---------

     Income from continuing operations
        before income taxes                      20,123            14,082            13,005

Income tax expense                                7,536             5,210             4,735
                                              ---------         ---------         ---------

     Income from continuing operations           12,587             8,872             8,270

Discontinued operations                              --                --            (1,500)
                                              ---------         ---------         ---------

     Net income                               $  12,587         $   8,872         $   6,770
                                              =========         =========         =========


Earnings per common share

     Basic earnings per share from
         continuing operations                $    1.32         $     .99         $    1.02
                                              =========         =========         =========

     Basic earnings per share                 $    1.32         $     .99         $     .84
                                              =========         =========         =========


     Diluted earnings per share from
         continuing operations                $    1.29         $     .97         $     .98
                                              =========         =========         =========

     Diluted earnings per share               $    1.29         $     .97         $     .80
                                              =========         =========         =========


The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
(In thousands, except shares)




                                                           1998              1997
                                                        ---------         ---------

ASSETS

Current Assets
     Cash and cash equivalents                          $   9,338         $   2,612
     Accounts receivable, less allowance
         for doubtful accounts of $560 and $401,
         respectively                                      33,184            27,412

     Inventories                                           24,958            23,058

     Refundable income taxes                                  157               157

     Other current assets                                   1,911             1,613
                                                        ---------         ---------

         Total current assets                              69,548            54,852

Property, Plant and Equipment, at cost
     Land                                                   3,459             3,348
     Buildings                                             15,458            14,433
     Machinery and equipment                               25,874            22,893
                                                        ---------         ---------
                                                           44,791            40,674


     Less accumulated depreciation                        (17,056)          (13,529)
                                                        ---------         ---------
         Net property, plant and equipment                 27,735            27,145

Goodwill, net                                              12,921            13,047
Other Assets                                                  112               145
                                                        ---------         ---------

                                                        $ 110,316         $  95,189
                                                        =========         =========


The accompanying notes are an
integral part of these financial statements.

                                                       1998            1997
                                                     --------        --------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt              $    190        $    187
   Accounts payable                                    13,689          12,337
   Accrued expenses                                    15,432          12,136
                                                     --------        --------

     Total current liabilities                         29,311          24,660

Long-Term Debt                                          1,005           1,195

Other Long-Term Liabilities                               112              68

Deferred Income Taxes                                   1,231           1,298

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued              --              --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 9,634,608 and 9,499,231
       shares, respectively
       (see Note 7)                                    35,368          34,516
   Retained earnings                                   43,289          33,452
                                                     --------        --------

     Total shareholders' equity                        78,657          67,968
                                                     --------        --------

                                                     $110,316        $ 95,189
                                                     ========        ========

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 1998, 1997 and 1996
(In thousands)


                                                                1998             1997             1996
                                                              --------         --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                               $ 12,587         $  8,872         $  6,770

     Non-cash items included in income
         Depreciation and amortization                           4,375            2,975            2,456
         Deferred income taxes                                    (401)             (74)            (129)
         Deferred compensation plan                                209              346               --
         Loss on disposition of fixed assets                       108               75               23

     Change in
         Accounts receivable                                    (5,326)             (73)          (5,552)
         Inventories                                            (1,569)            (564)          (1,076)
         Refundable income taxes                                    --              188               93
         Accounts payable                                        1,086               92              214
         Accrued expenses and other                              3,235               44           (2,069)

     Change in liability for discontinued operations               (21)             (17)            (324)
                                                              --------         --------         --------

              Net cash flows from operating activities          14,283           11,864              406
                                                              --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, plant, and equipment                 (4,120)          (2,587)          (3,392)
     Proceeds from sale of fixed assets                             30                3               23
     Acquisition of businesses, net of cash received              (712)         (15,639)              --
                                                                               --------         --------

         Net cash flows from investing activities               (4,802)         (18,223)          (3,369)
                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of long-term debt                                    (448)            (180)          (6,537)
     Cash dividends paid                                        (2,750)          (2,075)          (1,653)
     Exercise of stock options                                     676              321              586
     Purchase of treasury shares                                  (233)            (233)              --
     Proceeds from public offering of shares                        --               --           19,581
                                                              --------         --------         --------

         Net cash flows from financing activities               (2,755)          (2,167)          11,977
                                                              --------         --------         --------

Increase (decrease) in cash and cash equivalents                 6,726           (8,526)           9,014

Cash and cash equivalents at beginning of year                   2,612           11,138            2,124
                                                              --------         --------         --------

Cash and cash equivalents at end of year                      $  9,338         $  2,612         $ 11,138
                                                              ========         ========         ========


The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996
(In thousands)


                                             Common Shares
                                        ------------------------
                                        Number of                         Retained
                                         Shares           Amount          Earnings          Total
                                        --------         --------         --------         --------

BALANCE AT JUNE 30, 1995                   7,554         $  7,915         $ 21,538         $ 29,453
     Net income                               --               --            6,770            6,770
     Public offering of shares             1,233           19,581               --           19,581
     Stock options exercised                 177              586               --              586
     Dividends - $.21 per share               --               --           (1,653)          (1,653)
                                        --------         --------         --------         --------


BALANCE AT JUNE 30, 1996                   8,964           28,082           26,655           54,737
     Net income                               --               --            8,872            8,872
     Purchase of treasury shares             (21)            (233)              --             (233)
     Deferred stock compensation              --              346               --              346
     Stock options exercised                  80              321               --              321
     Common shares issued for
         acquisition                         476            6,000               --            6,000
     Dividends - $.23 per share               --               --           (2,075)          (2,075)
                                        --------         --------         --------         --------


BALANCE AT JUNE 30, 1997                   9,499           34,516           33,452           67,968
     NET INCOME                               --               --           12,587           12,587
     PURCHASE OF TREASURY SHARES             (12)            (233)              --
                                                                                               (233)
     DEFERRED STOCK COMPENSATION              --              209               --              209
     STOCK OPTIONS EXERCISED                 136              676               --              676
     COMMON SHARES ISSUED FOR
         ACQUISITION                          12              200               --              200
     DIVIDENDS - $.29 PER SHARE               --               --           (2,750)          (2,750)
                                        --------         --------         --------         --------


BALANCE AT JUNE 30, 1998                   9,635         $ 35,368         $ 43,289         $ 78,657
                                        ========         ========         ========         ========




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

                  Buildings                   31 - 40 years
                  Machinery and equipment     3 - 10 years

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over a forty year period. As of June 30, 1998 and 1997, accumulated amortization of goodwill was $662,000 and $326,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,641,000 in 1998, $1,399,000 in 1997, and $1,378,000 in 1996.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

NET INCOME PER COMMON SHARE:

The computation of net income per common share is based on the weighted average common shares outstanding for the period, including Common Share equivalents. Common share equivalents include the dilutive effect of stock options and common shares to be issued under a deferred compensation plan of 231,000 shares in 1998, 184,000 shares in 1997, and 360,000 shares in 1996. See also Notes 4 and 7.

RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which requires the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic and dilutive earnings per share computations. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted this standard in the second quarter of fiscal year 1998 with no material impact on earnings per share. All prior period earnings per share have been restated for the new disclosure.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective as of the beginning of fiscal years ending after June 15, 1999. The Company will not be affected by this new standard because the Company has no derivative or hedging financial instruments.

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from Discontinued Operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, are included in accrued expenses in the amounts of $562,000 and $575,000 as of June 30, 1998 and 1997, respectively.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, and Grady McCauley. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, and LSI Marcole. The Company's most significant market is the petroleum / convenience store market with approximately 50% of net sales concentrated in this market.

The following information is provided for the following periods:

                                                   1998            1997            1996
                                                 --------        --------        --------
(In thousands)
NET SALES:
   Image Group                                   $138,886        $101,562        $110,808
   Commercial / Industrial Lighting Group          50,253          43,180          41,925
                                                 --------        --------        --------
                                                 $189,139        $144,742        $152,733
                                                 ========        ========        ========

OPERATING INCOME:
   Image Group                                   $ 15,056        $  9,055        $ 10,903
   Commercial / Industrial Lighting Group           5,138           4,654           2,508
                                                 --------        --------        --------
                                                 $ 20,194        $ 13,709        $ 13,411
                                                 ========        ========        ========

IDENTIFIABLE ASSETS:
   Image Group                                   $ 79,555        $ 74,284        $ 48,449
   Commercial / Industrial Lighting Group          20,730          17,734          19,223
                                                 --------        --------        --------
                                                  100,285          92,018          67,672
   Corporate                                       10,031           3,171          11,824
                                                 --------        --------        --------
                                                 $110,316        $ 95,189        $ 79,496
                                                 ========        ========        ========

CAPITAL EXPENDITURES:
   Image Group                                   $  3,029        $  1,902        $  2,085
   Commercial / Industrial Lighting Group           1,091             685           1,307
                                                 --------        --------        --------
                                                 $  4,120        $  2,587        $  3,392
                                                 ========        ========        ========

DEPRECIATION AND AMORTIZATION:
   Image Group                                   $  3,410        $  2,085        $  1,695
   Commercial / Industrial Lighting Group             965             890             761
                                                 --------        --------        --------
                                                 $  4,375        $  2,975        $  2,456
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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)                   1998              1997              1996
                                                ----------        ----------        ----------

BASIC EARNINGS PER SHARE

     Income from continuing operations          $   12,587        $    8,872        $    8,270
                                                ==========        ==========        ==========

     Net income                                 $   12,587        $    8,872        $    6,770
                                                ==========        ==========        ==========

     Weighted average shares outstanding
         during the period, net
         of treasury shares                          9,559             9,004             8,096
                                                ==========        ==========        ==========

     Basic earnings per share
         from continuing operations             $     1.32        $      .99        $     1.02
                                                ==========        ==========        ==========

     Basic earnings per share                   $     1.32        $      .99        $      .84
                                                ==========        ==========        ==========

DILUTED EARNINGS PER SHARE
--------------------------

     Income from continuing operations                $12,587        $ 8,872        $ 8,270
                                                      =======        =======        =======

     Net income                                       $12,587        $ 8,872        $ 6,770
                                                      =======        =======        =======

     Weighted average shares outstanding
         during the period, net of
         treasury shares                                9,559          9,004          8,096

         Effect of dilutive securities:
              Impact of common shares to be
              issued under stock option plans
              and a deferred compensation plan            231            184            360
                                                      -------        -------        -------

         Weighted average shares
              outstanding (A) (B)                       9,790          9,188          8,456
                                                      =======        =======        =======

     Diluted earnings per share
         from continuing operations                   $  1.29        $   .97        $   .98
                                                      =======        =======        =======

     Diluted earnings per share                       $  1.29        $   .97        $   .80
                                                      =======        =======        =======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 4,390 common shares, 15,385 common shares, and 5,862 common shares at June 30, 1998, 1997, and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

                                           1998           1997
                                          -------        -------
(In thousands)
INVENTORIES:
     Raw materials                        $12,192        $10,272
     Work-in-process and
         finished goods                    12,766         12,786
                                          -------        -------
                                          $24,958        $23,058
                                          =======        =======

ACCRUED EXPENSES:
         Compensation and benefits        $ 6,405        $ 3,797
         Customer prepayments             $ 3,945        $ 5,098

NOTE 6 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has lines of credit with its banks in the aggregate amount of $24 million, all of which was available at June 30, 1998. These revolving lines of credit are unsecured and expire in fiscal year 1999. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the banks' base lending rate less 1.25 percentage points, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, with one of the Company's credit lines is 100 basis points, and with the second credit line fluctuates between 85 and 150 basis points depending upon the ratio of indebtedness to tangible net worth. As of June 30, 1998 the borrowing rate on this line of credit would be 85 basis points over the LIBOR rate. Under terms of these agreements, the Company has agreed to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $1,070,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds. The IRB interest rate, which is reestablished semi-annually, is currently 4.45%, plus a .75% letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.4 million.

The Company has equipment loans outstanding totaling $125,000 with two governmental agencies in Kentucky. The loans are for terms of five years at a weighted average interest rate of 2.2% and are secured by the Company's Kentucky equipment which has a net carrying value of $1.3 million. The Company makes quarterly principal and interest payments of $32,000 through June 1999 and has committed to specified job growth in its Kentucky facility.

LONG-TERM DEBT:                                          1998          1997
                                                        ------        ------
(In thousands)

     Industrial Revenue Development Bond at 5.2%        $1,070        $1,135
     Equipment loans (average rate of 2.2%)                125           247
                                                        ------        ------
                                                         1,195         1,382

     Less current maturities                               190           187
                                                        ------        ------
                                                        $1,005        $1,195
                                                        ======        ======

         Future maturities of long-term debt at June 30, 1998 are as follows (in thousands):

              1999           2000            2001           2002           2003       2004 and after
              ----           ----            ----           ----           ----       --------------
              $190           $ 70            $ 75           $ 80           $ 80             $700

NOTE 7 - SHAREHOLDERS' EQUITY

The Company generated $19.6 million in net proceeds from a public offering of 1,232,894 common shares in February 1996. The Company used a portion of the net proceeds to repay all outstanding indebtedness under its revolving lines of credit and its term loan facility with its banks.

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 890,126, of which 389,750 shares were available for future grant as of June 30, 1998. The plans allow for the grant of both incentive stock options and non-qualified stock options. At June 30, 1998, there were 127,837 options exercisable at an average price of $9.40 per share.

On June 30, 1997 the Company issued 475,700 common shares at a stated value of $6,000,000 as a portion of the purchase price of an acquired business, and on February 6, 1998 the Company issued 12,000 common shares at a stated value of $200,000 as a portion of the purchase price of an acquired business (see further discussion in Note 12).

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 1998, 1997, and 1996.

                                             1998                   1997                   1996
                                             ----                   ----                   ----

         Dividend yield                              2%                     2%                     2%
         Expected volatility                        49%                    43%                    38%
         Risk-free interest rate            5.56%-6.54%            6.17%-6.28%            5.91%-6.64%
         Expected life                         4-8 yrs.               4-8 yrs.               4-8 yrs.

At June 30, 1998, the 154,400 options granted during fiscal 1998 to employees and non-employee directors have exercise prices ranging from $14.00 to $19.00, fair values ranging from $6.16 to $9.44 per option, and remaining contractual lives of four to nine years. The 6,900 options granted during fiscal 1997 to employees and non-employee directors had, as of June 30, 1997, exercise prices ranging from $11.25 to $13.66, fair values ranging from $4.91 to $5.26, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 1998, 1997, and 1996 would have been as follows:

                                                   1998              1997              1996
                                                ----------        ----------        ----------
(In thousands except earnings per share)
         Net income
              As reported                       $   12,587        $    8,872        $    6,770
              Pro forma                         $   12,225        $    8,646        $    6,539

         Earnings per share
              Basic
                  Continuing operations
                      As reported               $     1.32        $      .99        $     1.02
                      Pro forma                 $     1.28        $      .96        $      .99

              Basic
                      As reported               $     1.32        $      .99        $      .84
                      Pro forma                 $     1.28        $      .96        $      .81

               Diluted
                   Continuing operations
                       As reported              $1.29       $.97        $.98
                       Pro forma                $1.26       $.95        $.96

               Diluted
                       As reported              $1.29       $.97        $.80
                       Pro forma                $1.26       $.95        $.78

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Transactions involving the stock option plans for the years ended June 30, 1998, 1997 and 1996 are shown in the table below:

                                                    1998                         1997                         1996
                                             ----------------------       ----------------------       ----------------------
                                                           Weighted                     Weighted                     Weighted
                                                           Average                       Average                     Average
                                                           Exercise                     Exercise                     Exercise
     (Shares in thousands)                   Shares         Price         Shares          Price        Shares          Price
                                             ------        --------       ------        --------       ------        --------

     Outstanding at beginning of year           518         $ 9.89           619         $ 9.04           492         $ 4.13

              Granted                           154          15.31             7          11.68           342          13.14
              Terminated                        (17)         13.86           (21)         12.95           (22)         12.10
              Exercised                        (155)          5.79           (87)          3.23          (193)          3.43
                                                                                         ------        ------         ------

     Outstanding at end of year                 500         $12.70           518         $ 9.89           619         $ 9.04
                                                ===                          ===                          ===

The Company implemented a non-qualified Deferred Compensation Plan in fiscal 1997 and a certain portion of the Plan's investments are in common shares of the Company. A total of 33,723 and 21,045 common shares were held in the Plan as of June 30, 1998 and 1997, respectively, and, accordingly, have been recorded as treasury shares.

On August 19, 1998, the Board of Directors declared a cash dividend of $0.125 per share, comprised of a $0.0625 regular quarterly dividend and a $0.0625 special year-end dividend, to be paid September 15, 1998 to shareholders of record on September 8, 1998. Annual cash dividend payments made during fiscal years 1998, 1997, and 1996 were $.29, $.23, and $.21 per share, respectively.

NOTE 8 - SALES TO MAJOR CUSTOMERS

The Company made sales in the Image Group to a major customer which exceeded 10% of consolidated net sales. Sales to Chevron U.S.A. represented 12% of consolidated net sales in 1996.

NOTE 9 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,094,000 in 1998, $920,000 in 1997, and $656,000 in 1996. Minimum
annual rental commitments under non-cancelable operating leases are: $994,000 in 1999, $973,000 in 2000, $895,000 in 2001, and $197,000 in 2002.

NOTE 10 - INCOME TAXES

The following information is provided for the years ended June 30:

                                                   1998             1997               1996
                                                   ----             ----               ----
                                                              (In thousands)
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current federal                              $  7,143          $  4,705          $  4,290
    CURRENT STATE AND LOCAL                           794               579               574
    Deferred                                         (401)              (74)             (129)
                                                 --------          --------          --------
                                                 $  7,536          $  5,210          $  4,735
                                                 ========          ========          ========

RECONCILIATION TO FEDERAL STATUTORY RATE:
   Federal statutory tax rate                        35.0%             34.3%             34.2%
   STATE AND LOCAL TAXES                              2.6               2.7               2.9
   Goodwill and other                                 (.1)               --               (.7)
                                                 --------          --------          --------
   Effective tax rate                                37.5%             37.0%             36.4%
                                                 ========          ========          ========

The components of deferred income tax assets and liabilities at June 30, 1998 and 1997 are as follows:


                                                                     1998            1997
                                                                    -------         -------
                                                                        (In thousands)
CURRENT ASSETS (LIABILITIES):

     Reserves against current assets                                $   515         $   267
     Prepaid expenses                                                  (256)           (101)
     Accrued expenses                                                   842             593
                                                                    -------         -------
Deferred income tax asset included in Other Current
     Assets on the Consolidated Balance Sheets                      $ 1,101         $   759
                                                                    =======         =======

NONCURRENT (ASSETS) LIABILITIES:

     Depreciation                                                   $ 1,573         $ 1,595
     Goodwill and acquisition costs                                    (144)           (154)
     Deferred compensation                                             (198)           (143)
                                                                    -------         -------
                                                                    $ 1,231         $ 1,298
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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

       (In thousands)

                                                             1998             1997             1996
                                                           --------         --------         --------
Cash payments:
       Interest                                            $    126         $    109         $    924
       Income taxes                                        $  7,184         $  4,786         $  5,588

Non-cash investing and financing activities:
       Common shares issued for acquisitions               $    200         $  6,000       $       --

Details of acquisitions:
       Working capital, less cash                          $     59         $  2,377       $       --
       Property, plant & equipment                              647            7,245               --
       Other assets, net                                         (4)             232               --
       Excess of purchase price paid over estimated
            net assets of acquired businesses                   210           11,785               --
                                                           --------         --------         --------
                                                                912           21,639               --
       less fair value of common shares issued                 (200)          (6,000)              --
                                                           --------         --------         --------
            Cash paid for acquisitions                     $    712         $ 15,639       $       --
                                                           ========         ========         ========

NOTE 12 - ACQUISITIONS

On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley first included in the Company's fiscal 1998 financial statements. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs. The purchase price exceeded the estimated fair value of net assets acquired by $11.8 million, which is recorded as goodwill and is being amortized over forty years. On February 6, 1998, the Company acquired the outstanding common shares of Marcole, Inc., a privately owned manufacturer of electrical wiring harnesses primarily for the appliance industry. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Marcole first included in the Company's fiscal 1998 third quarter financial statements. The purchase price was 12,000 common shares of the Company (valued at $200,000) plus $712,000 in cash. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is recorded as goodwill and is being amortized over forty years. The allocation was based on preliminary estimates and may be revised at a later date pending the completion of certain appraisals and other analysis.

The following unaudited pro forma consolidated results give effect to the above acquisition of Grady McCauley, Incorporated as though it had been acquired at the beginning of each period presented. Neither the acquisition price of Marcole nor its operating results are material to LSI Industries and therefore Marcole is not included in the pro forma results presented below. The pro forma information has been presented for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

                                                      1997                1996
                                                  ------------        ------------
(In thousands except earnings per share;
     unaudited)
         Net sales                                $    159,082        $    167,034
         Income from continuing operations        $      8,901        $      8,577
         Net income                               $      8,901        $      7,077
         Earnings per share
            Basic
              Continuing operations               $        .94        $       1.00
              Total                               $        .94        $        .83
            Diluted
              Continuing operations               $        .92        $        .96
              Total                               $        .92        $        .79

NOTE 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                   Quarter Ended
                           --------------------------------------------------------------------       Fiscal
                            Sept. 30          Dec. 31          March 31           June 30              Year
                           ----------        ----------        ----------        ----------        ----------
1998
     Net sales             $   43,957        $   47,754        $   43,386        $   54,042        $  189,139
     Gross profit              15,519            17,120            13,717            18,124            64,480
     Net income                 2,975             3,680             1,917             4,015            12,587

Earnings per share
     Basic                 $      .31        $      .39        $      .20        $      .42        $     1.32
     Diluted               $      .31        $      .38        $      .20        $      .41        $     1.29(a)

Range of share prices
     High                  $    17.38        $    19.38        $    22.75        $    24.00        $    24.00
     Low                   $    13.50        $    15.75        $    16.75        $    18.38        $    13.50

1997
     Net sales             $   36,885        $   37,539        $   30,836        $   39,482        $  144,742
     Gross profit              12,140            13,258            10,013            13,131            48,542
     Net income                 2,136             2,718             1,269             2,749             8,872

Earnings per share
     Basic                 $      .24        $      .30        $      .14        $      .30        $      .99(a)
     Diluted               $      .23        $      .30        $      .14        $      .30        $      .97

Range of share prices
     High                                $  18.00       $  16.75       $  14.50       $  15.25       $   18.00
     Low                                 $  13.50       $   9.50       $  12.00       $  10.50       $    9.50

(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 21, 1998, there were 410 shareholders of record. The Company believes this represents approximately 2,800 beneficial shareholders.


NOTE 14 - SUBSEQUENT EVENT

         In August 1998, the Company entered into a letter of intent to acquire, through merger, all of the capital stock of Mid-West Chandelier Company and Fairfax Lighting Co. both privately owned and located in Kansas City. The purchase price for the two related companies is expected to be $16 million consisting of $8 million in cash and $8 million in common shares of LSI Industries. In addition, a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock could be earned during the three years subsequent to the closing of the contemplated merger provided certain minimum earnings thresholds are exceeded. The merger is expected to be completed in the third quarter of fiscal 1999, and is subject to, among other things, completion of pre-acquisition due diligence, execution of a definitive merger agreement, and completion of the required Hart-Scott-Rodino Act filing. Mid-West Chandelier and Fairfax Lighting are engaged in the business of designing, manufacturing, and selling a broad line of fluorescent lighting fixtures for the retail and commercial markets. Net sales for the two companies for the year ended December 31, 1997, were approximately $19,000,000.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:
                                         1998              1997              1996              1995              1994
                                      ---------         ---------         ---------         ---------         ---------

Net sales                             $ 189,139         $ 144,742         $ 152,733         $ 119,927         $  93,535
Cost of products sold                   124,659            96,200           104,221            80,156            62,430
Operating expenses                       44,286            34,833            35,101            29,509            23,965
                                      ---------         ---------         ---------         ---------         ---------

     Operating income                    20,194            13,709            13,411            10,262             7,140
Interest (income)                          (143)             (528)             (154)              (39)              (25)
Interest expense                            106                41               498               498               224
Other (income) expense                      108               114                62               160               290
                                      ---------         ---------         ---------         ---------         ---------

Income from continuing opera-
     tions before income taxes           20,123            14,082            13,005             9,643             6,651
Income taxes                              7,536             5,210             4,735             3,469             2,461
                                      ---------         ---------         ---------         ---------         ---------

Income from continuing
     operations                       $  12,587         $   8,872         $   8,270         $   6,174         $   4,190
                                      =========         =========         =========         =========         =========

Net income                            $  12,587         $   8,872         $   6,770         $   6,174         $   4,190
                                      =========         =========         =========         =========         =========

Earnings per share from
     continuing operations
         Basic                        $    1.32         $     .99         $    1.02         $     .82         $     .56
         Diluted                      $    1.29         $     .97         $     .98         $     .79         $     .55

Cash dividends paid                   $     .29         $     .23         $     .21         $     .15         $     .03

Weighted average common shares
         Basic                            9,559             9,004             8,096             7,515             7,420
         Diluted                          9,790             9,188             8,456             7,802             7,656

BALANCE SHEET DATA:
     (At June 30)                        1998              1997              1996              1995              1994
                                      ---------         ---------         ---------         ---------         ---------

Working capital                       $  40,237         $  30,192         $  36,146         $  17,788         $  11,223
Total assets                            110,316            95,189            79,496            62,553            46,287
Long-term debt,
     including current
     maturities                           1,195             1,382             1,562             8,099             3,600

Shareholders' equity                     78,657            67,968            54,737            29,453            23,981

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)


       COLUMN A                          COLUMN B                COLUMN C              COLUMN D            COLUMN E
       --------                          --------                --------              --------            --------
                                                                Additions
                                          Balance               Charged to                                  Balance
                                         Beginning               Costs and               (A)                End of
Description                              of Period               Expenses             Deductions            Period
-----------                              ---------               --------             ----------            ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year Ended June 30, 1998              $401                    $465                 $(306)               $560
     Year Ended June 30, 1997              $358                    $ 11 (B)             $  32                $401
     Year Ended June 30, 1996              $242                    $328                 $(212)               $358



INVENTORY OBSOLESCENCE RESERVES:

     Year Ended June 30, 1998              $551                    $688                 $(398)               $841
     Year Ended June 30, 1997              $694                    $525 (C)             $(668)               $551
     Year Ended June 30, 1996              $453                    $892                 $(651)               $694



(A) For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.

(B)  Includes $50 resulting from net assets purchased on June 30, 1997.

(C)  Includes $100 resulting from net assets purchased on June 30, 1997.