Form 10-Q
period 1998-09-30
LSI INDUSTRIES INC
filed 1998-11-12
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
          1998.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


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

YES   X                 NO
    -----                  -----

Common Shares, no par value.  Shares outstanding at October 30, 1998:  9,676,190

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                      Begins on
                                                                           Page
                                                                           ----

PART I.  Financial Information

       ITEM 1.        Financial Statements

                      Consolidated Income Statements..................      3
                      Consolidated Balance Sheets.....................      4
                      Consolidated Statements of Cash Flows...........      5

                      Notes to Financial Statements...................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.................................      8

PART II.  Other Information

       ITEM 6.        Exhibits and Reports on Form 8-K................     11

Signatures            ................................................     11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                           Three Months Ended
                                              September 30
                                           -------------------
(in thousands, except per                  1998         1997
 share data; unaudited)                    ----         ----
Net sales                               $ 53,414      $ 43,957

Cost of products sold                     35,180        28,438
                                        --------      --------
     Gross profit                         18,234        15,519

Selling and administrative expenses       11,973        10,729
                                        --------      --------

     Operating income                      6,261         4,790

Interest expense                              54            26

Interest (income)                           (128)          (11)

Other expense                                 32            15
                                        --------      --------

     Income before income taxes            6,303         4,760

Income tax expense                         2,391         1,785
                                        --------      --------
     Net income                         $  3,912      $  2,975
                                        ========      ========
Earnings per common share

     Basic                              $    .41      $    .31
                                        ========      ========

     Diluted                            $    .40      $    .31
                                        ========      ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                September 30,   June 30,
                                                         1998         1998
                                                      --------      --------
ASSETS

Current Assets
     Cash and cash equivalents                        $ 10,448     $  9,338
     Accounts receivable                                31,838       33,184
     Inventories                                        24,775       24,958
     Other current assets                                2,276        2,068
                                                      --------     --------
         Total current assets                           69,337       69,548

Property, plant and equipment, net                      27,100       27,735

Goodwill and other assets, net                          12,837       13,033
                                                      --------     --------
                                                      $109,274     $110,316
                                                      ========     ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt             $    164     $    190
     Accounts payable                                   11,942       13,689
     Accrued expenses                                   13,318       15,432
                                                      --------     --------
         Total current liabilities                      25,424       29,311

Long-Term Debt                                           1,005        1,005

Other Long-Term Liabilities                              1,261        1,343

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued           --           --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,674,696 and 9,634,608
            shares, respectively                        35,592       35,368
     Retained earnings                                  45,992       43,289
                                                      --------     --------
         Total shareholders' equity                     81,584       78,657
                                                      --------     --------
                                                      $109,274     $110,316
                                                      ========     ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                              Three Months Ended
                                                                               September 30
                                                                        --------------------------
                                                                        1998                  1997
                                                                        ----                  ----
Cash Flows from Operating Activities
     Net income                                                       $ 3,912               $ 2,975
     Non-cash items included in income
           Depreciation and amortization                                1,098                   980
           Deferred income taxes                                           30                    30
           Loss on disposition of fixed assets                             32                    15

     Changes in operating assets and liabilities
           Accounts receivable                                          1,346                (1,294)
           Inventories                                                    183                (1,878)
           Accounts payable and other                                  (4,064)                  766

     Change in liability for discontinued operations                       (5)                   (4)
                                                                      -------               -------
           Net cash flows from operating activities                     2,532                 1,590
                                                                      -------               -------
Cash Flows from Investing Activities
     Purchase of property, plant and equipment                           (411)                 (911)
     Proceeds from sale of fixed assets                                    --                     1
                                                                      -------               -------
           Net cash flows from investing activities                      (411)                 (910)
                                                                      -------               -------
Cash Flows from Financing Activities
     Increase in notes payable to bank                                     --                   462
     Payment of long-term debt                                            (26)                  (29)
     Cash dividends paid                                               (1,209)                 (955)
     Deferred compensation plan                                           (49)                  (67)
     Proceeds from issuance of common shares                              273                    60
                                                                      -------               -------
           Net cash flows from financing activities                    (1,011)                 (529)
                                                                      -------               -------
Increase in cash and cash equivalents                                   1,110                   151

Cash and cash equivalents at beginning of year                          9,338                 2,612
                                                                      -------               -------
Cash and cash equivalents at end of period                            $10,448               $ 2,763
                                                                      =======               =======
Supplemental Cash Flow Information
     Interest paid                                                    $    48               $    48
                                                                      =======               =======
     Income taxes paid                                                $   871               $ 1,243
                                                                      =======               =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1997. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1998 annual report.

NOTE 2:  RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will not be affected by this new standard because the Company has no derivative or hedging financial instruments.

NOTE 3:  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the quarter ended September 30, 1998. For the periods disclosed, periods ending September 30, 1998 and 1997, comprehensive income is equal to the net income reported.

NOTE 4:  EARNINGS PER COMMON SHARE

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

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                       Three Months Ended
                                                           September 30
                                                    ------------------------
                                                    1998                1997
                                                    ----                ----
BASIC EARNINGS PER SHARE
     Net income                                    $3,912              $2,975
                                                   ======              ======
     Weighted average shares
         outstanding during the period,
         net of treasury shares                     9,658               9,495
                                                   ======              ======
     Basic earnings per share                      $  .41              $  .31
                                                   ======              ======
DILUTED EARNINGS PER SHARE

     Net income                                    $3,912              $2,975
                                                   ======              ======
     Weighted average shares
         outstanding during the period,
         net of treasury shares                     9,658               9,495

     Effect of dilutive securities:
         Impact of common shares to
         be issued under stock option
         plans and a deferred compensation
         plan (A) (B)                                 191                 188
                                                   ------              ------
     Weighted average shares outstanding            9,849               9,683
                                                   ======              ======
     Diluted earnings per share                    $  .40              $  .31
                                                   ======              ======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 46,094 common shares during the quarter ended September 30, 1997 were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):


                                 September 30, 1998              June 30, 1998
                                 ------------------              -------------
      Raw Materials                   $12,624                        $12,192

      Work-in-Process and
        Finished Goods                 12,151                         12,766
                                      -------                        -------
                                      $24,775                        $24,958
                                      =======                        =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $1,209,000 and $955,000 in the three month periods ended September 30, 1998 and 1997, respectively. In October 1998, the Company's Board of Directors declared a $.0675 per share regular quarterly cash dividend ($653,000) payable on November 17, 1998 to shareholders of record November 10, 1998.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. As of September 30, 1998 a total of 40,544 common shares at a cost of $598,056 were held in the Plan, and, accordingly, have been recorded as treasury shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                                   Three Months Ended
                                                      September 30
                                                ------------------------
                                                1998                1997
                                                ----                ----
     Image Group                              $37,954             $31,799
     Commercial / Industrial
       Lighting Group                          15,460              12,158
                                              -------             -------
                                              $53,414             $43,957
                                              =======             =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales of $53,414,000 in the first quarter of fiscal 1999 increased 22% over fiscal 1998 first quarter net sales of $43,957,000. Image Group net sales increased 19% and Commercial / Industrial Lighting Group net sales increased 27% in the first quarter of fiscal 1999 as compared to the prior year. The increase in Commercial / Industrial Lighting Group net sales is attributed to growth in substantially all markets. The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, graphics, and quick service restaurant. Net sales of the Image Group to the petroleum / convenience store market represented 47% and 46% of net sales in the first quarters of fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $18,234,000 increased 17% over last year's first quarter gross profit of $15,519,000, and decreased as a percentage of net sales to 34.1% in fiscal year 1999 as compared to 35.3% in the prior year. The increase in amount of gross profit is due primarily to the 22% increase in net sales. The decrease in gross profit percentage is primarily related to a product mix of increased lighting sales in the Company's Commercial / Industrial Lighting Group. Selling and administrative expenses increased to $11,973,000 from $10,729,000 primarily as a result of increased sales volume. As a percentage of net sales, selling and administrative expenses were at 22.4% in the first quarter of fiscal 1999 as compared to 24.4% in the prior year.

         The Company reported net interest income of $74,000 in the first quarter of fiscal 1999 as compared to net interest expense of $15,000 in fiscal 1998 reflective of an increased amount short-term cash investments. The Company's effective tax rate increased to 37.9% in the first quarter of fiscal 1999 as compared to 37.5% in fiscal 1998 primarily due to increased provision of state and local income tax.

         Net income of $3,912,000 increased 31% over $2,975,000 in the first quarter of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 1999 as compared to 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $0.40 increased 29% in the first quarter of fiscal 1999 from $0.31 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in the first quarter of fiscal 1999 to 9,849,000 shares from 9,683,000 shares in 1998 primarily as a result of the exercise of stock options during the year.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 2 to these financial statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998 the Company had working capital of $43.9 million, compared to $40.2 million at June 30, 1998. The ratio of current assets to current liabilities increased to 2.73 to 1 from 2.37 to 1. The increased working capital is primarily attributed to increased cash, and decreased accrued expenses and accounts payable, partially offset by decreased accounts receivable and inventories.

         The Company generated $2.5 million of cash from operating activities in the first quarter of fiscal 1999 as compared to $1.6 million fiscal 1998. The Company generated more cash in the first three months of fiscal 1999 primarily due to increased net income, and reductions of accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses. As of September 30, 1998, the Company's day's sales outstanding were at approximately 53 days as compared to 55 days at June 30, 1998. Accrued expenses decreased significantly reflective of first quarter payments related to the Company's compensation and retirement plans, and accounts payable decreased in line with the flow of inventory replenishment.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $24 million, all of which was available as of November 6, 1998. These lines of credit are unsecured and expire in fiscal 1999. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $.4 million in the first quarter of fiscal 1999 compare to $.9 million in the prior year. Capital expenditures totaling approximately $6 million are planned for fiscal 1999, exclusive of business acquisitions.

         In October 1998, the Board of Directors declared a regular quarterly cash dividend of $.0675 per share ($653,000) to be paid November 17, 1998 to shareholders of record on November 10, 1998.

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

                               LSI Industries Inc.



                 BY:      /s/  Robert J. Ready
                          ----------------------------------------------
                          Robert J. Ready
                          President and Chief Executive Officer
                          (Principal Executive Officer)



                 BY:      /s/  Ronald S. Stowell
                          ----------------------------------------------
                          Ronald S. Stowell
                          Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 6, 1998