Form 10-Q
period 1998-12-31
LSI INDUSTRIES INC
filed 1999-02-05
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED DECEMBER 31, 1998.

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

Common Shares, no par value. Shares outstanding at January 27, 1999: 10,055,035

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                     FOR THE QUARTER ENDED DECEMBER 31, 1998
                     ---------------------------------------

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

                 Notes to Financial Statements........................ 6

       ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations...................................... 9

PART II.  Other Information

       ITEM 4.   Submission of Matters to a Vote of Securityholders...12

       ITEM 6.   Exhibits and Reports on Form 8-K.....................12

Signatures       .....................................................13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                         Three Months Ended          Six Months Ended
                                             December 31                December 31
                                        --------------------      --------------------
(in thousands, except per                 1998         1997         1998         1997
 share data; unaudited)                   ----         ----         ----         ----
Net sales                               $56,059      $47,754      $109,473      $91,711

Cost of products sold                    36,300       30,634        71,480       59,072
                                        -------      -------      --------      -------

     Gross profit                        19,759       17,120        37,993       32,639

Selling and administrative expenses      12,360       11,253        24,333       21,982
                                        -------      -------      --------      -------

     Operating income                     7,399        5,867        13,660       10,657

Interest expense                           --             26            54           52

Interest (income)                          (138)         (21)         (266)         (32)

Other expense                                20            5            52           20
                                        -------      -------      --------      -------

     Income before income taxes           7,517        5,857        13,820       10,617

Income tax expense                        2,849        2,177         5,240        3,962
                                        -------      -------      --------      -------

     Net income                         $ 4,668      $ 3,680      $  8,580      $ 6,655
                                        =======      =======      ========      =======


Earnings per common share

     Basic                                 $.48         $.39          $.89         $.70
                                           ====         ====          ====         ====

     Diluted                               $.47         $.38          $.87         $.68
                                           ====         ====          ====         ====



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                  December 31,     June 30,
                                                          1998           1998
                                                          ----           ----
ASSETS
------

Current Assets
     Cash and cash equivalents                          $ 13,748       $  9,338
     Accounts receivable                                  32,217         33,184
     Inventories                                          25,769         24,958
     Other current assets                                  2,442          2,068
                                                        --------       --------

         Total current assets                             74,176         69,548

Property, plant and equipment, net                        26,941         27,735

Goodwill and other assets, net                            12,750         13,033
                                                        --------       --------

                                                        $113,867       $110,316
                                                        ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Current maturities of long-term debt               $    138       $    190
     Accounts payable                                     12,848         13,689
     Accrued expenses                                     12,617         15,432
                                                        --------       --------

         Total current liabilities                        25,603         29,311

Long-Term Debt                                             1,005          1,005

Other Long-Term Liabilities                                1,291          1,343

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued           --             --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 9,692,767 and 9,634,608
            shares, respectively                          35,962         35,368
     Retained earnings                                    50,006         43,289
                                                        --------       --------

         Total shareholders' equity                       85,968         78,657
                                                        --------       --------

                                                        $113,867       $110,316
                                                        ========       ========



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                Six Months Ended
                                                                 December 31
                                                           ----------------------
                                                             1998           1997
                                                             ----           ----
Cash Flows from Operating Activities
     Net income                                            $ 8,580        $ 6,655
     Non-cash items included in income
           Depreciation and amortization                     2,207          1,977
           Deferred income taxes                                60             60
           Loss on disposition of fixed assets                  52             20

     Changes in operating assets and liabilities
           Accounts receivable                                 967         (1,888)
           Inventories                                        (811)        (2,622)
           Accounts payable and other                       (4,022)          (314)

     Change in liability for discontinued operations            (8)            (7)
                                                           -------        -------

           Net cash flows from operating activities          7,025          3,881
                                                           -------        -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment              (1,294)        (2,292)
     Proceeds from sale of fixed assets                         --             11
                                                           -------        -------

           Net cash flows from investing activities         (1,294)        (2,281)
                                                           -------        -------

Cash Flows from Financing Activities
     Payment of long-term debt                                 (52)           (60)
     Cash dividends paid                                    (1,863)        (1,551)
     Purchase of treasury shares                              (206)           (57)
     Proceeds from issuance of common shares                   800             86
                                                           -------        -------

           Net cash flows from financing activities         (1,321)        (1,582)
                                                           -------        -------

Increase in cash and cash equivalents                        4,410             18

Cash and cash equivalents at beginning of year               9,338          2,612
                                                           -------        -------

Cash and cash equivalents at end of period                 $13,748        $ 2,630
                                                           =======        =======

Supplemental Cash Flow Information
     Interest paid                                         $    56        $    60
     Income taxes paid                                     $ 5,400        $ 3,626



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

     The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 1998, and the results of its operations and its cash flows for the periods ended December 31, 1998 and 1997. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1998 annual report.

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

NOTE 3:  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the quarter ended September 30, 1998. For the periods disclosed, periods ending December 31, 1998 and 1997, comprehensive income is equal to the net income reported.

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

     The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                              Three Months Ended     Six Months Ended
                                                  December 31           December 31
                                               -----------------     ----------------
                                                1998       1997       1998      1997
                                                ----       ----       ----      ----
BASIC EARNINGS PER SHARE
------------------------

     Net income                                $4,668     $3,680     $8,580     $6,655
                                               ======     ======     ======     ======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                 9,682      9,542      9,670      9,533
                                               ======     ======     ======     ======

     Basic earnings per share                  $  .48     $  .39     $  .89     $  .70
                                               ======     ======     ======     ======

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                                $4,668     $3,680     $8,580     $6,655
                                               ======     ======     ======     ======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                 9,682      9,542      9,670      9,533

     Effect of dilutive securities:
         Impact of common shares to
         be issued under stock option
         plans and a deferred compensation
         plan (A) (B)                             191        222        194        202
                                               ------     ------     ------     ------

     Weighted average shares outstanding        9,873      9,764      9,864      9,735
                                               ======     ======     ======     ======

     Diluted earnings per share                $  .47     $  .38     $  .87     $  .68
                                               ======     ======     ======     ======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 6,799 common shares and 500 common shares during the quarters ended December 31, 1998 and 1997, respectively, and 3,399 common shares and 14,716 common shares during the six month periods ended December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5:  INVENTORIES

     Inventories consist of the following (in thousands):


                                  December 31, 1998        June 30, 1998
                                  -----------------        -------------

          Raw Materials               $12,748                 $12,192

          Work-in-Process and
            Finished Goods             13,021                  12,766
                                      -------                 -------

                                      $25,769                 $24,958
                                      =======                 =======

NOTE 6:  CASH DIVIDENDS

     The Company paid cash dividends of $1,863,000 and $1,551,000 in the six month periods ended December 31, 1998 and 1997, respectively. In January 1999, the Company's Board of Directors declared a $.0675 per share regular quarterly cash dividend ($678,000) payable on February 16, 1999 to shareholders of record February 9, 1999.

NOTE 7:  SHAREHOLDERS' EQUITY

     The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. As of December 31, 1998 a total of 44,660 common shares at a cost of $672,891 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 8:  SUBSEQUENT EVENT

     The Company acquired the outstanding common and preferred stock of both Mid-West Chandelier Company and Fairfax Lighting Co. on January 1, 1999. Total purchase price for the two companies was approximately $16 million ($12 million for Mid-West and $4 million for Fairfax) consisting of $8 million in cash and 357,143 common shares of LSI Industries. In addition, a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. The new subsidiary, LSI MidWest Lighting Inc., will continue to operate in Kansas City, Kansas as a manufacturer of a broad line of fluorescent lighting fixtures for the retail and commercial markets. The acquisition will be accounted for as a purchase, effective on the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                    Three Months Ended        Six Months Ended
                                        December 31              December 31
                                  --------------------      -------------------
                                    1998         1997         1998       1997
                                    ----         ----         ----       ----

     Image Group                  $40,628      $35,034     $ 78,584     $66,833
     Commercial / Industrial
       Lighting Group              15,431       12,720       30,889      24,878
                                  -------      -------     --------     -------

                                  $56,059      $47,754     $109,473     $91,711
                                  =======      =======     ========     =======

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

         Net sales of $56,059,000 in the second quarter of fiscal 1999 increased 17% over fiscal 1998 second quarter net sales of $47,754,000. Commercial / Industrial Lighting Group net sales increased 21% and Image Group net sales increased 16% in the second quarter of fiscal 1999 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted from growth in substantially all markets and from inclusion of the results of LSI Marcole (acquired February 1998; approximately 1% of sales in FY
1999). The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, graphics, and quick service restaurant. Net sales of the Image Group to the petroleum / convenience store market represented 45% and 47% of net sales in the second quarter of fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $19,759,000 increased 15% over last year's second quarter gross profit of $17,120,000, and decreased as a percentage of net sales to 35.2% in fiscal year 1999 as compared to 35.9% in the prior year. The increase in amount of gross profit is due primarily to the 17% increase in net sales. The decrease in gross profit percentage is primarily related to lower margins in the graphics product lines in the Image Group and to the lower gross margin of the acquired business of LSI Marcole. Selling and administrative expenses increased to $12,360,000 from $11,253,000 primarily as a result of increased sales volume. As a percentage of net sales, selling and administrative expenses were at 22.0% in the second quarter of fiscal 1999 as compared to 23.6% in the prior year.

         The Company reported net interest income of $138,000 in the second quarter of fiscal 1999 as compared to net interest expense of $5,000 in fiscal 1998 reflective of an increased amount short-term cash investments. The Company's effective tax rate increased to 37.9% in the second quarter of fiscal 1999 as compared to 37.2% in fiscal 1998 primarily due to increased provision of state and local income tax.

         Net income of $4,668,000 increased 27% over $3,680,000 in the second quarter of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 1999 as compared to 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share earnings of $0.47 increased 24% in the second quarter of fiscal 1999 from $0.38 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the second quarter of fiscal 1999 to 9,873,000 shares from 9,764,000 shares in 1998 primarily as a result of stock options.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and/or disclosures. See Note 2 to these financial statements for additional discussion.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1997

         Net sales of $109,473,000 in the first half of fiscal 1999 increased 19% over fiscal 1998 first half net sales of $91,711,000. Commercial / Industrial Lighting Group net sales increased 24% and Image Group net sales increased 18% in the first half of fiscal 1999 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted from growth in substantially all markets and from inclusion of the results of LSI Marcole (acquired February 1998; approximately 2% of sales in FY 1999). The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, graphics, and quick service restaurant. Net sales of the Image Group to the petroleum / convenience store market represented 46% and 47% of net sales in the first half of fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $37,993,000 increased 16% over last year's first half gross profit of $32,639,000, and decreased as a percentage of net sales to 34.7% in fiscal year 1999 as compared to 35.6% in the prior year. The increase in amount of gross profit is due primarily to the 19% increase in net sales. The decrease in gross profit percentage is primarily related to slightly lower margins in the graphics product lines in the Image Group and to the lower gross margin of the acquired business of LSI Marcole. Selling and administrative expenses increased to $24,333,000 from $21,982,000 primarily as a result of increased sales volume. As a percentage of net sales, selling and administrative expenses were at 22.2% in the second quarter of fiscal 1999 as compared to 24.0% in the prior year.

         The Company reported net interest income of $212,000 in the first half of fiscal 1999 as compared to net interest expense of $20,000 in fiscal 1998 reflective of an increased amount short-term cash investments. The Company's effective tax rate increased to 37.9% in the first half of fiscal 1999 as compared to 37.3% in fiscal 1998 primarily due to increased provision of state and local income tax.

         Net income of $8,580,000 increased 29% over $6,655,000 in the first half of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 1999 as compared to 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share earnings of $0.87 increased 28% in the first half of fiscal 1999 from $0.68 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the first half of fiscal 1999 to 9,864,000 shares from 9,735,000 shares in 1998 primarily as a result of stock options.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998 the Company had working capital of $48.6 million, compared to $40.2 million at June 30, 1998. The ratio of current assets to current liabilities increased to 2.90 to 1 from 2.37 to 1. The increased working capital is primarily attributed to increased cash and inventories, and decreased accrued expenses and accounts payable, partially offset by decreased accounts receivable.

         The Company generated $7.0 million of cash from operating activities in the first half of fiscal 1999 as compared to $3.9 million fiscal 1998. The Company generated more cash in the first half of fiscal 1999 primarily due to increased net income, reduction of accounts receivable, and a lesser increase in inventories, partially offset by significantly greater decreases in accounts payable and accrued expenses. As of December 31, 1998, the Company's days sales outstanding were at approximately 55 days, consistent with the June 30, 1998 DSO statistic. Accrued expenses decreased significantly reflective of first half payments related to the Company's compensation and retirement plans, and accounts payable decreased in line with the flow of inventory replenishment.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $24 million, all of which was available as of January 25, 1999. These lines of credit are unsecured and expire in the third quarter of fiscal 1999. The Company is currently in renewal negotiations and expects to establish lines of credit under favorable terms and borrowing rates. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $1.3 million in the first half of fiscal 1999 compare to $2.3 million in the prior year. Capital expenditures totaling approximately $7 million are planned for fiscal 1999, exclusive of business acquisitions.

         As discussed in Note 8 to the financial statements, the Company completed the acquisition of two companies effective January 1, 1999. Total purchase price for the two companies was approximately $16 million, consisting of $8 million in cash and 357,143 common shares of LSI Industries. The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The Company continues to invest excess cash in high-grade short-term cash investments, although at lesser amounts following the acquisition.

         In January 1999, the Board of Directors declared a regular quarterly cash dividend of $.0675 per share ($678,000) to be paid February 16, 1999 to shareholders of record on February 9, 1999.

         The Company has completed its review of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. No systems or equipment critical to operation of the business have been identified as having a year 2000 deficiency. The review has extended to major suppliers and customers, and this element of the review is expected to be completed by September 30, 1999. The Company does not anticipate material costs to be incurred to modify or replace any affected systems. The Company anticipates completion of this process prior to September 30, 1999. The Company has not to date developed any contingency plans related to its major suppliers. Such plans will depend upon the responses from major suppliers in the event any of them should fail to become year 2000 compliant.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
-----------------------------------------------------------

         At the Company's Annual Meeting of Shareholders held November 12, 1998, the following actions were taken by shareholders:

         4.1 All persons nominated as Class B Directors were elected with the votes for each person being:

   ----------------------------------------------------------------------
                                                    Shares - Withheld
                Name              Shares For            Authority
   ----------------------------------------------------------------------
   Allen L. Davis                  8,810,957              9,747
   ----------------------------------------------------------------------
   James P. Sferra                 8,805,942             14,762
   ----------------------------------------------------------------------

         4.2 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1999 was ratified by the following vote:

--------------------------------------------------------------------------------
    Shares For      Shares Against      Shares Abstained      Broker Non-Votes
--------------------------------------------------------------------------------
    8,806,877           6,087                7,740                  None
--------------------------------------------------------------------------------


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


January 28, 1999