Form 10-Q
period 1999-03-31
LSI INDUSTRIES INC
filed 1999-05-12
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

YES  X           NO
    ---             ---


Common Shares, no par value.  Shares outstanding at May 5, 1999:  10,137,952

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                      FOR THE QUARTER ENDED MARCH 31, 1999
                      ------------------------------------

                                      INDEX
                                      -----

                                                                       Begins on
                                                                          Page
                                                                          ----

PART I.  Financial Information
         ---------------------

       ITEM 1.        Financial Statements

                      Consolidated Income Statements.................      3
                      Consolidated Balance Sheets....................      4
                      Consolidated Statements of Cash Flows..........      5

                      Notes to Financial Statements..................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations................................      9

PART II.  Other Information

       ITEM 2.        Change in Securities...........................     12

       ITEM 6.        Exhibits and Reports on Form 8-K...............     12

Signatures            ...............................................     13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                                 March 31                  March 31
                                        ------------------------      ------------------------
(in thousands, except per                  1999           1998          1999           1998
share data; unaudited)                     ----           ----          ----           ----

Net sales                               $  53,408      $  43,386      $ 162,881      $ 135,097

Cost of products sold                      36,399         29,669        107,879         88,741
                                        ---------      ---------      ---------      ---------

     Gross profit                          17,009         13,717         55,002         46,356

Selling and administrative expenses        12,109         10,579         36,442         32,561
                                        ---------      ---------      ---------      ---------

     Operating income                       4,900          3,138         18,560         13,795

Interest expense                               61             34            115             86

Interest (income)                            (116)           (40)          (382)           (72)

Other expense                                  (5)            46             47             66
                                        ---------      ---------      ---------      ---------

     Income before income taxes             4,960          3,098         18,780         13,715

Income tax expense                          1,877          1,181          7,117          5,143
                                        ---------      ---------      ---------      ---------

     Net income                         $   3,083      $   1,917      $  11,663      $   8,572
                                        =========      =========      =========      =========


Earnings per common share

     Basic                              $     .31      $     .20      $    1.19      $     .90
                                        =========      =========      =========      =========

     Diluted                            $     .30      $     .20      $    1.17      $     .88
                                        =========      =========      =========      =========



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands, except share amounts)                            March 31,               June 30,
                                                                  1999                    1998
                                                                  ----                    ----
ASSETS
------

Current Assets
     Cash and cash equivalents                                   $ 11,377              $    9,338
     Accounts receivable                                           32,586                  33,184
     Inventories                                                   27,542                  24,958
     Other current assets                                           2,888                   2,068
                                                               ----------               ---------

         Total current assets                                      74,393                  69,548

Property, plant and equipment, net                                 31,698                  27,735

Goodwill and other assets, net                                     20,193                  13,033
                                                                ---------                --------

                                                                 $126,284                $110,316
                                                                 ========                ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Current maturities of long-term debt                      $      219             $       190
     Accounts payable                                              13,810                  13,689
     Accrued expenses                                              12,700                  15,432
                                                                ---------                --------

         Total current liabilities                                 26,729                  29,311

Long-Term Debt                                                      1,428                   1,005

Other Long-Term Liabilities                                         1,355                   1,343

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued                      --                      --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,081,367 and 9,634,608
            shares, respectively                                   44,361                  35,368
     Retained earnings                                             52,411                  43,289
                                                                ---------               ---------

         Total shareholders' equity                                96,772                  78,657
                                                                ---------               ---------

                                                                 $126,284                $110,316
                                                                =========               =========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


(In thousands)                                                 Nine Months Ended
                                                                    March 31
                                                          ----------------------------
                                                             1999              1998
                                                             ----              ----
Cash Flows from Operating Activities
     Net income                                             $ 11,663         $  8,572
     Non-cash items included in income
           Depreciation and amortization                       3,366            3,166
           Deferred income taxes                                  90               90
           Loss on disposition of fixed assets                    47               66

     Changes in operating assets and liabilities
           Accounts receivable                                 2,410             (456)
           Inventories                                          (286)          (2,982)
           Accounts payable and other                         (3,904)          (1,395)

     Change in liability for discontinued operations             (97)              (9)
                                                            --------         --------

           Net cash flows from operating activities           13,289            7,052
                                                            --------         --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                (3,069)          (3,403)
     Proceeds from sale of fixed assets                            3               11
     Acquisition of businesses, net of cash acquired          (6,059)            (712)
                                                            --------         --------

           Net cash flows from investing activities           (9,125)          (4,104)
                                                            --------         --------

Cash Flows from Financing Activities
     Payment of long-term debt                                (1,145)            (417)
     Increase in long-term debt                                  569               --
     Cash dividends paid                                      (2,542)          (2,148)
     Purchase of treasury shares                                (205)              42
     Proceeds from issuance of common shares                   1,198              201
                                                            --------         --------

           Net cash flows from financing activities           (2,125)          (2,322)
                                                            --------         --------

Increase (decrease) in cash and cash equivalents               2,039              626

Cash and cash equivalents at beginning of year                 9,338            2,612
                                                            --------         --------

Cash and cash equivalents at end of period                  $ 11,377         $  3,238
                                                            ========         ========

Supplemental Cash Flow Information
     Interest paid                                          $    125         $    112
     Income taxes paid                                      $  8,311         $  6,204


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1998 annual report.

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

NOTE 3:  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the quarter ended September 30, 1998. For the periods disclosed, periods ending March 31, 1999 and 1998, comprehensive income is equal to the net income reported.

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

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                    Three Months Ended            Nine Months Ended
                                                       March 31                       March 31
                                                  ----------------------        ----------------------
                                                   1999           1998          1999           1998
                                                   ----           ----          ----           ----

BASIC EARNINGS PER SHARE
------------------------

     Net income                                   $ 3,083        $ 1,917        $11,663        $ 8,572
                                                  =======        =======        =======        =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                    10,062          9,557          9,799          9,541
                                                  =======        =======        =======        =======

     Basic earnings per share                     $   .31        $   .20        $  1.19        $   .90
                                                  =======        =======        =======        =======

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                                   $ 3,083        $ 1,917        $11,663        $ 8,572
                                                  =======        =======        =======        =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                    10,062          9,557          9,799          9,541

     Effect of dilutive securities:
         Impact of common shares to
         be issued under stock option
         plans and a deferred compensation
         plan (A)(B)                                  170            255            186            220
                                                  -------        -------        -------        -------

     Weighted average shares outstanding           10,232          9,812          9,985          9,761
                                                  =======        =======        =======        =======

     Diluted earnings per share                   $   .30        $   .20        $  1.17        $   .88
                                                  =======        =======        =======        =======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 25,763 common shares and 500 common shares during the quarters ended March 31, 1999 and 1998, respectively, and 10,745 common shares and 2,361 common shares during the nine month periods ended March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):


                                                   March 31, 1999                 June 30, 1998
                                                   --------------                 -------------

                  Raw Materials                        $12,270                        $12,192

                  Work-in-Process and
                    Finished Goods                      15,272                         12,766
                                                       -------                        -------

                                                       $27,542                        $24,958
                                                       =======                        =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $2,542,000 and $2,148,000 in the nine month periods ended March 31, 1999 and 1998, respectively. In April 1999, the Company's Board of Directors declared a $.0675 per share regular quarterly cash dividend ($681,000) payable on May 18, 1999 to shareholders of record May 11, 1999.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. As of March 31, 1999 a total of 44,177 common shares at a cost of $671,733 were held in the Plan, and, accordingly, have been recorded as treasury shares.

NOTE 8:  SUBSEQUENT EVENT

         The Company acquired substantially all of the assets and the business of Retail Graphics, Inc., including its newly constructed facility in Woonsocket, Rhode Island on April 9, 1999. Total consideration for this purchase was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of LSI Industries valued at $825,000. In addition, a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and LSI common shares, could be earned during the first two years after acquisition. The new subsidiary, LSI Retail Graphics Inc. is engaged in the business of designing, fabricating, selling, and installing decorative graphics elements and interior signs for retail store environments. Results of Retail Graphics will be included in the Company's Image Group. The acquisition will be accounted for as a purchase, effective on the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                       March 31                           March 31
                                              -------------------------          ------------------------

                                               1999              1998              1999            1998
                                               ----              ----              ----            ----

     Image Group                              $36,143           $32,313          $114,727        $ 99,146
     Commercial/Industrial
       Lighting Group                          17,265            11,073            48,154          35,951
                                              -------           -------          --------        --------

                                              $53,408           $43,386          $162,881        $135,097
                                              =======           =======          ========        ========

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         Net sales of $53,408,000 in the third quarter of fiscal 1999 increased 23% over fiscal 1998 third quarter net sales of $43,386,000. Commercial / Industrial Lighting Group net sales increased 56% and Image Group net sales increased 12% in the third quarter of fiscal 1999 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted from growth by all operations in substantially all markets. Additionally, a portion of the increase is from inclusion of the results of both LSI Marcole and LSI MidWest Lighting (acquired February 1998 and January 1999, respectively; totaling approximately 11% of net sales in FY 1999 versus 1% of net sales in FY
1998). The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, graphics, and quick service restaurant. Net sales of the Image Group to the petroleum / convenience store market represented 42% and 50% of net sales in the third quarter of fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $17,009,000 increased 24% over last year's third quarter gross profit of $13,717,000, and increased as a percentage of net sales to 31.8% in fiscal year 1999 as compared to 31.6% in the prior year. The increase in amount of gross profit is due primarily to the 23% increase in net sales. Selling and administrative expenses increased to $12,109,000 from $10,579,000 primarily as a result of increased sales volume. As a percentage of net sales, selling and administrative expenses were at 22.7% in the third quarter of fiscal 1999 as compared to 24.4% in the prior year due primarily to operating efficiencies at the higher sales volume.

         The Company reported net interest income of $55,000 in the third quarter of fiscal 1999 as compared to net interest income of $6,000 in fiscal 1998 reflective of an increased amount of short-term cash investments. The Company's effective tax rate was reduced to 37.8% in the third quarter of fiscal 1999 as compared to 38.1% in fiscal 1998 primarily due to decreased provision of state and local income tax.

         Net income of $3,083,000 increased 61% over $1,917,000 in the third quarter of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 1999 as compared to 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $0.30 increased 50% in the third quarter of fiscal 1999 from $0.20 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 4% in the third quarter of fiscal 1999 to 10,232,000 shares from 9,812,000 shares in 1998. This increase resulted primarily from the acquisition of LSI MidWest Lighting in January 1999 as well as the effect of stock options.

         A certain recently issued accounting pronouncement could affect the Company's future financial statements and / or disclosures. See Note 2 to these financial statements for additional discussion.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

         Net sales of $162,881,000 in the first nine months of fiscal 1999 increased 21% over nine month fiscal 1998 net sales of $135,097,000. Commercial / Industrial Lighting Group net sales increased 34% and Image Group net sales increased 16% in the first nine months of fiscal 1999 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted from growth by all operations in substantially all markets. Additionally, a portion of the increase is from inclusion of the results of both LSI Marcole and LSI MidWest Lighting (acquired February 1998 and January 1999, respectively; totaling approximately 5% of net sales in FY 1999 versus less than 1% of net sales in FY 1998). The increase in Image Group sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, graphics, and quick service restaurant. Net sales of the Image Group to the petroleum / convenience store market represented 42% and 50% of net sales in the first nine months of fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $55,002,000 increased 19% over last year's nine month gross profit of $46,356,000, and decreased as a percentage of net sales to 33.8% in fiscal year 1999 as compared to 34.3% in the prior year. The increase in amount of gross profit is due primarily to the 21% increase in net sales. The decrease in gross profit percentage is primarily related to slightly lower margins in the graphics product lines in the Image Group and to the lower gross margin of the acquired businesses. Selling and administrative expenses increased to $36,442,000 from $32,561,000 primarily as a result of increased sales volume. As a percentage of net sales, selling and administrative expenses were at 22.4% in the first nine months of fiscal 1999 as compared to 24.1% in the prior year due primarily to operating efficiencies at the higher sales volume.

         The Company reported net interest income of $267,000 in the first nine months of fiscal 1999 as compared to net interest expense of $14,000 in fiscal 1998 reflective of an increased amount of short-term cash investments. The Company's effective tax rate increased to 37.9% in the first nine months of fiscal 1999 as compared to 37.5% in fiscal 1998 primarily due to increased provision of state and local income tax.

         Net income of $11,663,000 increased 36% over $8,572,000 in the first nine months of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of net interest income in fiscal 1999 as compared to net interest expense in fiscal 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $1.17 increased 33% in the first nine months of fiscal 1999 from $0.88 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in the first nine months of fiscal 1999 to 9,985,000 shares from 9,761,000 shares in 1998. The increase resulted primarily from the result of stock options and from stock issued for the acquisition of LSI MidWest Lighting.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company had working capital of $47.7 million, compared to $40.2 million at June 30, 1998. The ratio of current assets to current liabilities increased to 2.78 to 1 from 2.37 to 1. The increased working capital is primarily attributed to increased cash, inventories, and other assets, and to decreased accrued expenses, partially offset by decreased accounts receivable.

         The Company generated $13.3 million of cash from operating activities in the first nine months of fiscal 1999 as compared to $7.1 million in the same period of fiscal 1998. The Company generated more cash in the first nine months of fiscal 1999 primarily due to increased net income, reduction of accounts receivable, and a lesser increase in inventories, partially offset by significantly greater decreases in accounts payable and accrued expenses. As of March 31, 1999, the Company's days sales outstanding were at approximately 55 days, consistent with the June 30, 1998 DSO statistic. Accrued expenses decreased significantly reflective of payments related to the Company's compensation and retirement plans.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two revolving lines of credit totaling $24 million, all of which was available as of May 4, 1999. These lines of credit are unsecured and expire in the fourth quarter of fiscal 1999. The Company is currently in renewal negotiations and expects to establish lines of credit under favorable terms and borrowing rates. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 1999 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $3.1 million in the first nine months of fiscal 1999 compare to $3.4 million in the prior year. Capital expenditures totaling approximately $5 million are planned for fiscal 1999, exclusive of business acquisitions.

         As discussed in Note 8 to the financial statements, the Company completed the acquisition of an interior graphics business effective April 9, 1999. Total purchase price for the business was approximately $3.3 million, consisting of $2.5 million in cash and 47,578 common shares of LSI Industries. The acquisition provides for a contingent "earn-out" having a maximum value of $.6 million, payable in similar percentages of cash and LSI Common Shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. An additional approximate $1 million of cash was used immediately following the acquisition to reduce acquired liabilities.

         Additionally, the Company completed the acquisition of two fluorescent lighting companies effective January 1, 1999. Total purchase price for these two companies was approximately $16 million, consisting of $8 million in cash and 357,143 common shares of LSI Industries. The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. An additional approximate $1 million cash was used immediately following the acquisition to reduce acquired liabilities. The Company continues to invest excess cash in high-grade short-term cash investments, although at lesser amounts following the acquisition.

         In April 1999, the Board of Directors declared a regular quarterly cash dividend of $.0675 per share ($681,000) to be paid May 18, 1999 to shareholders of record on May 11, 1999.

         The Company has completed its review of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. No systems or equipment critical to operation of the business have been identified as having a year 2000 deficiency, and therefore the Company has not yet developed any contingency plans. The review has extended to major suppliers and customers, and this element of the review is expected to be completed by September 30, 1999. The Company does not anticipate material costs to be incurred to modify or replace any affected systems. The Company anticipates completion of this process prior to September 30, 1999. The Company has not to date developed any contingency plans related to its major suppliers. Such plans will depend upon the responses from major suppliers in the event any of them should fail to become year 2000 compliant.

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


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.  CHANGE IN SECURITIES
-----------------------------

         c) During the quarterly period ended March 31, 1999, the Company issued 357,143 Common Shares to six owners of the two companies which were acquired. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4(2) of that Act.

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

May 11, 1999