Form 10-K405
period 1999-06-30
LSI INDUSTRIES INC
filed 1999-09-27
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999.

                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 10, 1999 was approximately $214,544,000, based on a closing price of $23.25. At September 10, 1999 there were 10,175,306 shares of no par value Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement filed with the Commission for its 1999 annual meeting are incorporated by reference in Part III, as specified.

                               LSI INDUSTRIES INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                -----------------


                                                                                         Begins on
                                                                                            Page
                                                                                            ----

                                     PART I

ITEM 1.  BUSINESS........................................................................    1
ITEM 2.  PROPERTIES......................................................................    2
ITEM 3.  LEGAL PROCEEDINGS...............................................................    3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS.................................................................    3


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDERS' MATTERS...........................................    4
ITEM 6.  SELECTED FINANCIAL DATA.........................................................    4
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.....................................    4
ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................    4
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................    4
ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE....................................................    5


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................    5
ITEM 11. EXECUTIVE COMPENSATION..........................................................    5
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT..........................................................    5
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................    5


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON
                 FORM 8-K................................................................    5


SIGNATURES...............................................................................    7



                                     PART I
                                     ------

ITEM 1. BUSINESS

         The Company's two business segments are the Image Group and the Commercial / Industrial Lighting Group. Sales by segment are as follows (in thousands):
                                         1999          1998         1997
                                         ----          ----         ----

         Image Group                   $159,277      $138,886     $101,562
         Commercial / Industrial
              Lighting Group             68,512        50,253       43,180
                                       --------      --------     --------
         Total                         $227,789      $189,139     $144,742
                                       ========      ========     ========

         The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics (acquired in the fourth quarter of fiscal year 1999). The Commercial / Industrial Lighting Group manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting (acquired in the third quarter of fiscal year 1999). The Company's most significant market is the petroleum / convenience store market with approximately 43%, 49% and 50% of net sales concentrated in this market in the fiscal years ended June 30, 1999, June 30, 1998, and June 30, 1997, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-13 of this Form 10-K for additional information on business segments.

         The Company completed the acquisition of Mid-West Chandelier Company and Fairfax Lighting, Inc., two privately owned manufacturers of interior fluorescent lighting fixtures, effective January 1, 1999. For financial statement purposes these acquisitions were accounted for as purchases with operating results of LSI MidWest Lighting first included in the Company's third quarter fiscal 1999 results in the Commercial / Industrial Lighting Group. The total purchase price for the two companies was $16,000,000, exclusive of acquisition costs, consisting of $8,000,000 in cash and 357,143 common shares of the Company (valued at $8,000,000). The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $7.7 million, which is recorded as goodwill.

         On April 9, 1999, the Company acquired substantially all assets and assumed certain liabilities of Retail Graphics, Inc., a privately owned manufacturer of interior graphics primarily for the retail store market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of LSI Retail Graphics first included in the Company's fourth quarter fiscal 1999 results in the Image Group. The total purchase price for the business, exclusive of acquisition costs, was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of the Company (valued at $825,000). The acquisition provides for a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and common shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $3.2 million, which is recorded as goodwill. See
Note 11 of Notes to Consolidated Financial Statements beginning on page S-20 of this Form 10-K for additional information on these acquisitions.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. The Company had a backlog of orders, believed by it to be firm, of $27.2 million and $13.9 million at June 30, 1999 and 1998, respectively. All orders are believed to be shippable within twelve months.

         The Company has approximately 1,500 full-time and 200 temporary employees. The Company has a comprehensive compensation and benefit program for most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

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

ITEM 2. PROPERTIES

         The Company has nine facilities:

         Description                     Size                  Location          Status
         -----------                     ----                  --------          ------
    1)   LSI Industries Corporate    225,000 sq. ft.,       Cincinnati, OH        Owned
         Headquarters, and           (includes 38,000
         lighting fixture and        sq. ft. of office
         graphics manufacturing      space)

    2)   LSI Industries pole         131,000 sq. ft.        Cincinnati, OH        Owned
         manufacturing and dry
         powder-coat painting


    3)   LSI Metal Fabrication          99,000 sq. ft.                 Independence, KY        Owned
         and LSI Images manu-           (includes 5,000
         facturing and dry              sq. ft. of office
         powder-coat painting           space)

    4)   SGI Integrated Graphic         198,000 sq. ft.                Houston, TX             Leased
         Systems office; screen         (includes 34,000
         printing manufacturing;        sq. ft. of office space)
         and architectural graphics
         manufacturing

    5)   Greenlee Lighting office       40,000 sq. ft.                 Dallas, TX              Leased
         and manufacturing              (includes 4,000 sq. ft.
                                        of office space)

    6)   Grady McCauley office          132,000 sq. ft.                North Canton, OH        Owned
         and manufacturing              (includes 20,000
                                        sq. ft. of office space
                                        and 12,000 sq. ft.
                                        of leased warehouse
                                        space)

    7)   LSI Marcole office and         38,000 sq. ft.                 Manchester, TN          Owned
         manufacturing of electrical    (includes 4,000 sq. ft.
         wire harnesses; contract       of office space)
         assembly services

    8)   LSI MidWest Lighting           137,000 sq. ft.                Kansas City, KS         Owned
         office and manufacturing       (includes 6,000 sq. ft.
                                        of office space)

    9)   LSI Retail Graphics office     27,000 sq. ft.                 Woonsocket, RI          Owned
         and manufacturing              (includes 5,000 sq. ft.
                                        of office space and
                                        6,000 sq. ft. of leased
                                        warehouse space)


The Company considers these facilities adequate for its current level of operations, however it plans to expand two facilities in Ohio and its Kentucky facility in fiscal 2000 to add capacity for future growth.

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

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

                Common share information appears in Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under "Range of share prices" on page S-22 of this Form 10-K. Information related to "Earnings per share from continuing operations" and "Cash dividends paid per share" appears in SELECTED FINANCIAL DATA on page S-23 of this Form 10-K.

                The Company's policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 10% and 20% of the then current fiscal year net income forecast. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend that, in conjunction with the regularly quarterly cash dividends, would achieve a target payout ratio of between 20% and 40% of reported net income. The Company has paid annual dividends since fiscal 1987 and quarterly dividends since fiscal 1995.

                During the quarterly period ended June 30, 1999, the Company issued 47,578 Common Shares to the owner of a company which was acquired. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4(2) of that Act.

                At August 21, 1999, there were 395 shareholders of record. The Company believes this represents approximately 3,800 beneficial shareholders. The Company's common shares are traded on the Nasdaq National Market under the symbol LYTS.

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

ITEM 7A.        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                See ITEM 1. BUSINESS on page 1 and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, the information set forth in NOTE 1 under "Fair value of financial instruments" beginning on page S-11 of this Form 10-K in the Company's fiscal year 1999 consolidated financial statements is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                          Begins
Index to Financial Statements                                            on Page
                                                                         -------

         Financial Statements:
                Report of Independent Public Accountants                   S-5

                Consolidated Income Statements for the years
                   ended June 30, 1999, 1998 and 1997                      S-6
                Consolidated Balance Sheets at June 30, 1999 and 1998      S-7
                Consolidated Statements of Shareholders' Equity for
                   the years ended June 30, 1999, 1998 and 1997            S-9
                Consolidated Statements of Cash Flows for the
                   years ended June 30, 1999, 1998 and 1997                S-10
                Notes to Consolidated Financial Statements                 S-11


         Financial Statement Schedules:

                II -    Valuation and Qualifying Accounts for the        S-24
                        years ended June 30, 1999, 1998 and 1997

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data appears on page S-22 in
         NOTE 12 of the accompanying consolidated financial statements.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 11, 1999, as filed with the Commission pursuant to Regulation 14A.

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

                 10K-96      =   Annual Report on Form 10-K for the fiscal year
                                 ended June 30, 1996

                 S-3 (96)    =   Form S-3 Registration Statement No. 33-65043

                 S-8 (95-1)  =   Form S-8 Registration Statement No. 33-64721
                                 for the LSI Industries Inc. 1995 Stock Option
                                 Plan

                 S-8 (95-2)  =   Form S-8 Registration Statement No. 33-64723
                                 for the LSI Industries Inc. 1995 Directors'
                                 Stock Option Plan

                 or filed herewith where so noted.



                              EXHIBIT INDEX
                              -------------

Current
Form 10-K                                                             Report/        Exhibit
Exhibit No.                Description of Exhibit                     Document        Number
-----------                ----------------------                     --------        ------




      3.1      Articles of Incorporation of LSI Industries Inc.       S-3 (96)         3.1

      3.2      Code of Regulations of LSI Industries Inc.             S-3 (96)         3.2

        4      Instruments Defining the Rights of                     -
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


       22      Subsidiaries of the Registrant                         Filed herewith

       23      Consent of Independent Public Accountants              Filed herewith

       24      Powers of Attorney (5)                                 Filed herewith

       27      Financial Data Schedule                                Filed herewith


        - The Company has no outstanding issue or indebtedness exceeding 10% of the Company's assets on a consolidated basis. A copy of the instruments defining the right of security holders will be furnished to the Commission upon request.

(b) Form 8-K:

         There have been no reports on Form 8-K filed during the last quarter of fiscal year 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LSI INDUSTRIES INC.
                                                   -------------------


     September 24, 1999                  BY: /s/ Robert J. Ready
-------------------------------             -----------------------------------
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


Signature                                 Title
---------                                 -----


/s/ Robert J. Ready                       Chairman of the Board, Chief Executive
-----------------------------------       Officer, and President
Robert J. Ready                           (Principal Executive Officer)
       Date:    September 24, 1999
            -----------------------

/s/ Ronald S. Stowell                     Vice President, Chief Financial Officer, and
-----------------------------------       Treasurer
Ronald S. Stowell                         (Principal Financial and Accounting Officer)
       Date:    September 24, 1999
            -----------------------

*Michael J. Burke                         Director
-----------------------------------
Michael J. Burke

*Allen L. Davis                           Director
-----------------------------------
Allen L. Davis

*Wilfred T. O'Gara                        Director
-----------------------------------
Wilfred T. O'Gara

*James P. Sferra                          Secretary; Executive Vice President
-----------------------------------       - Manufacturing; and Director
James P. Sferra

*John N. Taylor, Jr.                      Director
-----------------------------------
John N. Taylor, Jr.


*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 24, 1999, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.


     September 24, 1999                     By: /s/ Ronald S. Stowell
-----------------------------                  ----------------------
Date                                                Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES BY BUSINESS SEGMENT
   (In thousands)                         1999         1998        1997
                                        --------     --------    --------

         Image Group                    $159,277     $138,886    $101,562
         Commercial / Industrial
                Lighting Group            68,512       50,253      43,180
                                        --------     --------    --------

                                        $227,789     $189,139    $144,742
                                        ========     ========    ========

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Net sales of $227,789,000 in fiscal 1999 increased 20% over fiscal 1998 net sales of $189,139,000. Results of the Image Group in fiscal 1999 include the operations of LSI Retail Graphics (acquired April 1999; less than 1% of net sales in fiscal 1999). Results of the Commercial / Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 4% of net sales in fiscal 1999). Commercial / Industrial Lighting Group net sales increased 36% and Image Group net sales increased 15% in fiscal 1999 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted from growth in substantially all markets and from inclusion of the results of LSI MidWest Lighting. The increase in Image Group net sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, quick service restaurant, and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics. Net sales of the Image Group to the petroleum / convenience store market represented 43% and 49% of net sales in fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $77,108,000 increased 20% over last year's gross profit of $64,480,000, and decreased as a percentage of net sales to 33.9% in fiscal year 1999 as compared to 34.1% in the prior year. The increase in amount of gross profit is due primarily to the 20% increase in net sales. The decrease in gross profit percentage is primarily related to slightly lower margins from businesses acquired in fiscal 1999. Selling and administrative expenses increased to $49,880,000 from $44,286,000 primarily as a result of increased sales volume and the addition of the acquired businesses. As a percentage of net sales, selling and administrative expenses were at 21.9% in fiscal 1999 as compared to 23.4% in the prior year.

         The Company reported net interest income of $253,000 in fiscal 1999 as compared to net interest income of $37,000 in fiscal 1998 primarily reflective of an increased amount of short-term cash investments. The Company's effective tax rate increased to 37.6% in fiscal 1999 as compared to 37.5% in fiscal 1998 primarily due to increased amortization of goodwill which is not deductible for tax purposes.

         Net income of $17,101,000 increased 36% over $12,587,000 in fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 1999 as compared to 1998, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $1.70 increased 32% in fiscal 1999 from $1.29 per share in fiscal 1998. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 3% in fiscal 1999 to 10,088,000 shares from 9,790,000 shares in 1998 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.

         Certain recently issued accounting pronouncements will affect the Company's future financial statements and / or disclosures. See Note 1 to the accompanying consolidated financial statements for additional discussion.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

         At June 30, 1999 the Company had working capital of $49.6 million, compared to $40.2 million at June 30, 1998. The ratio of current assets to current liabilities increased to 2.56 to 1 from 2.37 to 1. The increased working capital is primarily attributed to increased cash and receivables, partially offset by increases in accounts payable and accrued expenses.

         The Company generated $21.9 million of cash from operating activities in fiscal 1999 as compared to $14.3 million fiscal 1998. The Company generated more net cash flows from operating activities in fiscal 1999 primarily due to increased net income, reduction of inventories, and a lesser increase in accounts receivable, partially offset by a decrease in accounts payable and less of an increase in accrued expenses, net of effects of acquisitions. As of June 30, 1999, the Company's days sales outstanding were at approximately 54 days, decreased from the June 30, 1998 statistic of 55 days. Essentially all current assets and current liabilities increased as of June 30, 1999 as compared to June 30, 1998 due to growth of the business and due to the two acquisitions made in the second half of fiscal 1999.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of August 24, 1999. A $12 million line of credit expires in the fourth quarter of fiscal 2000. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2002 with an annual renewal in the fourth quarter of fiscal 2000. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2000 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Excluding the acquisitions of LSI MidWest Lighting and LSI Retail Graphics in fiscal 1999 and LSI Marcole in fiscal 1998, capital expenditures of $4.5 million in fiscal 1999 compare to $4.1 million in the prior year. Spending in fiscal year 1999 was primarily related to expansion of the Company's graphics capabilities, initial capitalization of Company-wide enterprise resource planning software, and tooling for new products. Capital expenditures totaling approximately $8 million are planned for fiscal 2000, exclusive of business acquisitions.

         On August 18 1999 the Board of Directors declared a cash dividend of $0.1475 per share (approximately $1,500,000), comprised of a $0.0675 per share regular quarterly dividend and a $0.08 per share special year-end dividend, to be paid September 14, 1999 to shareholders of record on September 7, 1999. During fiscal 1999, the Company paid cash dividends each quarter. Cash paid for dividends in fiscal 1999 was $3.2 million, a 17% increase over the $2.8 million paid in fiscal 1998.

         On April 9, 1999, the Company acquired substantially all assets and assumed certain liabilities of Retail Graphics, Inc., a privately owned manufacturer of interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of LSI Retail Graphics first included in the Company's fourth quarter fiscal 1999 results in the Image Group. The total purchase price for the business, exclusive of acquisition costs, was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of the Company (valued at $825,000). The acquisition provides for a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and common shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $3.2 million, which is recorded as goodwill and is being amortized over twenty years.

         The Company completed the acquisition of Mid-West Chandelier Company and Fairfax Lighting, Inc., two privately owned manufacturers of interior fluorescent lighting fixtures, effective January 1, 1999. For financial statement purposes these acquisitions were accounted for as purchases with operating results of LSI MidWest Lighting first included in the Company's third quarter fiscal 1999 results in the Commercial / Industrial Lighting Group. The total purchase price for the two companies was $16,000,000, exclusive of acquisition costs, consisting of $8,000,000 in cash and 357,143 common shares of the Company (valued at $8,000,000). The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $7.7 million, which is recorded as goodwill and is being amortized over forty years.

         The Company has completed its review of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. No systems or equipment critical to operation of the business have been identified as having a year 2000 deficiency, and therefore the Company has not yet developed any contingency plans. The review has extended to major suppliers and customers, and this element of the review is expected to be completed by September 30, 1999. The Company does not anticipate material costs to be incurred to modify or replace any affected systems. The Company anticipates completion of this process prior to September 30, 1999. The Company has not to date developed any contingency plans related to its major suppliers. Such plans will depend upon the responses from major suppliers in the event any of them should indicate that they will not be year 2000 compliant.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of LSI Industries Inc.:

         We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ Arthur Andersen LLP
                                                Arthur Andersen LLP



Cincinnati, Ohio
August 13, 1999

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997
(In thousands, except per share)


                                         1999         1998         1997
                                         ----         ----         ----

Net sales                             $ 227,789    $ 189,139    $ 144,742
Cost of products sold                   150,681      124,659       96,200
                                      ---------    ---------    ---------

     Gross profit                        77,108       64,480       48,542

Selling and administrative expenses      49,880       44,286       34,833
                                      ---------    ---------    ---------

     Operating income                    27,228       20,194       13,709

Interest (income)                          (477)        (143)        (528)
Interest expense                            224          106           41
Other expense                                95          108          114
                                      ---------    ---------    ---------

     Income before income taxes          27,386       20,123       14,082

Income tax expense                       10,285        7,536        5,210
                                      ---------    ---------    ---------

     Net income                       $  17,101    $  12,587    $   8,872
                                      =========    =========    =========


Earnings per common share

     Basic earnings per share         $    1.73    $    1.32    $     .99
                                      =========    =========    =========



     Diluted earnings per share       $    1.70    $    1.29    $     .97
                                      =========    =========    =========



The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
(In thousands, except shares)




                                                        1999          1998
                                                        ----          ----
ASSETS

Current Assets
     Cash and cash equivalents                       $  13,881    $   9,338
     Accounts receivable, less allowance
         for doubtful accounts of $1,213 and $560,
         respectively                                   39,630       33,184

     Inventories                                        25,261       24,958

     Refundable income taxes                               157          157

     Other current assets                                2,530        1,911
                                                     ---------    ---------

         Total current assets                           81,459       69,548

Property, Plant and Equipment, at cost
     Land                                                3,863        3,459
     Buildings                                          18,477       15,458
     Machinery and equipment                            30,642       25,874
                                                     ---------    ---------
                                                        52,982       44,791


     Less accumulated depreciation                     (19,997)     (17,056)
                                                     ---------    ---------
         Net property, plant and equipment              32,985       27,735

Goodwill, net                                           23,270       12,921
Other Assets                                                --          112
                                                     ---------    ---------

                                                     $ 137,714    $ 110,316
                                                     =========    =========


The accompanying notes are an
integral part of these financial statements.

                                                  1999       1998
                                                  ----       ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable to bank                        $    379   $     --
   Current maturities of long-term debt              196        190
   Accounts payable                               14,628     13,689
   Accrued expenses                               16,641     15,432
                                                --------   --------

     Total current liabilities                    31,844     29,311

Long-Term Debt                                     1,705      1,005

Other Long-Term Liabilities                           --        112

Deferred Income Taxes                              1,413      1,231

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued         --         --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 10,151,690 and 9,634,608
       shares, respectively                       45,588     35,368
   Retained earnings                              57,164     43,289
                                                --------   --------

     Total shareholders' equity                  102,752     78,657
                                                --------   --------

                                                $137,714   $110,316
                                                ========   ========

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997
(In thousands, except per share)


                                          Common Shares
                                     ---------------------
                                     Number of                 Retained
                                      Shares       Amount      Earnings      Total
                                    ----------   ---------    ---------    ---------
BALANCE AT JUNE 30, 1996                8,964    $  28,082    $  26,655    $  54,737
     Net income                            --           --        8,872        8,872
     Purchase of treasury shares          (21)        (233)          --         (233)
     Deferred stock compensation           --          346           --          346
     Stock options exercised, net          80          321           --          321
     Common shares issued for
         acquisition                      476        6,000           --        6,000
     Dividends - $.23 per share            --           --       (2,075)      (2,075)
                                    ---------    ---------    ---------    ---------


BALANCE AT JUNE 30, 1997                9,499       34,516       33,452       67,968
     Net income                            --           --       12,587       12,587
     Purchase of treasury shares          (12)        (233)          --         (233)
     Deferred stock compensation           --          209           --          209
     Stock options exercised, net         136          676           --          676
     Common shares issued for
         acquisition                       12          200           --          200
     Dividends - $.29 per share            --           --       (2,750)      (2,750)
                                    ---------    ---------    ---------    ---------


BALANCE AT JUNE 30, 1998                9,635       35,368       43,289       78,657
     NET INCOME                            --           --       17,101       17,101
     PURCHASE OF TREASURY SHARES          (12)        (224)          --         (224)
     DEFERRED STOCK COMPENSATION           --          334           --          334
     STOCK OPTIONS EXERCISED, NET         124        1,285           --        1,285
     COMMON SHARES ISSUED FOR
         ACQUISITION                      405        8,825           --        8,825
     DIVIDENDS - $.33 PER SHARE            --           --       (3,226)      (3,226)
                                    ---------    ---------    ---------    ---------


BALANCE AT JUNE 30, 1999               10,152    $  45,588    $  57,164    $ 102,752
                                    =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(In thousands)


                                                           1999        1998        1997
                                                           ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                          $ 17,101    $ 12,587    $  8,872

     Non-cash items included in income
         Depreciation and amortization                      4,813       4,375       2,975
         Deferred income taxes                                (84)       (401)        (74)
         Deferred compensation plan                           334         209         346
         Loss on disposition of fixed assets                   95         108          75

     Change (excluding effects of acquisitions) in
         Accounts receivable                               (4,075)     (5,326)        (73)
         Inventories                                        2,273      (1,569)       (564)
         Refundable income taxes                              117          --         188
         Accounts payable                                    (262)      1,086          92
         Accrued expenses and other                         1,646       3,235          44

     Change in liability for discontinued operations          (70)        (21)        (17)
                                                         --------    --------    --------

              Net cash flows from operating activities     21,888      14,283      11,864
                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, plant, and equipment            (4,455)     (4,120)     (2,587)
     Proceeds from sale of fixed assets                        14          30           3
     Acquisition of businesses, net of cash received       (8,657)       (712)    (15,639)
                                                         --------    --------    --------

         Net cash flows from investing activities         (13,098)     (4,802)    (18,223)
                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of long-term debt                             (2,082)       (448)       (180)
     Cash dividends paid                                   (3,226)     (2,750)     (2,075)
     Exercise of stock options                              1,285         676         321
     Purchase of treasury shares                             (224)       (233)       (233)
                                                         --------    --------    --------

         Net cash flows from financing activities          (4,247)     (2,755)     (2,167)
                                                         --------    --------    --------

Increase (decrease) in cash and cash equivalents            4,543       6,726      (8,526)

Cash and cash equivalents at beginning of year              9,338       2,612      11,138
                                                         --------    --------    --------

Cash and cash equivalents at end of year                 $ 13,881    $  9,338    $  2,612
                                                         ========    ========    ========



The accompanying notes are an
integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION:

The consolidated financial statements include the accounts of LSI Industries Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

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

                  Buildings                  31 - 40 years
                  Machinery and equipment     3 - 10 years

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over periods ranging between twenty and forty years. As of June 30, 1999 and 1998, accumulated amortization of goodwill was $1,138,000 and $662,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

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

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,937,000 in 1999, $1,641,000 in 1998, and $1,399,000 in 1997.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

EARNINGS PER COMMON SHARE:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 205,000 shares in 1999, 231,000 shares in 1998, and 184,000 shares in 1997. See also Notes 4 and 7.

RECENT PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements for annual periods beginning after December 15, 1997 (fiscal 1999 for the Company). The financial statements of the Company were not impacted by adoption of this new standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." This Statement requires disclosure related to each segment into which a company is organized by the chief operating decision maker for the purpose of making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company adopted SFAS No. 131 during fiscal 1999. This Statement, which requires expansion or modification to existing disclosures, had no impact on the Company's reported consolidated financial position, results of operations or cash flows. See Note 3 for business segment information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and for

Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company will not be affected by this new standard because the Company has no derivative or hedging financial instruments.

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

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from discontinued operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, are included in accrued expenses in the amounts of $491,000 and $562,000 as of June 30, 1999 and 1998, respectively.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum / convenience store market with approximately 43%, 49%, and 50% of net sales concentrated in this market in fiscal 1999, 1998, and 1997, respectively.

The following information is provided for the following periods:

                                              1999       1998       1997
                                              ----       ----       ----
(In thousands)
NET SALES:
   Image Group                              $159,277   $138,886   $101,562
   Commercial / Industrial Lighting Group     68,512     50,253     43,180
                                            --------   --------   --------
                                            $227,789   $189,139   $144,742
                                            ========   ========   ========

OPERATING INCOME:
   Image Group                              $ 19,848   $ 15,056   $  9,055
   Commercial / Industrial Lighting Group      7,380      5,138      4,654
                                            --------   --------   --------
                                            $ 27,228   $ 20,194   $ 13,709
                                            ========   ========   ========

IDENTIFIABLE ASSETS:
   Image Group                              $ 86,011   $ 79,487   $ 74,284
   Commercial / Industrial Lighting Group     37,645     20,730     17,734
                                            --------   --------   --------
                                             123,656    100,217     92,018
   Corporate                                  14,058     10,099      3,171
                                            --------   --------   --------
                                            $137,714   $110,316   $ 95,189
                                            ========   ========   ========

CAPITAL EXPENDITURES:
   Image Group                              $  3,214   $  3,029   $  1,902
   Commercial / Industrial Lighting Group      1,241      1,091        685
                                            --------   --------   --------
                                            $  4,455   $  4,120   $  2,587
                                            ========   ========   ========

DEPRECIATION AND AMORTIZATION:
   Image Group                              $  3,425   $  3,410   $  2,085
   Commercial / Industrial Lighting Group      1,388        965        890
                                            --------   --------   --------
                                            $  4,813   $  4,375   $  2,975
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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)               1999        1998       1997
                                               ----        ----       ----

BASIC EARNINGS PER SHARE
------------------------

     Net income                            $   17,101   $   12,587   $8,872
                                           ==========   ==========   ======

     Weighted average shares outstanding
         during the period, net
         of treasury shares                     9,883        9,559    9,004
                                           ==========   ==========   ======

     Basic earnings per share              $     1.73   $     1.32   $  .99
                                           ==========   ==========   ======

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                                  $17,101   $12,587   $ 8,872
                                                 =======   =======   =======

     Weighted average shares outstanding
         during the period, net of
         treasury shares                           9,883     9,559     9,004

         Effect of dilutive securities (A):
              Impact of common shares to be
              issued under stock option plans,
              a deferred compensation plan,
              and contingently issuable shares       205       231       184
                                                 -------   -------   -------

         Weighted average shares
              outstanding (B)                     10,088     9,790     9,188
                                                 =======   =======   =======

     Diluted earnings per share                  $  1.70   $  1.29   $   .97
                                                 =======   =======   =======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

     (B) Options to purchase 14,359 common shares, 4,390 common shares, and 15,385 common shares at June 30, 1999, 1998, and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

                                      1999      1998
                                      ----      ----
(In thousands)
INVENTORIES:
         Raw materials               $12,485   $12,192
         Work-in-process and
            finished goods            12,776    12,766
                                     -------   -------
                                     $25,261   $24,958
                                     =======   =======

ACCRUED EXPENSES:
         Compensation and benefits   $ 8,659   $ 6,405
         Customer prepayments        $ 1,662   $ 3,945

NOTE 6 - REVOLVING LINES OF CREDIT, AND LONG-TERM DEBT

The Company has two unsecured revolving lines of credit with its banks in the aggregate amount of $32 million. As of June 30, 1999 the Company had borrowed $0.4 million against its revolving lines of credit and $31.6 million was available. A $12 million line of credit expires in the fourth quarter of fiscal 2000. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2002, with an annual renewal for the third year of commitment in the fourth quarter of fiscal 2000. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank's base lending rate less an increment, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, on the Company's primary line of credit fluctuates between 50 and 95 basis points and the commitment fee on the unused balance fluctuates between 15 and 25 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the LIBOR borrowing rate, as periodically determined, on the Company's secondary line of credit fluctuates between 50 and 125 basis points depending upon the ratio of indebtedness to tangible net worth. The increment under the bank's base lending rate on both lines of credit fluctuates between 150 and 75 basis points depending upon the same performance ratios as under LIBOR borrowings. At June 30, 1999 the interest rate on the Company's outstanding borrowings on its revolving line of credit was 5.75%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company incurred average borrowings under its revolving lines of credit of approximately $163,000 during fiscal year 1999. The average interest rate paid on these average outstanding borrowings was 6.6%.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $1,005,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds through fiscal 2010. The IRB interest rate, which is reestablished semi-annually, is currently 4.5%, plus a 75 basis point letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.6 million.

The Company has equipment loans outstanding totaling $896,000 with a bank and a governmental agency. The loans are for terms of seven years through fiscal 2006 at a weighted average interest rate of 4.9% and are secured by specified equipment which has a net carrying value of $993,000. The Company makes monthly principal and interest payments and is committed to specified job growth in its facility in Northeast Ohio.

LONG-TERM DEBT:                                     1999         1998
                                                    ----         ----
(In thousands)

     Industrial Revenue Development Bond at 5.2%   $1,005       $1,070
     Equipment loans (average rate of 4.9%)           896          125
                                                   ------       ------
                                                    1,901        1,195

     Less current maturities                          196          190
                                                   ------       ------
                                                   $1,705       $1,005
                                                   ======       ======

         Future maturities of long-term debt at June 30, 1999 are as follows (in thousands):

      2000     2001      2002      2003      2004     2005 and after
      ----     ----      ----      ----      ----     --------------
      $196     $202      $209      $211      $218          $865

NOTE 7 - SHAREHOLDERS' EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 890,126, of which 340,800 shares were available for future grant as of June 30, 1999. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 1999, 1998, and 1997.

                                       1999            1998              1997
                                       ----            ----              ----

         Dividend yield                    1.25%               2%             2%
         Expected volatility                 44%              49%            43%
         Risk-free interest rate     4.45%-6.24%      5.56%-6.54%    6.17%-6.28%
         Expected life                  4-8 YRS.         4-8 yrs.       4-8 yrs.

At June 30, 1999, the 56,900 options granted during fiscal 1999 to employees and non-employee directors have exercise prices ranging from $16.88 to $23.00, fair values ranging from $8.49 to $11.89 per option, and remaining contractual lives of four to nine years. The 154,400 options granted during fiscal 1998 to employees and non-employee directors had, as of June 30, 1998, exercise prices ranging from $14.00 to $19.00, fair values ranging from $6.16 to $9.44, and remaining contractual lives of four to nine years. The 6,900 options granted during fiscal 1997 to employees and non-employee directors had, as of June 30, 1997, exercise prices ranging from $11.25 to $13.66, fair values ranging from $4.91 to $5.26, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 1999, 1998, and 1997 would have been as follows:

                                              1999      1998       1997
                                              ----      ----       ----
(In thousands except earnings per share)
         Net income
              As reported                  $ 17,101   $ 12,587   $ 8,872
              Pro forma                    $ 16,629   $ 12,225   $ 8,646

         Earnings per share

              Basic
                      As reported          $   1.73   $   1.32   $   .99
                      Pro forma            $   1.68   $   1.28   $   .96

              Diluted
                      As reported          $    1.70    $    1.29     $   .97
                      Pro forma            $    1.66    $    1.26     $   .95

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Information involving the stock option plans for the years ended June 30, 1999, 1998 and 1997 is shown in the table below:


                                            1999               1998                 1997
                                     ------------------  ----------------     -----------------
                                               Weighted          Weighted              Weighted
                                                Average           Average              Average
                                               Exercise          Exercise              Exercise
(Shares in thousands)                Shares     Price    Shares    Price      Shares     Price
                                     ------   --------   ------  --------     ------   --------
Outstanding at beginning of year       500    $ 12.70      518    $  9.89       619    $  9.04

         Granted                        57      19.82      154      15.31         7      11.68
         Terminated                     (8)     16.23      (17)     13.86       (21)     12.95
         Exercised                    (141)     10.33     (155)      5.79       (87)      3.23
                                      ----                ----                 ----

Outstanding at end of year             408    $ 14.41      500    $ 12.70       518    $  9.89
                                      ====                ====                 ====

Exercisable at end of year             129    $ 12.92      128    $  9.40       180    $  6.10
                                      ====                ====                 ====


The Company implemented a non-qualified Deferred Compensation Plan in fiscal 1997. All Plan investments are in common shares of the Company. A total of 45,030 and 33,723 common shares were held in the Plan as of June 30, 1999 and 1998, respectively, and, accordingly, have been recorded as treasury shares.

On the dates indicated, the Company issued the following amounts of common shares as a portion of the purchase price for acquired businesses (see further discussion in Note 11):

                                Number of                        Stated
            Date              Common Shares                      Value
            ----              -------------                      -----

           6/30/97               475,700                       $6,000,000
            2/6/98                12,000                       $  200,000
            1/1/99               357,143                       $8,000,000
            4/9/99                47,578                       $  825,000

On August 18, 1999, the Board of Directors declared a cash dividend of $0.1475 per share, comprised of a $0.0675 regular quarterly dividend and a $0.08 special year-end dividend, to be paid September 14, 1999 to shareholders of record on September 7, 1999. Annual cash dividend payments made during fiscal years 1999, 1998, and 1997 were $0.33, $0.29, and $0.23 per share, respectively.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,174,000 in 1999, $1,094,000 in 1998, and $920,000 in 1997. Minimum annual rental commitments under non-cancelable operating leases are: $1,023,000 in 2000, $922,000 in 2001, $276,000 in 2002,
and $1,000 in 2003.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

                                               1999          1998         1997
                                               ----          ----         ----
                                                      (In thousands)
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current federal                         $   9,466     $  7,143     $  4,705
    Current state and local                       903          794          579
    Deferred                                      (84)        (401)         (74)
                                            ---------     --------     --------
                                            $  10,285     $  7,536     $  5,210
                                            =========     ========     ========

RECONCILIATION TO FEDERAL STATUTORY RATE:
   Federal statutory tax rate                    35.0%        35.0%        34.3%
   State and local taxes                          2.1          2.6          2.7
   Goodwill and other                              .5          (.1)          --
                                            ---------     --------     --------
   Effective tax rate                            37.6%        37.5%        37.0%
                                            =========     ========     ========

The components of deferred income tax assets and liabilities at June 30, 1999 and 1998 are as follows:


                                                      1999       1998
                                                      ----       ----

                                                      (In thousands)
CURRENT ASSETS (LIABILITIES):

     Reserves against current assets                $   862    $   515
     Prepaid expenses                                  (410)      (256)
     Accrued expenses                                   953        842
                                                    -------    -------

         Deferred income tax asset included in
         Other Current Assets on the Consolidated
         Balance Sheets                             $ 1,405    $ 1,101
                                                    =======    =======

NONCURRENT (ASSETS) LIABILITIES:

     Depreciation                                   $ 1,853    $ 1,573
     Goodwill and acquisition costs                    (129)      (144)
     Deferred compensation                             (311)      (198)
                                                    -------    -------
                                                    $ 1,413    $ 1,231
                                                    =======    =======

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

       (In thousands)

                                                        1999        1998        1997
                                                        ----        ----        ----
Cash payments:
       Interest                                       $    148    $    126    $    109
       Income taxes                                   $ 10,034    $  7,184    $  4,786

Non-cash investing and financing activities:
       Common shares issued for acquisitions          $  8,825    $    200    $  6,000

Details of acquisitions:
       Working capital, less cash                     $  2,417    $     59    $  2,377
       Property, plant & equipment                       5,241         647       7,245
       Other assets, net                                  (947)         (4)        232
       Excess of purchase price paid over estimated
            net assets of acquired businesses           10,771         210      11,785
                                                      --------    --------    --------
                                                        17,482         912      21,639
       less fair value of common shares issued          (8,825)       (200)     (6,000)
                                                      --------    --------    --------
            Cash paid for acquisitions                $  8,657    $    712    $ 15,639
                                                      ========    ========    ========

NOTE 11 - ACQUISITIONS

On April 9, 1999, the Company acquired substantially all assets and assumed certain liabilities of Retail Graphics, Inc., a privately owned manufacturer of interior graphics primarily for the retail store market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of LSI Retail Graphics first included in the Company's fourth quarter fiscal 1999 results in the Image Group. The total purchase price for the business, exclusive of acquisition costs, was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of the Company (valued at $825,000). The acquisition provides for a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and common shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $3.2 million, which is recorded as goodwill and is being amortized over twenty years.

The Company completed the acquisition of Mid-West Chandelier Company and Fairfax Lighting, Inc., two privately owned manufacturers of interior fluorescent lighting fixtures, effective January 1, 1999. For financial statement purposes these acquisitions were accounted for as purchases with operating results of LSI MidWest Lighting first included in the Company's third quarter fiscal 1999 results in the Commercial / Industrial Lighting Group. The total purchase price for the two companies was $16,000,000, exclusive of acquisition costs, consisting of $8,000,000 in cash and 357,143 common shares of the Company (valued at $8,000,000). The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $7.7 million, which is recorded as goodwill and is being amortized over forty years. The purchase price allocations of both LSI Retail Graphics and LSI MidWest Lighting were based on preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of other analysis.

On February 6, 1998, the Company acquired the outstanding common shares of Marcole, Inc., a privately owned manufacturer of electrical wiring harnesses primarily for the appliance industry. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Marcole first included in the Company's fiscal 1998 third quarter financial statements in the Commercial / Industrial Lighting Group. The purchase price was 12,000 common shares of the Company (valued at $200,000) plus $712,000 in cash. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is recorded as goodwill and is being amortized over forty years.

On June 30, 1997, the Company acquired substantially all assets and assumed certain liabilities of Grady McCauley, Incorporated, a privately owned manufacturer of custom interior graphics primarily for the retail market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Grady McCauley first included in the Company's fiscal 1998 financial statements in the Image Group. The purchase price was 475,700 common shares of the Company (valued at $6,000,000) plus $15.2 million in cash, exclusive of acquisition costs. The purchase price exceeded the estimated fair value of net assets acquired by $11.8 million, which is recorded as goodwill and is being amortized over forty years.

The following unaudited pro forma consolidated results give effect to the above acquisition of Grady McCauley, Incorporated as though it had been acquired at the beginning of the fiscal year in which it was acquired. Neither the acquisition price of any of the four companies acquired in fiscal years 1998 and 1999 nor their individual operating results are material to the Company. Therefore these four companies are not included in the pro forma results presented below. The pro forma information has been presented for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

                                                    1997
                                                    ----
(In thousands except earnings per share;
     unaudited)
         Net sales                              $ 159,082
         Income from continuing operations      $   8,901
         Net income                             $   8,901
         Earnings per share
            Basic
              Continuing operations             $     .94
              Total                             $     .94
            Diluted
              Continuing operations             $     .92
              Total                             $     .92

NOTE 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                              Quarter Ended
                              --------------------------------------------     Fiscal
                             Sept. 30     Dec. 31      March 31    June 30      Year
                             --------     -------      --------    -------      ----
1999
     Net sales              $ 53,414     $ 56,059     $ 53,408    $ 64,908   $ 227,789
     Gross profit             18,234       19,759       17,009      22,106      77,108
     Net income                3,912        4,668        3,083       5,438      17,101

Earnings per share
     Basic                  $    .41     $    .48     $    .31    $    .54   $    1.73(a)
     Diluted                $    .40     $    .47     $    .30    $    .53   $    1.70

Range of share prices
     High                   $  22.00     $  23.00     $  22.75     $ 24.38   $   24.38
     Low                    $  17.25     $  15.75     $  15.88     $ 17.25   $   15.75

1998
     Net sales              $ 43,957     $ 47,754     $ 43,386     $54,042   $ 189,139
     Gross profit             15,519       17,120       13,717      18,124      64,480
     Net income                2,975        3,680        1,917       4,015      12,587

Earnings per share
     Basic                  $    .31     $    .39     $    .20     $   .42   $    1.32
     Diluted                $    .31     $    .38     $    .20     $   .41   $    1.29(a)

Range of share prices
     High                   $  17.38     $  19.38     $  22.75     $ 24.00   $   24.00
     Low                    $  13.50     $  15.75     $  16.75     $ 18.38   $   13.50


(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 21, 1999, there were 395 shareholders of record. The Company believes this represents approximately 3,800 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:

                                    1999         1998         1997         1996         1995
                                    ----         ----         ----         ----         ----

Net sales                        $ 227,789    $ 189,139    $ 144,742    $ 152,733    $ 119,927
Cost of products sold              150,681      124,659       96,200      104,221       80,156
Operating expenses                  49,880       44,286       34,833       35,101       29,509
                                 ---------    ---------    ---------    ---------    ---------

     Operating income               27,228       20,194       13,709       13,411       10,262
Interest (income)                     (477)        (143)        (528)        (154)         (39)
Interest expense                       224          106           41          498          498
Other expense                           95          108          114           62          160
                                 ---------    ---------    ---------    ---------    ---------

Income from continuing opera-
     tions before income taxes      27,386       20,123       14,082       13,005        9,643
Income taxes                        10,285        7,536        5,210        4,735        3,469
                                 ---------    ---------    ---------    ---------    ---------

Income from continuing
     operations                  $  17,101    $  12,587    $   8,872    $   8,270    $   6,174
                                 =========    =========    =========    =========    =========

Net income                       $  17,101    $  12,587    $   8,872    $   6,770    $   6,174
                                 =========    =========    =========    =========    =========

Earnings per share from
     continuing operations
         Basic                   $    1.73    $    1.32    $     .99    $    1.02    $     .82
         Diluted                 $    1.70    $    1.29    $     .97    $     .98    $     .79

Cash dividends paid per share    $     .33    $     .29    $     .23    $     .21    $     .15

Weighted average common shares
         Basic                       9,883        9,559        9,004        8,096        7,515
         Diluted                    10,088        9,790        9,188        8,456        7,802

BALANCE SHEET DATA:
     (At June 30)                   1999         1998         1997         1996         1995
                                    ----         ----         ----         ----         ----

Working capital                  $  49,615    $  40,237    $  30,192    $  36,146    $  17,788
Total assets                       137,714      110,316       95,189       79,496       62,553
Long-term debt,
     including current
     maturities                      1,901        1,195        1,382        1,562        8,099

Shareholders' equity               102,752       78,657       67,968       54,737       29,453

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)


       COLUMN A                        COLUMN B         COLUMN C        COLUMN D      COLUMN E
       --------                        --------         --------        --------      --------
                                                        Additions
                                        Balance        Charged to                      Balance
                                       Beginning        Costs and         (A)         End of
Description                            of Period        Expenses       Deductions      Period
-----------                            ---------        --------       ----------      ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year Ended June 30, 1999            $560           $1,133 (B)       $(480)        $1,213
     Year Ended June 30, 1998            $401           $  465           $(306)        $  560
     Year Ended June 30, 1997            $358           $   11 (C)       $  32         $  401



INVENTORY OBSOLESCENCE RESERVES:

     Year Ended June 30, 1999            $841           $  982           $(740)        $1,083
     Year Ended June 30, 1998            $551           $  688           $(398)        $  841
     Year Ended June 30, 1997            $694           $  525 (D)       $(668)        $  551


(A) For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.

(B) Includes $190 resulting from net assets purchased in fiscal year 1999.

(C) Includes $50 resulting from net assets purchased on June 30, 1997.

(D) Includes $100 resulting from net assets purchased on June 30, 1997.