Form 10-Q
period 1999-09-30
LSI INDUSTRIES INC
filed 1999-11-04
CIK 763532

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
      ________________.


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

Common Shares, no par value. Shares outstanding at November 1, 1999: 10,176,513

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                    ----------------------------------------

                                      INDEX
                                      -----

                                                                     Begins on
                                                                        Page
                                                                        ----

PART I. Financial Information

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Income Statements........................    3
                Consolidated Balance Sheets...........................    4
                Consolidated Statements of Cash Flows.................    5

                Notes to Financial Statements.........................    6

       ITEM 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.......................................    9

PART II. Other Information

       ITEM 6.  Exhibits and Reports on Form 8-K......................   12

Signatures      ......................................................   12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                           Three Months Ended
                                              September 30
                                           ------------------
(in thousands, except per                  1999          1998
 share data; unaudited)                    ----          ----

Net sales                               $ 64,014      $ 53,414

Cost of products sold                     42,919        35,180
                                        --------      --------

     Gross profit                         21,095        18,234

Selling and administrative expenses       12,605        11,973
                                        --------      --------

     Operating income                      8,490         6,261

Interest expense                             120            54

Interest (income)                           (283)         (128)

Other expense                                 --            32
                                        --------      --------

     Income before income taxes            8,653         6,303

Income tax expense                         3,296         2,391
                                        --------      --------

     Net income                         $  5,357      $  3,912
                                        ========      ========


Earnings per common share

     Basic                              $    .53      $    .41
                                        ========      ========

     Diluted                            $    .52      $    .40
                                        ========      ========


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                September 30,   June 30,
                                                        1999          1999
                                                    -------------   --------
ASSETS
------

Current Assets
     Cash and cash equivalents                        $ 11,806     $ 13,881
     Accounts receivable                                41,162       39,630
     Inventories                                        26,482       25,261
     Other current assets                                2,305        2,687
                                                      --------     --------

         Total current assets                           81,755       81,459

Property, plant and equipment, net                      34,526       32,985

Goodwill and other assets, net                          23,096       23,270
                                                      --------     --------

                                                      $139,377     $137,714
                                                      ========     ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Notes payable to bank                            $     --     $    379
     Current maturities of long-term debt                  196          196
     Accounts payable                                   14,541       14,628
     Accrued expenses                                   14,612       16,641
                                                      --------     --------

         Total current liabilities                      29,349       31,844

Long-Term Debt                                           1,670        1,705

Other Long-Term Liabilities                              1,442        1,413

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued           --           --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,174,313 and 10,151,690
            shares, respectively                        45,896       45,588
     Retained earnings                                  61,020       57,164
                                                      --------     --------

         Total shareholders' equity                    106,916      102,752
                                                      --------     --------

                                                      $139,377     $137,714
                                                      ========     ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                              Three Months Ended
                                                               September 30
                                                            ------------------
                                                            1999          1998
                                                            ----          ----
Cash Flows from Operating Activities
     Net income                                          $  5,357      $  3,912
     Non-cash items included in income
           Depreciation and amortization                    1,370         1,098
           Deferred income taxes                               29            30
           Deferred compensation plan                         162           142
           Loss on disposition of fixed assets                 --            32

     Changes in operating assets and liabilities
           Accounts receivable                             (1,532)        1,346
           Inventories                                     (1,221)          183
           Accounts payable and other                      (1,693)       (4,064)

     Change in liability for discontinued operations          (41)           (5)
                                                         --------      --------

           Net cash flows from operating activities         2,431         2,674
                                                         --------      --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment             (2,737)         (411)
                                                         --------      --------

           Net cash flows from investing activities        (2,737)         (411)
                                                         --------      --------

Cash Flows from Financing Activities
     Decrease in notes payable to bank                       (379)           --
     Payment of long-term debt                                (35)          (26)
     Cash dividends paid                                   (1,501)       (1,209)
     Purchase of treasury shares                             (300)         (191)
     Exercise of stock options                                446           273
                                                         --------      --------

           Net cash flows from financing activities        (1,769)       (1,153)
                                                         --------      --------

Increase (decrease) in cash and cash equivalents           (2,075)        1,110

Cash and cash equivalents at beginning of year             13,881         9,338
                                                         --------      --------

Cash and cash equivalents at end of period               $ 11,806      $ 10,448
                                                         ========      ========

Supplemental Cash Flow Information
     Interest paid                                       $     56      $     48
     Income taxes paid                                   $    790      $    871



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations and its cash flows for the periods ended September 30, 1999 and 1998. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1999 annual report.

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

NOTE 3:  BUSINESS SEGMENT INFORMATION

         LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum / convenience store market with approximately 37% and 47% of net sales concentrated in this market in the three months ended September 30, 1999, and 1998, respectively.

         The following information is provided for the following periods:


                                                        Three Months Ended
                                                            September 30
                                                        -------------------
                                                         1999          1998
                                                         ----          ----
         (In thousands)
         NET SALES:
            Image Group                                $ 42,396     $ 37,954
            Commercial / Industrial Lighting Group       21,618       15,460
                                                       --------     --------
                                                       $ 64,014     $ 53,414
                                                       ========     ========

         OPERATING INCOME:
            Image Group                                $  6,157     $  4,469
            Commercial / Industrial Lighting Group        2,333        1,792
                                                       --------     --------
                                                       $  8,490     $  6,261
                                                       ========     ========

         IDENTIFIABLE ASSETS:
            Image Group                                $ 86,741     $ 75,601
            Commercial / Industrial Lighting Group       39,136       21,803
                                                       --------     --------
                                                        125,877       97,404
            Corporate                                    13,500       11,870
                                                       --------     --------
                                                       $139,377     $109,274
                                                       ========     ========

         CAPITAL EXPENDITURES:
            Image Group                                $  1,725     $    177
            Commercial / Industrial Lighting Group        1,012          234
                                                       --------     --------
                                                       $  2,737     $    411
                                                       ========     ========

         DEPRECIATION AND AMORTIZATION:
            Image Group                                $    929     $    821
            Commercial / Industrial Lighting Group          441          277
                                                       --------     --------
                                                       $  1,370     $  1,098
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

NOTE 4:  EARNINGS PER COMMON SHARE

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                               Three Months Ended
(In thousands, except per share)                   September 30
                                               ------------------
                                                1999        1998
                                                ----        ----

BASIC EARNINGS PER SHARE
------------------------

     Net income                               $ 5,357     $ 3,912
                                              =======     =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                10,169       9,658
                                              =======     =======

     Basic earnings per share                 $   .53     $   .41
                                              =======     =======

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                               $ 5,357     $ 3,912
                                              =======     =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                10,169       9,658

     Effect of dilutive securities (A):
         Impact of common shares to be
         issued under stock option plans,
         a deferred compensation plan
         and contingently issuable shares         192         191
                                              -------     -------

     Weighted average shares
         outstanding (B)                       10,361       9,849
                                              =======     =======

     Diluted earnings per share               $   .52     $   .40
                                              =======     =======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) The exercise price of all options was less than the average fair market value of the common shares in the three month periods ended September 30,1999 and 1998.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):

                                        September 30, 1999     June 30, 1999
                                        ------------------     -------------

                  Raw Materials              $12,622              $12,485

                  Work-in-Process and
                    Finished Goods            13,860               12,776
                                             -------              -------

                                             $26,482              $25,261
                                             =======              =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $1,501,000 and $1,209,000 in the three month periods ended September 30, 1999 and 1998, respectively. In October 1999, the Company's Board of Directors declared an $0.08 per share regular quarterly cash dividend ($814,000) payable on November 16, 1999 to shareholders of record November 9, 1999.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 57,557 and 45,030 common shares were held in the Plan as of September 30, 1999 and June 30, 1999, respectively, and, accordingly, have been recorded as treasury shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                                 Three Months Ended
                                                    September 30
                                                 ------------------

                                               1999              1998
                                               ----              ----

     Image Group                              $42,396           $37,954
     Commercial / Industrial
       Lighting Group                          21,618            15,460
                                              -------           -------

                                              $64,014           $53,414
                                              =======           =======

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales of $64,014,000 in the first quarter of fiscal 2000 increased 20% over fiscal 1999 first quarter net sales of $53,414,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; less than 2% of net sales in the first quarter of fiscal
2000). Results of the Commercial / Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 8% of net sales in fiscal 2000). Commercial / Industrial Lighting Group net sales increased 40% and Image Group net sales increased 12% in the first quarter of fiscal 2000 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted primarily from the inclusion of the results of LSI MidWest Lighting and from increased sales of electrical wire harnesses. The increase in Image Group net sales is attributed primarily to growth in the Company's menu board system business and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics. The Company's exterior fascia graphics sales volume, a component of the Image Group, was down approximately 12% as compared to the prior year. Net sales of the Image Group to the petroleum / convenience store market represented 37% and 47% of net sales in fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $21,095,000 increased 16% over last year's gross profit of $18,234,000, and decreased as a percentage of net sales to 33.0% in fiscal year 2000 as compared to 34.1% in the prior year. The increase in amount of gross profit is due primarily to the 20% increase in net sales. The decrease in gross profit percentage is primarily related to lower margins from the lighting business that was acquired at the beginning of the second half of fiscal 1999. Selling and administrative expenses increased to $12,605,000 from $11,973,000 primarily as a result of the addition of the acquired businesses. As a percentage of net sales, selling and administrative expenses were at 19.7% in fiscal 2000 as compared to 22.4% in the prior year. The reduction of selling and administrative expenses as a percentage of net sales is primarily due to a significant amount of fixed costs with increasing net sales, as well as to significant sales increases of a product line in the Image Group which has significantly lower variable selling expenses.

         The Company reported net interest income of $163,000 in the first quarter of fiscal 2000 as compared to net interest income of $74,000 in the first quarter of fiscal 1999 primarily reflective of an increased amount of short-term cash investments. The Company's effective tax rate increased to 38.1% in the first quarter of fiscal 2000 as compared to 37.9% in fiscal 1999 primarily due to increased provision of state and local income tax.

         Net income of $5,357,000 increased 37% over $3,912,000 in the first quarter of fiscal 1998. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 2000 as compared to 1999, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $0.52 increased 30% in the first quarter of fiscal 2000 from $0.40 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 5% in the first quarter of fiscal 2000 to 10,361,000 shares from 9,849,000 shares in 1999 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.
                                     Page 10

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

         At September 30, 1999 the Company had working capital of $52.4 million, compared to $49.6 million at June 30, 1999. The ratio of current assets to current liabilities increased to 2.79 to 1 from 2.56 to 1. The increased working capital is primarily attributed to increased receivables and inventory, and decreased accrued expenses, partially offset by a reduction in cash and cash equivalents.

         The Company generated $2.4 million of cash from operating activities in the first quarter of fiscal 2000 as compared to $2.7 million in the first quarter of fiscal 1999. This modest decrease in net cash flows from operating activities in the first quarter of fiscal 2000 is primarily the net result of increased net income, increased accounts receivable and inventories, and a lesser decrease in accounts payable and accrued expenses. As of September 30, 1999, the Company's days sales outstanding were at approximately 58 days, increased from the June 30, 1999 statistic of 54 days.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of October 29, 1999. A $12 million line of credit expires in the fourth quarter of fiscal 2000. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2002 with an annual renewal in the fourth quarter of fiscal 2000. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2000 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $2.7 million in the first quarter of fiscal 2000 compare to $0.4 million in the prior year's first quarter. Spending in fiscal year 2000 was primarily related to capitalization of Company-wide enterprise resource planning software and related implementation costs, expansion of the Company's Cincinnati facilities, equipment, and tooling for new products. Capital expenditures totaling approximately $8 million are planned for fiscal 2000, exclusive of business acquisitions.

         On October 25, 1999 the Board of Directors declared a cash dividend of $0.08 per share (approximately $814,000) to be paid November 16, 1999 to shareholders of record on November 9, 1999. Cash dividends paid in the first quarter of fiscal 2000 totaled $1.5 million, a 24% increase over the $1.2 million paid in the first quarter of fiscal 1999.

         The Company has completed its review of its business systems, office support systems, and its facilities and equipment with respect to year 2000 programming deficiencies. No systems or equipment critical to operation of the business have been identified as having a year 2000 deficiency, and therefore the Company has not yet developed any contingency plans. The review has extended to major suppliers and customers, and this element of the review is expected to be completed by November 30, 1999. The Company does not anticipate material costs to be incurred to modify or replace any affected systems. The Company anticipates completion of this process prior to November 30, 1999. The Company has not to date developed any contingency plans related to its major suppliers. Such plans will depend upon the responses from major suppliers in the event any of them should indicate that they will not be year 2000 compliant.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         a)  Exhibits

             10.1 LSI Industries Inc. Retirement Plan (Amended and Restated
                  as of October 1, 1999)

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

November 2, 1999