Form 10-Q
period 1999-12-31
LSI INDUSTRIES INC
filed 2000-02-07
CIK 763532

                                                         -----------------------
                            FORM 10-Q                       OMB APPROVAL
                            ---------                    -----------------------
                                                         OMB Number: 3235
                 SECURITIES AND EXCHANGE COMMISSION      0145
                 ----------------------------------      -----------------------
                                                         Expires: November
                       WASHINGTON, D.C. 20549            30, 1999
                       ----------------------            -----------------------
                                                         Estimated average
                                                         burden
                                                         hours per response. . .
                                                         14.9
                                                         -----------------------


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

YES    X           NO
    ------            ------

Common Shares, no par value. Shares outstanding at February 1, 2000: 10,205,928

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                     ---------------------------------------

                                      INDEX
                                      -----

                                                                                          Begins on
                                                                                             Page
                                                                                             ----
PART I.  Financial Information

       ITEM 1.        FINANCIAL STATEMENTS

                      Consolidated Income Statements....................................      3
                      Consolidated Balance Sheets.......................................      4
                      Consolidated Statements of Cash Flows.............................      5

                      Notes to Financial Statements.....................................      6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...................................................      9

PART II.  Other Information

       ITEM 4.        Submission of Matters to a Vote of Securityholders................     13

       ITEM 6.        Exhibits and Reports on Form 8-K..................................     13

Signatures            ..................................................................     14

                                        PART I. FINANCIAL INFORMATION
                                        -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                LSI INDUSTRIES INC.
                                          CONSOLIDATED INCOME STATEMENTS
                                                    (Unaudited)


                                                    Three Months Ended                Six Months Ended
                                                        December 31                      December 31
                                                   ------------------------          -------------------
(in thousands, except per                             1999           1998              1999         1998
 share data)                                          ----           ----              ----         ----

Net sales                                            $62,967        $56,059          $126,981     $109,473

Cost of products sold                                 41,220         36,300            84,139       71,480
                                                    --------        -------         ---------      -------

     Gross profit                                     21,747         19,759            42,842       37,993

Selling and administrative expenses                   12,798         12,360            25,403       24,333
                                                    --------       --------         ---------      -------

     Operating income                                  8,949          7,399            17,439       13,660

Interest expense                                          --             --               120           54

Interest (income)                                       (173)          (138)             (456)        (266)

Other expense                                             --             20                --           52
                                                 -----------    -----------       -----------    ---------

     Income before income taxes                        9,122          7,517            17,775       13,820

Income tax expense                                     3,476          2,849             6,772        5,240
                                                  ---------       ---------         ---------     --------

     Net income                                     $  5,646       $  4,668          $ 11,003     $  8,580
                                                    ========       ========          ========     ========


Earnings per common share

     Basic                                        $      .55     $      .48         $    1.08    $     .89
                                                  ==========     ==========         =========    =========

     Diluted                                      $      .55     $      .47         $    1.07    $     .87
                                                  ==========     ==========         =========    =========



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                     LSI INDUSTRIES INC.

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

(In thousands, except share amounts)                          December 31,              June 30,
                                                                 1999                     1999
                                                              ------------              --------
ASSETS
------

Current Assets
     Cash and cash equivalents                                   $ 15,695                $ 13,881
     Accounts receivable                                           35,255                  39,630
     Inventories                                                   25,700                  25,261
     Other current assets                                           2,540                   2,687
                                                                 --------                --------

         Total current assets                                      79,190                  81,459

Property, plant and equipment, net                                 35,383                  32,985

Goodwill and other assets, net                                     22,924                  23,270
                                                                ---------                --------

                                                                 $137,497                $137,714
                                                                 ========                ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Notes payable to bank                                       $     --                $    379
     Current maturities of long-term debt                             196                     196
     Accounts payable                                              10,345                  14,628
     Accrued expenses                                              11,825                  16,641
                                                                 --------                --------

         Total current liabilities                                 22,366                  31,844

Long-Term Debt                                                      1,638                   1,705

Other Long-Term Liabilities                                         1,473                   1,413

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued                      --                      --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,191,533 and 10,151,690
            shares, respectively                                   46,168                  45,588
     Retained earnings                                             65,852                  57,164
                                                                 --------                --------

         Total shareholders' equity                               112,020                 102,752
                                                                 --------                --------

                                                                 $137,497                $137,714
                                                                 ========                ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

(In thousands)                                                              Six Months Ended
                                                                               December 31
                                                                     ------------------------------
                                                                        1999                  1998
                                                                        ----                  ----
Cash Flows from Operating Activities
     Net income                                                      $ 11,003              $  8,580
     Non-cash items included in income
           Depreciation and amortization                                2,755                 2,207
           Deferred income taxes                                           60                    60
           Deferred compensation plan                                     264                   263
           Loss on disposition of fixed assets                             --                    52

     Changes in operating assets and liabilities
           Accounts receivable                                          4,375                   967
           Inventories                                                   (439)                 (811)
           Accounts payable and other                                  (8,903)               (4,022)

     Change in liability for discontinued operations                      (49)                   (8)
                                                                    ---------            -----------

           Net cash flows from operating activities                     9,066                 7,288
                                                                      -------               -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                         (4,807)               (1,294)
                                                                     --------              --------

           Net cash flows from investing activities                    (4,807)               (1,294)
                                                                     --------              ---------

Cash Flows from Financing Activities
     Decrease in notes payable to bank                                   (379)                   --
     Payment of long-term debt                                            (67)                  (52)
     Cash dividends paid                                               (2,315)               (1,863)
     Purchase of treasury shares                                         (328)                 (206)
     Exercise of stock options                                            644                   537
                                                                    ---------              --------

           Net cash flows from financing activities                    (2,445)               (1,584)
                                                                     ---------             ---------

Increase (decrease) in cash and cash equivalents                        1,814                 4,410

Cash and cash equivalents at beginning of year                         13,881                 9,338
                                                                     --------               -------

Cash and cash equivalents at end of period                           $ 15,695              $ 13,748
                                                                      =======               =======

Supplemental Cash Flow Information
     Interest paid                                                   $     56              $     56
     Income taxes paid                                               $  7,372              $  5,400


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                              LSI INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 1999, and the results of its operations and its cash flows for the periods ended December 31, 1999 and 1998. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1999 annual report.

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

NOTE 3:  BUSINESS SEGMENT INFORMATION

         LSI operates in two business segments - the Image Group and the Commercial/Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum/convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial/Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial/industrial and multi-site retail markets. The Commercial/Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum/convenience store market with approximately 39% and 45% of net sales concentrated in this market in the three months ended December 31, 1999, and 1998, respectively, and approximately 38% and 46% of net sales concentrated in this market in the six months ended December 31, 1999, and 1998, respectively.

The following information is provided for the following periods:

                                                 Three Months Ended         Six Months Ended
                                                    December 31                December 31
                                              ----------------------      ----------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
(In thousands)
NET SALES:
  Image Group                                 $ 42,832      $ 40,628      $ 85,228      $ 78,584
  Commercial/Industrial Lighting Group          20,135        15,431        41,753        30,889
                                              --------      --------      --------      --------
                                              $ 62,967      $ 56,059      $126,981      $109,473
                                              ========      ========      ========      ========

OPERATING INCOME:
  Image Group                                 $  6,587      $  5,384      $ 12,744      $  9,853
  Commercial/Industrial Lighting Group           2,362         2,015         4,695         3,807
                                              --------      --------      --------      --------
                                              $  8,949      $  7,399      $ 17,439      $ 13,660
                                              ========      ========      ========      ========


CAPITAL EXPENDITURES:
  Image Group                                 $  1,469      $    591      $  3,194      $    768
  Commercial/Industrial Lighting Group             601           292         1,613           526
                                              --------      --------      --------      --------
                                              $  2,070      $    883      $  4,807      $  1,294
                                              ========      ========      ========      ========

DEPRECIATION AND AMORTIZATION:
  Image Group                                 $    932      $    830      $  1,861      $  1,651
  Commercial/Industrial Lighting Group           453           279           894           556
                                              --------      --------      --------      --------
                                              $  1,385      $  1,109      $  2,755      $  2,207
                                              ========      ========      ========      ========


                                                    December 31                   June 30
                                              ----------------------      ----------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
IDENTIFIABLE ASSETS:
  Image Group                                 $ 82,781      $ 77,681      $ 86,011      $ 79,487
  Commercial/Industrial Lighting Group          37,264        21,036        37,645        20,730
                                              --------      --------      --------      --------
                                               120,045        98,717       123,656       100,217
  Corporate                                     17,452        15,150        14,058        10,099
                                              --------      --------      --------      --------
                                              $137,497      $113,867      $137,714      $110,316
                                              ========      ========      ========      ========

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

NOTE 4:  EARNINGS PER COMMON SHARE

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                              Three Months Ended        Six Months Ended
                                                  December 31             December 31
                                            --------------------      --------------------
                                              1999         1998         1999         1998
                                              ----         ----         ----         ----

BASIC EARNINGS PER SHARE

   Net income                               $ 5,646      $ 4,668      $11,003      $ 8,580
                                            =======      =======      =======      =======

   Weighted average shares
      outstanding during the period,
      net of treasury shares                 10,183        9,682       10,176        9,670
                                            =======      =======      =======      =======

   Basic earnings per share                 $   .55      $   .48      $  1.08      $   .89
                                            =======      =======      =======      =======

DILUTED EARNINGS PER SHARE

   Net income                               $ 5,646      $ 4,668      $11,003      $ 8,580
                                            =======      =======      =======      =======

   Weighted average shares
      outstanding during the period,
      net of treasury shares                 10,183        9,682       10,176        9,670

   Effect of dilutive securities (A):
      Impact of common shares to be
      issued under stock option plans,
      a deferred compensation plan
      and contingently issuable shares          125          191          139          194
                                            -------      -------      -------      -------

   Weighted average shares
      outstanding (B)                        10,308        9,873       10,315        9,864
                                            =======      =======      =======      =======

   Diluted earnings per share               $   .55      $   .47      $  1.07      $   .87
                                            =======      =======      =======      =======

         (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

         (B) Options to purchase 21,500 common shares and 6,799 common shares during the three month periods ended December 31, 1999 and 1998, respectively, and 3,515 common shares and 3,399 common shares during the six month periods ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):

                       December 31, 1999    June 30, 1999
                       -----------------    -------------

Raw Materials                $13,034          $12,485

Work-in-Process and
  Finished Goods              12,666           12,776
                             -------          -------

                             $25,700          $25,261
                             =======          =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $2,315,000 and $1,863,000 in the six month periods ended December 31, 1999 and 1998, respectively. In January 2000, the Company's Board of Directors declared an $0.08 per share regular quarterly cash dividend ($816,000) payable on February 8, 2000 to shareholders of record February 15, 2000.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 58,848 and 45,030 common shares were held in the Plan as of December 31, 1999 and June 30, 1999, respectively, and, accordingly, have been recorded as treasury shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                               Three Months Ended           Six Months Ended
                                   December 31                 December 31
                             ----------------------      ----------------------
                               1999          1998          1999          1998
                               ----          ----          ----          ----

Image Group                  $ 42,832      $ 40,628      $ 85,228      $ 78,584
Commercial/Industrial
  Lighting Group               20,135        15,431        41,753        30,889
                             ========      ========      ========      ========

                             $ 62,967      $ 56,059      $126,981      $109,473
                             ========      ========      ========      ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

         Net sales of $62,967,000 in the second quarter of fiscal 2000 increased 12% over fiscal 1999 second quarter net sales of $56,059,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; approximately 2% of net sales in the second quarter of fiscal 2000). Results of the Commercial/Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 7% of net sales in fiscal 2000). Commercial/Industrial Lighting Group net sales increased 30% and Image Group net sales increased 5% in the second quarter of fiscal 2000 as compared to the prior year. The increase in the Commercial/ Industrial Lighting Group net sales resulted primarily from the inclusion of the results of LSI MidWest Lighting and from increased sales of electrical wire harnesses. The increase in Image Group net sales is attributed primarily to growth in the Company's menu board system business and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics, partially offset by reduced exterior graphics and petroleum lighting. The Company's exterior graphics and petroleum lighting sales volume, both components of the Image Group, were each down approximately 4% as compared to the prior year. Second quarter net sales of the Image Group to the petroleum/convenience store market represented 39% and 45% of net sales in fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $21,747,000 increased 10% over last year's gross profit of $19,759,000, and decreased as a percentage of net sales to 34.5% in fiscal year 2000 as compared to 35.3% in the prior year. The increase in amount of gross profit is due primarily to the 12% increase in net sales. The decrease in gross profit percentage is primarily related to lower margins from the lighting business that was acquired at the beginning of the second half of fiscal 1999. Selling and administrative expenses increased to $12,798,000 from $12,360,000 primarily as a result of the additional expenses from the acquired businesses, partially offset by reduced costs in the areas of bad debt provision, warranty costs, and incentive compensation. As a percentage of net sales, selling and administrative expenses were at 20.3% in fiscal 2000 as compared to 22.0% in the prior year.

         The Company reported net interest income of $173,000 in the second quarter of fiscal 2000 as compared to net interest income of $138,000 in the second quarter of fiscal 1999 primarily reflective of an increased amount of short-term cash investments. The Company's effective tax rate increased to 38.1% in the second quarter of fiscal 2000 as compared to 37.9% in fiscal 1999 primarily due to increased provision of state and local income tax.

         Net income of $5,646,000 increased 21% over $4,668,000 in the second quarter of fiscal 1999. The increased net income resulted from increased gross profit on higher net sales, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $0.55 increased 17% in the second quarter of fiscal 2000 from $0.47 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 4% in the second quarter of fiscal 2000 to 10,308,000 shares from 9,873,000 shares in 1999 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SIX MONTHS ENDED
DECEMBER 31, 1998

         Net sales of $126,981,000 in the first half of fiscal 2000 increased 16% over fiscal 1999 first half net sales of $109,473,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; less than 2% of net sales in the first half of fiscal 2000). Results of the Commercial/Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 7% of net sales in fiscal
2000). Commercial/Industrial Lighting Group net sales increased 35% and Image Group net sales increased 8% in the first half of fiscal 2000 as compared to the prior year. The increase in the Commercial/Industrial Lighting Group net sales resulted primarily from the inclusion of the results of LSI MidWest Lighting and from increased sales of electrical wire harnesses. The increase in Image Group net sales is attributed primarily to growth in the Company's menu board system business and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics. The Company's exterior graphics sales volume and petroleum lighting sales volume, both components of the Image Group, were down approximately 6% and 2%, respectively, as compared to the prior year. Net sales of the Image Group to the petroleum/convenience store market represented 38% and 46% of net sales in the first half of fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $42,842,000 increased 13% over last year's gross profit of $37,993,000, and decreased as a percentage of net sales to 33.7% in fiscal year 2000 as compared to 34.7% in the prior year. The increase in amount of gross profit is due primarily to the 16% increase in net sales. The decrease in gross profit percentage is primarily related to lower margins from the lighting business that was acquired at the beginning of the second half of fiscal 1999. Selling and administrative expenses increased to $25,403,000 from $24,333,000 primarily as a result of the addition of the acquired businesses, partially offset by reduced costs in the areas of bad debt provision, warranty costs, incentive compensation, and selling costs of a product line that experienced a significant increase in net sales. As a percentage of net sales, selling and administrative expenses were at 20.0% in fiscal 2000 as compared to 22.2% in the prior year.

         The Company reported net interest income of $336,000 in the first half of fiscal 2000 as compared to net interest income of $212,000 in the first half of fiscal 1999 primarily reflective of an increased amount of short-term cash investments. The Company's effective tax rate increased to 38.1% in the first half of fiscal 2000 as compared to 37.9% in fiscal 1999 primarily due to increased provision of state and local income tax.

         Net income of $11,003,000 increased 28% over $8,580,000 in the first half of fiscal 1999. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 2000 as compared to 1999, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $1.07 increased 23% in the first half of fiscal 2000 from $0.87 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 5% in the first half of fiscal 2000 to 10,315,000 shares from 9,864,000 shares in 1999 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.

         See Note 2 to the accompanying consolidated financial statements for discussion of certain recently issued accounting pronouncements and their affect, if any, on the Company's future financial statements and/or disclosures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and its working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

         At December 31, 1999 the Company had working capital of $56.8 million, compared to $49.6 million at June 30, 1999. The ratio of current assets to current liabilities increased to 3.54 to 1 from 2.56 to 1. The increased working capital is primarily attributed to increased cash and inventory, and decreased accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

         The Company generated $9.1 million of cash from operating activities in the first half of fiscal 2000 as compared to $7.3 million in the first half of fiscal 1999. The increase in net cash flows from operating activities in the first half of fiscal 2000 is primarily the net result of increased net income, and a larger decrease in accounts receivable, partially offset by a larger decrease in accounts payable and accrued expenses. As of December 31, 1999, the Company's days sales outstanding were at approximately 54 days, level with the June 30, 1999 statistic.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of January 28, 2000. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2002 with an annual renewal in the fourth quarter of fiscal 2000. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2000 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $4.8 million in the first half of fiscal 2000 compare to $1.3 million in the prior year's first half. Spending in fiscal year 2000 was primarily related to capitalization of Company-wide enterprise resource planning software and related implementation costs, expansion of the Company's Cincinnati facilities, equipment, and tooling for new products. Capital expenditures totaling approximately $8 million are planned for fiscal 2000, exclusive of business acquisitions.

     On January 24, 2000 the Board of Directors declared a cash dividend of $0.08 per share (approximately $816,000) to be paid February 15, 2000 to shareholders of record on February 8, 2000. Cash dividends paid in the first half of fiscal 2000 totaled $2.3 million, a 24% increase over the $1.9 million paid in the first half of fiscal 1999.

     The Company encountered no serious problems with respect to year 2000 programming deficiencies. Systems and equipment critical to operation of the business operated properly in calendar year 2000. No problems with major suppliers or customers were encountered with respect to year 2000 programming deficiencies.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
----------------------------------------------------------

     At the Company's Annual Meeting of Shareholders held November 11, 1999, the following actions were taken by shareholders:

     4.1 All persons nominated as Class A Directors were elected with the votes for each person being:

                                             Shares - Withheld           Shares
          Name           Shares For             Authority              Abstained
          ----           ----------             ---------              ---------
Michael J. Burke         9,252,291               32,688                  None
Robert J. Ready          9,252,706               32,273                  None

     4.2 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 2000 was ratified by the following vote:

       Shares For    Shares Against     Shares Abstained     Broker Non-Votes
       ----------    --------------     ----------------     ----------------
       9,273,783         5,527              5,669                 None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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


                                   LSI Industries Inc.
                                   -------------------



                               BY: /s/ Robert J. Ready
                                   ------------------------------------
                                   Robert J. Ready
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                               BY: /s/ Ronald S. Stowell
                                   ------------------------------------
                                   Ronald S. Stowell
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)


February 3, 2000