Form 10-Q
period 2000-03-31
LSI INDUSTRIES INC
filed 2000-05-08
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


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

YES      X                 NO
    -----------               -----------


Common Shares, no par value.  Shares outstanding at May 1, 2000:  10,218,913

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                      Begins on
                                                                         Page
                                                                      ---------
PART I.  Financial Information

       ITEM 1.        Financial Statements

                      Consolidated Income Statements..................    3
                      Consolidated Balance Sheets.....................    4
                      Consolidated Statements of Cash Flows...........    5

                      Notes to Financial Statements...................    6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.................................    9

PART II.  Other Information

       ITEM 6.        Exhibits and Reports on Form 8-K................   13

Signatures            ................................................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                  Three Months Ended                    Nine Months Ended
                                                       March 31                              March 31
                                               -------------------------           -----------------------------
                                                 2000             1999                2000               1999
                                                 ----             ----                ----               ----
(in thousands, except per share data)
Net sales                                       $52,326          $53,408            $179,307            $162,881

Cost of products sold                            35,002           36,399             119,141             107,879
                                                -------          -------            --------            --------

     Gross profit                                17,324           17,009              60,166              55,002

Selling and administrative expenses              12,455           12,109              37,858              36,442
                                                -------          -------            --------            --------

     Operating income                             4,869            4,900              22,308              18,560

Interest expense                                     15               61                 135                 115

Interest (income)                                  (228)            (116)               (684)               (382)

Other (income) expense                                3               (5)                  3                  47
                                                -------          -------            --------            --------

     Income before income taxes                   5,079            4,960              22,854              18,780

Income tax expense                                1,909            1,877               8,681               7,117
                                                -------          -------            --------            --------

     Net income                                 $ 3,170          $ 3,083            $ 14,173            $ 11,663
                                                =======          =======            ========            ========


Earnings per common share

     Basic                                      $   .31          $    .31           $   1.39            $   1.19
                                                =======          ========           ========            ========

     Diluted                                    $   .31          $    .30           $   1.37            $   1.17
                                                =======          ========           ========            ========




The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           March 31,          June 30,
                                                             2000               1999
                                                           ---------          --------
(In thousands, except share amounts)

ASSETS
------

Current Assets
     Cash and cash equivalents                             $ 19,076          $ 13,881
     Accounts receivable                                     33,988            39,630
     Inventories                                             25,360            25,261
     Other current assets                                     3,354             2,687
                                                           --------          --------

         Total current assets                                81,778            81,459

Property, plant and equipment, net                           35,695            32,985

Goodwill and other assets, net                               22,752            23,270
                                                           --------          --------

                                                           $140,225          $137,714
                                                           ========          ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current Liabilities
     Notes payable to bank                                 $     --          $    379
     Current maturities of long-term debt                       197               196
     Accounts payable                                        11,509            14,628
     Accrued expenses                                        10,821            16,641
                                                           --------          --------

         Total current liabilities                           22,527            31,844

Long-Term Debt                                                1,555             1,705

Other Long-Term Liabilities                                   1,503             1,413

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued                --                --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,208,113 and 10,151,690
            shares, respectively                             46,434            45,588
     Retained earnings                                       68,206            57,164
                                                           --------          --------

         Total shareholders' equity                         114,640           102,752
                                                           --------          --------

                                                           $140,225          $137,714
                                                           ========          ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  Nine Months Ended
                                                                      March 31
                                                              -------------------------
                                                                2000             1999
                                                                ----             ----
(In thousands)

Cash Flows from Operating Activities
     Net income                                               $14,173           $11,663
     Non-cash items included in income
           Depreciation and amortization                        4,110             3,366
           Deferred income taxes                                   90                90
           Deferred compensation plan                             323               188
           Loss on disposition of fixed assets                      3                47

     Changes in operating assets and liabilities
           Accounts receivable                                  5,642             2,410
           Inventories                                            (99)             (286)
           Accounts payable and other                          (9,524)           (3,904)

     Change in liability for discontinued operations              (82)              (97)
                                                              -------           -------

           Net cash flows from operating activities            14,636            13,477
                                                              -------           -------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                 (6,308)           (3,069)
     Proceeds from sale of fixed assets                             3                 3
     Acquisition of businesses, net of cash received               --            (6,059)
                                                              -------           -------

           Net cash flows from investing activities            (6,305)           (9,125)
                                                              -------           -------

Cash Flows from Financing Activities
     Decrease in notes payable to bank                           (379)               --
     Payment of long-term debt                                   (149)           (1,145)
     Increase in long-term debt                                    --               569
     Cash dividends paid                                       (3,131)           (2,542)
     Purchase of treasury shares                                 (335)             (205)
     Exercise of stock options                                    858             1,010
                                                              -------           -------

           Net cash flows from financing activities            (3,136)           (2,313)
                                                              -------           -------

Increase (decrease) in cash and cash equivalents                5,195             2,039

Cash and cash equivalents at beginning of year                 13,881             9,338
                                                              -------           -------

Cash and cash equivalents at end of period                    $19,076           $11,377
                                                              =======           =======

Supplemental Cash Flow Information
     Interest paid                                            $   122           $   125
     Income taxes paid                                        $11,060           $ 8,311

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the periods ended March 31, 2000 and 1999. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 1999 annual report.

NOTE 2:  RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company will not be affected by this new standard because the Company has no derivative or hedging instruments.

NOTE 3:  BUSINESS SEGMENT INFORMATION

         LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum / convenience store market with approximately 39% and 42% of net sales concentrated in this market in the three months ended March 31, 2000, and 1999, respectively, and approximately 38% and 45% of net sales concentrated in this market in the nine months ended March 31, 2000, and 1999, respectively.

         The following information is provided for the following periods:

                                                              Three Months Ended           Nine Months Ended
                                                                   March 31                      March 31
                                                             ----------------------        --------------------
                                                                2000         1999           2000           1999
                                                                ----         ----           ----          -----
        (In thousands)
         NET SALES:
            Image Group                                       $  34,275    $  36,143       $119,503     $114,727
            Commercial / Industrial Lighting Group               18,051       17,265         59,804       48,154
                                                              ---------    ---------       --------     --------
                                                              $  52,326    $  53,408       $179,307     $162,881
                                                              =========    =========       ========     ========

         OPERATING INCOME:
            Image Group                                       $   3,505    $   3,805       $ 16,249     $ 13,657
            Commercial / Industrial Lighting Group                1,364        1,095          6,059        4,903
                                                              ---------    ---------       --------     --------
                                                              $   4,869    $   4,900       $ 22,308     $ 18,560
                                                              =========    =========       ========     ========


         CAPITAL EXPENDITURES:
            Image Group                                       $     978    $   1,566       $  4,172     $  2,334
            Commercial / Industrial Lighting Group                  523          209          2,136          735
                                                              ---------    ---------       --------     --------
                                                              $   1,501    $   1,775       $  6,308     $  3,069
                                                              =========    =========       ========     ========

         DEPRECIATION AND AMORTIZATION:
            Image Group                                       $     899    $     854       $  2,760     $  2,505
            Commercial / Industrial Lighting Group                  456          305          1,350          861
                                                              ---------    ---------       --------     --------
                                                              $   1,355    $   1,159       $  4,110     $  3,366
                                                              =========    =========       ========     ========

                                                                     March 31                    June 30
                                                              ----------------------      ----------------------
                                                                2000          1999           1999         1998
                                                                ----          ----           ----         ----
         IDENTIFIABLE ASSETS:
            Image Group                                        $ 79,887     $ 77,323       $ 86,011     $ 79,487
            Commercial / Industrial Lighting Group               36,152       36,757         37,645       20,730
                                                               --------     --------       --------     --------
                                                                116,039      114,080        123,656      100,217
            Corporate                                            24,186       12,204         14,058       10,099
                                                               --------     --------       --------     --------
                                                               $140,225     $126,284       $137,714     $110,316
                                                               ========     ========       ========     ========

         Operating income of the business segments includes sales less all operating expenses including allocations of corporate expense, but excluding interest expense. Sales between business segments are immaterial.

         Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, refundable income taxes, and capitalized business operating software.

NOTE 4:  EARNINGS PER COMMON SHARE

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                           Three Months Ended               Nine Months Ended
                                                                March 31                         March 31
                                                          ----------------------           --------------------
                                                           2000           1999              2000           1999
                                                           ----           ----              ----          -----
BASIC EARNINGS PER SHARE
------------------------

     Net income                                          $ 3,170         $ 3,083          $14,173        $11,663
                                                         =======         =======          =======        =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                           10,203          10,062           10,185          9,799
                                                         =======         =======          =======        =======

     Basic earnings per share                            $   .31         $   .31          $  1.39        $  1.19
                                                         =======         =======          =======        =======

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                                          $ 3,170         $ 3,083          $14,173        $11,663
                                                         =======         =======          =======        =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                           10,203          10,062           10,185          9,799

     Effect of dilutive securities (A):
         Impact of common shares to be
         issued under stock option plans,
         a deferred compensation plan
         and contingently issuable shares                    130             170              177            186
                                                         -------         -------          -------       --------

     Weighted average shares
         outstanding (B)                                  10,333          10,232           10,362          9,985
                                                         =======         =======          =======        =======

     Diluted earnings per share                          $   .31         $   .30          $  1.37        $  1.17
                                                         =======         =======          =======        =======


     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 50,515 common shares and 25,763 common shares during the three month periods ended March 31, 2000 and 1999, respectively, and 20,835 common shares and 10,745 common shares during the nine month periods ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):

                                                    March 31, 2000                 June 30, 1999
                                                    --------------                 -------------
                  Raw Materials                        $12,188                        $12,485

                  Work-in-Process and
                    Finished Goods                      13,172                         12,776
                                                      --------                        -------

                                                       $25,360                        $25,261
                                                       =======                        =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $3,131,000 and $2,542,000 in the nine month periods ended March 31, 2000 and 1999, respectively. In April 2000, the Company's Board of Directors declared an $0.08 per share regular quarterly cash dividend ($817,000) payable on May 16, 2000 to shareholders of record May 9, 2000.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 58,817 and 45,030 common shares were held in the Plan as of March 31, 2000 and June 30, 1999, respectively, and, accordingly, have been recorded as treasury shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                                  Three Months Ended                Nine Months Ended
                                                       March 31                          March 31
                                               ----------------------              -------------------
                                                2000             1999              2000           1999
                                                ----             ----              ----          -----

     Image Group                              $34,275           $36,143          $119,503         $114,727
     Commercial / Industrial
       Lighting Group                          18,051            17,265            59,804           48,154
                                              -------           -------          --------         --------

                                              $52,326           $53,408          $179,307         $162,881
                                              =======           =======          ========         ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1999

         Net sales of $52,326,000 in the third quarter of fiscal 2000 decreased 2% from fiscal 1999 third quarter net sales of $53,408,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; approximately 1% of net sales in the third quarter of fiscal 2000). Commercial / Industrial Lighting Group net sales increased 5% and Image Group net sales decreased 5% in the third quarter of fiscal 2000 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group is attributed to increased sales in substantially all markets. The decrease in Image Group net sales is attributed primarily to softness in the petroleum / convenience store market. The Company's graphics and petroleum lighting sales volume, both components of the Image Group, were down approximately 4% and 13%, respectively, as compared to the prior year. Third quarter net sales of the Image Group to the petroleum / convenience store market represented 39% and 42% of net sales in fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $17,324,000 increased 2% over last year's gross profit of $17,009,000, and increased as a percentage of net sales to 33.1% in fiscal year 2000 as compared to 31.8% in the prior year. The increase in amount of gross profit is due primarily to improved efficiencies and product mix, partially offset by the 2% decrease in net sales. Selling and administrative expenses increased to $12,455,000 from $12,109,000 primarily as a result of increased marketing and sales expense. As a percentage of net sales, selling and administrative expenses were at 23.8% in fiscal 2000 as compared to 22.7% in the prior year.

         The Company reported net interest income of $213,000 in the third quarter of fiscal 2000 as compared to net interest income of $55,000 in the third quarter of fiscal 1999 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return. The Company's effective tax rate decreased to 37.6% in the third quarter of fiscal 2000 as compared to 37.8% in fiscal 1999 primarily due to state and local income tax provisions.

         Net income of $3,170,000 increased 3% over $3,083,000 in the third quarter of fiscal 1999. The increased net income resulted from increased gross profit on lower net sales, and from the reporting of a larger amount of net interest income in fiscal 2000 as compared to 1999, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $0.31 increased 3% in the third quarter of fiscal 2000 from $0.30 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the third quarter of fiscal 2000 to 10,333,000 shares from 10,232,000 shares in 1999 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

         Net sales of $179,307,000 in the first nine months of fiscal 2000 increased 10% over fiscal 1999 nine month net sales of $162,881,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; less than 2% of net sales in the first nine months of fiscal 2000). Results of the Commercial / Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 8% of net sales in fiscal 2000). Commercial / Industrial Lighting Group net sales increased 24% and

Image Group net sales increased 4% in the first nine months of fiscal 2000 as compared to the prior year. The increase in the Commercial / Industrial Lighting Group net sales resulted primarily from the inclusion of the results of LSI MidWest Lighting and from increased sales of electrical wire harnesses. The increase in Image Group net sales is attributed primarily to growth in the Company's menu board system business and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics. The Company's graphics sales volume and petroleum lighting sales volume, both components of the Image Group, were down approximately 4% and 6%, respectively, as compared to the prior year. Net sales of the Image Group to the petroleum / convenience store market represented 38% and 45% of net sales in the first nine months of fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $60,166,000 increased 9% over last year's gross profit of $55,002,000, and decreased as a percentage of net sales to 33.6% in fiscal year 2000 as compared to 33.8% in the prior year. The increase in amount of gross profit is due primarily to the 10% increase in net sales. The decrease in gross profit percentage is primarily related to lower margins from the lighting business that was acquired at the beginning of the second half of fiscal 1999. Selling and administrative expenses increased to $37,858,000 from $36,442,000 primarily as a result of the addition of the acquired businesses, partially offset by reduced costs in the areas of bad debt provision, warranty costs, incentive compensation, and selling costs of a product line that experienced a significant increase in net sales. As a percentage of net sales, selling and administrative expenses were at 21.1% in fiscal 2000 as compared to 22.4% in the prior year.

         The Company reported net interest income of $549,000 in the first nine months of fiscal 2000 as compared to net interest income of $267,000 in the first nine months of fiscal 1999 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return. The Company's effective tax rate increased to 38.0% in the first nine months of fiscal 2000 as compared to 37.9% in fiscal 1999 primarily due to increased provision of state and local income tax.

         Net income of $14,173,000 increased 22% over $11,663,000 in the first nine months of fiscal 1999. The increased net income resulted from increased gross profit on higher net sales, and from the reporting of a larger amount of net interest income in fiscal 2000 as compared to 1999, partially offset by increased operating expenses and income taxes. Diluted earnings per share of $1.37 increased 17% in the first nine months of fiscal 2000 from $1.17 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 4% in the first nine months of fiscal 2000 to 10,362,000 shares from 9,985,000 shares in 1999 primarily as a result of common shares issued to acquire businesses and the exercise of stock options during the year.

         Certain recently issued accounting pronouncements may affect the Company's future financial statements and / or disclosures. See Note 2 to the accompanying consolidated financial statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

         At March 31, 2000 the Company had working capital of $59.3 million, compared to $49.6 million at June 30, 1999. The ratio of current assets to current liabilities increased to 3.63 to 1 from 2.56 to 1. The increased working capital is primarily attributed to increased cash and other current assets, and decreased accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

         The Company generated $14.6 million of cash from operating activities in the first nine months of fiscal 2000 as compared to $13.5 million in the first nine months of fiscal 1999. The increase in net cash flows from operating activities in the first nine months of fiscal 2000 is primarily the net result of increased net income, a larger decrease in accounts receivable, and increased depreciation and amortization, partially offset by a larger decrease in accounts payable and accrued expenses. As of March 31, 2000, the Company's days sales outstanding were at approximately 58 days, increased from 54 days at June 30, 1999.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of May 1, 2000. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2002 with an annual renewal in the fourth quarter of fiscal 2000. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2000 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $6.3 million in the first nine months of fiscal 2000 compare to $3.1 million in the prior year's first nine months. Spending in fiscal year 2000 was primarily related to capitalization of Company-wide enterprise resource planning software and related implementation costs, expansion of the Company's Cincinnati facilities, equipment, and tooling for new products. Capital expenditures totaling approximately $8 million are planned for fiscal 2000, exclusive of business acquisitions.

         On April 25, 2000 the Board of Directors declared a cash dividend of $0.08 per share (approximately $817,000) to be paid May 16, 2000 to shareholders of record on May 9, 2000. Cash dividends paid in the first nine months of fiscal 2000 totaled $3.1 million, a 23% increase over the $2.5 million paid in the first nine months of fiscal 1999.

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

                   LSI Industries Inc.



                   BY: /s/  Robert J. Ready
                       -----------------------------------------------------
                       Robert J. Ready
                       President and Chief Executive Officer
                       (Principal Executive Officer)



                   BY: /s/ Ronald S. Stowell
                       -----------------------------------------------------
                       Ronald S. Stowell
                       Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 4, 2000