Form 10-K
period 2000-06-30
LSI INDUSTRIES INC
filed 2000-09-25
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 7, 2000 was approximately $199,475,000, based on a closing price of $21.00. At September 7, 2000 there were 10,283,870 shares of no par value Common Shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement filed with the Commission for its 2000 annual meeting are incorporated by reference in Part III, as specified.

                              LSI INDUSTRIES INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                              Begins on
                                                                                                                Page
                                                                                                                ----
                                                         PART I

ITEM 1.       BUSINESS...................................................................................         1
ITEM 2.       PROPERTIES..................................................................................        2
ITEM 3.       LEGAL PROCEEDINGS...........................................................................        3
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................        3


                                                         PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS.................        3
ITEM 6.       SELECTED FINANCIAL DATA.....................................................................        4
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......        4
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................        4
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................        4
ITEM 9.       DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................        4


                                                        PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................        5
ITEM 11.      EXECUTIVE COMPENSATION......................................................................        5
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................        5
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................        5


                                                         PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K................................        5


SIGNATURES................................................................................................        7


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These include, but are not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key customers, unexpected difficulties in integrating acquired businesses, unfavorable outcome in resolution of loss contingencies, and fluctuations in operating results or costs.

                                     PART I

ITEM 1.  BUSINESS

         The Company's two business segments are the Image Group and the Commercial/Industrial Lighting Group. Net sales by segment are as follows (in thousands):

                                                    2000                  1999               1998
                                                    ----                  ----               ----
         Image Group                              $155,896              $159,277           $138,886
         Commercial/Industrial
              Lighting Group                        79,705                68,512             50,253
                                                  --------              --------           --------
                  Total Net Sales                 $235,601              $227,789           $189,139
                                                  ========              ========           ========

         The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum/ convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI IMAGES, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics (acquired in the fourth quarter of fiscal year 1999). The Commercial/Industrial Lighting Group manufactures and sells outdoor, indoor, and landscape lighting for the commercial/industrial and multi-site retail markets. The Commercial/Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Sports Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting (acquired in the third quarter of fiscal year
1999). The Company's most significant market is the petroleum/convenience store market with approximately 38%, 43% and 49% of net sales concentrated in this market in the fiscal years ended June 30, 2000, June 30, 1999, and June 30, 1998, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-14 of this Form 10-K for additional information on business segments.

         The decrease in Image Group net sales is attributed primarily to softness in the petroleum/convenience store market. Net sales to this significant market were adversely impacted by the temporary affects of mergers of major petroleum companies. The Company believes it is likely that net sales in the first two quarters of fiscal year 2001 could remain near the level of the fourth quarter of fiscal 2000 until various customers begin to implement and roll out their re-image programs.

         The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

         The Company is not dependent on any one supplier for any of its component parts.

         The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. The Company had a backlog of orders, believed by it to be firm, of $19.5 million and $27.2 million at June 30, 2000 and 1999, respectively. All orders are believed to be shippable within twelve months.

         The Company has approximately 1,450 full-time and 50 temporary employees. The Company has a comprehensive compensation and benefit program for most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

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

ITEM 2.  PROPERTIES

         The Company has nine facilities:

         Description                                 Size                        Location               Status
         -----------                                 ----                        --------               ------
    1)   LSI Industries Corporate           243,000 sq. ft.,               Cincinnati, OH               Owned
         Headquarters, and                  (includes 56,000
         lighting fixture and               sq. ft. of office
         graphics manufacturing             space)

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

    5)   Greenlee Lighting office           40,000 sq. ft.                 Dallas, TX                   Leased
         and manufacturing                  (includes 4,000 sq. ft.
                                            of office space)

    6)   Grady McCauley office              212,000 sq. ft.                North Canton, OH             Owned
         and manufacturing                  (includes 20,000
                                            sq. ft. of office space)

    7)   LSI Marcole office and             39,000 sq. ft.                 Manchester, TN               Owned
         manufacturing of electrical        (includes 5,000 sq. ft.
         wire harnesses; contract           of office space)
         assembly services

    8)   LSI MidWest Lighting               145,000 sq. ft.                Kansas City, KS              Owned
         office and manufacturing           (includes 6,000 sq. ft.
                                            of office space and
                                            8,000 sq. ft. of leased
                                            warehouse space)

    9)   LSI Retail Graphics office         27,000 sq. ft.                 Woonsocket, RI               Owned
         and manufacturing                  (includes 5,000 sq. ft.
                                            of office space and
                                            7,000 sq. ft. of leased
                                            warehouse space)

The Company considers these facilities (total of 1,134,000 square feet) adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

         Common share information appears in Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under "Range of share prices" on page S-22 of this Form 10-K. Information related to "Earnings per share from continuing operations" and "Cash dividends paid per share" appears in SELECTED FINANCIAL DATA on page S-24 of this Form 10-K.

         The Company's policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 10% and 20% of the then current fiscal year net income forecast. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend that, in conjunction with the regular quarterly cash dividends, would achieve a target payout ratio of between 20% and 40% of reported net income. The Company has paid annual dividends since fiscal 1987 and quarterly dividends since fiscal 1995.

         At August 21, 2000, there were 477 shareholders of record. The Company believes this represents approximately 3,500 beneficial shareholders. The Company's common shares are traded on the Nasdaq National Market under the symbol LYTS.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" appears on page S-24 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-4 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See ITEM 1. BUSINESS on page 1 and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under "Fair value of financial instruments" beginning on page S-11 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         Begins
Index to Financial Statements                                                                           on Page
                                                                                                        -------
         Financial Statements:
                Report of Independent Public Accountants                                                  S-5

                Consolidated Income Statements for the years
                   ended June 30, 2000, 1999 and 1998                                                     S-6
                Consolidated Balance Sheets at June 30, 2000 and 1999                                     S-7
                Consolidated Statements of Shareholders' Equity for
                   the years ended June 30, 2000, 1999 and 1998                                           S-9
                Consolidated Statements of Cash Flows for the
                   years ended June 30, 2000, 1999 and 1998                                               S-10
                Notes to Consolidated Financial Statements                                                S-11

         Financial Statement Schedules:

                II -        Valuation and Qualifying Accounts for the                                     S-25
                            years ended June 30, 2000, 1999 and 1998

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

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 9, 2000, as filed with the Commission pursuant to Regulation 14A.

                                     PART IV

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

         (3) Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

                  10K-89    = Annual Report on Form 10-K for the fiscal year
                              ended June 30, 1989

                  10K-96    = Annual Report on Form 10-K for the fiscal year
                              ended June 30, 1996

                  10Q-9/99  = Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1999

                  S-3(96)   = Form S-3 Registration Statement No. 33-65043

                  S-8(95-2) = Form S-8 Registration Statement No. 33-64723 for
                              the LSI Industries Inc. 1995 Directors' Stock Option Plan

                  S-8(99)   = Form S-8 Registration Statement No. 333-91531 for
                              the LSI Industries Inc. 1995 Stock Option Plan

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

Current
Form 10-K                                                                      Report/               Exhibit
Exhibit No.                         Description of Exhibit                     Document              Number
-----------                         ----------------------                     --------              ------
      3.1          Articles of Incorporation of LSI Industries Inc.             S-3 (96)               3.1

      3.2          Code of Regulations of LSI Industries Inc.                   S-3 (96)               3.2

        4          Instruments Defining the Rights of                           o
                   Security Holders

                     Management Compensatory Agreements
                     ----------------------------------
     10.1          LSI Industries Inc. Retirement Plan                          10Q-9/99                10.1
                   (Amended and Restated as of October 1, 1999)

     10.2          1985 Stock Option Plan                                       10K-89                  10.1

     10.3          LSI Industries Inc. 1995 Stock Option Plan                   S-8 (99)                 4.1

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

(b)  Form 8-K:

         There have been no reports on Form 8-K filed during the last quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LSI INDUSTRIES INC.



  September 21, 2000                     BY: /s/ Robert J. Ready
----------------------                      ------------------------------------
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

Signature                                          Title
---------                                          -----

/s/ Robert J. Ready                                Chairman of the Board,
-------------------------------------              Chief Executive Officer,
Robert J. Ready                                    and President
       Date:    September 21, 2000                 (Principal Executive Officer)
            -------------------------
/s/ Ronald S. Stowell                              Vice President, Chief
-------------------------------------              Financial Officer, and
Ronald S. Stowell                                  Treasurer
       Date:    September 21, 2000                 (Principal Financial and
            -------------------------              Accounting Officer)

*Michael J. Burke                                  Director
-------------------------------------
Michael J. Burke

*Allen L. Davis                                    Director
-------------------------------------
Allen L. Davis

*Wilfred T. O'Gara                                 Director
-------------------------------------
Wilfred T. O'Gara

*James P. Sferra                                   Secretary; Executive
-------------------------------------              Vice President -
James P. Sferra                                    Manufacturing; and Director


*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 21, 2000, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.



  September 21, 2000                     By:/s/ Ronald S. Stowell
----------------------                      ------------------------------------
Date                                            Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


SALES BY BUSINESS SEGMENT
   (In thousands)                                2000              1999             1998
                                                 ----              ----             ----
         Image Group                           $155,896          $159,277         $138,886
         Commercial/Industrial
                Lighting Group                   79,705            68,512           50,253
                                               --------          --------         --------
                                               $235,601          $227,789         $189,139
                                               ========          ========         ========

RESULTS OF OPERATIONS


2000 COMPARED TO 1999

         Net sales of $235,601,000 in fiscal 2000 increased 3% over fiscal 1999 net sales of $227,789,000. Results of the Image Group in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; approximately 2% of net sales in fiscal 2000). Results of the Commercial/Industrial Lighting Group in fiscal 2000 include the operations of LSI MidWest Lighting (acquired January 1999; approximately 8% of net sales in fiscal 2000). Commercial/Industrial Lighting Group net sales increased 16% and Image Group net sales decreased 2% in fiscal 2000 as compared to the prior year. The increase in the Commercial/ Industrial Lighting Group is attributed primarily to the full year effect of the acquisition of LSI MidWest Lighting, in addition to an approximate 2% sales increase in this segment. The decrease in Image Group net sales is attributed primarily to softness in the petroleum/convenience store market. Net sales to this significant market were adversely impacted by the temporary affects of mergers of major petroleum companies. The Company believes it is likely that net sales in the first two quarters of fiscal year 2001 could remain near the level of the fourth quarter of fiscal 2000 until various customers begin to implement and roll out their re-image programs. The Company's graphics and petroleum lighting sales volume, both components of the Image Group, were down approximately 2% and 11%, respectively, as compared to the prior year. Net sales of the Image Group to the petroleum/convenience store market represented 38% and 43% of net sales in fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $78,995,000 increased 2% over last year's gross profit of $77,108,000, and decreased as a percentage of net sales to 33.5% in fiscal year 2000 as compared to 33.9% in the prior year. The decrease in amount of gross profit is due primarily to product mix changes between years and competitive pricing in several markets, partially offset by the 3% increase in net sales and improved efficiencies. Selling and administrative expenses increased to $50,439,000 from $49,880,000 for a 1% increase, caused primarily by increased net sales. As a percentage of net sales, selling and administrative expenses were at 21.4% in fiscal 2000 as compared to 21.9% in the prior year.

         During fiscal year 1999 the Company began the task of converting its business operating software and systems company-wide. In addition work was started on an e-business strategy in fiscal year 2000. Total implementation costs expensed were $1,226,000 ($0.08 per share, diluted) in fiscal 2000 and $245,000 ($0.02 per share, diluted) in fiscal 1999. Net income during the estimated remaining implementation period extending into fiscal 2003 is likely to be affected by the implementation expense associated with this technology upgrade in amounts of $0.01 to $0.02 per share, diluted, each quarter.

         The Company reported net interest income of $868,000 in fiscal 2000 as compared to net interest income of $253,000 in fiscal 1999 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return. The Company's effective tax rate increased to 37.8% in fiscal 2000 as compared to 37.6% in fiscal 1999 primarily due to increased amortization of goodwill which is not deductible for tax purposes.

         Income from continuing operations of $18,279,000 increased 7% over $17,101,000 in fiscal 1999. The increased income from continuing operations resulted from increased gross profit on increased net sales, and from the reporting of a larger amount of net interest income in fiscal 2000 as compared to 1999, partially offset by increased operating expenses and income taxes. Diluted earnings per share from continuing operations of $1.77 increased 4% in fiscal 2000 from $1.70 per share in fiscal 1999. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 3% in fiscal 2000 to 10,354,000 shares from 10,088,000 shares in 1999 primarily as a result of common shares issued for the exercise of stock options during the year.

         The Company recorded a $1.0 million ($0.10 per share) discontinued operations charge, net of taxes, in the fourth quarter of fiscal 2000 for an increase in the loss contingency related to a lease guaranty in connection with its European operations which were discontinued in 1992. No charge to discontinued operations was recorded in fiscal 1999. Attempts to date to resolve this contingent liability have not been successful. The estimated amount that the Company would expect to spend to settle these lease obligations is the $2.7 million now in its reserve. The Company will vigorously contest any litigation or other action that could increase this liability. The maximum liability through the expiration of the lease, including obligations with respect to maintenance of the facility, could be approximately $4.5 million.

         Net income of $17,279,000 increased 1% over $17,101,000 in fiscal 1999 primarily as a result of increased income from continuing operations, partially offset by the charge to discontinued operations in fiscal 2000.


1999 COMPARED TO 1998

         Net sales of $227,789,000 in fiscal 1999 increased 20% over fiscal 1998 net sales of $189,139,000. Results of the Image Group in fiscal 1999 include the operations of LSI Retail Graphics (acquired April 1999; less than 1% of net sales in fiscal 1999). Results of the Commercial/Industrial Lighting Group include the operations of LSI MidWest Lighting (acquired January 1999; approximately 4% of net sales in fiscal 1999). Commercial/Industrial Lighting Group net sales increased 36% and Image Group net sales increased 15% in fiscal 1999 as compared to the prior year. The increase in the Commercial/Industrial Lighting Group net sales resulted from growth in substantially all markets and from inclusion of the results of LSI MidWest Lighting. The increase in Image Group net sales is attributed to growth in substantially all markets and products, particularly petroleum lighting, quick service restaurant, and interior graphics, as well as to the inclusion of the results of LSI Retail Graphics. Net sales of the Image Group to the petroleum/convenience store market represented 43% and 49% of net sales in fiscal 1999 and fiscal 1998, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 1999 as competitive pricing pressures held price increases to a minimum.

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

         At June 30, 2000 the Company had working capital of $61.1 million, compared to $49.6 million at June 30, 1999. The ratio of current assets to current liabilities increased to 3.36 to 1 from 2.56 to 1. The increased working capital is primarily attributed to increased cash and other current assets, and decreased accounts payable and accrued expenses, partially offset by a reduction in accounts receivable and an increase in net liabilities from discontinued operations.

         The Company generated $19.8 million of cash from operating activities in fiscal 2000 as compared to $20.6 million in fiscal 1999. The decrease in net cash flows from operating activities in fiscal 2000 is primarily the net result of a decrease in accounts payable and accrued expenses, and increases in inventories and refundable income taxes, partially offset by increased net income, a decrease in accounts receivable, an increase in net liabilities from discontinued operations, and increased depreciation and amortization. The decrease in accounts receivable and accrued expenses is primarily the result of lower sales volume and profitability in the fourth quarter of fiscal 2000 as compared to fiscal 1999. As of June 30, 2000, the Company's days sales outstanding were at approximately 55 days, increased from 54 days at June 30, 1999.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of August 21, 2000. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2003 with an annual renewal in the fourth quarter of fiscal 2001. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2001 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $9.0 million in fiscal 2000 compare to $4.5 million in fiscal 1999. Spending in fiscal year 2000 was primarily related to capitalization of Company-wide enterprise resource planning software and related implementation costs, expansion of the Company's facilities, equipment, and tooling for new products. Capital expenditures totaling approximately $7 million are planned for fiscal 2001, exclusive of business acquisitions.

         On August 17, 2000 the Board of Directors declared a cash dividend of $0.13 per share (approximately $1,339,000) comprised of a $0.08 per share regular quarterly dividend and a $0.05 per share special year-end dividend, to be paid September 12, 2000 to shareholders of record on September 5, 2000. During fiscal 2000, the Company paid cash dividends each quarter. Cash paid for dividends in fiscal 2000 was $4.0 million, a 22% increase over the $3.2 million paid in fiscal 1999.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of LSI Industries Inc.:

         We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                         /s/ Arthur Andersen LLP
                                                         Arthur Andersen LLP



Cincinnati, Ohio
August 17, 2000

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
(In thousands, except per share)

                                                  2000               1999               1998
                                                  ----               ----               ----
Net sales                                       $235,601           $227,789           $189,139
Cost of products sold                            156,606            150,681            124,659
                                                --------           --------           --------

     Gross profit                                 78,995             77,108             64,480

Selling and administrative expenses               50,439             49,880             44,286
                                                --------           --------           --------

     Operating income                             28,556             27,228             20,194

Interest (income)                                 (1,057)              (477)              (143)
Interest expense                                     189                224                106
Other expense                                         15                 95                108
                                                --------           --------           --------

     Income from continuing operations
         before income taxes                      29,409             27,386             20,123

Income tax expense                                11,130             10,285              7,536
                                                --------           --------           --------

     Income from continuing operations            18,279             17,101             12,587

Discontinued operations, net of tax
     benefit of $538                               1,000                 --                 --
                                                --------           --------           --------

         Net income                             $ 17,279           $ 17,101           $ 12,587
                                                ========           ========           ========

Earnings per common share from
     continuing operations

     Basic earnings per share                   $   1.79           $   1.73           $   1.32
                                                ========           ========           ========

     Diluted earnings per share                 $   1.77           $   1.70           $   1.29
                                                ========           ========           ========

Earnings per common share

     Basic earnings per share                   $   1.69           $   1.73           $   1.32
                                                ========           ========           ========

     Diluted earnings per share                 $   1.67           $   1.70           $   1.29
                                                ========           ========           ========



The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
(In thousands, except shares)


                                                       2000               1999
                                                       ----               ----
ASSETS

Current Assets
     Cash and cash equivalents                      $ 21,966           $ 13,881
     Accounts receivable, less allowance
         for doubtful accounts of $1,239
         and $1,213, respectively                     35,424             39,630

     Inventories                                      25,293             25,261

     Refundable income taxes                           1,160                157

     Other current assets                              3,237              2,530
                                                    --------           --------

         Total current assets                         87,080             81,459

Property, Plant and Equipment, at cost
     Land                                              3,947              3,863
     Buildings                                        20,522             18,477
     Machinery and equipment                          32,436             29,430
     Construction in progress                          4,842              1,212
                                                    --------           --------
                                                      61,747             52,982

     Less accumulated depreciation                   (24,625)           (19,997)
                                                    --------           --------
         Net property, plant and equipment            37,122             32,985

Goodwill, net                                         22,581             23,270
                                                    --------           --------

                                                    $146,783           $137,714
                                                    ========           ========


The accompanying notes are an integral part of these financial statements.

                                                           2000              1999
                                                           ----              ----
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable to bank                                 $     --          $    379
   Current maturities of long-term debt                       203               196
   Accounts payable                                        12,349            14,628
   Accrued expenses                                        11,606            16,150
   Net liabilities from discontinued operations             1,783               491
                                                         --------          --------

     Total current liabilities                             25,941            31,844

Long-Term Debt                                              1,498             1,705

Deferred Income Taxes                                       1,132             1,413

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued                  --                --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 10,291,730 and 10,151,690
       shares, respectively                                47,719            45,588
   Retained earnings                                       70,493            57,164
                                                         --------          --------

     Total shareholders' equity                           118,212           102,752
                                                         --------          --------

                                                         $146,783          $137,714
                                                         ========          ========

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
(In thousands, except per share)


                                                 Common Shares
                                           -------------------------
                                           Number of                           Retained
                                            Shares            Amount           Earnings           Total
                                           ---------          ------           --------           -----
BALANCE AT JUNE 30, 1997                     9,499           $34,516           $33,452           $ 67,968
     Net income                                 --                --            12,587             12,587
     Purchase of treasury shares               (12)             (233)               --               (233)
     Deferred stock compensation                --               209                --                209
     Stock options exercised, net              136               676                --                676
     Common shares issued for
         acquisition                            12               200                --                200
     Dividends - $.29 per share                 --                --            (2,750)            (2,750)
                                            ------           -------           -------           --------


BALANCE AT JUNE 30, 1998                     9,635            35,368            43,289             78,657
     Net income                                 --                --            17,101             17,101
     Purchase of treasury shares               (12)             (224)               --               (224)
     Deferred stock compensation                --               334                --                334
     Stock options exercised, net              124             1,285                --              1,285
     Common shares issued for
         acquisitions                          405             8,825                --              8,825
     Dividends - $.33 per share                 --                --            (3,226)            (3,226)
                                            ------           -------           -------           --------


BALANCE AT JUNE 30, 1999                    10,152            45,588            57,164            102,752
     NET INCOME                                 --                --            17,279             17,279
     PURCHASE OF TREASURY SHARES               (14)             (349)               --               (349)
     DEFERRED STOCK COMPENSATION                --               338                --                338
     STOCK OPTIONS EXERCISED, NET              154             2,142                --              2,142
     DIVIDENDS - $.39 PER SHARE                 --                --            (3,950)            (3,950)
                                            ------           -------           -------           --------


BALANCE AT JUNE 30, 2000                    10,292           $47,719           $70,493           $118,212
                                            ======           =======           =======           ========


The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
(In thousands)


                                                                      2000               1999               1998
                                                                      ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                      $17,279           $ 17,101           $12,587

     Non-cash items included in income
         Depreciation and amortization                                 5,511              4,813             4,375
         Deferred income taxes                                          (566)               (84)             (401)
         Deferred compensation plan                                      338                334               209
         Loss on disposition of fixed assets                              15                 95               108

     Change (excluding effects of acquisitions) in
         Accounts receivable                                           4,206             (4,075)           (5,326)
         Inventories                                                     (32)             2,273            (1,569)
         Refundable income taxes                                      (1,003)               117                --
         Accounts payable                                             (2,279)              (262)            1,086
         Accrued expenses and other                                   (4,966)               348             3,235
         Net liabilities from discontinued operations                  1,292                (70)              (21)
                                                                     -------           --------           -------

              Net cash flows from operating activities                19,795             20,590            14,283
                                                                     -------           --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, plant, and equipment                       (8,977)            (4,455)           (4,120)
     Proceeds from sale of fixed assets                                    3                 14                30
     Acquisition of businesses, net of cash received                      --             (8,657)             (712)
                                                                     -------           --------           -------

         Net cash flows from investing activities                     (8,974)           (13,098)           (4,802)
                                                                     -------           --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) of borrowings under line of credit             (379)               379                --
     Proceeds from issuance of long-term debt                             --                919                --
     Payment of long-term debt                                          (200)            (2,082)             (448)
     Cash dividends paid                                              (3,950)            (3,226)           (2,750)
     Exercise of stock options                                         2,142              1,285               676
     Purchase of treasury shares                                        (349)              (224)             (233)
                                                                     -------           --------           -------

         Net cash flows from financing activities                     (2,736)            (2,949)           (2,755)
                                                                     -------           --------           -------

Increase in cash and cash equivalents                                  8,085              4,543             6,726

Cash and cash equivalents at beginning of year                        13,881              9,338             2,612
                                                                     -------           --------           -------

Cash and cash equivalents at end of year                             $21,966           $ 13,881           $ 9,338
                                                                     =======           ========           =======


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION:

Revenue is recognized when the customer accepts title and the resultant risks and rewards of ownership. Generally this occurs upon shipment of goods or shortly thereafter. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

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

                  Buildings                   31 - 40 years
                  Machinery and equipment      3 - 10 years

GOODWILL:

The excess of cost over fair value of assets acquired ("goodwill") is amortized over periods ranging between twenty and forty years. As of June 30, 2000 and 1999, accumulated amortization of goodwill was $1,827,000 and $1,138,000, respectively. The Company periodically evaluates goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.

EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,052,000 in 2000, $1,937,000 in 1999, and $1,641,000 in 1998.

INCOME TAXES:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

EARNINGS PER COMMON SHARE:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 159,000 shares in 2000, 205,000 shares in 1999, and 231,000 shares in 1998. See also Notes 4 and 7.

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

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from discontinued operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities, including those associated with the lease on the U.K. facility, which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, were retained by the Company. The lease on the now vacant facility is guaranteed by the Company through its expiration in March 2001. For the past several years the Company has been involved in both litigation and negotiations related to lease payments (unpaid since 1995), to maintenance of the facility, and to the remaining lease obligation through March 2001 with the various entities associated with this lease. In the fourth quarter of fiscal year 2000 the Company settled all outstanding lease matters with a sublessee at less than amounts previously anticipated. The $608,000 settlement payment received was added to the Company's reserve for discontinued operations. In the first quarter of fiscal year 2001 the Company made an offer to settle all obligations with respect to the lease.

In the fourth quarter of fiscal year 2000 the Company recorded a charge to discontinued operations of $1.5 million ($1.0 million net of income taxes or $0.10 per share) to increase its reserve for remaining liabilities associated with the lease. The Company expects settlement of lease obligations to approximate the $2.7 million now in its reserve, and will vigorously contest any litigation or other action that could increase this liability. The maximum liability through the March 2001 expiration of the lease, including obligations with respect to maintenance of the facility, could be approximately $4.5 million.

The reserve for discontinued operations incurred the following activity during fiscal years 2000 and 1999:

                  (In thousands)                         2000                    1999
                                                         ----                    ----
         Balance Beginning of year                       $ 755                   $ 864

         less:  Payments made                             (156)                   (109)

         plus:  Settlement received                         608                    --

         plus:  Charge to discontinued
            operations                                    1,538                    --
                                                         ------                  ----

         Balance June 30, 2000                           $2,745                  $755
                                                         ======                  ====

The Company's reserve for discontinued operations, net of related taxes, is included in current liabilities in the amounts of $1,783,000 and $491,000 as of June 30, 2000 and 1999, respectively.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Group and the Commercial/ Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum/convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial/Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial/industrial and multi-site retail markets. The Commercial/ Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum/convenience store market with approximately 38%, 43%, and 49% of net sales concentrated in this market in fiscal 2000, 1999, and 1998, respectively.

The following information is provided for the following periods:

                  (In thousands)                   2000              1999              1998
                                                   ----              ----              ----
NET SALES:
   Image Group                                   $155,896          $159,277          $138,886
   Commercial/Industrial Lighting Group            79,705            68,512            50,253
                                                 --------          --------          --------
                                                 $235,601          $227,789          $189,139
                                                 ========          ========          ========

OPERATING INCOME:
   Image Group                                   $ 21,024          $ 19,848          $ 15,056
   Commercial/Industrial Lighting Group             7,532             7,380             5,138
                                                 --------          --------          --------
                                                 $ 28,556          $ 27,228          $ 20,194
                                                 ========          ========          ========

IDENTIFIABLE ASSETS:
   Image Group                                   $ 84,513          $ 86,011          $ 79,487
   Commercial/Industrial Lighting Group            38,588            37,645            20,730
                                                  123,101           123,656           100,217
   Corporate                                       23,682            14,058            10,099
                                                 --------          --------          --------
                                                 $146,783          $137,714          $110,316
                                                 ========          ========          ========

CAPITAL EXPENDITURES:
   Image Group                                   $  6,279          $  3,214          $  3,029
   Commercial/Industrial Lighting Group             2,698             1,241             1,091
                                                 --------          --------          --------
                                                 $  8,977          $  4,455          $  4,120
                                                 ========          ========          ========

DEPRECIATION AND AMORTIZATION:
   Image Group                                   $  3,687          $  3,425          $  3,410
   Commercial/Industrial Lighting Group             1,824             1,388               965
                                                 --------          --------          --------
                                                 $  5,511          $  4,813          $  4,375
                                                 ========          ========          ========

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

     (In thousands, except per share)                    2000             1999             1998
                                                         ----             ----             ----
BASIC EARNINGS PER SHARE

     Income from continuing operations                  $18,279          $17,101          $12,587
                                                        =======          =======          =======

     Net income                                         $17,279          $17,101          $12,587
                                                        =======          =======          =======

     Weighted average shares outstanding
         during the period, net
         of treasury shares                              10,195            9,883            9,559
                                                        =======          =======          =======

     Basic earnings per share from continuing
         operations                                     $  1.79          $  1.73          $  1.32
                                                        =======          =======          =======

     Basic earnings per share                           $  1.69          $  1.73          $  1.32
                                                        =======          =======          =======

DILUTED EARNINGS PER SHARE

     Income from continuing operations                  $18,279          $17,101          $12,587
                                                        =======          =======          =======

     Net income                                         $17,279          $17,101          $12,587
                                                        =======          =======          =======

     Weighted average shares outstanding
         during the period, net of
         treasury shares                                 10,195            9,883            9,559

         Effect of dilutive securities (A):
              Impact of common shares to be
              issued under stock option plans,
              a deferred compensation plan,
              and contingently issuable shares              159              205              231
                                                        -------          -------          -------

         Weighted average shares
              outstanding (B)                            10,354           10,088            9,790
                                                        =======          =======          =======

     Diluted earnings per share from
         continuing operations                          $  1.77          $  1.70          $  1.29
                                                        =======          =======          =======

     Diluted earnings per share                         $  1.67          $  1.70          $  1.29
                                                        =======          =======          =======

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

     (B) Options to purchase 36,105 common shares, 14,359 common shares, and 4,390 common shares at June 30, 2000, 1999, and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

          (In thousands)                     2000              1999
                                             ----              ----
INVENTORIES:
         Raw materials                      $11,824          $12,485
         Work-in-process and
            finished goods                   13,469           12,776
                                            -------          -------
                                            $25,293          $25,261
                                            =======          =======

ACCRUED EXPENSES:
         Compensation and benefits          $ 5,725          $ 8,659
         Customer prepayments               $ 1,144          $ 1,662

NOTE 6 - REVOLVING LINES OF CREDIT, AND LONG-TERM DEBT

The Company has two unsecured revolving lines of credit with its banks in the aggregate amount of $32 million, all of which was available as of June 30, 2000. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2003, with an annual renewal for the third year of commitment in the fourth quarter of fiscal 2001. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank's base lending rate less an increment, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, on the Company's primary line of credit fluctuates between 50 and 95 basis points and the commitment fee on the unused balance fluctuates between 15 and 25 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the LIBOR borrowing rate, as periodically determined, on the Company's secondary line of credit fluctuates between 50 and 125 basis points depending upon the ratio of indebtedness to tangible net worth. The increment under the bank's base lending rate on both lines of credit fluctuates between 150 and 75 basis points depending upon the same performance ratios as under LIBOR borrowings. At June 30, 2000 the interest rate on this revolving line of credit would be 7.25%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company did not borrow under its revolving lines of credit during fiscal year 2000.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $935,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds through fiscal 2010. The IRB interest rate, which is reestablished semi-annually, is currently 5.0%, plus a 75 basis point letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.6 million.

The Company has equipment loans outstanding totaling $766,000 with a bank and a governmental agency. The loans are for terms of seven years through fiscal 2006 at a weighted average interest rate of 5.6% and are secured by specified equipment which has a net carrying value of $993,000. The Company makes monthly principal and interest payments and is committed to specified job growth in its facility in Northeast Ohio.

LONG-TERM DEBT:     (In thousands)                         2000            1999
                                                           ----            ----
     Industrial Revenue Development Bond at 5.0%          $  935          $1,005
     Equipment loans (average rate of 5.6%)                  766             896
                                                          ------          ------
                                                           1,701           1,901

     Less current maturities                                 203             196
                                                          ------          ------
                                                          $1,498          $1,705
                                                          ======          ======

         Future maturities of long-term debt at June 30, 2000 are as follows (in thousands):

              2001           2002            2003           2004           2005          2006 and after
              ----           ----            ----           ----           ----          --------------
              $203           $210            $212           $218           $226               $632

NOTE 7 - SHAREHOLDERS' EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 890,126, of which 329,750 shares were available for future grant as of June 30, 2000. The plans allow for the grant of both incentive stock options and non-qualified stock options. In the first quarter of fiscal year 2001 the Company granted options to purchase 193,000 common shares to 46 key employees and managers.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2000, 1999, and 1998.

                                                   2000                      1999                      1998
                                                   ----                      ----                      ----
         Dividend yield                              1.25%                     1.25%                        2%
         Expected volatility                           42%                       44%                       49%
         Risk-free interest rate               6.14%-6.90%               4.45%-6.24%               5.56%-6.54%
         Expected life                            4-8 YRS.                  4-8 yrs.                  4-8 yrs.

At June 30, 2000, the 18,800 options granted during fiscal 2000 to employees and non-employee directors have exercise prices ranging from $17.69 to $23.25, fair values ranging from $7.49 to $11.84 per option, and remaining contractual lives of four to nine years. The 56,900 options granted during fiscal 1999 to employees and non-employee directors had, at June 30, 1999, exercise prices ranging from $16.88 to $23.00, fair values ranging from $8.49 to $11.89 per option, and remaining contractual lives of four to nine years. The 154,400 options granted during fiscal 1998 to employees and non-employee directors had, as of June 30, 1998, exercise prices ranging from $14.00 to $19.00, fair values ranging from $6.16 to $9.44, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2000, 1999, and 1998 would have been as follows:

     (In thousands except earnings per share)          2000            1999              1998
                                                       ----            ----              ----
         Net income
              As reported                            $17,279          $17,101          $12,587
              Pro forma                              $17,035          $16,629          $12,225

         Earnings per common share
              Basic
                      As reported                    $  1.69          $  1.73          $  1.32
                      Pro forma                      $  1.67          $  1.68          $  1.28
              Diluted
                      As reported                    $  1.67          $  1.70          $  1.29
                      Pro forma                      $  1.65          $  1.66          $  1.26


Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Information involving the stock option plans for the years ended June 30, 2000, 1999, and 1998 is shown in the table below:

                                                2000                        1999                          1998
                                         -------------------         -------------------           -------------------
                                                    Weighted                    Weighted                      Weighted
                                                     Average                     Average                       Average
                                                    Exercise                    Exercise                      Exercise
      (Shares in thousands)              Shares       Price          Shares       Price            Shares       Price
                                         ------       -----          ------       -----            ------       -----
Outstanding at beginning of year           408       $14.41            500       $12.70              518       $ 9.89

         Granted                            19        21.74             57        19.82              154        15.31
         Terminated                         (7)       16.03             (8)       16.23              (17)       13.86
         Exercised                        (178)       12.79           (141)       10.33             (155)        5.79
                                          ----                        ----                          ----

Outstanding at end of year                 242       $16.13            408       $14.41              500       $12.70
                                          ====                        ====                          ====

Exercisable at end of year                 109       $15.00            129       $12.92              128       $ 9.40
                                          ====                        ====                          ====

The Company implemented a non-qualified Deferred Compensation Plan in fiscal 1997. All Plan investments are in common shares of the Company. A total of 59,566 and 45,030 common shares were held in the Plan as of June 30, 2000 and 1999, respectively, and, accordingly, have been recorded as treasury shares.

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

On August 17, 2000, the Board of Directors declared a cash dividend of $0.13 per share, comprised of a $0.08 regular quarterly dividend and a $0.05 special year-end dividend, to be paid September 12, 2000 to shareholders of record on September 5, 2000. Annual cash dividend payments made during fiscal years 2000, 1999, and 1998 were $0.39, $0.33, and $0.29 per share, respectively.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,385,000 in 2000, $1,174,000 in 1999, and $1,094,000 in 1998. Minimum annual rental commitments under non-cancelable operating leases are: $1,013,000 in 2001, $318,000 in 2002, $76,000 in 2003,
$8,000 in 2004, and $1,000 in 2005.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

        (In thousands)                               2000              1999               1998
                                                     ----              ----               ----
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current federal                                $10,773            $ 9,466            $7,143
    Current state and local                            923                903               794
    Deferred                                          (566)               (84)             (401)
                                                   -------            -------            ------
                                                   $11,130            $10,285            $7,536
                                                   =======            =======            ======

RECONCILIATION TO FEDERAL STATUTORY RATE:
   Federal statutory tax rate                         35.0%              35.0%             35.0%
   State and local taxes                               2.0                2.1               2.6
   Goodwill and other                                   .8                 .5               (.1)
                                                   -------            -------            ------
   Effective tax rate                                 37.8%              37.6%             37.5%
                                                   =======            =======            ======


The components of deferred income tax assets and (liabilities) at June 30, 2000 and 1999 are as follows:

                  (In thousands)                                                  2000               1999
                                                                                  ----               ----
     Reserves against current assets                                             $   818           $   862
     Prepaid expenses                                                               (707)             (410)
     Accrued expenses                                                                882               953
     Depreciation                                                                 (1,694)           (1,853)
     Goodwill and acquisition costs                                                  132               129
     Deferred compensation                                                           430               311
     Net liabilities from discontinued operations                                    962               264
                                                                                 -------           -------
         Net deferred income tax asset                                           $   823           $   256
                                                                                 =======           =======


Reconciliation to the balance sheets as of June 30, 2000 and 1999:

                  (In thousands)                                                  2000               1999
                                                                                  ----               ----
Deferred income tax asset (liability) included in:
     Other current assets                                                        $   993           $ 1,405
     Net liabilities from discontinued operations                                    962               264
     Long-term deferred income tax liability                                      (1,132)          (1,413)
                                                                                 -------           -------

         Net deferred income tax asset                                           $   823          $    256
                                                                                 =======           =======

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

             (In thousands)                                   2000             1999              1998
                                                              ----             ----              ----
Cash payments:
       Interest                                              $   160          $   148           $  126
       Income taxes                                          $12,520          $10,034           $7,184

Non-cash investing and financing activities:
       Value of common shares issued for
         acquisitions                                        $    --          $ 8,825           $  200

Details of acquisitions:
       Working capital, less cash                            $    --          $ 2,417           $   59
       Property, plant & equipment                                --            5,241              647
       Other assets, net                                          --             (947)              (4)
       Excess of purchase price paid over estimated
            net assets of acquired businesses                $    --           10,771              210
                                                             -------          -------           ------
                                                                  --           17,482              912
       Less fair value of common shares issued                    --           (8,825)            (200)
                                                             -------          -------           ------
            Cash paid for acquisitions                       $    --          $ 8,657           $  712
                                                             =======          =======           ======

NOTE 11 - ACQUISITIONS

On April 9, 1999, the Company acquired substantially all assets and assumed certain liabilities of Retail Graphics, Inc., a privately owned manufacturer of interior graphics primarily for the retail store market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of LSI Retail Graphics first included in the Company's fourth quarter fiscal 1999 results in the Image Group. The total purchase price for the business, exclusive of acquisition costs, was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of the Company (valued at $825,000). The acquisition provides for a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and common shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. There was no earn-out paid at the conclusion of year one. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $3.2 million, which is recorded as goodwill and is being amortized over twenty years.

The Company completed the acquisition of Mid-West Chandelier Company and Fairfax Lighting, Inc., two privately owned manufacturers of interior fluorescent lighting fixtures, effective January 1, 1999. For financial statement purposes these acquisitions were accounted for as purchases with operating results of LSI MidWest Lighting first included in the Company's third quarter fiscal 1999 results in the Commercial/Industrial Lighting Group. The total purchase price for the two companies was $16,000,000, exclusive of acquisition costs, consisting of $8,000,000 in cash and 357,143 common shares of the Company (valued at $8,000,000). The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. There was no earn-out paid at the conclusion of year one. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $7.7 million, which is recorded as goodwill and is being amortized over forty years.

On February 6, 1998, the Company acquired the outstanding common shares of Marcole, Inc., a privately owned manufacturer of electrical wiring harnesses primarily for the appliance industry. For financial statement purposes the acquisition was accounted for as a purchase with operating results of Marcole first included in the Company's fiscal 1998 third quarter financial statements in the Commercial/Industrial Lighting Group. The purchase price was 12,000 common shares of the Company (valued at $200,000) plus $712,000 in cash. The purchase price exceeded the estimated fair value of net assets acquired by $210,000, which is recorded as goodwill and is being amortized over forty years.

NOTE 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     (In thousands except per share data)
                                                              Quarter Ended
                                        ----------------------------------------------------------           Fiscal
                                        Sept. 30         Dec. 31          March 31         June 30            Year
                                        --------         -------          --------         -------            ----
2000
     Net sales                          $64,014          $62,967          $52,326          $56,294          $235,601
     Gross profit                        21,095           21,747           17,324           18,829            78,995
     Income from continuing
         operations                       5,357            5,646            3,170            4,106            18,279

Earnings per share from
         continuing operations
     Basic                              $   .53          $   .55          $   .31          $   .40          $   1.79
     Diluted                            $   .52          $   .55          $   .31          $   .40          $   1.77(a)

Range of share prices
     High                               $ 25.25          $ 25.50          $ 21.56          $ 22.16          $  25.50
     Low                                $ 22.63          $ 19.13          $ 14.69          $ 12.50          $  12.50

1999
     Net sales                          $53,414          $56,059          $53,408          $64,908          $227,789
     Gross profit                        18,234           19,759           17,009           22,106            77,108
     Income from continuing
         operations                       3,912            4,668            3,083            5,438            17,101

Earnings per share
     Basic                              $   .41          $   .48          $   .31          $   .54          $   1.73(a)
     Diluted                            $   .40          $   .47          $   .30          $   .53          $   1.70

Range of share prices
     High                               $ 22.00          $ 23.00          $ 22.75          $ 24.38          $  24.38
     Low                                $ 17.25          $ 15.75          $ 15.88          $ 17.25          $  15.75

1998
     Net sales                          $43,957          $47,754          $43,386          $54,042          $189,139
     Gross profit                        15,519           17,120           13,717           18,124            64,480
     Income from continuing
         operations                       2,975            3,680            1,917            4,015            12,587

Earnings per share
     Basic                              $   .31          $   .39          $   .20          $   .42          $   1.32
     Diluted                            $   .31          $   .38          $   .20          $   .41          $   1.29(a)

Range of share prices
     High                               $ 17.38          $ 19.38          $ 22.75          $ 24.00          $  24.00
     Low                                $ 13.50          $ 15.75          $ 16.75          $ 18.38          $  13.50


(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 21, 2000, there were 477 shareholders of record. The Company believes this represents approximately 3,500 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

INCOME STATEMENT DATA:
                                          2000               1999               1998               1997               1996
                                          ----               ----               ----               ----               ----
Net sales                               $235,601           $227,789           $189,139           $144,742           $152,733
Cost of products sold                    156,606            150,681            124,659             96,200            104,221
Operating expenses                        50,439             49,880             44,286             34,833             35,101
                                        --------           --------           --------           --------           --------

     Operating income                     28,556             27,228             20,194             13,709             13,411
Interest (income)                         (1,057)              (477)              (143)              (528)              (154)
Interest expense                             189                224                106                 41                498
Other expense                                 15                 95                108                114                 62
                                        --------           --------           --------           --------           --------

Income from continuing opera-
     tions before income taxes            29,409             27,386             20,123             14,082             13,005
Income taxes                              11,130             10,285              7,536              5,210              4,735
                                        --------           --------           --------           --------           --------

Income from continuing
     operations                         $ 18,279           $ 17,101           $ 12,587           $  8,872           $  8,270
                                        ========           ========           ========           ========           ========

Net income                              $ 17,279           $ 17,101           $ 12,587           $  8,872           $  6,770
                                        ========           ========           ========           ========           ========

Earnings per common share from
     continuing operations
         Basic                          $   1.79           $   1.73           $   1.32           $    .99           $   1.02
         Diluted                        $   1.77           $   1.70           $   1.29           $    .97           $    .98

Cash dividends paid per share           $    .39           $    .33           $    .29           $    .23           $    .21

Weighted average common shares
         Basic                            10,195              9,883              9,559              9,004              8,096
         Diluted                          10,354             10,088              9,790              9,188              8,456

BALANCE SHEET DATA:
  (At June 30)                            2000               1999               1998               1997               1996
                                          ----               ----               ----               ----               ----
Working capital                         $ 61,139           $ 49,615           $ 40,237           $ 30,192           $ 36,146
Total assets                             146,783            137,714            110,316             95,189             79,496
Long-term debt,
     including current
     maturities                            1,701              1,901              1,195              1,382              1,562

Shareholders' equity                     118,212            102,752             78,657             67,968             54,737

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

       COLUMN A                              COLUMN B            COLUMN C         COLUMN D          COLUMN E
       --------                              --------            --------         --------          --------
                                                                Additions
                                              Balance           Charged to                           Balance
                                             Beginning          Costs and           (A)              End of
Description                                  of Period           Expenses        Deductions          Period
-----------                                  ---------           --------        ----------          ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year Ended June 30, 2000                  $1,213           $ 97               $ (71)            $1,239
     Year Ended June 30, 1999                  $  560         $1,133 (B)           $(480)            $1,213
     Year Ended June 30, 1998                  $  401           $465               $(306)            $  560



INVENTORY OBSOLESCENCE RESERVES:

     Year Ended June 30, 2000                  $1,083           $194               $(483)            $  794
     Year Ended June 30, 1999                  $  841           $982               $(740)            $1,083
     Year Ended June 30, 1998                  $  551           $688               $(398)            $  841



(A) For allowance for doubtful accounts, deductions are uncollectible accounts charged off, less recoveries.

(B) Includes $190 resulting from net assets purchased in fiscal year 1999.