Form 10-Q
period 2000-09-30
LSI INDUSTRIES INC
filed 2000-11-13
CIK 763532

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

YES   X                 NO
    -----                  -----

Common Shares, no par value. Shares outstanding at November 1, 2000:  10,303,497

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                      Begins on
                                                                         Page
                                                                         ----
PART I.  Financial Information

       ITEM 1.        Financial Statements

                      Consolidated Income Statements..................    3
                      Consolidated Balance Sheets.....................    4
                      Consolidated Statements of Cash Flows...........    5

                      Notes to Financial Statements...................    6

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.................................    9

PART II.  Other Information

       ITEM 6.        Exhibits and Reports on Form 8-K................   12

Signatures            ................................................   12







"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These include, but are not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key customers, unexpected difficulties in integrating acquired businesses, unfavorable outcome in resolution of loss contingencies, and fluctuations in operating results or costs.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                 Three Months Ended
                                                   September 30
                                              ----------------------
(in thousands, except per                     2000              1999
 share data)                                  ----              ----

Net sales                                   $ 52,304          $ 64,014

Cost of products sold                         35,712            42,919
                                            --------          --------

     Gross profit                             16,592            21,095

Selling and administrative expenses           12,074            12,605
                                            --------          --------

     Operating income                          4,518             8,490

Interest expense                                  31               120

Interest (income)                               (395)             (283)

Other (income) expense                            (6)               --
                                            --------          --------

     Income before income taxes                4,888             8,653

Income tax expense                             1,907             3,296
                                            --------          --------

     Net income                             $  2,981          $  5,357
                                            ========          ========


Earnings per common share

     Basic                                  $    .29          $    .53
                                            ========          ========

     Diluted                                $    .29          $    .52
                                            ========          ========





The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                    September 30,       June 30,
                                                            2000             2000
                                                            ----             ----
ASSETS

Current Assets
     Cash and cash equivalents                            $ 20,461         $ 21,966
     Accounts receivable                                    35,412           35,424
     Inventories                                            25,978           25,293
     Other current assets                                    4,081            4,397
                                                          --------         --------

         Total current assets                               85,932           87,080

Property, plant and equipment, net                          38,166           37,122

Goodwill and other assets, net                              22,409           22,581
                                                          --------         --------

                                                          $146,507         $146,783
                                                          ========         ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                 $    203         $    203
     Accounts payable                                       11,185           12,349
     Accrued expenses                                       12,476           13,389
                                                          --------         --------

         Total current liabilities                          23,864           25,941

Long-Term Debt                                               1,466            1,498

Other Long-Term Liabilities                                  1,162            1,132

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued               --               --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,305,745 and 10,291,730
            shares, respectively                            47,879           47,719
     Retained earnings                                      72,136           70,493
                                                          --------         --------

         Total shareholders' equity                        120,015          118,212
                                                          --------         --------

                                                          $146,507         $146,783
                                                          ========         ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                         Three Months Ended
                                                                          September 30
                                                                     ----------------------
                                                                     2000              1999
                                                                     ----              ----
Cash Flows from Operating Activities
     Net income                                                    $  2,981          $  5,357
     Non-cash items included in income
           Depreciation and amortization                              1,256             1,370
           Deferred income taxes                                         30                29
           Deferred compensation plan                                    68               162
           (Gain) on disposition of fixed assets                         (6)               --

     Changes in
           Accounts receivable                                           12            (1,532)
           Inventories                                                 (685)           (1,221)
           Accounts payable and other                                (1,715)           (1,693)

           Net liabilities from discontinued operations                 (46)              (41)
                                                                   --------          --------

                  Net cash flows from operating activities            1,895             2,431
                                                                   --------          --------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                       (2,128)           (2,737)
     Proceeds from sale of fixed assets                                   6                --
                                                                   --------          --------

           Net cash flows from investing activities                  (2,122)           (2,737)
                                                                   --------          --------

Cash Flows from Financing Activities
     (Decrease) of borrowings under line of credit                       --              (379)
     Payment of long-term debt                                          (32)              (35)
     Cash dividends paid                                             (1,338)           (1,501)
     Exercise of stock options                                          270               446
     Purchase of treasury shares                                       (178)             (300)
                                                                   --------          --------

           Net cash flows from financing activities                  (1,278)           (1,769)
                                                                   --------          --------

Increase (decrease) in cash and cash equivalents                     (1,505)           (2,075)

Cash and cash equivalents at beginning of year                       21,966            13,881
                                                                   --------          --------

Cash and cash equivalents at end of period                         $ 20,461          $ 11,806
                                                                   ========          ========

Supplemental Cash Flow Information
     Interest paid                                                 $     49          $     56
     Income taxes paid                                             $     60          $    790

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the periods ended September 30, 2000 and 1999. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2000 annual report.

NOTE 2:  RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 in the quarter ended September 30, 2000, however there was no impact on the consolidated financial statements because the Company has no derivative or hedging instruments.

NOTE 3:  BUSINESS SEGMENT INFORMATION

         LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, and LSI MidWest Lighting. The Company's most significant market is the petroleum / convenience store market with approximately 37% and 37% of net sales concentrated in this market in the three months ended September 30, 2000, and 1999, respectively.

         The following information is provided for the following periods:

                                                              Three Months Ended
                                                                 September 30
                                                           ------------------------
                                                           2000                1999
                                                           ----                ----
(In thousands)
NET SALES:
   Image Group                                           $  33,455           $  42,396
   Commercial / Industrial Lighting Group                   18,849              21,618
                                                         ---------           ---------
                                                         $  52,304           $  64,014
                                                         =========           =========

OPERATING INCOME:
   Image Group                                           $   3,461           $   6,157
   Commercial / Industrial Lighting Group                    1,057               2,333
                                                         ---------           ---------
                                                         $   4,518           $   8,490
                                                         =========           =========

CAPITAL EXPENDITURES:
   Image Group                                           $   1,614           $   1,725
   Commercial / Industrial Lighting Group                      514               1,012
                                                         ---------           ---------
                                                         $   2,128           $   2,737
                                                         =========           =========

DEPRECIATION AND AMORTIZATION:
   Image Group                                           $     814           $     929
   Commercial / Industrial Lighting Group                      442                 441
                                                         ---------           ---------
                                                         $   1,256           $   1,370
                                                         =========           =========


                                                        September 30                        June 30
                                                    ---------------------             ---------------------
                                                    2000             1999             2000             1999
                                                    ----             ----             ----             ----
IDENTIFIABLE ASSETS:
   Image Group                                    $ 86,052         $ 86,741         $ 84,513         $ 86,011
   Commercial / Industrial Lighting Group           37,496           39,136           38,588           37,645
                                                  --------         --------         --------         --------
                                                   123,548          125,877          123,101          123,656
   Corporate                                        22,959           13,500           23,682           14,058
                                                  --------         --------         --------         --------
                                                  $146,507         $139,377         $146,783         $137,714
                                                  ========         ========         ========         ========

         Operating income of the business segments includes sales less all operating expenses including allocations of corporate expense, but excluding interest expense. Sales between business segments are immaterial.

         Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents and refundable income taxes.

NOTE 4:  EARNINGS PER COMMON SHARE

         The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                                     Three Months Ended
                                                        September 30
                                                   ---------------------
                                                   2000             1999
                                                   ----             ----
BASIC EARNINGS PER SHARE

     Net income                                   $ 2,981         $ 5,357
                                                  =======         =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                    10,292          10,169
                                                  =======         =======

     Basic earnings per share                     $   .29         $   .53
                                                  =======         =======

DILUTED EARNINGS PER SHARE

     Net income                                   $ 2,981         $ 5,357
                                                  =======         =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                    10,292          10,169
     Effect of dilutive securities (A):
         Impact of common shares to be
         issued under stock option plans,
         a deferred compensation plan
         and contingently issuable shares             143             192
                                                  -------         -------

     Weighted average shares
         outstanding (B)                           10,435          10,361
                                                  =======         =======

     Diluted earnings per share                   $   .29         $   .52
                                                  =======         =======


     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

     (B) Options to purchase 52,683 common shares during the three month periods ended September 30, 2000 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:  INVENTORIES

         Inventories consist of the following (in thousands):

                                  September 30, 2000           June 30, 2000
                                  ------------------           -------------

          Raw Materials               $12,237                    $11,824

          Work-in-Process and
            Finished Goods             13,741                     13,469
                                      -------                    -------

                                      $25,978                    $25,293
                                      =======                    =======

NOTE 6:  CASH DIVIDENDS

         The Company paid cash dividends of $1,338,000 and $1,501,000 in the three month periods ended September 30, 2000 and 1999, respectively. In October 2000, the Company's Board of Directors declared an $0.085 per share regular quarterly cash dividend ($876,000) payable on November 14, 2000 to shareholders of record November 7, 2000.

NOTE 7:  SHAREHOLDERS' EQUITY

         The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 68,426 and 59,566 common shares were held in the Plan as of September 30, 2000 and June 30, 2000, respectively, and, accordingly, have been recorded as treasury shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

NET SALES BY BUSINESS SEGMENT
   (In thousands, unaudited)

                                                 Three Months Ended
                                                    September 30
                                                ---------------------
                                                2000             1999
                                                ----             ----
     Image Group                              $33,455          $42,396
     Commercial / Industrial
       Lighting Group                          18,849           21,618
                                              -------          -------
                                              $52,304          $64,014
                                              =======          =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net sales of $52,304,000 in the first quarter of fiscal 2001 decreased 18% from fiscal 2000 first quarter net sales of $64,014,000. Commercial / Industrial Lighting Group net sales decreased 13% and Image Group net sales decreased 21% in the first quarter of fiscal 2001 as compared to the prior year. About half of the decrease in the Commercial / Industrial Lighting Group is attributed to a wire harness program with no repeat sales since the second quarter of fiscal 2000. The remaining decrease in Commercial / Industrial Lighting was from both interior and exterior lighting, much of which the Company believes is attributable to strategic changes in several territories to new independent representative sales agencies during the past twelve months. The decrease in Image Group net sales is attributed primarily to softness in the petroleum / convenience store market. Net sales to this significant market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company believes it is likely that net sales in the first two quarters of fiscal year 2001 could remain near the level of the fourth quarter of fiscal 2000 until various customers begin to implement and roll out their re-image programs. Net sales of the Image Group to the petroleum / convenience store market represented 37% of total net sales in the first quarters of both fiscal 2001 and fiscal 2000. Sales to this market declined 19% in the first quarter as compared to the period last year. While sales prices were increased, inflation did not have a significant impact on sales in the first quarter of fiscal 2001 as competitive pricing pressures held price increases to a minimum.

         Gross profit of $16,592,000 decreased 21% from last year's gross profit of $21,095,000, and decreased as a percentage of net sales to 31.7% in the first quarter of fiscal year 2001 as compared to 33.0% in the prior year. The decrease in amount of gross profit is due primarily to the 18% decrease in net sales. Selling and administrative expenses decreased 4% to $12,074,000 from $12,605,000. The decrease was caused primarily by decreased net sales. As a percentage of net sales, selling and administrative expenses were at 23.1% in first quarter of fiscal 2001 as compared to 19.7% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $180,000 ($0.01 per share, diluted) in the first quarter of fiscal 2001 as compared to $58,000 in the fiscal 2000 first quarter. Expenditures at approximately this level are expected to continue for the remainder of fiscal 2001.

         The Company reported net interest income of $364,000 in fiscal 2001 as compared to net interest income of $163,000 in fiscal 2000 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return, and more short term borrowings during the fiscal 2000 first quarter. The Company's effective tax rate increased to 39.0% in fiscal 2001 as compared to 38.1% in fiscal 2000 primarily due to increased state and local income tax expense.

         Net Income of $2,981,000 in the first quarter of fiscal 2001 decreased 44% from $5,357,000 in the same period last year. The decreased net income resulted from decreased gross profit on decreased net sales, partially offset by decreased selling and administrative expenses, decreased income tax expense, and from the reporting of a larger amount of net interest income in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.29 in the first quarter of fiscal 2001 decreased 44% from $0.52 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the first quarter of fiscal 2001 to 10,435,000 shares from 10,361,000 shares in 2000 primarily as a result of common shares issued for the exercise of stock options during the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

         At September 30, 2000 the Company had working capital of $62.1 million, compared to $61.1 million at June 30, 2000. The ratio of current assets to current liabilities increased to 3.60 to 1 from 3.36 to 1. The increased working capital is primarily attributed to increased inventories, and decreased accounts payable and accrued expenses, partially offset by reductions in cash and other current assets.

         The Company generated $1.9 million of cash from operating activities in the first quarter of fiscal 2001 as compared to $2.4 million in same period of fiscal 2000. The decrease in net cash flows from operating activities in fiscal 2001 is primarily the net result of a decrease in net income, partially offset by a decrease in accounts receivable and less of an increase in inventories. The decrease in accounts receivable is primarily the result of lower sales volume in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. As of September 30, 2000, the Company's days sales outstanding were at approximately 61 days, increased from 55 days at June 30, 2000 due to slower collection cycles from several customers.

         In addition to cash generated from operations, the Company's primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, all of which was available as of November 1, 2000. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2003 with an annual renewal in the fourth quarter of fiscal 2001. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2001 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $2.1 million in the first quarter of fiscal 2001 compare to $2.7 million in the same period of fiscal 2000. Spending in fiscal year 2001 was primarily related to expansion of the Company's facilities, and to capitalization of Company-wide enterprise resource planning software and related implementation costs. Capital expenditures totaling approximately $7 million are planned for fiscal 2001, exclusive of business acquisitions.

         On October 26, 2000 the Board of Directors declared a regular quarterly cash dividend of $0.085 per share (approximately $876,000), to be paid November 14, 2000 to shareholders of record on November 7, 2000. During the first quarter of fiscal 2000, the Company paid cash dividends in the amount of $1.3 million, down from the $1.5 million paid in the same period of fiscal 2000.

         The Company has announced that it has agreed to acquire substantially all of the net assets of Lightron of Cornwall, Inc. in a transaction that is expected to close in mid-November 2000 for cash plus assumption of certain liabilities. Lightron, with net sales of approximately $25 million, is engaged in the business of designing, manufacturing, and selling a high-end of fluorescent, metal halide, halogen, recessed, surface, high bay and track lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. The Company also announced that it has entered into a letter of intent to purchase all of the assets and business of ADaPT Engineering, Inc. The purchase price is approximately $4.5 million in cash and LSI Industries common stock, and in addition the assumption of certain liabilities and a contingent cash "earn-out" provided certain minimum earnings thresholds are exceeded. ADaPT, with sales of approximately $5 million, is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. The acquisition is expected to be completed in December 2000.

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

November 9, 2000