Form 10-Q
period 2000-12-31
LSI INDUSTRIES INC
filed 2001-02-09
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED DECEMBER 31, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM ____________ TO __________.

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

YES       X                                            NO _______

Common Shares, no par value. Shares outstanding at February 5, 2001:     10,417,021

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

INDEX
                                                                            Page

PART I.  Financial Information

       ITEM 1.  Financial Statements

       ITEM 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations............................................. 10

PART II.  Other Information

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                   Three Months Ended         Six Months Ended
                                       December 31               December 31
                                  ----------------------   ---------------------
(in thousands, except per           2000          1999       2000         1999
 share data)                      --------     --------    --------    ---------

Net sales                         $ 58,467      $62,967    $110,771    $126,981

Cost of products sold               39,954       41,220      75,666      84,139
                                 ---------     --------   ---------    --------
     Gross profit                   18,513       21,747      35,105      42,842

Selling and administrative
  expenses                          13,659       12,798      25,733      25,403
                                 ---------     --------   ---------    --------
   Operating income                  4,854        8,949       9,372      17,439

Interest expense                       111           --         142         120

Interest (income)                     (232)        (173)       (627)       (456)

Other (income) expense                  13           --           7          --
                                 ---------     --------   ---------    --------
   Income before income taxes        4,962        9,122       9,850      17,775

Income tax expense                   1,934       3,476        3,841       6,772
                                 ---------     --------   ---------    --------
     Net income                  $   3,028     $  5,646   $   6,009    $ 11,003
                                 =========     ========   =========    ========

Earnings per common share

     Basic                       $     .29     $    .55   $     .58    $   1.08
                                 =========     ========   =========    ========

     Diluted                     $     .29     $    .55   $     .58    $   1.07
                                 =========     ========   =========    ========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                                     Page 3

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)           December 31,           June 30,
                                                  2000                  2000
                                                ----------           ---------
ASSETS

Current Assets
  Cash and cash equivalents                     $    1,738           $  21,966
  Accounts receivable                               41,139              35,424
  Inventories                                       32,098              25,293
  Other current assets                               4,037               4,397
                                                ----------           ---------

    Total current assets                            79,012              87,080

Property, plant and equipment, net                  41,462              37,122

Goodwill and other assets, net                      45,225              22,581
                                                ----------           ---------

                                                 $ 165,699           $ 146,783
                                                ==========           =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                         $    2,886          $       --
  Current maturities of long-term debt                 339                 203
  Accounts payable                                  16,880              12,349
  Accrued expenses                                  13,283              13,389
                                                ----------           ---------

    Total current liabilities                       33,388              25,941

Long-Term Debt                                       8,860               1,498

Other Long-Term Liabilities                          1,192               1,132

Shareholders' Equity
  Preferred shares, without par value;
    Authorized 1,000,000 shares; none issued           --                   --
  Common shares, without par value;
    Authorized 30,000,000 shares;
    Outstanding 10,305,970 and 10,291,730
     shares, respectively                           47,971              47,719
  Retained earnings                                 74,288              70,493
                                                ----------           ---------

      Total shareholders' equity                   122,259             118,212
                                                ----------           ---------

                                                  $165,699            $146,783
                                                ==========           =========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                                     Page 4

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                               Six Months Ended
                                                                December 31
                                                         -----------------------
                                                            2000         1999
                                                         --------      ---------
Cash Flows from Operating Activities
  Net income                                             $  6,009       $11,003
  Non-cash items included in income
    Depreciation and amortization                           2,527         2,755
    Deferred income taxes                                      60            60
    Deferred compensation plan                                (82)          264
    (Gain) on disposition of fixed assets                       7            --

  Changes in
    Accounts receivable                                    (2,947)        4,375
    Inventories                                            (2,469)         (439)
    Accounts payable and other                              1,256        (8,903)

    Net liabilities from discontinued operations             (105)          (49)
                                                         --------       -------

      Net cash flows from operating activities              4,256         9,066
                                                         --------       -------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment                (3,615)       (4,807)
  Proceeds from sale of fixed assets                            5            --
Acquisition of business, net of cash received             (26,632)           --
                                                         --------       -------
      Net cash flows from investing activities            (30,242)       (4,807)
                                                         --------       -------
Cash Flows from Financing Activities
  Increase (decrease) of borrowings
    under line of credit                                    2,886          (379)
  Payment of long-term debt                                (2,248)          (67)
  Proceeds from issuance of long-term debt                  7,000            --
  Cash dividends paid                                      (2,214)       (2,315)
  Exercise of stock options                                   547           644
  Purchase of treasury shares                                (213)         (328)
                                                         --------       -------
      Net cash flows from financing activities              5,758        (2,445)
                                                         --------       -------
Increase (decrease) in cash and cash equivalents          (20,228)        1,814

Cash and cash equivalents at beginning of year             21,966        13,881
                                                         --------       -------

Cash and cash equivalents at end of period              $   1,738       $15,695
                                                        =========       =======

Supplemental Cash Flow Information
  Interest paid                                         $     146       $    56
  Income taxes paid                                     $   3,070       $ 7,372

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
NOTE 1:     INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2000, and the results of its operations and its cash flows for the periods ended December 31, 2000 and 1999. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2000 annual report.

NOTE 2:     RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the quarter ended September 30, 2000, however there was no impact on the consolidated financial statements because the Company has no derivative or hedging instruments.

NOTE 3:     BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Group and the Commercial / Industrial Lighting Group. The Image Group manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Group includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, and LSI Retail Graphics. The Commercial / Industrial Lighting Group manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Group includes the operations of LSI Lighting Systems, Courtsider Lighting, Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 37% and 39% of net sales concentrated in this market in the three months ended December 31, 2000, and 1999, respectively, and approximately 37% and 38% of net sales concentrated in this market in the six months ended December 31, 2000 and 1999, respectively.

        The following information is provided for the following periods:

                                      Three Months Ended     Six Months Ended
                                         December 31           December 31
                                     --------------------   -------------------
                                       2000        1999      2000       1999
            (In thousands)           ---------   --------   --------   --------
Net sales:
   Image Group                       $ 37,058   $ 42,832   $ 70,513   $ 85,228
   Commercial/Industrial
     Lighting Group                    21,409     20,135     40,258     41,753
                                     --------   --------   --------   --------
                                     $ 58,467   $ 62,967   $110,771   $126,981
                                     ========   ========   ========   ========

Operating income:
   Image Group                       $  3,998   $  6,587   $  7,459   $ 12,744
   Commercial/Industrial
     Lighting Group                       856      2,362      1,913      4,695
                                     --------   --------   --------   --------
                                     $  4,854   $  8,949   $  9,372   $ 17,439
                                     ========   ========   ========   ========

Capital expenditures:
   Image Group                       $    792   $  1,469   $  2,406   $  3,194
   Commercial/Industrial
     Lighting Group                       695        601      1,209      1,613
                                     --------   --------   --------   --------
                                     $  1,487   $  2,070   $  3,615   $  4,807
                                     ========   ========   ========   ========

Depreciation and amortization:
   Image Group                       $    741   $    932   $  1,555   $  1,861
   Commercial/Industrial
     Lighting Group                       530        453        972        894
                                     --------   --------   --------   --------
                                     $  1,271   $  1,385   $  2,527   $  2,755
                                     ========   ========   ========   ========

                                         December  31             June 30
                                     -------------------   -------------------
                                        2000        1999       2000       1999
                                     --------   --------   --------   --------
Identifiable assets:
   Image Group                       $ 87,966   $ 82,781   $ 84,513   $ 86,011
   Commercial/Industrial
     Lighting Group                    73,877     37,264     38,588     37,645
                                     --------   --------   --------   --------
                                      161,843    120,045    123,101    123,656
   Corporate                            3,856     17,452     23,682     14,058
                                     --------   --------   --------   --------
                                     $165,699   $137,497   $146,783   $137,714
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

NOTE 4:     EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

                                         Three Months Ended   Six Months Ended
                                             December 31       December 31
                                         ------------------  -----------------
                                           2000      1999      2000      1999
                                         -------  ---------  -------  --------
BASIC EARNINGS PER SHARE

  Net income                             $ 3,028   $ 5,646   $ 6,009   $11,003
                                         =======   =======   =======   =======

  Weighted average shares
    outstanding during the period,
    net of treasury shares                10,304    10,183    10,298    10,176
                                         =======   =======   =======   =======
  Basic earnings per share               $   .29   $   .55   $   .58   $  1.08
                                         =======   =======   =======   =======
DILUTED EARNINGS PER SHARE

   Net income                            $ 3,028   $ 5,646   $ 6,009   $11,003
                                         =======   =======   =======   =======
   Weighted average shares
     outstanding during the period,
     net of treasury shares               10,304    10,183    10,298    10,176
   Effect of dilutive securities (A):
     Impact of common shares to be
     issued under stock option plans,
     a deferred compensation plan
     and contingently issuable shares        155       125       151       139
                                         -------   -------   -------   -------
   Weighted average shares
     outstanding (B)                      10,459    10,308    10,449    10,315
                                         =======   =======   =======   =======
   Diluted earnings per share            $   .29   $   .55   $   .58   $  1.07
                                         =======   =======   =======   =======
(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 47,259 common shares and 21,500 common shares during the three month periods ended December 31, 2000 and 1999, respectively, and 43,929 common shares and 3,515 common shares during the six month periods ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:     INVENTORIES

        Inventories consist of the following (in thousands):

                                         December 31, 2000       June 30, 2000
                                         -----------------       -------------

         Raw Materials                        $16,426                $11,824

         Work-in-Process and
           Finished Goods                      15,672                 13,469
                                              -------                -------
                                              $32,098                $25,293
                                              =======                =======
NOTE 6:     CASH DIVIDENDS

The Company paid cash dividends of $2,214,000 and $2,315,000 in the six month periods ended December 31, 2000 and 1999, respectively. In January 2001, the Company’s Board of Directors declared an $0.085 per share regular quarterly cash dividend ($885,000) payable on February 13, 2001 to shareholders of record February 6, 2001.

NOTE 7:     SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 70,426 and 59,566 common shares were held in the Plan as of December 31, 2000 and June 30, 2000, respectively, and, accordingly, have been recorded as treasury shares.

NOTE 8:     ACQUISITION

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., will continue to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. When the Company completes construction of a new facility in the first half of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall will be transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price will remain in escrow and Lightron of Cornwall will be exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company’s Commercial / Industrial Lighting Group. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $23.0 million, which is recorded as goodwill and intangible assets and is being amortized over periods not to exceed forty years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

NOTE 9:     SUBSEQUENT EVENT - ACQUISITION

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering’s business. In addition, a contingent “earn-out” having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt will be included in the Company’s Image Group. The acquisition will be accounted for as a purchase, effective on the date of acquisition. The purchase price exceeded the estimated fair value of net assets acquired by $2.6 million, which will be recorded as goodwill and intangible assets and will be amortized over periods not to exceed fifteen years. The purchase price allocation was based on preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analyses.

NOTE 10:     SUBSEQUENT EVENT - DISCONTINUED OPERATIONS LIABILITY

The Company has liabilities associated with a lease of a facility in the U.K. which had formerly been used by a subsidiary that was sold in 1992 and reported then as a Discontinued Operation. In the third quarter of fiscal 2001 the Company expects to finalize a Settlement Agreement with the original lessee whereby $2.6 million will be paid by the Company in the third quarter of fiscal 2001 in full settlement of the lease obligations, except for those with respect to maintenance of the facility. Subsequent to payment of the $2.6 million settlement, the Company’s remaining balance in its reserve for discontinued operations will be approximately $30,000. The Company is currently entering into aggressive negotiations to resolve the obligation related to maintenance and repair of the facility. The estimated maximum liability with respect to maintenance and repair of the facility could be approximately $1.5 million, an amount significantly reduced from prior disclosures primarily due to the $2.6 million settlement payment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net Sales by Business Segment
      (In thousands, unaudited)

                               Three Months Ended           Six Months Ended
                                  December 31                  December 31
                             ----------------------      -----------------------
                                2000         1999          2000          1999
                             --------      --------      --------      --------
Image Group                  $ 37,058      $ 42,832      $ 70,513      $ 85,228
Commercial / Industrial
  Lighting Group               21,409        20,135        40,258        41,753
                             --------      --------      --------      --------
                             $ 58,467      $ 62,967      $110,771      $126,981
                             ========      ========      ========      ========

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1999

        Net sales of $58,467,000 in the second quarter of fiscal 2001 decreased 7% from fiscal 2000 second quarter net sales of $62,967,000. Quarterly results of the Commercial / Industrial Lighting Group in fiscal 2001 include the operations of the Company’s new lighting subsidiary, LSI Lightron. Commercial / Industrial Lighting Group net sales increased 6% and Image Group net sales decreased 13% in the second quarter of fiscal 2001 as compared to the prior year. The increase in Commercial / Industrial Lighting Group is attributed to the November 2000 acquisition of LSI Lightron (approximately 9% of net sales of this Group), partially offset by a wire harness program with no repeat sales since the second quarter of fiscal 2000. The decrease in Image Group net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in the second quarter of fiscal 2001 as compared to last year as a significant roll out program with one customer neither repeated nor was it replaced with a program with another customer. These decreases were partially offset by increased interior graphics business in other markets. The Company believes it is likely that net sales of the Image Group will continue to be soft until customers in both the petroleum / convenience store market and quick service restaurant market begin to implement and roll out their re-image programs. Net sales of the Image Group to the petroleum / convenience store market represented 37% and 39% of total net sales in the second quarters of fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 13% in the second quarter as compared to the same period last year. While sales prices were increased, inflation did not have a significant impact on sales in the second quarter of fiscal 2001 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $18,513,000 decreased 15% from last year’s gross profit of $21,747,000, and decreased as a percentage of net sales to 31.7% in the second quarter of fiscal year 2001 as compared to 34.5% in the prior year. The decrease in amount of gross profit is due primarily to the 7% decrease in net sales and related under absorbed manufacturing overhead. Selling and administrative expenses increased 7% to $13,659,000 from $12,798,000. The increase was caused primarily by the addition of LSI Lightron in November, by increased expenses associated with implementation of and training for the Company’s new business operating software. As a percentage of net sales, selling and administrative expenses were at 23.4% in the second quarter of fiscal 2001 as compared to 20.3% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $522,000 ($0.03 per share, diluted) in the second quarter of fiscal 2001 as compared to $306,000 in the fiscal 2000 second quarter. Expenditures are expected to continue for the remainder of fiscal 2001, although at amounts less than that of the second quarter.

        The Company reported interest income of $232,000 in the second quarter of fiscal 2001 as compared to interest income of $173,000 in fiscal 2000 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return. Due to the cash acquisition of LSI Lightron, the Company became a net borrower and reported $111,000 of interest expense in the second quarter of fiscal 2001. The Company’s effective tax rate increased to 39.0% in fiscal 2001 as compared to 38.1% in fiscal 2000 primarily due to increased state and local income tax expense.

        Net Income of $3,028,000 in the second quarter of fiscal 2001 decreased 46% from $5,646,000 in the same period last year. The decreased net income resulted from decreased gross profit on decreased net sales, increased selling and administrative expenses, and increased interest expense, partially offset by decreased income tax expense, and increased interest income in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.29 in the second quarter of fiscal 2001 decreased 47% from $0.55 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the second quarter of fiscal 2001 to 10,459,000 shares from 10,308,000 shares in 2000 primarily as a result of common shares issued for the exercise of stock options during the year.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 1999

        Net sales of $110,771,000 in the first half of fiscal 2001 decreased 13% from fiscal first half net sales of $126,981,000. Results of the Commercial / Industrial Lighting Group in fiscal 2001 include the operations of the Company’s new lighting subsidiary, LSI Lightron. Commercial / Industrial Lighting Group net sales decreased 4% and Image Group net sales decreased 17% in the first half of fiscal 2001 as compared to the prior year. The decrease in Commercial / Industrial Lighting Group is attributed to a wire harness program with no repeat sales since the second quarter of fiscal 2000, as well as to decreases in both interior and exterior lighting, much of which the Company believes is attributable to strategic changes to several new independent representative sales agencies over the past fifteen months. These decreases were partially offset by the November 2000 acquisition of LSI Lightron (approximately 5% of net sales of this Group). The decrease in Image Group net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in the first half of fiscal 2001 as compared to last year as a significant roll out program with one customer neither repeated nor was it replaced with a program with another customer. These decreases were partially offset by increased interior graphics business in other markets. The Company believes it is likely that net sales of the Image Group will continue to be soft until customers in both the petroleum / convenience store market and quick service restaurant market begin to implement and roll out their re-image programs. Net sales of the Image Group to the petroleum / convenience store market represented 37% and 38% of total net sales in the first half of fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 17% in the first half as compared to the same period last year. While sales prices were increased, inflation did not have a significant impact on sales in the second quarter of fiscal 2001 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $35,105,000 decreased 18% from last year’s gross profit of $42,842,000, and decreased as a percentage of net sales to 31.7% in the first half of fiscal year 2001 as compared to 33.7% in the prior year. The decrease in amount of gross profit is due primarily to the 13% decrease in net sales and related under absorbed manufacturing overhead. Selling and administrative expenses increased 1% to $25,733,000 from $25,403,000. The increase was caused primarily by the addition of LSI Lightron in November, by increased expenses associated with implementation of and training for the Company’s new business operating software. As a percentage of net sales, selling and administrative expenses were at 23.2% in first half of fiscal 2001 as compared to 20.0% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were

$702,000 ($0.04 per share, diluted) in the first half of fiscal 2001 as compared to $364,000 in the fiscal 2000 second quarter. Expenditures are expected to continue for the remainder of fiscal 2001, although at amounts less than that of the second quarter.

        The Company reported interest income of $627,000 in the first half of fiscal 2001 as compared to interest income of $456,000 in fiscal 2000 primarily reflective of an increased amount of short-term cash investments at slightly increased rates of return. Due to the cash acquisition of LSI Lightron, the Company became a net borrower and reported $142,000 of interest expense in the first half of fiscal 2001. The Company’s effective tax rate increased to 39.0% in fiscal 2001 as compared to 38.1% in fiscal 2000 primarily due to increased state and local income tax expense.

        Net Income of $6,009,000 in the first half of fiscal 2001 decreased 45% from $11,003,000 in the same period last year. The decreased net income resulted from decreased gross profit on decreased net sales, increased selling and administrative expenses, and increased interest expense, partially offset by decreased income tax expense, and increased interest income in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.58 in the first half of fiscal 2001 decreased 46% from $1.07 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the first half of fiscal 2001 to 10,449,000 shares from 10,315,000 shares in 2000 primarily as a result of common shares issued for the exercise of stock options during the year.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At December 31, 2000 the Company had working capital of $45.6 million, compared to $61.1 million at June 30, 2000. The ratio of current assets to current liabilities decreased to 2.37 to 1 from 3.36 to 1. The decreased working capital is primarily attributed to the use of cash in November 2000 for the acquisition of LSI Lightron. As compared to June 30, 2000, the December 31, 2000 working capital has changed due to decreased cash and cash equivalents, decreased other current assets, increased notes payable to bank, and increased accounts payable, partially offset by increased accounts receivable and inventories, and decreased accrued expenses.

        The Company generated $4.2 million of cash from operating activities in the first half of fiscal 2001 as compared to $9.1 million in same period of fiscal 2000. The decrease in net cash flows from operating activities in fiscal 2001 is primarily the net result of a decrease in net income and increased accounts receivable and inventories, partially offset by increased accounts payable. As of December 31, 2000, the Company’s days sales outstanding were at approximately 67 days, increased from 55 days at June 30, 2000 due to slower collection cycles from several customers.

        In addition to cash generated from operations, the Company’s primary source of liquidity continues to be its lines of credit. The Company has two unsecured revolving lines of credit totaling $32 million, $23.5 million of which was available as of January 31, 2001. A $12 million line of credit expires in the third quarter of fiscal 2001. The primary line of credit in the amount of $20 million is a three year committed credit facility expiring in fiscal 2003 with an annual renewal in the fourth quarter of fiscal 2001. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2001 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures, exclusive of business acquisitions, of $3.6 million in the first half of fiscal 2001 compare to $4.8 million in the same period of fiscal 2000. Spending in fiscal year 2001 was primarily related to expansion of the Company’s facilities, and to capitalization of Company-wide enterprise resource planning software and related implementation costs. Capital expenditures totaling approximately $7 million are planned for fiscal 2001, exclusive of business acquisitions.

        Cash flow from investing activities was significantly reduced from the prior year because the Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The acquisition was accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $23.0 million, which is recorded as goodwill and intangible assets and is being amortized over periods not to exceed forty years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

        The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, and the assumption of certain liabilities related to ADaPT Engineering’s business. In addition, a contingent “earn-out” having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition. The acquisition will be accounted for as a purchase, effective on the date of acquisition. The purchase price exceeded the estimated fair value of net assets acquired by approximately $2.6 million, which will be recorded as goodwill and intangible assets and will be amortized over periods not to exceed fifteen years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

        On January 22, 2001 the Board of Directors declared a regular quarterly cash dividend of $0.085 per share (approximately $885,000), to be paid February 13, 2001 to shareholders of record on February 6, 2001. During the first half of fiscal 2001, the Company paid cash dividends in the amount of $2.2 million, down from the $2.3 million paid in the same period of fiscal 2000.

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

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        At the Company’s Annual Meeting of Shareholders held November 9, 2000, the following actions were taken by shareholders:

4.1	All persons nominated as Class B Directors were elected with the votes for each person being:

                                               Shares
                                             - Withheld      Shares
           Name               Shares For      Authority     Abstained
   --------------------       -----------    ----------     ----------
   Allen L. Davis              9,218,085       65,204         None
   Wilfred T. O'Gara           9,237,805       45,484         None
   James P. Sferra             9,260,478       22,811         None
4.2	The selection of Arthur Andersen LLP as independent public accountants for fiscal year 2001 was ratified by the following vote:

      Shares For     Shares Against     Shares Abstained      Broker Non-Votes
      ----------     --------------     ----------------      ----------------
      9,253,267          26,146              3,876                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

  None

  Reports on Form 8-K

  One Form 8-K was filed on November 30, 2000 to report completion of the acquisition of substantially all of the net assets of Lightron of Cornwall, Inc. effective November 21, 2000.

        [All other items required in Part II have been omitted because they are not applicable or are not required.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI Industries Inc.

BY:    /s/ Robert J. Ready
__________________________________
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

BY:   /s/ Ronald S. Stowell
__________________________________
Ronald S. Stowell
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer and Accounting
Officer)

February 8, 2001