Form 10-Q
period 2001-03-31
LSI INDUSTRIES INC
filed 2001-05-03
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

YES    X               NO

Common Shares, no par value. Shares outstanding at May 1, 2001: 10,428,549

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                     Begins on
                                                                       Page

PART I.  Financial Information

       ITEM 1.        Financial Statements

       ITEM 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.............................     11

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                         March 31                  March 31
(in thousands, except per           2001         2000         2001         2000
 share data)

Net sales                         $52,471      $52,326     $163,242     $179,307

Cost of products sold              37,366       35,002      113,032      119,141
                                   ------       ------      -------      -------

     Gross profit                  15,105       17,324       50,210       60,166

Selling and administrative
   expenses                        12,931       12,455       38,664       37,858
                                   ------       ------      -------      -------

     Operating income               2,174        4,869       11,546       22,308

Interest expense                      203           15          345          135

Interest (income)                      (4)        (228)        (631)        (684)

Other (income) expense                (74)           3          (67)           3
                                   ------       ------      -------      -------

  Income before income taxes        2,049        5,079       11,899       22,854

Income tax expense                    824        1,909        4,665        8,681
                                   ------       ------      -------      -------

     Net income                  $  1,225     $  3,170      $ 7,234    $  14,173
                                 ========     ========      =======    =========

Earnings per common share

     Basic                       $    .12     $    .31      $   .70    $    1.39

     Diluted                     $    .12     $    .31      $   .69    $    1.37

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                  March 31,    June 30,
                                                       2001         2000
                                                     --------      ------
ASSETS

Current Assets
     Cash and cash equivalents                      $  1,480   $ 21,966
     Accounts receivable                              38,970     35,424
     Inventories                                      34,774     25,293
     Other current assets                              4,268      4,397
                                                    --------   --------

         Total current assets                         79,492     87,080

Property, plant and equipment, net                    41,731     37,122

Goodwill and other assets, net                        47,502     22,581
                                                    --------   --------

                                                    $168,725   $146,783
                                                    ========   ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to bank                          $  8,003   $   --
     Current maturities of long-term debt                350        203
     Accounts payable                                 16,166     12,349
     Accrued expenses                                  9,292     13,389
                                                    --------   --------

         Total current liabilities                    33,811     25,941

Long-Term Debt                                         8,711      1,498

Other Long-Term Liabilities                            1,222      1,132

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued       --         --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,418,924 and 10,291,730
            shares, respectively                      50,353     47,719
     Retained earnings                                74,628     70,493
                                                    --------   --------

         Total shareholders' equity                  124,981    118,212
                                                    --------   --------

                                                    $168,725   $146,783
                                                    ========   ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                                 Nine Months Ended
                                                                    March 31
                                                               -----------------
                                                              2001        2000
Cash Flows from Operating Activities
   Net income                                              $  7,234    $ 14,173
   Non-cash items included in income
         Depreciation and amortization                        4,002       4,110
         Deferred income taxes                                   90          90
         Deferred compensation plan                             (11)        323
         (Gain) loss on disposition of fixed assets             (67)          3

   Changes in
         Accounts receivable                                    533       5,642
         Inventories                                         (5,145)        (99)
         Accounts payable and other                          (1,867)     (9,524)
         Net liabilities from discontinued operations        (1,762)        (82)
                                                            --------     -------

                Net cash flows from operating activities      3,007      14,636
                                                            --------     -------

Cash Flows from Investing Activities
   Purchase of property, plant and equipment                 (4,988)     (6,308)
   Proceeds from sale of fixed assets                           155           3
Acquisition of businesses, net of cash received             (28,573)       --
                                                            --------     -------

         Net cash flows from investing activities           (33,406)     (6,305)
                                                            --------     -------

Cash Flows from Financing Activities
   Increase (decrease) of borrowings under line of credit     8,003        (379)
   Payment of long-term debt                                 (2,386)       (149)
   Proceeds from issuance of long-term debt                   7,000        --
   Cash dividends paid                                       (3,099)     (3,131)
   Exercise of stock options                                    627         858
   Purchase of treasury shares                                 (232)       (335)
                                                            --------     -------

         Net cash flows from financing activities             9,913      (3,136)
                                                            --------     -------

Increase (decrease) in cash and cash equivalents            (20,486)      5,195

Cash and cash equivalents at beginning of year               21,966      13,881
                                                            --------     -------

Cash and cash equivalents at end of period                 $  1,480    $ 19,076
                                                           ========    ========

Supplemental Cash Flow Information
   Interest paid$                                               344    $    122
   Income taxes paid                                       $  4,367    $ 11,060

The accompanying Notes to
Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:     INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2001, and the results of its operations and its cash flows for the periods ended March 31, 2001 and 2000. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2000 annual report.

NOTE 2:      RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133, as amended by both SFAS 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the quarter ended September 30, 2000, however there was no impact on the consolidated financial statements because the Company has no derivative or hedging instruments.

NOTE 3:     BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt (since the January 1, 2001 acquisition). The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 34% and 39% of net sales concentrated in this market in the three months ended March 31, 2001 and 2000, respectively, and approximately 36% and 38% of net sales concentrated in this market in the nine months ended March 31, 2001 and 2000, respectively.

        The following information is provided for the following periods:

                                       Three Months Ended     Nine Months Ended
                                            March 31               March 31
                                       ------------------     -----------------
                                       2001          2000     2001         2000
                                       ----          ----     ----         ----
    (In thousands)
Net sales:
   Image Segment                      $ 31,706    $ 34,275   $102,219   $119,503
   Commercial / Industrial
      Lighting Segment                  20,765      18,051     61,023     59,804
                                      --------    --------   --------   --------
                                      $ 52,471    $ 52,326   $163,242   $179,307
                                      ========    ========   ========   ========

Operating income:
   Image Segment                      $  2,207    $  3,505   $  9,666   $ 16,249
   Commercial / Industrial
      Lighting Segment                     (33)      1,364      1,880      6,059
                                      --------    --------   --------   --------
                                      $  2,174    $  4,869   $ 11,546   $ 22,308
                                      ========    ========   ========   ========

Capital expenditures:
   Image Segment                      $    814    $    978   $  3,220   $  4,172
   Commercial / Industrial
      Lighting Segment                     559         523      1,768      2,136
                                      --------    --------   --------   --------
                                      $  1,373    $  1,501   $  4,988   $  6,308
                                      ========    ========   ========   ========

Depreciation and amortization:
   Image Segment                      $    852    $    899   $  2,407   $  2,760
   Commercial / Industrial
      Lighting Segment                     623         456      1,595      1,350
                                      --------    --------   --------   --------
                                      $  1,475    $  1,355   $  4,002   $  4,110
                                      ========    ========   ========   ========

                                            March 31               June 30
                                       ------------------     -----------------
                                       2001          2000     2000         1999
                                       ----          ----     ----         ----
Identifiable assets:
   Image Segment                      $ 93,855   $ 79,887   $ 84,513    $ 86,011
   Commercial / Industrial
      Lighting Segment                  72,107     36,152     38,588      37,645
                                      --------    --------   --------   --------
                                       165,962    116,039    123,101     123,656
   Corporate                             2,763     24,186     23,682      14,058
                                      --------    --------   --------   --------
                                      $168,725   $140,225   $146,783    $137,714
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

NOTE 4:     EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

                                          Three Months Ended   Nine Months Ended
                                                 March 31           March 31
                                          -------------------  -----------------
                                          2001          2000   2001         2000
                                          ----          ----   ----         ----

BASIC EARNINGS PER SHARE

    Net income                             $ 1,225   $ 3,170   $ 7,234   $14,173
                                           =======   =======   =======   =======

    Weighted average shares
        outstanding during the period,
        net of treasury shares              10,407    10,203    10,334    10,185
                                           =======   =======   =======   =======

     Basic earnings per share              $   .12   $   .31   $   .70   $  1.39
                                           =======   =======   =======   =======

DILUTED EARNINGS PER SHARE

    Net income                             $ 1,225   $ 3,170   $ 7,234   $14,173
                                           =======   =======   =======   =======

    Weighted average shares
        outstanding during the period,
        net of treasury shares              10,407    10,203    10,334    10,185
    Effect of dilutive securities (A):
        Impact of common shares to be
        issued under stock option plans,
        a deferred compensation plan
        and contingently issuable shares       156       130       156       177
                                           -------   -------   -------   -------

    Weighted average shares
        outstanding (B)                     10,563    10,333    10,490    10,362
                                           =======   =======   =======   =======

    Diluted earnings per share             $   .12   $   .31   $   .69   $  1.37
                                           =======   =======   =======   =======
(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 55,767 common shares and 50,515 common shares during the three month periods ended March 31, 2001 and 2000, respectively, and 47,859 common shares and 20,835 common shares during the nine month periods ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:     INVENTORIES

Inventories consist of the following (in thousands):

                                                March 31, 2001     June 30, 2000

              Raw Materials                          $15,506          $11,824
              Work-in-Process and Finished Goods      19,268           13,469
                                                     -------          -------
                                                     $34,774          $25,293
                                                     =======          =======
NOTE 6:     NOTES PAYABLE TO BANK AND LONG-TERM DEBT

The Company now has an unsecured $50 million revolving line of credit with its bank group, in replacement of two separate lines of credit aggregating $32 million with each of its banks. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2002. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2004 and that has an annual renewal for the third year of commitment in the third quarter of fiscal 2002. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank's base lending rate, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.

At March 31, 2001 the interest rate on this revolving line of credit was approximately 6.0%. Under terms of this agreement, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

                                                        March 31,       June 30,
         Long-term debt: (In thousands)                   2000            2000
                                                          ----            ----

         Revolving Line of Credit                        $14,999         $  --
         Industrial Revenue Development Bond
              and Equipment loans                          2,065           1,701
                                                          ------          ------
                                                          17,064           1,701

                   Less Notes Payable to Bank              8,003            --
         Less Current Maturities of Long-Term Debt           350             203
                                                          ------          ------
                                                         $ 8,711          $1,498
                                                         =======          ======
NOTE 7:     CASH DIVIDENDS

The Company paid cash dividends of $3,099,000 and $3,131,000 in the nine month periods ended March 31, 2001 and 2000, respectively. In April 2001, the Company's Board of Directors declared an $0.085 per share regular quarterly cash dividend ($886,000) payable on May 15, 2001 to shareholders of record May 8, 2001.

NOTE 8:     SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 72,012 and 59,566 common shares were held in the Plan as of March 31, 2001 and June 30, 2000, respectively, and, accordingly, have been recorded as treasury shares.

NOTE 9:     ACQUISITIONS

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.0 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., will continue to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. When the Company completes construction of a new facility in the first half of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall will be transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price will remain in escrow and Lightron of Cornwall will be exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company's Commercial / Industrial Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $22.1 million, which is recorded as goodwill and intangible assets and is being amortized over periods not to exceed forty years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company's Image Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The purchase price exceeded the estimated fair value of net assets acquired by approximately $2.6 million, which has been recorded as goodwill and intangible assets and is being amortized over periods not to exceed fifteen years. The purchase price allocation was based on preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analyses.

NOTE 10:      DISCONTINUED OPERATIONS LIABILITY

The Company has liabilities associated with a lease of a facility in the U.K. which had formerly been used by a subsidiary that was sold in 1992 and reported then as a Discontinued Operation. In the third quarter of fiscal 2001 the Company signed a Settlement Agreement with the original lessee and paid $2.6 million in full settlement of the lease obligations, except for those with respect to maintenance of the facility. The Company has entered into aggressive negotiations to resolve the obligation related to maintenance and repair of the facility. The estimated maximum liability with respect to maintenance and repair of the facility could be approximately $1.5 million, none of which is accrued as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
 (In thousands, unaudited)
                               Three Months Ended           Nine Months Ended
                                   March 31                      March  31
                               ------------------          -------------------
                               2001         2000           2001           2000
                               ----         ----           ----           ----

    Image Segment          $ 31,706       $ 34,275       $102,219       $119,503
Commercial / Industrial
  Lighting Segment           20,765         18,051         61,023         59,804
                           --------       --------       --------       --------
                           $ 52,471       $ 52,326       $163,242       $179,307
                           ========       ========       ========       ========

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      Net sales of $52,471,000 in the third quarter of fiscal 2001 increased by less than1/2% over fiscal 2000 third quarter net sales of $52,326,000. Quarterly results of the Commercial / Industrial Lighting Segment in fiscal 2001 include the operations of LSI Lightron, and results of the Image Segment in fiscal 2001 include the operations of LSI Adapt. Commercial / Industrial Lighting Segment net sales increased 15% and Image Segment net sales decreased 7% in the third quarter of fiscal 2001 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the November 2000 acquisition of LSI Lightron (approximately 24% of net sales of this Segment), partially offset by soft sales in selected markets due to economic conditions. The decrease in Image Segment net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in the third quarter of fiscal 2001 as compared to last year as a significant roll out program with one customer neither repeated nor was it replaced with a program with another customer. Additionally, lighting sales into the automotive market were down compared to the prior year. These decreases were partially offset by increased interior graphics business in other markets, and by the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 4% of Image Segment net sales. The Company believes it is likely that net sales of the Image Segment will continue to be soft until customers in both the petroleum / convenience store market and quick service restaurant market begin to implement and roll out their re-image programs. Net sales of the Image Segment to the petroleum / convenience store market represented 34% and 40% of total net sales in the third quarters of fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 13% in the third quarter as compared to the same period last year. While sales prices were increased, inflation did not have a significant impact on sales in the third quarter of fiscal 2001 as competitive pricing pressures held price increases to a minimum.

      Gross profit of $15,105,000 decreased 13% from last year's gross profit of $17,324,000, and decreased as a percentage of net sales to 28.8% in the third quarter of fiscal year 2001 as compared to 33.1% in the prior year. The decrease in amount of gross profit is due primarily to the Company's lighting product lines that experienced lower sales volumes, related under absorbed manufacturing overhead and competitive pricing pressures. This decrease was partially offset by the added gross profit related to the two FY 2001 acquisitions. Selling and administrative expenses increased 4% to $12,931,000 from $12,455,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt. As a percentage of net sales, selling and administrative expenses were at 24.6% in the third quarter of fiscal 2001 as compared to 23.8% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $269,000 ($0.02 per share, diluted) in the third quarter of fiscal 2001 as compared to $426,000 ($0.03 per share, diluted) in the fiscal 2000 third quarter. Expenditures are expected to continue through fiscal 2002.

      The Company reported interest income of $4,000 in the third quarter of fiscal 2001 as compared to interest income of $228,000 in the fiscal 2000 third quarter primarily reflective of the Company being in a net borrowing position through the quarter this year. Due to the cash acquisition of LSI Lightron, the Company became a net borrower and reported $203,000 of interest expense in the third quarter of fiscal 2001 as compared to $15,000 in the prior year third quarter. The Company's effective tax rate increased to 40.0% in fiscal 2001 as compared to 37.6% in fiscal 2000 primarily due to increased state and local income tax expense.

      Net income of $1,225,000 in the third quarter of fiscal 2001 decreased 61% from $3,170,000 in the same period last year. The decreased net income resulted from decreased gross profit on nearly level net sales, increased selling and administrative expenses, increased interest expense and decreased interest income, partially offset by decreased income tax expense in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.12 in the third quarter of fiscal 2001 decreased 61% from $0.31 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in the third quarter of fiscal 2001 to 10,563,000 shares from 10,333,000 shares in 2000 as a result of common shares issued both for the exercise of stock options and for an acquisition during the year.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

      Net sales of $163,242,000 in the first nine months of fiscal 2001 decreased 9% from fiscal 2000 nine month net sales of $179,307,000. Results of the Commercial / Industrial Lighting Segment in fiscal 2001 include the operations of LSI Lightron, and results of the Image Segment in fiscal 2001 include the operations of LSI Adapt, both from their respective dates of acquisition. Commercial / Industrial Lighting Segment net sales increased 2% and Image Segment net sales decreased 14% in the first nine months of fiscal 2001 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the November 2000 acquisition of LSI Lightron (approximately 11% of net sales of this Segment), partially offset by soft sales in selected markets due to economic conditions and by a wire harness program with no repeat sales since the second quarter of fiscal 2000. The decrease in Image Segment net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in the first nine months of fiscal 2001 as compared to last year as a significant roll out program with one customer neither repeated nor was it replaced with a program with another customer. These decreases were partially offset by increased interior graphics business in other markets. The Company believes it is likely that net sales of the Image Segment will continue to be soft until customers in both the petroleum / convenience store market and quick service restaurant market begin to implement and roll out their re-image programs. Net sales of the Image Segment to the petroleum / convenience store market represented 36% and 39% of total net sales in the first nine months of fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 15% in the first nine months as compared to the same period last year. While sales prices were increased, inflation did not have a significant impact on sales in the first nine months of fiscal 2001 as competitive pricing pressures held price increases to a minimum.

      Gross profit of $50,210,000 decreased 17% from last year's gross profit of $60,166,000, and decreased as a percentage of net sales to 30.8% in the first nine months of fiscal year 2001 as compared to 33.6% in the same period of the prior year. The decrease in amount of gross profit is due primarily to the 9% decrease in net sales, related under absorbed manufacturing overhead, and competitive pricing pressures. This decrease was partially offset by the added gross profit related to the two fiscal year 2001 acquisitions. Selling and administrative expenses increased 2% to $38,664,000 from $37,858,000. The increase was caused primarily by the selling and administrative costs of the two companies acquired in FY 2001, and by increased expenses associated with implementation of and training for the Company's new business operating software. As a percentage of net sales, selling and administrative expenses were at 23.7% in first nine months of fiscal 2001 as compared to 21.1% in the same period of the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $971,000 ($0.06 per share, diluted) in the nine months of fiscal 2001 as compared to $790,000 in the same period of fiscal 2000. Expenditures are expected to continue through fiscal 2002.

      The Company reported interest income of $631,000 in the first nine months of fiscal 2001 as compared to interest income of $684,000 in fiscal 2000 primarily reflective of a reduced average amount of short-term cash investments at slightly increased rates of return. Due to the cash acquisition of LSI Lightron, the Company became a net borrower and reported $345,000 of interest expense in the first nine months of fiscal 2001. The Company's effective tax rate increased to 39.2% in fiscal 2001 as compared to 38.1% in fiscal 2000 primarily due to increased state and local income tax expense.

      Net Income of $7,234,000 in the first nine months of fiscal 2001 decreased 49% from $14,173,000 in the same period last year. The decreased net income resulted from decreased gross profit on decreased net sales, increased selling and administrative expenses, increased interest expense, and less interest income, partially offset by decreased income tax expense in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.69 in the first nine months of fiscal 2001 decreased 50% from $1.37 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 1% in the first nine months of fiscal 2001 to 10,490,000 shares from 10,362,000 shares in 2000 primarily as a result of common shares issued both for the exercise of stock options and for an acquisition during the year.

Liquidity and Capital Resources

      The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

      At March 31, 2001 the Company had working capital of $45.7 million, compared to $61.1 million at June 30, 2000. The ratio of current assets to current liabilities decreased to 2.35 to 1 from 3.36 to 1. The decreased working capital is primarily attributed to the use of cash in November 2000 for the acquisition of LSI Lightron. As compared to June 30, 2000, the March 31, 2001 working capital has changed due to decreased cash and cash equivalents, increased notes payable to bank, and increased accounts payable, partially offset by increased accounts receivable and inventories, and decreased accrued expenses.

      The Company generated $3.0 million of cash from operating activities in the first nine months of fiscal 2001 as compared to $14.6 million in same period of fiscal 2000. The decrease in net cash flows from operating activities in fiscal 2001 is primarily the net result of a decrease in net income, increased inventories, significantly less of a decrease in accounts receivable, and fiscal 2001 payments related to the Company's discontinued operations liabilities, partially offset by increased accounts payable. As of March 31, 2001, the Company's days sales outstanding were at approximately 69 days, increased from 55 days at June 30, 2000 due to slower collection cycles from several customers.

      In addition to cash generated from operations, the Company's primary source of liquidity continues to be its line of credit. The Company now has an unsecured $50 million revolving line of credit with its bank group. As of April 27, 2001 there was $32.4 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2004 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2002. Interest rates on the new line of credit are identical to the Company's former primary committed line of credit that has been superceded. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2001 and 2002 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures, exclusive of business acquisitions, of $5.0 million in the first nine months of fiscal 2001 compare to $6.3 million in the same period of fiscal 2000. Spending in fiscal year 2001 was primarily related to expansion of the Company's facilities, and to capitalization of Company-wide enterprise resource planning software and related implementation costs. Capital expenditures totaling approximately $7 million are planned for fiscal 2001, exclusive of business acquisitions.

      Cash flow from investing activities was significantly reduced from the prior year because in fiscal 2001 the Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. in the second quarter and substantially all of the net assets of ADaPT Engineering Inc. at the beginning of the third quarter. The purchase price of Lightron, exclusive of acquisition costs, was $25.0 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The acquisition was accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $22.0 million, which is recorded as goodwill and intangible assets and is being amortized over periods not to exceed forty years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

      The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, and the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The purchase price exceeded the estimated fair value of net assets acquired by approximately $2.6 million, which has been recorded as goodwill and intangible assets and will be amortized over periods not to exceed fifteen years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

      On April 23, 2001 the Board of Directors declared a regular quarterly cash dividend of $0.085 per share (approximately $886,000), to be paid May 15, 2001 to shareholders of record on May 8, 2001. During the first nine months of fiscal 2001, the Company paid cash dividends in the amount of $3.1 million, essentially level the same amount in the same period of fiscal 2000.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES

c)

During the quarterly period ended March 31, 2001, the Company issued 109,430 Common Shares to eight owners of the company which was acquired. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4(2) of that Act.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits None
b)

Reports on Form 8-K

One Form 8-K/A was filed on January 5, 2001 to report that neither Financial Statements nor Pro Forma Financial Information were required to be filed related to the acquisition of substantially all of the net assets of Lightron of Cornwall, Inc. effective November 21, 2000.

      [All other items required in Part II have been omitted because they are not applicable or are not required.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI Industries Inc.

BY:/s/ Robert J. Ready
      Robert J. Ready
      President and Chief Executive Officer
      (Principal Executive Officer)

BY:/s/ Ronald S. Stowell
      Ronald S. Stowell
      Vice President, Chief Financial Officer and Treasurer
      (Principal Financial and Accounting Officer)

May 3, 2001