Form 10-K
period 2001-06-30
LSI INDUSTRIES INC
filed 2001-09-19
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 5, 2001 was approximately $241,719,000, based on a closing price of $25.03. At September 5, 2001 there were 10,456,108 shares of no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement filed with the Commission for its 2001 annual meeting are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2001 FORM 10-K ANNUAL REPORT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These include, but are not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key customers, unexpected difficulties in integrating acquired businesses, and fluctuations in operating results or costs.

i

PART I

ITEM 1.  BUSINESS

        The Company's two business segments are the Image Segment and the Commercial / Industrial Lighting Segment. Net sales by segment are as follows (in thousands):

	2001	2000	1999

Image Segment	$147,021	$159,257	$162,299
Commercial / Industrial
Lighting Segment	86,919	80,725	69,423

Total Net Sales	$233,940	$239,982	$231,722

        The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI IMAGES, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, LSI Retail Graphics and LSI Adapt (acquired in the third quarter of fiscal year 2001). The Commercial / Industrial Lighting Segment manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, Courtsider Sports Lighting, Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (acquired in the second quarter of fiscal year 2001). The Company's most significant market is the petroleum / convenience store market with approximately 36%, 38% and 43% of net sales concentrated in this market in the fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-15 of this Form 10-K for additional information on business segments.

        The decrease in Image Segment net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in fiscal 2001 as compared to last year as a significant roll out program in fiscal 2000 with one customer neither repeated nor was it replaced with a program with another customer in fiscal 2001. These decreases were partially offset by increased interior graphics business in other markets, and by the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 2% of Image Segment net sales. The Company believes it is likely that net sales of the Image Segment will increase in fiscal 2002. Significant customers in the petroleum / convenience store market and a menu board system customer in the quick service restaurant market have indicated their intent to reimage their retail sites over a multi-year time period and have released some orders in the fourth quarter of fiscal 2001 to initiate roll out of their re-image programs.

        The increase in Commercial / Industrial Lighting Segment net sales is attributed to the November 2000 acquisition of LSI Lightron (approximately 14% of net sales of this Segment). Excluding the acquisition of LSI Lightron, net sales in this segment decreased approximately 8% due to competitive markets and down economic conditions in the North American market.

        The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., will continue to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. When the Company completes construction of a new facility in the first half of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall will be transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price will remain in escrow and Lightron of Cornwall will be exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company's Commercial / Industrial Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.5 million, which is recorded as goodwill and is being amortized over forty years.

        The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The initial consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition based upon achievement of certain financial performance. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million was made in the first quarter of fiscal year 2002. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company's Image Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The initial purchase price, plus the earn-out consideration achieved to date, exceeded the estimated fair value of net assets acquired by approximately $3.2 million, which has been recorded as goodwill and is being amortized over fifteen years.

See Note 11 of Notes to Consolidated Financial Statements beginning on page S-22 of this Form 10-K for additional information on these acquisitions.

        The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities.

        The Company is not dependent on any one supplier for any of its component parts.

        The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. The Company had a backlog of orders, believed by it to be firm, of $34.1 million and $19.5 million at June 30, 2001 and 2000, respectively. All orders are believed to be shippable within twelve months.

        The Company has approximately 1,500 full-time and 140 temporary employees. The Company has a comprehensive compensation and benefit program for most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

             The Company sells its products throughout the United States and Canada.

             In the first quarter of fiscal 2002 the Company announced a partnership with a company based in Australia that will market LSI lighting systems in both the Australian and New Zealand markets. This was not an acquisition but rather a true marketing partnership with a company that will operate as LSI Hamilton Lighting.

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

ITEM 2.	PROPERTIES

             The Company has sixteen facilities:

	Description	Size	Location	Status

1)	LSI Industries Corporate	243,000 sq. ft.,	Cincinnati, OH	Owned
	Headquarters, and	(includes 56,000
	lighting fixture and	sq. ft. of office
	graphics manufacturing	space)

2)	LSI Industries pole	131,000 sq. ft.	Cincinnati, OH	Owned
manufacturing and dry
powder-coat painting

3)	LSI Metal Fabrication	99,000 sq. ft.	Independence, KY	Owned
	and LSI Images manu-	(includes 5,000
	facturing and dry	sq. ft. of office
	powder-coat painting	space)

4)	SGI Integrated Graphic	198,000 sq. ft.	Houston, TX	Leased
	Systems office; screen	(includes 34,000
	printing manufacturing;	sq. ft. of office space)
and architectural graphics
manufacturing

5)	Greenlee Lighting office	40,000 sq. ft.	Dallas, TX	Leased
	and manufacturing	(includes 4,000 sq. ft.
of office space)

6)	Grady McCauley office	212,000 sq. ft.	North Canton, OH	Owned
	and manufacturing	(includes 20,000
sq. ft. of office space)

7)	LSI Marcole office and	61,000 sq. ft.	Manchester, TN	Owned
	manufacturing of electrical	(includes 5,000 sq. ft.
	wire harnesses; contract	of office space)
assembly services

8)	LSI MidWest Lighting	145,000 sq. ft.	Kansas City, KS	Owned
	office and manufacturing	(includes 6,000 sq. ft.
of office space and
8,000 sq. ft. of leased
warehouse space)

9)	LSI Retail Graphics office	29,000 sq. ft.	Woonsocket, RI	Owned
	and manufacturing	(includes 5,000 sq. ft.
of office space and
9,000 sq. ft. of leased
warehouse space)

10)	LSI Lightron office	4,000 sq. ft.	New Windsor, NY	Leased

11)	LSI West Coast	16,000 sq. ft.	Anaheim, CA	Leased
Distribution Center

12)	LSI Adapt offices	12,000 sq. ft.	Westlake, OH	Leased
			Atlanta, GA	Leased
			Seattle, WA	Leased
			Portland, OR	Leased
			Fort Mill, SC	Leased

The Company considers these facilities (total of 1,190,000 square feet) plus the 224,000 sq. ft. facility under construction in New Windsor, NY for LSI Lightron adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

A.	Common share information appears in Note 12 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” on page S-24 of this Form 10-K. Information related to “Earnings per share from continuing operations” and

“Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-26 of this Form 10-K.

The Company’s policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 10% and 20% of the then current fiscal year net income forecast. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend that, in conjunction with the regular quarterly cash dividends, would achieve a target payout ratio of between 20% and 40% of reported net income. The Company has paid annual dividends since fiscal 1987 and quarterly dividends since fiscal 1995.

At August 22, 2001, there were 424 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company’s common shares are traded on the Nasdaq National Market under the symbol LYTS.

B.	Change in Securities

During the quarterly period ended June 30, 2001, the Company issued 3,769 Common Shares pursuant to an Earn Out Agreement to an owner of a company which was acquired in fiscal year 1999. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4(2) of that Act.

ITEM 6.	SELECTED FINANCIAL DATA
"Selected Financial Data" appears on page S-26 of this Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS
"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-5 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See ITEM 1. BUSINESS on page 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under “Fair value of financial instruments” beginning on page S-13 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data appears on page S-24 in NOTE 12 of the accompanying consolidated financial statements.

ITEM 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2001, as filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements Appear as part of Item 8 of this Form 10-K.

	(2)	Financial Statement Schedules Appear as part of Item 8 of this Form 10-K.

	(3)	Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

		10K-96 =	Annual Report on Form 10-K for the fiscal year ended June 30, 1996

		10Q-9/99 =	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

		S-3 (96) =	Form S-3 Registration Statement No. 33-65043

S-8 (95-2) =	Form S-8 Registration Statement No. 33-64723 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (99) =	Form S-8 Registration Statement No. 333-91531 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX

Current
Form 10-K			Report/	Exhibit
Exhibit No.		Description of Exhibit	Document	Number

3.1		Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2		Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

4		CREDIT AGREEMENT By and Among LSI	Filed herewith
		INDUSTRIES INC. as the Borrower, THE
		BANKS PARTY HERETO as the Lenders hereunder,
		PNC BANK NATIONAL ASSOCIATION as the
		Administrative Agent and the Syndication Agent,
		Dated as of March 30, 2001

10.1	*	LSI Industries Inc. Retirement Plan	10Q-9/99	10.1
		(Amended and Restated as of October 1, 1999)

10.2	*	LSI Industries Inc. 1995 Stock Option Plan	S-8 (99)	4.1
		(Amended as of November 13, 1997)

10.3	*	LSI Industries Inc. 1995 Directors’ Stock
		Option Plan	S-8 (95-2)	4.1

10.4	*	LSI Industries Inc. Nonqualified Deferred	10K-96	10.5
		Compensation Plan, and Rabbi Trust
		Agreement

22		Subsidiaries of the Registrant	Filed herewith

23		Consent of Independent Public Accountants	Filed herewith

24		Powers of Attorney (5)	Filed herewith

		*Management Compensatory Agreements

(b)  Form 8-K:

         There have been no reports on Form 8-K filed during the last quarter of fiscal year 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 14, 2001	BY:	/s/ Robert J. Ready

Date		Robert J. Ready
Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready	Chairman of the Board, Chief Executive

Robert J. Ready	Officer, and President
Date: September 14, 2001	(Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and

Ronald S. Stowell	Treasurer
Date: September 14, 2001	(Principal Financial and Accounting Officer)

*Michael J. Burke	Director

Michael J. Burke

*Allen L. Davis	Director

Allen L. Davis

*Dennis B. Meyer	Director

Dennis B. Meyer

*Wilfred T. O’Gara	Director

Wilfred T. O’Gara

*James P. Sferra	Secretary; Executive Vice President

James P. Sferra	- Manufacturing; and Director

*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 14, 2001, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.

September 14, 2001	By:	/s/ Ronald S. Stowell

Date		Attorney-in-Fact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales by Business Segment
(In thousands)	2001	2000	1999

Image Segment	$ 147,021	$ 159,257	$ 162,299
Commercial / Industrial
Lighting Segment	86,919	80,725	69,423

	$233,940	$ 239,982	$ 231,722

Results of Operations

2001 COMPARED TO 2000

        Net sales of $233,940,000 in fiscal 2001 decreased 3% compared to fiscal 2000 net sales of $239,982,000. Results of the Commercial / Industrial Lighting Segment in fiscal 2001 include the operations of LSI Lightron (acquired November 2000), and results of the Image Segment in fiscal 2001 include the operations of LSI Adapt (acquired January 2001). Commercial / Industrial Lighting Segment net sales increased 8% and Image Segment net sales decreased 8% in fiscal 2001 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the November 2000 acquisition of LSI Lightron (approximately 14% of net sales of this Segment). Excluding the acquisition of LSI Lightron, net sales in this segment decreased approximately 8% due to competitive markets and down economic conditions in the North American market. The decrease in Image Segment net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in fiscal 2001 as compared to last year as a significant roll out program in fiscal 2000 with one customer neither repeated nor was it replaced with a program with another customer in fiscal 2001. These decreases were partially offset by increased interior graphics business in other markets, and by the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 2% of Image Segment net sales. The Company believes it is likely that net sales of the Image Segment will increase in fiscal 2002. Significant customers in the petroleum / convenience store market and a menu board system customer in the quick service restaurant market have indicated their intent to reimage their retail sites over a multi-year time period and have released some orders in the fourth quarter of fiscal 2001 to initiate roll out of their re-image programs. Net sales of the Image Segment to the petroleum / convenience store market represented 36% and 38% of total net sales in fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 9% in fiscal 2001 as compared to last year. While sales prices were increased, inflation did not have a significant impact on sales in fiscal 2001 as competitive pricing pressures held price increases to a minimum.

Gross profit of $65,411,000 decreased 11% from last year's gross profit of $73,775,000, and decreased as a percentage of net sales to 28.0% in fiscal year 2001 as compared to 30.7%

in the prior year. The decrease in amount of gross profit is due primarily to the Company's lighting product lines that experienced lower sales volumes, related under absorbed manufacturing overhead and competitive pricing pressures. This decrease was partially offset by the added gross profit related to the two FY 2001 acquisitions. Selling and administrative expenses increased 7% to $48,175,000 from $45,219,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt. As a percentage of net sales, selling and administrative expenses were at 20.6% in fiscal 2001 as compared to 18.8% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $960,000 ($0.06 per share, diluted) in fiscal 2001 as compared to $1,030,000 ($0.06 per share, diluted) in fiscal 2000. Expenditures are expected to continue through fiscal 2003.

        The Company reported interest income of $630,000 in fiscal 2001 as compared to interest income of $1,057,000 in fiscal 2000 primarily reflective of the Company being in a net borrowing position through the second half of fiscal 2001. Due to the cash acquisition of LSI Lightron, the Company became a net borrower and reported $607,000 of interest expense in fiscal 2001 as compared to $189,000 in the prior year. The Company's effective tax rate increased to 38.8% in fiscal 2001 as compared to 37.8% in fiscal 2000 primarily due to the tax treatment of goodwill and other items.

        Income from continuing operations of $10,601,000 in fiscal 2001 decreased 42% from $18,279,000 last year. The decreased net income resulted from decreased gross profit on decreased net sales, increased selling and administrative expenses, increased interest expense and decreased interest income, partially offset by decreased income tax expense in fiscal 2001 as compared to 2000. Diluted earnings per share of $1.01 in fiscal 2001 decreased 43% from $1.77 per share reported in fiscal 2000. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2001 to 10,523,000 shares from 10,354,000 shares in 2000 as a result of common shares issued both for the exercise of stock options and for an acquisition during the year.

        The Company recorded a $0.7 million ($0.07 per share) discontinued operations charge, net of taxes, in the fourth quarter of fiscal 2001 to increase its loss contingency related to a lease guaranty in connection with its European operations which were discontinued in 1992. A settlement agreement was signed releasing the Company from all remaining obligations. Payment of the loss contingency of approximately $1.1 million was made in the first quarter of fiscal 2002. A similar discontinued operations charge of $1.0 million ($0.10 per share), net of taxes, was recorded in the fourth quarter of fiscal 2000 in connection with the lease guaranty.

        Net income of $9,878,000 ($0.94 per share) in fiscal 2001 compares to net income of $17,279,000 ($1.67 per share) in fiscal 2000. The reduction is primarily the result of decreased income from continuing operations, partially offset by a decreased charge to discontinued operations in fiscal 2001.

2000 COMPARED TO 1999

        Net sales of $239,982,000 in fiscal 2000 increased 4% over fiscal 1999 net sales of $231,722,000. Results of the Image Segment in fiscal 2000 include the operations of LSI Retail Graphics (acquired April 1999; approximately 2% of net sales in fiscal 2000). Results of the Commercial / Industrial Lighting Segment in fiscal 2000 include the operations of LSI MidWest Lighting (acquired January 1999; approximately 8% of net sales in fiscal 2000). Commercial /

Industrial Lighting Segment net sales increased 16% and Image Segment net sales decreased 2% in fiscal 2000 as compared to the prior year. The increase in the Commercial / Industrial Lighting Segment is attributed primarily to the full year effect of the acquisition of LSI MidWest Lighting, in addition to an approximate 2% sales increase in this segment. The decrease in Image Segment net sales is attributed primarily to softness in the petroleum / convenience store market. Net sales to this significant market were adversely impacted by the temporary affects of mergers of major petroleum companies. The Company's graphics and petroleum lighting sales volume, both components of the Image Segment, were down approximately 2% and 11%, respectively, as compared to the prior year. Net sales of the Image Segment to the petroleum / convenience store market represented 38% and 43% of net sales in fiscal 2000 and fiscal 1999, respectively. While sales prices were increased, inflation did not have a significant impact on sales in 2000 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $73,775,000 increased 2% over last year's gross profit of $72,577,000, and decreased as a percentage of net sales to 30.7% in fiscal year 2000 as compared to 31.3% in the prior year. The decrease in amount of gross profit is due primarily to product mix changes between years and competitive pricing in several markets, partially offset by the 4% increase in net sales and improved efficiencies. Selling and administrative expenses decreased to $45,219,000 from $45,349,000, a decrease of 0.3%. As a percentage of net sales, selling and administrative expenses were at 18.8% in fiscal 2000 as compared to 19.6% in the prior year.

        During fiscal year 1999 the Company began the task of converting its business operating software and systems company-wide. In addition, work was started on an e-business strategy in Fiscal Year 2000. Total implementation costs expensed were $1,030,000 ($0.06 per share, diluted) in fiscal 2000 and $227,000 ($0.02 per share, diluted) in fiscal 1999.

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

        At June 30, 2001 the Company had working capital of $62.1 million, compared to $61.1 million at June 30, 2000. The ratio of current assets to current liabilities decreased to 3.09 to 1 from 3.36 to 1. The increased working capital is primarily attributed to increased accounts receivables and inventories, and decreased liabilities from discontinued operations, partially offset by decreased cash and cash equivalents, increased notes payable to bank, increased accounts payable, and increased accrued expenses. The Company's balance of cash and cash equivalents was substantially lower at June 30, 2001 as compared to June 30, 2000 primarily due to the acquisition of Lightron of Cornwall, Inc. for $25.9 million in November 2000, and due to the increased amount of accounts receivable.

        The Company used $2.8 million of cash in operating activities in fiscal 2001 as compared to a generation of $19.8 million in fiscal 2000. The decrease in net cash flows from operating activities in fiscal 2001 is primarily the net result of a decrease in net income, increased accounts receivable and inventories, decreased accrued expenses, and fiscal 2001 payments related to the Company's discontinued operations liabilities, partially offset by increased refundable and deferred income taxes. As of June 2001, the Company's days sales outstanding were at approximately 73 days, increased from 55 days at June 30, 2000 due to slower collection cycles from several customers.

        In addition to cash generated from operations, the Company's primary source of liquidity continues to be its line of credit. The Company has an unsecured $50 million revolving line of credit with its bank group. As of August 22, 2001 there was $29 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2004 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2002. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2002 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures, exclusive of business acquisitions, of $6.5 million in fiscal 2001 compare to $9.0 million in fiscal 2000. Spending in fiscal year 2001 was primarily related to expansion of the Company's facilities, and to capitalization of Company-wide enterprise resource planning software and related implementation costs. Capital expenditures totaling approximately $12 million are planned for fiscal 2002, exclusive of business acquisitions.

        The Company utilized significantly more cash flows from investing activities than the prior year due to the acquisition of substantially all of the net assets of Lightron of Cornwall, Inc. in the second quarter and substantially all of the net assets of ADaPT Engineering Inc. at the beginning of the third quarter. The cash purchase price of Lightron, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The acquisition was accounted for as a purchase, effective on the date of acquisition. An additional approximately $3 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.5 million, which is recorded as goodwill and is being amortized over a period not to exceed forty years.

The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the achievement of certain financial objectives and other analysis.

        The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, and the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million will be made in the first quarter of fiscal 2002. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The purchase price, plus the earn-out consideration achieved, exceeded the estimated fair value of net assets acquired by approximately $3.2 million, which has been recorded as goodwill and will be amortized over a period not to exceed fifteen years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

        On August 15, 2001 the Board of Directors declared a regular quarterly cash dividend of $0.085 per share (approximately $889,000), to be paid September 11, 2001 to shareholders of record on September 4, 2001. During fiscal 2001, the Company paid cash dividends in the amount of $4.0 million, essentially level the same amount as fiscal 2000.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. Net income will increase when the amortization of goodwill to expense is stopped. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of these two Statements, and has not yet determined when SFAS No. 142 will be adopted.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of LSI Industries Inc.:

        We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Cincinnati, Ohio
August 15, 2001

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
For the years ended June 30, 2001, 2000, and 1999
(In thousands, except per share)

	2001	2000	1999

Net sales	$233,940	$239,982	$231,722
Cost of products sold	168,529	166,207	159,145

Gross profit	65,411	73,775	72,577

Selling and administrative expenses	48,175	45,219	45,349

Operating income	17,236	28,556	27,228

Interest (income)	(630)	(1,057)	(477)

Interest expense	607	189	224

Other (income) expense	(58)	15	95

Income from continuing operations
before income taxes	17,317	29,409	27,386

Income tax expense	6,716	11,130	10,285

Income from continuing operations	10,601	18,279	17,101

Discontinued operations, net of tax
benefit of $387 and $538, respectively	723	1,000	—

Net income	$9,878	$17,279	$17,101

Earnings per common share from
continuing operations

Basic earnings per share	$1.02	$1.79	$1.73

Diluted earnings per share	$1.01	$1.77	$1.70

Earnings per common share

Basic earnings per share	$0.95	$1.69	$1.73

Diluted earnings per share	$0.94	$1.67	$1.70

Weighted average common shares outstanding

Basic	10,358	10,195	9,883

Diluted	10,523	10,354	10,088

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000
(In thousands, except shares)

	2001	2000

ASSETS

Current Assets	$340	$21,966
Cash and cash equivalents
Accounts receivable, less allowance
for doubtful accounts of $1,745
and $1,239, respectively	51,609	35,424

Inventories	35,079	25,293

Refundable income taxes	854	1,160

Other current assets	3,898	3,237

Total current assets	91,780	87,080

Property, Plant and Equipment, at cost
Land	3,967	3,947
Buildings	22,992	20,522
Machinery and equipment	35,874	32,436
Construction in progress	7,820	4,842
	70,653	61,747
Less accumulated depreciation	(28,412)	(24,625)

Net property, plant and equipment	42,241	37,122

Goodwill, net	41,572	22,581
Other Assets, net	6,166	—

	$181,759	$146,783

The accompanying notes are an
integral part of these financial statements.

	2001	2000

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to bank	$552	$—
Current maturities of long-term debt	352	203
Accounts payable	15,268	12,349
Accrued expenses	12,778	11,606
Net liabilities from discontinued operations	711	1,783

Total current liabilities	29,661	25,941

Long-Term Debt	23,638	1,498

Deferred Income Taxes	1,267	1,132

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 10,438,469 and 10,291,730
shares respectively	50,808	47,719
Retained earnings	76,385	70,493

Total shareholders' equity	127,193	118,212

	$181,759	$146,783

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended June 30, 2001, 2000, and 1999
(In thousands, except per share)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total

Balance at June 30, 1998	9,635	$35,368	$43,289	$ 78,657

Net income	—	—	17,101	17,101

Purchase of treasury shares	(12)	(224)	—	(224)

Deferred stock compensation	—	334	—	334

Stock options exercised, net	124	1,285	—	1,285

Common shares issued for
acquisitions	405	8,825	—	8,825

Dividends – $.33 per share	—	—	(3,226)	(3,226)

Balance at June 30, 1999	10,152	45,588	57,164	102,752

Net income	—	—	17,279	17,279

Purchase of treasury shares	(14)	(349)	—	(349)

Deferred stock compensation	—	338	—	338

Stock options exercised, net	154	2,142	—	2,142

Dividends – $.39 per share	—	—	(3,950)	(3,950)

Balance at June 30, 2000	10,292	47,719	70,493	118,212

Net income	—	—	9,878	9,878

Purchase of treasury shares	(15)	(305)	—	(305)

Deferred stock compensation	—	248	—	248

Stock options exercised, net	48	821	—	821

Common shares issued for
acquisitions	113	2,325	—	2,325

Dividends – $.39 per share	—	—	(3,986)	(3,986)

Balance at June 30, 2001	10,438	$50,808	$76,385	$127,193

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999
Cash Flows From Operating Activities

Net income	$9,878	$17,279	$17,101

Non-cash items included in income
Depreciation and amortization	5,558	5,511	4,813
Deferred income taxes	1,023	(566)	(84)
Deferred compensation plan	248	338	334
(Gain) loss on disposition of fixed assets	(58)	15	95

Change (excluding effects of acquisitions) in
Accounts receivable	(12,107)	4,206	(4,075)
Inventories	(5,450)	(32)	2,273
Refundable income taxes	306	(1,003)	117
Accounts payable	504	(2,279)	(262)
Accrued expenses and other	(1,581	(4,966)	348
Net liabilities from discontinued operations	(1,072)	1,292	(70)

Net cash flows from operating activities	(2,751)	19,795	20,590

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(6,492)	(8,977)	(4,455)
Proceeds from sale of fixed assets	155	3	14
Acquisition of businesses, net of cash received	(29,163)	—	(8,657)

Net cash flows from investing activities	(35,500)	(8,974)	(13,098)

Cash Flows From Financing Activities

Increase (decrease) of borrowings under line of credit	552	(379)	379
Proceeds from issuance of long-term debt	22,000	—	919
Payment of long-term debt	(2,457)	(200)	(2,082)
Cash dividends paid	(3,986)	(3,950)	(3,226)
Exercise of stock options	821	2,142	1,285
Purchase of treasury shares	(305)	(349)	(224)

Net cash flows from financing activities	16,625	(2,736)	(2,949)

Increase (decrease) in cash and cash equivalents	(21,626)	8,085	4,543

Cash and cash equivalents at beginning of year	21,966	13,881	9,338

Cash and cash equivalents at end of year	$340	$21,966	$13,881

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

Property, plant and equipment and related depreciation:

Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	31 - 40 years
Machinery and equipment	3 - 10 years
Computer software	5 - 8 years

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company's balance sheet and are being amortized to expense over periods ranging between two and seventeen years. The Company recorded intangibles amortization expense of $284,000 in fiscal 2001. As of June 30, 2001, accumulated amortization of intangible assets is $284,000. The excess of cost over fair value of assets acquired ("goodwill") is amortized to expense over periods ranging between fifteen and forty years. As of June 30, 2001 and 2000, accumulated amortization of goodwill was $2,849,000 and $1,827,000, respectively. The Company recorded goodwill amortization expense of $1,022,000, $689,000 and $476,000 in fiscal years 2001, 2000 and 1999, respectively. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment based upon anticipated cash flows. To date no impairments have been recorded, nor are any anticipated.

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

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,581,000 in 2001, $2,052,000 in 2000, and $1,937,000 in 1999.

Income taxes:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 165,000 shares in 2001, 159,000 shares in 2000, and 205,000 shares in 1999. See also Notes 4 and 7.

Recent pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. The Company adopted SFAS No. 133 in fiscal year 2001, but its financial statements were not affected by this new standard because the Company has no derivative or hedging financial instruments.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of these two Statements, and has not yet determined when SFAS No. 142 will be adopted.

Reclassification:

Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year. The most significant reclassification was related to the reclassification of shipping and handling revenue into net sales with related effects to cost of products sold and to selling and administrative expenses. As a result of implementing the Emerging Issues Task Force Issue 00-10 (Accounting for Shipping and Handling Fees and Costs), net sales increased $5,759,000, $4,381,000, and $3,933,000, cost of products sold increased $11,079,000, $9,601,000, and $8,464,000, and selling and administrative expenses decreased $5,320,000, $5,220,000, and $4,531,000, respectively for fiscal years 2001, 2000 and 1999.

Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its U.K. subsidiary, Duramark, to its management and reported a loss from discontinued operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities, including those associated with the lease on the U.K. facility, which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, were retained by the Company. The lease on the now vacant facility was guaranteed by the Company through its expiration in March 2001. For the past several years the Company has been involved in both litigation and negotiations related to lease payments (unpaid since 1995), to maintenance of the facility, and to the remaining lease obligation through March 2001 with the various entities associated with this lease. In the fourth quarter of fiscal year 2000 the Company settled all outstanding lease matters with a sublessee at less than amounts previously anticipated. The $608,000 settlement payment received was added to the Company's reserve for discontinued operations.

In the fourth quarter of fiscal year 2000 the Company recorded a charge to discontinued operations of $1.5 million ($1.0 million net of income taxes or $0.10 per share) to increase its reserve for remaining liabilities associated with the lease. During the fourth quarter of fiscal year 2001 the Company concluded lengthy negotiations related to the maintenance and repairs of the facility and recorded a charge to discontinued operations of $1.1 million ($0.7 million net of income taxes or $0.07 per share). The resultant reserve balance of $1.1 million as of June 30, 2001 is adequate to cover all remaining obligations of the Company with respect to this facility. Payment of these obligations is expected to occur in the first quarter of fiscal year 2002.

A summary of the activity in the reserve for discontinued operations during fiscal years 2001 and 2000 is as follows:

(In thousands)	2001	2000

Balance beginning of year	$2,745	$755

less: Payments made	(2,764)	(156)

plus: Settlement received	—	608

plus: Charge to discontinued operations	1,110	1,538

Balance end of year	$1,091	$2,745

The Company's reserve for discontinued operations, net of related taxes, is included in current liabilities in the amounts of $711,000 and $1,783,000 as of June 30, 2001 and 2000, respectively.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive Lighting, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics, and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company's most significant market is the petroleum / convenience store market with approximately 36%, 38%, and 43% of net sales concentrated in this market in fiscal 2001, 2000, and 1999, respectively.

The following information is provided for the following periods:

(In thousands)	2001	2000	1999

Net sales:
Image Segment	$147,021	$159,257	$162,299
Commercial / Industrial Lighting Segment	86,919	80,725	69,423

	$233,940	$239,982	$231,722

Operating income:
Image Segment	$14,690	$21,024	$19,848
Commercial / Industrial Lighting Segment	2,546	7,532	7,380

	$17,236	$28,556	$27,228

Identifiable assets:
Image Segment	$105,072	$84,513	$86,011
Commercial / Industrial Lighting Segment	75,416	38,588	37,645
	180,488	$123,101	$123,656
Corporate	1,271	23,682	14,058
	$181,759	$146,783	$137,714

Capital expenditures:
Image Segment	$3,926	$6,279	$3,214
Commercial / Industrial Lighting Segment	2,566	2,698	1,241

	$6,492	$8,977	$4,455

Depreciation and amortization:
Image Segment	$3,139	$3,687	$3,425
Commercial / Industrial Lighting Segment	2,419	1,824	1,388
	$5,558	$5,511	$4,813

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes. The increase in identifiable assets in fiscal 2001 is primarily related to the two acquisitions made during the year (see footnote 11) and to increased levels of accounts receivable and inventories.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2001	2000	1999

BASIC EARNINGS PER SHARE

Income from continuing operations	$10,601	$18,279	$17,101

Net income	$9,878	$17,279	$17,101

Weighted average shares outstanding
during the period, net
of treasury shares	10,358	10,195	9,883

Basic earnings per share from continuing
operations	$1.02	$1.79	$1.73

Basic earnings per share	$.95	$1.69	$1.73

DILUTED EARNINGS PER SHARE

Income from continuing operations	$10,601	$18,279	$17,101

Net income	$9,878	$17,279	$17,101

Weighted average shares outstanding
during the period, net of
treasury shares	10,358	10,195	9,883

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	165	159	205

Weighted average shares
outstanding (B)	10,523	10,354	10,088

Diluted earnings per share from
continuing operations	$1.01	$1.77	$1.70

Diluted earnings per share	$.94	$1.67	$1.70

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(B)	Options to purchase 49,817 common shares, 36,105 common shares, and 14,359 common shares at June 30, 2001, 2000, and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2001	2000

Inventories:
Raw materials	$16,485	$11,824
Work-in-process and
finished goods	18,594	13,469

	$35,079	$25,293

Accrued Expenses:
Compensation and benefits	$6,119	$5,725
Customer prepayments	$1,729	$1,144

NOTE 6 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2001 the available portion of this line of credit was $27.4 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2002. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2004 and that has an annual renewal for the third year of commitment in the third quarter of fiscal 2002. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At June 30, 2001 the average interest rate on borrowings under this revolving line of credit was 4.4%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company's borrowings under its bank credit facilities during fiscal year 2001 averaged approximately $8.3 million at an approximate average borrowing rate of 5.7%. The Company did not borrow under its revolving lines of credit during fiscal year 2000.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $860,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds through fiscal 2010. The IRB interest rate, which is reestablished semi-annually, is currently 4.5%, plus a 75 basis point letter of credit fee. The IRB is secured by the Company’s Kentucky real estate, which has a net carrying value of $1.6 million.

The Company has equipment loans outstanding totaling $1,130,000 with monthly principal and interest payments extending through fiscal 2006. The weighted average interest rate of these loans is 5.9% and they are secured by specified equipment which has a net carrying value of $1,420,000. With one of these loans the Company is committed to specified job growth in its facility in Northeast Ohio.

Long-term debt: (In thousands)	2001	2000

Revolving Line of Credit (3 year committed line)	$22,552	$—
Industrial Revenue Development Bond at 4.5%	860	935
Equipment loans (average rate of 5.9%)	1,130	766

	24,542	1,701

Less notes payable to bank	552	—

Total long-term debt	23,990	1,701

Less current maturities of long-term debt	352	203

Long-term debt	$23,638	$1,498

        Future maturities of long-term debt at June 30, 2001 are as follows (in thousands):

2002 $352	2003 $365	2004 $22,385	2005 $240	2006 $218	2007and after $430

NOTE 7 - SHAREHOLDERS' EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 890,126, of which 119,225 shares were available for future grant as of June 30, 2001. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2001, 2000, and 1999.

	2001	2000	1999

Dividend yield	1.81%	1.25%	1.25%
Expected volatility	40%	42%	44%
Risk-free interest rate	4.54% - 6.50%	6.14% - 6.90%	4.45% - 6.24%
Expected life	4-8 yrs.	4-8 yrs.	4-8 yrs.

At June 30, 2001, the 220,300 options granted during fiscal 2001 to employees and non-employee directors have exercise prices ranging from $15.44 to $22.05, fair values ranging from $4.24 to $8.93 per option, and remaining contractual lives of four to nine years. The 18,800 options granted during fiscal 2000 to employees and non-employee directors have exercise prices ranging from $17.69 to $23.25, fair values ranging from $7.49 to $11.84 per option, and remaining contractual lives of four to nine years. The 56,900 options granted during fiscal 1999 to employees and non-employee directors had, at June 30, 1999, exercise prices ranging from $16.88 to $23.00, fair values ranging from $8.49 to $11.89 per option, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2001, 2000, and 1999 would have been as follows:

(In thousands except earnings per share)	2001	2000	1999

Net income
As reported	$ 9,878	$17,279	$17,101
Pro forma	$ 9,380	$17,035	$16,629

Earnings per common share
Basic
As reported	$.95	$1.69	$1.73
Pro forma	$.91	$1.67	$1.68
Diluted
As reported	$.94	$1.67	$1.70
Pro forma	$.91	$1.65	$1.66

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Information involving the stock option plans for the years ended June 30, 2001, 2000, and 1999 is shown in the table below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	242	$16.13	408	$14.41	500	$12.70

Granted	220	$16.10	19	$21.74	57	$19.82
Terminated	(11)	$15.69	(7)	$16.03	(8)	$16.23
Exercised	(48)	$14.00	(178)	$12.79	(141)	$10.33

Outstanding at end of year	403	$16.38	242	$16.13	408	$14.41

Exercisable at end of year	109	$16.39	109	$15.00	129	$12.92

The Company implemented a non-qualified Deferred Compensation Plan in fiscal 1997. All Plan investments are in common shares of the Company. A total of 74,261 and 59,566 common shares were held in the Plan as of June 30, 2001 and 2000, respectively, and, accordingly, have been recorded as treasury shares.

On the dates indicated, the Company issued the following amounts of common shares as a portion of the purchase price for acquired businesses (see further discussion in Note 11):

	Number of	Stated
Date	Common Shares	Value

1/1/99	357,143	$8,000,000
4/9/99	47,578	$825,000
1/10/01	109,430	$2,250,000
6/8/01	3,769	$75,000

On August 15, 2001, the Board of Directors declared a cash dividend of $0.085 per share to be paid September 11, 2001 to shareholders of record on September 4, 2001. Annual cash dividend payments made during fiscal years 2001, 2000, and 1999 were $0.39, $0.39, and $0.33 per share, respectively.

NOTE 8 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,536,000 in 2001, $1,385,000 in 2000, and $1,174,000 in 1999. Minimum annual rental commitments under non-cancelable operating leases are: $1,410,000 in 2002, $1,277,000 in 2003, $1,153,000 in 2004, $963,000 in 2005, $925,000 in 2006, and $2,049,000 in 2007 and beyond.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2001	2000	1999

Provision (benefit) for income taxes:
Current federal	$5,190	$10,773	$9,466
Current state and local	588	923	903
Deferred	938	(566)	(84)

	$6,716	$11,130	$10,285

Reconciliation to federal statutory rate:
Federal statutory tax rate	34.8%	35.0%	35.0%
State and local taxes	2.2	2.0	2.1
Goodwill and other	1.8	.8	.5

Effective tax rate	38.8%	37.8%	37.6%

The components of deferred income tax assets and (liabilities) at June 30, 2001 and 2000 are as follows:

(In thousands)	2001	2000

Reserves against current assets	$1,054	$818
Prepaid expenses	(1,241)	(707)
Accrued expenses	960	882
Depreciation	(1,944)	(1,694)
Goodwill and acquisition costs	160	132
Deferred compensation	516	430
Net liabilities from discontinued operations	380	962

Net deferred income tax asset (liability)	$(115)	$823

Reconciliation to the balance sheets as of June 30, 2001 and 2000:

(In thousands)	2001	2000

Deferred income tax asset (liability) included in:
Other current assets	$772	$993
Net liabilities from discontinued operations	380	962
Long-term deferred income tax liability	(1,267)	(1,132)

Net deferred income tax asset (liability)	$(115)	$823

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2001	2000	1999
Cash payments:
Interest	$526	$160	$148
Income taxes	$5,124	$12,520	$10,034

Non-cash investing and financing activities:
Value of common shares issued for acquisitions	$2,325	$—	$8,825

Details of acquisitions:
Working capital, less cash	$2,948	$—	$2,417
Property, plant & equipment	2,976	—	5,241
Other assets, net	5,551	—	(947)
Excess of purchase price paid over estimated
net assets of acquired businesses	20,013	—	10,771

	31,488	—	17,482
Less fair value of common shares issued	(2,325)	—	(8,825)

Cash paid for acquisitions	$29,163	$—	$8,657

NOTE 11 - ACQUISITIONS

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first ten months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., will continue to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. When the Company completes construction of a new facility in the first half of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall will be transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price will remain in escrow and Lightron of Cornwall will be exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company's Commercial / Industrial Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.5 million, which is recorded as goodwill and is being amortized over forty years. The purchase price allocation was based upon preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analysis.

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The initial consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 109,430 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition based upon achievement of certain financial performance. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million was made in the first quarter of fiscal year 2002. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company's Image Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The initial purchase price, plus the earn-out consideration achieved to date, exceeded the estimated fair value of net assets acquired by approximately $3.2 million, which has been recorded as goodwill and is being amortized over fifteen years. The purchase price allocation was based on preliminary estimates of fair value of assets acquired and may be revised at a later date pending the completion of appraisals and other analyses.

On April 9, 1999, the Company acquired substantially all assets and assumed certain liabilities of Retail Graphics, Inc., a privately owned manufacturer of interior graphics primarily for the retail store market. For financial statement purposes the acquisition was accounted for as a purchase with operating results of LSI Retail Graphics first included in the Company's fourth quarter fiscal 1999 results in the Image Segment. The initial purchase price for the business, exclusive of acquisition costs, was $3,300,000, consisting of $2,475,000 in cash and 47,578 common shares of the Company (valued at $825,000). The acquisition provided for a contingent "earn-out" having a maximum value of $600,000, payable in similar percentages of cash and common shares, which could be earned during the first two years after acquisition providing certain minimum net sales and earnings thresholds are exceeded. An earn-out payment was made in the fourth quarter of fiscal year 2001 in the amount of $300,000 consisting of $225,000 cash and 3,769 common shares of LSI Industries valued at $75,000. The earn-out payment has been recorded as additional goodwill to be amortized over the remaining life of the original goodwill related to this acquisition. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The total purchase price exceeded the estimated fair value of net assets acquired by $3.5 million, which is recorded as goodwill and is being amortized over twenty years.

The Company completed the acquisition of Mid-West Chandelier Company and Fairfax Lighting, Inc., two privately owned manufacturers of interior fluorescent lighting fixtures, effective January 1, 1999. For financial statement purposes these acquisitions were accounted for as purchases with operating results of LSI MidWest Lighting first included in the Company's third quarter fiscal 1999 results in the Commercial / Industrial Lighting Segment. The total purchase price for the two companies was $16,000,000, exclusive of acquisition costs, consisting of $8,000,000 in cash and 357,143 common shares of the Company (valued at $8,000,000). The acquisition provides for a contingent "earn-out" having a maximum value of $1 million in cash and $1 million in stock which could be earned during the three years subsequent to the merger providing certain minimum earnings thresholds are exceeded. There was no earn-out paid at the conclusion of either of the first two years. An additional approximate $1 million was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by $7.7 million, which is recorded as goodwill and is being amortized over forty years.

NOTE 12 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In thousands except per share data)
	Quarter Ended				Fiscal
	Sept. 30	Dec. 31	March 31	June 30	Year

2001

Net sales	$53,609	$59,839	$53,935	$66,557	$233,940
Gross profit	15,399	17,040	13,975	18,997	65,411
Income from continuing
operations	2,981	3,028	1,225	3,367	10,601

Earnings per share from
continuing operations
Basic	$ .29	$ .29	$ .12	$ .32	1.02
Diluted	$ .29	$ .29	$ .12	$ .32	1.01	(a)

Range of share prices
High	$ 22.94	$ 22.00	$ 22.00	$ 26.95	$ 26.95
Low	$ 14.50	$ 16.50	$ 17.75	$ 18.01	$ 14.50

2000

Net sales	$64,967	$64,221	$53,396	$57,398	$239,982
Gross profit	20,115	20,348	15,934	17,378	73,775
Income from continuing
operations	5,357	5,646	3,170	4,106	18,279

Earnings per share from
continuing operations
Basic	$ .53	$ .55	$ .31	$ .40	$ 1.79
Diluted	$ .52	$ .55	$ .31	$ .40	$ 1.77	(a)

Range of share prices
High	$ 25.25	$ 25.50	$ 21.56	$ 22.16	$ 25.50
Low	$ 22.63	$ 19.13	$ 14.69	$ 12.50	$ 12.50

1999
Net sales	$54,447	$57,074	$54,304	$65,897	$231,722
Gross profit	17,035	18,573	16,010	20,959	72,577
Income from continuing
operations	3,912	4,668	3,083	5,438	17,101

Earnings per share
Basic	$ .41	$ .48	$ .31	$ .54	$ 1.73	(a)
Diluted	$ .40	$ .47	$ .30	$ .53	$ 1.70

Range of share prices
High	$ 22.00	$ 23.00	$ 22.75	$ 24.38	$ 24.38
Low	$ 17.25	$ 15.75	$ 15.88	$ 17.25	$ 15.75

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 22, 2001, there were 424 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC. SELECTED FINANCIAL DATA (In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2001	2000	1999	1998	1997

Net sales	$233,940	$239,982	$231,722	$193,439	$148,188
Cost of products sold	168,529	166,207	159,145	132,872	103,116
Operating expenses	48,175	45,219	45,349	40,373	31,363

Operating income	17,236	28,556	27,228	20,194	13,709
Interest (income)	(630)	(1,057)	(477)	(143)	(528)
Interest expense	607	189	224	106	41
Other (income) expense	(58)	15	95	108	114

Income from continuing opera-
tions before income taxes	17,317	29,409	27,386	20,123	14,082
Income taxes	6,716	11,130	10,285	7,536	5,210

Income from continuing
operations	$ 10,601	$ 18,279	$ 17,101	$ 12,587	$ 8,872

Net income	$ 9,878	$ 17,279	$ 17,101	$ 12,587	$ 8,872

Earnings per common share from
continuing operations
Basic	$ 1.02	$ 1.79	$ 1.73	$ 1.32	$ .99
Diluted	$ 1.01	$ 1.77	$ 1.70	$ 1.29	$ .97

Cash dividends paid per share	$ .39	$ .39	$ .33	$ .29	$ .23

Weighted average common shares
Basic	10,358	10,195	9,883	9,559	9,004
Diluted	10,523	10,354	10,088	9,790	9,188

Balance Sheet Data:
(At June 30)	2001	2000	1999	1998	1997

Working capital	$ 62,119	$ 61,139	$ 49,615	$ 40,237	$ 30,192

Total assets	181,759	146,783	137,714	110,316	95,189
Long-term debt,
including current
maturities	23,990	1,701	1,901	1,195	1,382

Shareholders' equity	127,193	118,212	102,752	78,657	67,968

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses		(a) Deductions		Balance End of Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2001	$1,239	$996	(b)	$(490)		$1,745
Year Ended June 30, 2000	$1,213	$97		$(71)		$1,239
Year Ended June 30, 1999	$560	$1,133	(c)	$(480)		$1,213

Inventory Obsolescence Reserve:

Year Ended June 30, 2001	$794	$608	(d)	$(352)		$1,050
Year Ended June 30, 2000	$1,083	$194		$(483)		$794
Year Ended June 30, 1999	$841	$982		$(740)		$1,083

Liabilities from Discontinued Operations:

Year Ended June 30, 2001	$2,745	$1,110		$(2,764)		$1,091
Year Ended June 30, 2000	$755	$1,538		$452	(e)	$2,745
Year Ended June 30, 1999	$864	$—		$(109)		$755

(a)         For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

(b)         Includes $274 resulting from net assets purchased in fiscal year 2001.

(c)         Includes $190 resulting from net assets purchased in fiscal year 1999.

(d)         Includes $83 resulting from net assets purchased in fiscal year 2001.

(e)         Represents settlement received of $608 less payments made of $156.