Form 10-Q
period 2001-09-30
LSI INDUSTRIES INC
filed 2001-10-31
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

YES     X          NO

Common Shares, no par value. Shares outstanding at October 25, 2001: 10,455,674

                               LSI INDUSTRIES INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                       Begins on
                                                                        Page

PART I.  Financial Information

       ITEM 1.    Financial Statements

       ITEM 2.    Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations........................................ 11

PART II.  Other Information

       ITEM 6.    Exhibits and Reports on Form 8-K....................... 14

Signatures        ....................................................... 15
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                  Three Months Ended
                                                      September 30
                                                      ------------
                                             2001                  2000
                                             ----                  ----
(in thousands, except per
 share data)

Net sales                                   $67,049               $53,609

Cost of products sold                        47,965                38,210
                                             ------                ------

     Gross profit                            19,084                15,399

Selling and administrative expenses          12,784                10,881
                                             ------                ------

     Operating income                         6,300                 4,518

Interest (income)                               (12)                 (395)

Interest expense                                248                    31

Other (income) expense                           --                   (6)
                                             ------                ------

     Income before income taxes               6,064                 4,888

Income tax expense                            2,362                 1,907
                                             ------                ------

     Net income                             $ 3,702               $ 2,981
                                            =======               =======

Earnings per common share

     Basic                                  $   .35               $   .29
                                            =======               =======

     Diluted                                $   .35               $   .29
                                            =======               =======

Weighted average common shares
   outstanding

     Basic                                   10,450                10,292
                                            =======               =======

     Diluted                                 10,655                10,435
                                            =======               =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)              September 30,         June 30,
                                                     2001                 2001
                                                  ------------          --------
ASSETS
------

Current Assets
     Cash and cash equivalents                            202        $       340
     Accounts receivable                               50,421             51,609
     Inventories                                       38,939             35,079
     Other current assets                               5,125              4,752
                                                       ------             ------

         Total current assets                          94,687             91,780

Property, Plant and Equipment, net                     42,147             42,241

Goodwill, net                                          41,239             41,572

Intangible Assets, net                                  6,045              6,166

Other Assets, net                                       1,275                 --
                                                       ------             ------

                                                     $185,393           $181,759
                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to bank                              3,400        $       552
     Current maturities of long-term debt                 352                352
     Accounts payable                                  18,020             15,268
     Accrued expenses                                  15,466             13,489
                                                      -------             ------

         Total current liabilities                     37,238             29,661

Long-Term Debt                                         16,572             23,638

Deferred Income Taxes                                   1,297              1,267

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued          --                 --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 10,457,592 and 10,438,469
            shares, respectively                       51,088             50,808
     Retained earnings                                 79,198             76,385
                                                      -------             ------

         Total shareholders' equity                   130,286            127,193
                                                     --------           --------

                                                     $185,393           $181,759
                                                     ========           ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                           Three Months Ended
                                                            September 30
                                                         ------------------
                                                         2001          2000
                                                         ----          ----

Cash Flows from Operating Activities
     Net income                                        $  3,702    $  2,981
     Non-cash items included in income
           Depreciation and amortization                  1,516       1,256
           Deferred income taxes                             30          30
           Deferred compensation plan                        40          68
           (Gain) loss on disposition of fixed
           assets                                          --            (6)

     Changes in
           Accounts receivable                            1,188          12
           Inventories                                   (3,860)       (685)
           Accounts payable and other                     3,789      (1,715)
           Net liabilities from discontinued
             operations                                    (708)        (46)
                                                         -------     -------

                  Net cash flows from operating
                      activities                          5,697       1,895
                                                         ------      ------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment             (968)     (2,128)
     Proceeds from sale of fixed assets                      --           6
                                                         -------     -------

           Net cash flows from investing activities        (968)     (2,122)
                                                         -------     -------

Cash Flows from Financing Activities
     Increase (decrease) of borrowings under line
        of credit                                         2,848        --
     Payment of long-term debt                           (7,066)        (32)
     Cash dividends paid                                   (889)     (1,338)
     Exercise of stock options                              352         270
     Purchase of treasury shares                           (112)       (178)
                                                         -------     -------

           Net cash flows from financing activities      (4,867)     (1,278)
                                                         -------     -------

Increase (decrease) in cash and cash equivalents           (138)     (1,505)

Cash and cash equivalents at beginning of year              340      21,966
                                                         -------     ------

Cash and cash equivalents at end of period             $    202    $ 20,461
                                                       ========    ========

Supplemental Cash Flow Information
     Interest paid$                                         260    $     49
     Income taxes paid                                 $    172    $     60

The accompanying Notes to Financial Statements are an integral part of these financial statements.
LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2001, and the results of its operations and its cash flows for the periods ended September 30, 2001 and 2000. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2001 annual report.

NOTE 2:     RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has now adopted this accounting standard. The Company has the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of these two Statements, and has determined that SFAS No. 142 will be adopted on July 1, 2002. Information related to the Company’s goodwill and intangible assets is presented in Note 6.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's fiscal 2003 year. The Company is currently evaluating the impact of these two statements, but does not expect any significant impact on its balance sheet or financial condition when they are implemented.

NOTE 3:     BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt (since the January 1, 2001 acquisition). The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 34% and 38% of net sales concentrated in this market in the three months ended September 30, 2001 and 2000, respectively.

The following information is provided for the following periods:

                                                      Three Months Ended
                                                          September 30
                                                          ------------
                                                     2001          2000
                                                     ----          ----
            (In thousands)
Net sales:
   Image Segment                                   $41,535        $34,492
   Commercial / Industrial Lighting Segment         25,514         19,117
                                                   -------        -------
                                                   $67,049        $53,609
                                                   =======        =======

Operating income:
   Image Segment                                   $ 5,181        $ 3,461
   Commercial / Industrial Lighting Segment          1,119          1,057
                                                   -------        -------
                                                   $ 6,300        $ 4,518
                                                   =======        =======

Capital expenditures:
   Image Segment                                   $   553        $ 1,614
   Commercial / Industrial Lighting Segment            415            514
                                                   -------        -------
                                                   $   968        $ 2,128
                                                   =======        =======

Depreciation and amortization:
   Image Segment                                   $   833        $   814
   Commercial / Industrial Lighting Segment            683            442
                                                   -------        -------
                                                   $ 1,516        $ 1,256
                                                   =======        =======

                                           September 30            June 30
                                         ---------------       ----------------
                                         2001       2000       2001        2000
                                         ----       ----       ----        ----
Identifiable assets:
   Image Segment                       $107,509   $ 86,052   $105,072   $ 84,513
   Commercial/Industrial
        Lighting Segment                 76,746     37,496     75,416     38,588
                                       --------   --------   --------   --------
                                        184,255    123,548    180,488    123,101
   Corporate                              1,138     22,959      1,271     23,682
                                       --------   --------   --------   --------
                                       $185,393   $146,507   $181,759   $146,783
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

NOTE 4:      EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

                                                        Three Months Ended
                                                           September 30
                                                           ------------
                                                     2001               2000
                                                     ----               ----
BASIC EARNINGS PER SHARE
     Net income                                    $ 3,702             $ 2,981
                                                   =======             =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                     10,450              10,292
                                                   =======             =======

     Basic earnings per share                      $   .35             $   .29
                                                   =======             =======

DILUTED EARNINGS PER SHARE
     Net income                                    $ 3,702             $ 2,981
                                                   =======             =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                     10,450              10,292
     Effect of dilutive securities (A):
         Impact of common shares to be
         issued under stock option plans,
         a deferred compensation plan
         and contingently issuable shares              205                 143
                                                   -------             -------

     Weighted average shares
         outstanding (B)                            10,655              10,435
                                                   =======             =======

     Diluted earnings per share                    $   .35             $   .29
                                                   =======             =======
(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 815 common shares and 52,683 common shares during the three month periods ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:     INVENTORIES

Inventories consist of the following (in thousands):

                                           September 30, 2001      June 30, 2001
                                           ------------------      -------------

                  Raw Materials               $16,132                 $16,485
                  Work-in-Process and
                    Finished Goods             22,807                  18,594
                                              -------                 -------
                                              $38,939                 $35,079
                                              =======                 =======
NOTE 6:     GOODWILL AND INTANGIBLE ASSETS

The following tables present information about the Company's Goodwill and Intangible Assets on the dates or for the periods indicated

(in thousands)         As of September 30, 2001         As of June 30, 2001
                    ---------------------------     ----------------------------
                    Carrying  Accumulated           Carrying  Accumulated
                    Amount    Amortization  Net     Amount    Amortization   Net
                    ------    ------------  ---     --------  ------------   ---

Goodwill             44,421     3,182     41,239     44,421      2,849    41,572
                     ======     =====     ======     ======      =====    ======

Intangible Assets     6,450       405      6,045      6,450        284     6,166
                     ======     =====     ======     ======      =====    ======

                                                  Amortization Expense
                                                  --------------------
                                                       Intangible
                                       Goodwill         Assets             Total
                                       --------        ----------          -----

Three months ended:
      September 30, 2001                $333             $121              $454
                                        ====             ====              ====

      September 30, 2000                $172             $ --              $172
                                        ====             ====              ====
NOTE 7:     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of September 30, 2001 the available portion of this line of credit was $31.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2002. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2004 and that has an annual renewal for the third year of commitment in the third quarter of fiscal 2002. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank's base lending rate, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At September 30, 2001 the average interest rate on borrowings under this revolving line of credit was 4.1%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

         Long-term debt:      (In thousands)             September 30   June 30,
                                                              2001        2001
                                                              ----        ----

         Revolving Line of Credit (3 year committed line)     $18,400    $22,552
         Industrial Revenue Development Bond at 4.5%              860        860
         Equipment loans (average rate of 5.9%)                 1,064      1,130
                                                               ------     ------
                                                               20,324     24,542

         Less notes payable to bank                             3,400        552
                                                               ------     ------
         Total long-term debt                                  16,924     23,990

         Less current maturities of long-term debt                352        352
                                                               ------     ------
         Long-term debt                                       $16,572    $23,638
                                                              =======    =======
NOTE 8:     DISCONTINUED OPERATIONS LIABILITY

A summary of the activity in the reserve for discontinued operations during the first quarter of fiscal 2002 is as follows: (In thousands) 6/30/01 1,091 less payments made (1,088) 9/30/01 $ 3

The Company’s reserve for discontinued operations, net of related taxes, is included in accrued expenses in the amounts of $3,000 and $711,000 as of September 30, 2001 and June 30, 2001, respectively.

NOTE 9:     CASH DIVIDENDS

The Company paid cash dividends of $889,000 and $1,338,000 in the three month periods ended September 30, 2001 and 2000, respectively. In October 2001, the Company’s Board of Directors declared a $0.09 per share regular quarterly cash dividend (approximately $941,000) payable on November 13, 2001 to shareholders of record November 6, 2001.

NOTE 10:     SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 78,466 and 74,261 common shares were held in the Plan as of September 30, 2001 and June 30, 2001, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS
Net Sales by Business Segment
   (In thousands, unaudited)
                                                  Three Months Ended
                                                     September 30
                                                     ------------

                                                2001             2000
                                                ----             ----

     Image Segment                            $41,535           $34,492
     Commercial / Industrial
       Lighting Segment                        25,514            19,117

                                              $67,049           $53,609

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2000

     Net sales of $67,049,000 in the first quarter of fiscal 2002 increased 25% from fiscal 2001 first quarter net sales of $53,609,000. Results of the Commercial / Industrial Lighting Segment in the first quarter of fiscal 2002 include the operations of LSI Lightron (acquired November 2000), and results of the Image Segment include the operations of LSI Adapt (acquired January 2001). Commercial / Industrial Lighting Segment net sales increased 33% and Image Segment net sales increased 20% in the first quarter of fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the November 2000 acquisition of LSI Lightron (over 20% of net sales of this Segment). Excluding the acquisition of LSI Lightron, net sales in this segment increased approximately 4%. The increase in Image Segment net sales is primarily attributed to three factors. First is the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 5% of Image Segment net sales. Second is the volume gain in menu board systems resulting from the beginning of a roll out program with a quick service restaurant customer. Third is an increase in graphics business related to roll out image conversion programs for two customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 34% and 38% of total net sales in the first quarters of fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 11% in the first quarter of fiscal 2002 as compared to the same period last year. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in the first quarter of fiscal 2002 as competitive pricing pressures held price increases to a minimum.

      Gross profit of $19,084,000 in the first quarter of fiscal 2002 increased 24% from last year's gross profit of $15,399,000, and decreased as a percentage of net sales to 28.5% in fiscal year 2002 as compared to 28.7% in the prior year. The increase in amount of gross profit is due primarily to the 25% increase in net sales. Selling and administrative expenses increased 17% to $12,784,000 from $10,881,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt, and by the increase in net sales. As a percentage of net sales, selling and administrative expenses were at 19.1% in the first quarter of fiscal 2002 as compared to 20.3% in the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $134,000 ($0.01 per share, diluted) in the first quarter of fiscal 2002 as compared to $180,000 ($0.01 per share, diluted) in the same period of fiscal 2001. Expenditures are expected to continue through fiscal 2003.

      The Company reported net interest expense of $236,000 in the first quarter of fiscal 2002 as compared to net interest income of $364,000 in the same period of fiscal 2001. The change between years is primarily reflective of the Company being in a net borrowing position since November 2000 and in a net cash investment position prior to that date. The Company's effective tax rate of 39.0% was consistent for the first quarter of both years, and was up slightly from the fiscal year 2001 38.8% effective tax rate.

      Net income of $3,702,000 ($0.35 per share) in the first quarter of fiscal 2002 increased 24% from last year's first quarter net income of $2,981,000 ($0.29 per share). The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, net interest expense and income taxes. Diluted earnings per share of $0.35 in the first quarter of fiscal 2002 increased 21% from $0.29 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 10,655,000 shares from 10,435,000 shares in 2001 as a result of common shares issued both for the exercise of stock options and for an acquisition during fiscal 2001.

Liquidity and Capital Resources

      The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

      At September 30, 2001 the Company had working capital of $57.4 million, compared to $62.1 million at June 30, 2001. The ratio of current assets to current liabilities decreased to 2.54 to 1 from 3.09 to 1. The decreased working capital is primarily attributed to decreased cash and cash equivalents, decreased accounts receivables, and increased accounts payable, notes payable to bank and accrued expenses, partially offset by increased inventories and other current assets.

      The Company generated $5.7 million of cash from operating activities in the first quarter of fiscal 2002 as compared to $1.9 million in the same period of fiscal 2001. The increase in net cash flows from operating activities in fiscal 2002 is primarily the net result of increased net income, a reduction in accounts receivable, increased accounts payable and accrued expenses, and increased amortization expense, partially offset by increased inventories and increased payments of liabilities from discontinued operations. As of September 30, 2001, the Company's days sales outstanding were at approximately 70 days, decreased from 73 days at June 30, 2001. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. However, the Company believes that these receivables are ultimately collectible and that aggregate bad debt allowances are adequate.

      In addition to cash generated from operations, the Company's primary source of liquidity continues to be its line of credit. The Company has an unsecured $50 million revolving line of credit with its bank group. As of October 14, 2001 there was approximately $32 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2004 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2002. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2002 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $1.0 million in the first quarter of fiscal 2002 compare to $2.1 million in the same period of fiscal 2001. Capital expenditures totaling approximately $12 million are planned for fiscal 2002, exclusive of business acquisitions.

      On October 22, 2001 the Board of Directors declared a regular quarterly cash dividend of $0.09 per share (approximately $941,000), to be paid November 13, 2001 to shareholders of record on November 6, 2001. During the first quarter of fiscal 2002, the Company paid cash dividends in the amount of $0.9 million, as compared to $1.3 million in the same period of fiscal 2001.

      The Company used $4.9 million in financing activities in the first quarter of fiscal 2002 as compared to $1.3 million in the same period of fiscal 2001. The change is the net result of the Company's net $4.2 million pay down on its revolving line of credit, partially offset by the difference related to the amount of dividend payments between years.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. Net income will increase when the amortization of goodwill to expense is stopped. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of these two Statements. SFAS No. 142 will be adopted effective July 1, 2002, the beginning of fiscal 2003.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's fiscal 2003 year. The Company is currently evaluating the impact of these two statements, but does not expect any significant impact on its balance sheet or financial condition when they are implemented.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits None
b)	Reports on Form 8-K None

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

October 26, 2001