Form 10-Q
period 2001-12-31
LSI INDUSTRIES INC
filed 2002-02-05
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

YES     X          NO

Common Shares, no par value. Shares outstanding at January 28, 2002: 15,698,347

                               LSI INDUSTRIES INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                     FOR THE QUARTER ENDED DECEMBER 31, 2001
                     ---------------------------------------

                                      INDEX
                                      -----

                                                                       Begins on
                                                                          Page
                                                                       ---------

PART I.  Financial Information

  ITEM 1. Financial Statements

  ITEM 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...................................................11

PART II.  Other Information

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These include, but are not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                Three Months Ended     Six Months Ended
                                    December 31           December 31
                                ------------------    --------------------
(in thousands, except per        2001       2000        2001       2000
 share data)                    -------    -------    --------    --------

Net sales                       $76,694    $59,839    $143,743    $113,448

Cost of products sold            54,954     42,799     102,919      81,009
                                -------    -------    --------    --------

   Gross profit                  21,740     17,040      40,824      32,439

Selling and administrative
  expenses                       14,133     12,186      26,917      23,067
                                -------    -------    --------    --------
   Operating income               7,607      4,854      13,907       9,372

Interest (income)                   (36)      (232)        (48)       (627)

Interest expense                    178        111         426         142

Other (income) expense             --           13        --             7
                                -------    -------    --------    --------
   Income before income taxes     7,465      4,962      13,529       9,850

Income tax expense                2,858      1,934       5,220       3,841
                                -------    -------    --------    --------
   Net income                   $ 4,607    $ 3,028    $  8,309    $  6,009
                                =======    =======    ========    ========

Earnings per common share

   Basic                        $   .29    $   .20    $    .53    $    .39
                                =======    =======    ========    ========
   Diluted                      $   .29    $   .19    $    .52    $    .38
                                =======    =======    ========    ========

Weighted average common
  shares outstanding

   Basic                         15,689     15,456      15,682      15,447
                                =======    =======    ========    ========
   Diluted                       15,994     15,689      15,991      15,674
                                =======    =======    ========    ========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                                     Page 3

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)          December 31,              June 30,
                                                 2001                    2001
ASSETS                                        ------------             ---------

Current Assets
  Cash and cash equivalents                    $    106                 $    340
  Accounts and notes receivable                  47,861                   51,609
  Inventories                                    39,207                   35,079
  Other current assets                            5,587                    4,752
                                               --------                 --------
    Total current assets                         92,761                   91,780

Property, Plant and Equipment, net               46,404                   42,241

Goodwill, net                                    41,396                   41,572

Intangible Assets, net                            5,923                    6,166

Other Assets, net                                 1,275                     --
                                               --------                 --------
                                               $187,759                 $181,759
                                               ========                 ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                        $   --                   $    552
  Current maturities of long-term debt              360                      352
  Accounts payable                               16,698                   15,268
  Accrued expenses                               12,958                   11,760
  Customer prepayments                            3,266                    1,729
                                               --------                 --------
    Total current liabilities                    33,282                   29,661

Long-Term Debt                                   18,462                   23,638

Deferred Income Taxes                             1,885                    1,267

Shareholders' Equity
  Preferred shares, without par value;
    Authorized 1,000,000 shares; none issued       --                       --
  Common shares, without par value;
    Authorized 30,000,000 shares;
    Outstanding 15,696,097 and 15,657,550
      shares, respectively                       51,266                   50,808
  Retained earnings                              82,864                   76,385
                                               --------                 --------
    Total shareholders' equity                  134,130                  127,193
                                               --------                 --------
                                               $187,759                 $181,759
                                               ========                 ========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                                     Page 4

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                            Six Months Ended
                                                            December 31
                                                        --------------------
                                                           2001        2000
Cash Flows from Operating Activities                    --------    --------
  Net income                                            $  8,309    $  6,009
  Non-cash items included in income
    Depreciation and amortization                          3,030       2,527
    Deferred income taxes                                    618          60
    Deferred compensation plan                               133         (82)
    (Gain) loss on disposition of fixed assets              --             7

  Changes in
    Accounts receivable                                    3,748      (2,947)
    Inventories                                           (4,128)     (2,469)
    Accounts payable and other                             2,272       1,256
    Net liabilities from discontinued operations            (709)       (105)
                                                        --------    --------
      Net cash flows from operating activities            13,273       4,256
                                                        --------    --------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment               (6,282)     (3,615)
  Proceeds from sale of fixed assets                        --             5
  Acquisition of business, net of cash received             --       (26,632)
                                                        --------    --------
    Net cash flows from investing activities              (6,282)    (30,242)
                                                        --------    --------
Cash Flows from Financing Activities
  Increase (decrease) of borrowings
    under line of credit                                    (552)      2,886
  Payment of long-term debt                               (5,168)     (2,248)
  Proceeds from issuance of long-term debt                  --         7,000
  Cash dividends paid                                     (1,830)     (2,214)
  Exercise of stock options                                  512         547
  Purchase of treasury shares                               (187)       (213)
                                                        --------    --------
    Net cash flows from financing activities              (7,225)     (5,758)
                                                        --------    --------
Increase (decrease) in cash
  and cash equivalents                                      (234)    (20,228)

Cash and cash equivalents
  at beginning of year                                       340      21,966
                                                        --------    --------
Cash and cash equivalents
  at end of period                                      $    106    $  1,738
                                                        ========    ========

Supplemental Cash Flow Information
  Interest paid                                         $    456    $    146
  Income taxes paid                                     $  4,362    $  3,070

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements

                                     Page 5

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2001, and the results of its operations and its cash flows for the periods ended December 31, 2001 and 2000. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2001 annual report.

NOTE 2:

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has now adopted this accounting standard. The Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of SFAS No. 142, and has determined that it will be adopted on July 1, 2002. Information related to the Company’s goodwill and intangible assets is presented in Note 6.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's fiscal 2003 year. The Company is currently evaluating the impact of these two statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

NOTE 3:

BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt (since the January 1, 2001 acquisition). The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 36% and 37% of net sales concentrated in this market in the three months ended December 31, 2001 and 2000, respectively, and approximately 35% and 37% of net sales concentrated in this market in the six months ended December 31, 2001 and 2000, respectively.

The following information is provided for the following periods:

                                        Three Months Ended    Six Months Ended
                                             December 31         December 31
                                        ------------------   -------------------
                                           2001     2000       2001       2000
                                        --------   -------   --------   --------
    (In thousands)
Net sales:
  Image Segment                          $51,724   $38,140   $ 93,259   $ 72,632
  Commercial/Industrial
     Lighting Segment                     24,970    21,699     50,484     40,816
                                         -------   -------   --------   --------
                                         $76,694   $59,839   $143,743   $113,448
                                         =======   =======   ========   ========

Operating income:
  Image Segment                          $ 6,574   $ 3,998   $ 11,756   $  7,459
  Commercial/Industrial
     Lighting Segment                      1,033       856      2,151      1,913
                                         -------   -------   --------   --------
                                         $ 7,607   $ 4,854   $ 13,907   $  9,372
                                         =======   =======   ========   ========

Capital expenditures:
  Image Segment                          $   889   $   792   $  1,442   $  2,406
  Commercial/Industrial
     Lighting Segment                      4,425       695      4,840      1,209
                                         -------   -------   --------   --------
                                         $ 5,314   $ 1,487   $  6,282   $  3,615
                                         =======   =======   ========   ========

Depreciation and amortization:
  Image Segment                          $   878   $   741   $  1,711   $  1,555
  Commercial/Industrial
     Lighting Segment                        636       530      1,319        972
                                         -------   -------   --------   --------
                                         $ 1,514   $ 1,271   $  3,030   $  2,527

                                       December 31                June 30
                                   --------------------     --------------------
                                    2001         2000         2001        2000
                                   --------    --------     --------    --------
     Identifiable assets:

        Image Segment              $107,057    $ 87,966     $105,072    $ 84,513
        Commercial/Industrial
          Lighting Segment           79,127      73,877       75,416      38,588
                                   --------    --------     --------    --------
                                    186,184     161,843      180,488     123,101
        Corporate                     1,575       3,856        1,271      23,682
                                   --------    --------     --------    --------
                                   $187,759    $165,699     $181,759    $146,783
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

NOTE 4:

SALES TO MAJOR CUSTOMER

The Company’s net sales in the Image Segment to a major customer, Burger King Corporation (and various of its franchisees), represented approximately 13% and 11%, respectively, of consolidated net sales in the three month and six month periods ended December 31, 2001.

NOTE 5:

EARNINGS PER COMMON SHARE

All share and per share data have been restated to reflect the Company’s 3-for-2 stock split which was effective November 29, 2001. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

                                        Three Months Ended   Six Months Ended
                                            December 31        December 31
                                        ------------------  -----------------
                                          2001     2000      2001      2000
                                        -------   --------  -------   -------
BASIC EARNINGS PER SHARE
------------------------

  Net income                            $ 4,607   $ 3,028   $ 8,309   $ 6,009
                                        =======   =======   =======   =======

  Weighted average shares
    outstanding during the period,
    net of treasury shares               15,689    15,456    15,682    15,447
                                        =======   =======   =======   =======

  Basic earnings per share              $   .29   $   .20   $   .53   $   .39
                                        =======   =======   =======   =======

                                        Three Months Ended   Six Months Ended
                                            December 31        December 31
                                        ------------------  -----------------
                                          2001     2000      2001      2000
                                        -------   --------  -------   -------
DILUTED EARNINGS PER SHARE
  Net income                             $ 4,607   $ 3,028  $ 8,309    $ 6,009
                                        =======    =======  =======    =======

  Weighted average shares
    outstanding during the period,
    net of treasury shares               15,689     15,456   15,682     15,447
  Effect of dilutive securities (A):
    Impact of common shares to be
    issued under stock option plans,
    a deferred compensation plan
    and contingently issuable shares        305        233      309        227
                                        -------    -------  -------    -------

  Weighted average shares
    outstanding (B)                      15,994     15,689   15,991     15,674
                                        =======    =======  =======    =======

  Diluted earnings per share            $   .29    $   .19  $   .52    $   .38
                                        =======    =======  =======    =======
(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)

Options to purchase 3,000 common shares and 70,889 common shares during the three month periods ended December 31, 2001 and 2000, respectively, and options to purchase 2,111 common shares and 65,894 common shares during the six month periods ended December 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 6:

ACCOUNTS AND NOTES RECEIVABLE

The Image Segment has certain customers that have some concentration of accounts or notes receivable. As of December 31, 2001, one petroleum / convenience store customer owes the Company a total of $3.6 million, of which $2.4 million is supported by a collateralized note receivable. Scheduled payments to date on this note have been received and the note is scheduled to be collected in full by June 15, 2002. Additionally, as of December 31, 2001, the Company has open accounts receivable as well as dedicated inventory related to Kmart with a total exposure of approximately $1.5 million. The Company believes that to the extent amounts are ultimately not collectible, adequate reserves have been established.

NOTE 7:	INVENTORIES Inventories consist of the following (in thousands):
                                  December 31, 2001        June 30, 2001
                                  -----------------        -------------

 Raw Materials                        $14,725                 $16,485
 Work-in-Process and
    Finished Goods                     24,482                  18,594
                                      -------                 -------
                                      $39,207                 $35,079
                                      =======                 =======

NOTE 8:	GOODWILL AND INTANGIBLE ASSETS The following tables present information about the Company’s Goodwill and Intangible Assets on the dates or for the periods indicated.

(in thousands)      As of December 31, 2001           As of June 30, 2001
                ------------------------------- -------------------------------
               Carrying   Accumulated           Carrying  Accumulated
                Amount   Amortization   Net      Amount   Amortization   Net
               --------  ------------  -------  --------  ------------  -------

Goodwill       $44,913     $3,517      $41,396  $44,421     $2,849      $41,572
               =======     ======      =======  =======     ======      =======

Intangible
   Assets      $ 6,450     $  527      $ 5,923  $ 6,450     $  284      $ 6,166
               =======     ======      =======  =======     ======      =======

                                                 Amortization Expense
                                     ------------------------------------------
                                                     Intangible
                                     Goodwill          Assets             Total
                                     --------        ----------           -----

Three months ended:

   December 31, 2001                    $335             $122              $457
                                        ====             ====              ====

   December 31 2000                     $216             $ --              $216
                                        ====             ====              ====

Six months ended:

   December 31, 2001                    $668             $243              $911
                                        ====             ====              ====

   December 31 2000                     $388             $ --              $388
                                        ====             ====              ====
NOTE 9:

REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of December 31, 2001 the available portion of this line of credit was $33.0 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2002, at which time the Company intends to renew this line of credit. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2004 and that has an annual renewal for the third year of commitment in the third quarter of fiscal 2002. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank's base lending rate, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At December 31, 2001 the average interest rate on borrowings under this revolving line of credit was approximately 2.6%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

Long-term debt:      (In thousands)                 December 31       June 30,
                                                       2001             2001
                                                    -----------       ---------

   Revolving Line of Credit
     (3 year committed line)                          $16,968         $22,552
   Industrial Revenue Development Bond at 4.5%            860             860
   Equipment loans (average rate of 5.9%)                 994           1,130
                                                      -------         -------
                                                       18,822          24,542

   Less notes payable to bank                              --             552
                                                      -------         -------
   Total long-term debt                                18,822          23,990

   Less current maturities of long-term debt              360             352
                                                      -------         -------
   Long-term debt                                     $18,462         $23,638
                                                      =======         =======
NOTE 10:

CASH DIVIDENDS

The Company paid cash dividends of $1,830,000 and $2,214,000 in the six month periods ended December 31, 2001 and 2000, respectively. In January 2002, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $942,000) payable on February 12, 2002 to shareholders of record February 5, 2002.

NOTE 11:

SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 122,463 and 111,392 common shares were held in the Plan as of December 31, 2001 and June 30, 2001, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

Net Sales by Business Segment
(In thousands, unaudited)

                                 Three Months Ended         Six Months Ended
                                     December 31              December 31
                                 ------------------     -----------------------
                                   2001       2000        2001           2000
                                 -------    -------     --------       --------

     Image Segment               $51,724    $38,140     $ 93,259       $ 72,632
     Commercial/ Industrial
       Lighting Segment           24,970     21,699       50,484         40,816
                                 -------    -------     --------       --------

                                 $76,694    $59,839     $143,743       $113,448
                                 =======    =======     ========       ========

Results of Operations

        Results of the Commercial/Industrial Lighting Segment in the first half of fiscal 2002 include the operations of LSI Lightron (acquired November 2000), and results of the Image Segment include the operations of LSI Adapt (acquired January 2001). All share and per share data reflect the 3-for-2 stock split which was effective November 29, 2001.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2000

        Net sales of $76,694,000 in the second quarter of fiscal 2002 increased 28% from fiscal 2001 second quarter net sales of $59,839,000. Commercial / Industrial Lighting Segment net sales increased 15% and Image Segment net sales increased 36% in the second quarter of fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed entirely to the November 2000 acquisition of LSI Lightron (about 24% of net sales of this Segment in the second quarter of FY 2002 versus 9% in the second quarter of FY 2001). Excluding the acquisition of LSI Lightron, net sales in this segment decreased approximately 3% due primarily to economic softness in the industry. The increase in Image Segment net sales is primarily attributed to three factors. First is the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 6% of Image Segment net sales. Second is the volume gain in menu board systems resulting from the beginning of a roll out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented approximately 13% of total net sales and 20% of Image Segment net sales in the second quarter of fiscal 2002. Third is an increase in graphics business related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 36% and 37% of total net sales in the second quarters of fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 26% in the second quarter of fiscal 2002 as compared to the same period last year. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in the second quarter of fiscal 2002 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $21,740,000 in the second quarter of fiscal 2002 increased 28% from last year’s gross profit of $17,040,000. The increase in amount of gross profit is due primarily to the 28% increase in net sales. Selling and administrative expenses increased 16% to $14,133,000 from $12,186,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt, by an increased provision for uncollectible accounts receivable, and by the increase in net sales. As a percentage of net sales, selling and administrative expenses were at 18.4% in the second quarter of fiscal 2002 as compared to 20.4% in the prior year due to lower selling costs associated with the Burger King menu board program. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $173,000 ($0.01 per share, diluted) in the second quarter of fiscal 2002 as compared to $522,000 ($0.02 per share, diluted) in the same period of fiscal 2001. Expenditures are expected to continue through fiscal 2003.

        The Company reported net interest expense of $142,000 in the second quarter of fiscal 2002 as compared to net interest income of $121,000 in the same period of fiscal 2001. The change between years is primarily reflective of the Company being in a net borrowing position since November 2000 and in a net cash investment position prior to that date. The Company’s effective tax rate of 38.3% was lower than the first quarter of fiscal 2002 and lower than the second quarter of last year (both about 39%). The effective tax rate for fiscal year 2001 was 38.8%, and the fiscal 2002 effective tax rate is expected to be about the same.

        Net income of $4,607,000 ($0.29 per share) in the second quarter of fiscal 2002 increased 52% from last year’s second quarter net income of $3,028,000 ($0.19 per share). The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, net interest expense and income taxes. Diluted earnings per share of $0.29 in the second quarter of fiscal 2002 increased 53% from $0.19 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 15,994,000 shares from 15,689,000 shares in 2001 as a result of common shares issued both for the exercise of stock options and for an acquisition during fiscal 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 2000

        Net sales of $143,743,000 in the second quarter of fiscal 2002 increased 27% from fiscal 2001 second quarter net sales of $113,448,000. Commercial / Industrial Lighting Segment net sales increased 24% and Image Segment net sales increased 28% in the first half of fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed entirely to the November 2000 acquisition of LSI Lightron (about 23% of net sales of this Segment in the first half of FY 2002 versus 5% in the first half of FY 2001). Excluding the acquisition of LSI Lightron, net sales in this segment increased less than 1% due primarily to economic softness in the industry. The increase in Image Segment net sales is primarily attributed to three factors. First is the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 5% of Image Segment net sales. Second is the volume gain in menu board systems resulting from the beginning of a roll out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented approximately 11% of total net sales and 17% of Image Segment net sales in the first half of fiscal 2002. Third is an increase in graphics business related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 37% of total net sales in the first half of both fiscal 2002 and fiscal 2001. Sales to this market increased 19% in the first half of fiscal 2002 as compared to the same period last year. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in the first half of fiscal 2002 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $40,824,000 in the first half of fiscal 2002 increased 26% from last year’s gross profit of $32,439,000. The increase in amount of gross profit is due primarily to the 27% increase in net sales. Selling and administrative expenses increased 17% to $26,917,000 from $23,067,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt, by an increased provision for uncollectible accounts receivable, and by the increase in net sales. As a percentage of net sales, selling and administrative expenses were at 18.7% in the first half of fiscal 2002 as compared to 20.3% in the prior year due to lower selling costs associated with the Burger King menu board program. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $307,000 ($0.01 per share, diluted) in the second quarter of fiscal 2002 as compared to $702,000 ($0.03 per share, diluted) in the same period of fiscal 2001. Expenditures are expected to continue through fiscal 2003.

        The Company reported net interest expense of $378,000 in the first half of fiscal 2002 as compared to net interest income of $485,000 in the same period of fiscal 2001. The change between years is primarily reflective of the Company being in a net borrowing position since November 2000 and in a net cash investment position prior to that date. The Company’s effective tax rate of 38.6% was lower than the first quarter of fiscal 2002 and lower than the first half of last year (both about 39%). The effective tax rate for fiscal year 2001 was 38.8%, and the fiscal 2002 effective tax rate is expected to be about the same.

        Net income of $8,309,000 ($0.52 per share) in the first half of fiscal 2002 increased 38% from last year’s first half net income of $6,009,000 ($0.38 per share). The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, net interest expense and income taxes. Diluted earnings per share of $0.52 in the first half of fiscal 2002 increased 37% from $0.38 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 15,991,000 shares from 15,674,000 shares in 2001 as a result of common shares issued both for the exercise of stock options and for an acquisition during fiscal 2001.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At December 31, 2001 the Company had working capital of $59.5 million, compared to $62.1 million at June 30, 2001. The ratio of current assets to current liabilities decreased to 2.79 to 1 from 3.09 to 1. The decreased working capital is primarily attributed to decreased cash and cash equivalents, decreased accounts receivables, and increased accounts payable and accrued expenses, partially offset by increased inventories and other current assets.

        The Company generated $13.3 million of cash from operating activities in the first half of fiscal 2002 as compared to $4.3 million in the same period of fiscal 2001. The increase in net cash flows from operating activities in fiscal 2002 is primarily the net result of increased net income, a reduction in accounts receivable, increased accounts payable and accrued expenses, and increased amortization expense, partially offset by increased inventories and increased payments of liabilities from discontinued operations.

        As of December 31, 2001, the Company’s days sales outstanding were at approximately 66 days, decreased from 73 days at June 30, 2001 and 70 days at September 30, 2001. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account was converted into a collateralized note receivable during the second quarter, with the balance of the note down to $2.4 million as of December 31, 2001. This note has increasing semi-monthly scheduled payments and is to be paid in full by June 15, 2002. The Company also has unsecured accounts receivable as well as dedicated inventory from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002, with a total exposure of approximately $1.5 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. However, the Company believes that the receivables discussed above are ultimately collectible, net of certain amounts reserved for, and that aggregate allowances for doubtful accounts are adequate.

        In addition to cash generated from operations, the Company’s primary source of liquidity continues to be its line of credit. The Company has an unsecured $50 million revolving line of credit with its bank group. As of January 29, 2002 there was approximately $35.8 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2004 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2002, at which time the Company intends to renew this line of credit. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2002 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants. Capital expenditures of $6.3 million in the first half of fiscal 2002 compare to $3.6 million in the same period of fiscal 2001. The primary cause of the increased spending is the new 192,000 square foot manufacturing facility currently under construction in New Windsor, New York for LSI Lightron. Capital expenditures totaling approximately $12 million are planned for fiscal 2002, exclusive of business acquisitions.

        On January 21, 2002 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $942,000), to be paid February 12, 2002 to shareholders of record on February 5, 2002. During the first half of fiscal 2002, the Company paid cash dividends in the amount of $1.8 million, as compared to $2.2 million in the same period of fiscal 2001.

        The Company used $7.2 million in financing activities in the first half of fiscal 2002 as compared to a generation of $5.8 million in the same period of fiscal 2001. The change is the net result of the Company’s net $5.7 million pay down on funded debt in the first half of fiscal 2002 as compared to a net borrowing of $7.6 million of funded debt last year in the first half, partially offset by the difference in amount of dividend payments between years.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. Net income will increase when the amortization of goodwill to expense is stopped. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of SFAS No. 142, which will be adopted effective July 1, 2002, the beginning of fiscal 2003.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's fiscal 2003 year. The Company is currently evaluating the impact of these two statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     At the Company’s Annual Meeting of Shareholders held November 15, 2001, the following actions were taken by shareholders:

4.1	All persons nominated as Class A Directors were elected with the votes for each person being:

Name Michael J. Burke Dennis B. Meyer Robert J. Ready	Shares For 8,384,868.688 8,404,547.688 7,591,814.688	Shares - Withheld Authority 449,209.329 429,530.329 1,242,263.329	Shares Abstained N/A N/A N/A

4.2	Ratification of the appointment of Arthur Andersen LLP as independent public accountants for fiscal 2002.

Shares For 8,823,275.847	Shares Against 7,508.000	Shares Abstained 3,294.170	Broker Non-Votes N/A

4.3	Amendment of the LSI Industries Inc. 1995 Stock Option Plan.

Shares For 7,267,275.221	Shares Against 1,551,280.595	Shares Abstained 15,522.201	Broker Non-Votes N/A

4.4	Amendment of the LSI Industries Inc. 1995 Directors' Stock Option Plan.

Shares For 7,300,808.221	Shares Against 1,513,579.595	Shares Abstained 19,690.201	Broker Non-Votes N/A

PART II.   OTHER INFORMATION

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

January 29, 2002