Form 10-Q
period 2002-03-31
LSI INDUSTRIES INC
filed 2002-05-02
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

YES     X          NO

Common Shares, no par value. Shares outstanding at May 1, 2002: 15,779,123

LSI INDUSTRIES INC.
FORM 10-Q"
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX
                                                                       Begins on
                                                                          Page
                                                                       ---------
PART I.  Financial Information

       ITEM 1. Financial Statements

       ITEM 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations.............................................. 11

PART II.  Other Information

       ITEM 6.  Exhibits and Reports on Form 8-K............................ 16

Signatures      ............................................................ 17
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                Three Months Ended        Nine Months Ended
                                     March 31                 March 31
                             ----------------------    ----------------------
(in thousands, except per       2002         2001         2002         2001
 share data)                 ---------    ---------    ---------    ---------

Net sales                    $  58,261    $  53,935    $ 202,004    $ 167,383

Cost of products sold           42,364       39,960      145,283      120,969
                             ---------    ---------    ---------    ---------
     Gross profit               15,897       13,975       56,721       46,414

Selling and administrative
  expenses                      11,558       11,801       38,475       34,868
                             ---------    ---------    ---------    ---------
     Operating income            4,339        2,174       18,246       11,546

Interest (income)                   (2)          (4)         (50)        (631)

Interest expense                    70          203          496          345

Other (income) expense            --            (74)        --            (67)
                             ---------    ---------    ---------    ---------
     Income before
       income taxes              4,271        2,049       17,800       11,899

Income tax expense               1,722          824        6,942        4,665
                             ---------    ---------    ---------    ---------
     Net income              $   2,549    $   1,225    $  10,858    $   7,234
                             =========    =========    =========    =========

Earnings per common
  share

     Basic                   $     .16     $    .08    $     .69    $     .47
                             =========    =========    =========    =========
     Diluted                 $     .16     $    .08    $     .68    $     .46
                             =========    =========    =========    =========

Weighted average common
  shares outstanding

     Basic                      15,717       15,611       15,694       15,501
                             =========    =========    =========    =========
     Diluted                    16,085       15,845       16,021       15,735
                             =========    =========    =========    =========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)                March 31,           June 30,
                                                      2002                2001
ASSETS                                              ---------           --------

Current Assets
     Cash and cash equivalents                      $    125            $    340
     Accounts and notes receivable                    42,480              51,609
     Inventories                                      40,201              35,079
     Other current assets                              4,546               4,752
                                                    --------            --------
         Total current assets                         87,352              91,780

Property, Plant and Equipment, net                    49,810              42,241

Goodwill, net                                         41,061              41,572

Intangible Assets, net                                 5,800               6,166

Other Assets, net                                      1,275                  --
                                                    --------            --------
                                                    $185,298            $181,759
                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to bank                          $   --              $    552
     Current maturities of long-term debt                362                 352
     Accounts payable                                 13,777              15,268
     Accrued expenses                                 14,133              11,760
     Customer prepayments                              1,892               1,729
                                                    --------            --------
         Total current liabilities                    30,164              29,661

Long-Term Debt                                        16,701              23,638

Deferred Income Taxes                                  1,915               1,267

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued        --                   --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 15,773,495 and 15,657,550
            shares, respectively                      52,048              50,808
     Retained earnings                                84,470              76,385
                                                    --------            --------
         Total shareholders' equity                  136,518             127,193
                                                    --------            --------
                                                    $185,298            $181,759
                                                    ========            ========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)                                              Nine Months Ended
                                                                 March 31
                                                           ---------------------
                                                             2002         2001
                                                           --------    ---------
Cash Flows from Operating Activities
  Net income                                               $ 10,858    $  7,234
  Non-cash items included in income
    Depreciation and amortization                             4,531       4,002
    Deferred income taxes                                       648          90
    Deferred compensation plan                                  158         (11)
    (Gain) loss on disposition of fixed assets                 --           (67)

  Changes in
    Accounts receivable                                       9,129         533
    Inventories                                              (5,122)     (5,145)
    Accounts payable and other                                  195      (1,867)
    Net liabilities from discontinued operations               (711)     (1,762)
                                                           --------    ---------
      Net cash flows from operating activities               19,686       3,007
                                                           --------    ---------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment                 (10,733)     (4,988)
  Proceeds from sale of fixed assets                              2         155
  Acquisition of business, net of cash received                --       (28,573)
                                                           --------    ---------
      Net cash flows from investing activities              (10,731)    (33,406)
                                                           --------    ---------
Cash Flows from Financing Activities
  Increase (decrease) of borrowings under line of credit       (552)      8,003
  Payment of long-term debt                                  (6,927)     (2,386)
  Proceeds from issuance of long-term debt                     --         7,000
  Cash dividends paid                                        (2,773)     (3,099)
  Exercise of stock options                                   1,273         627
  Purchase of treasury shares                                  (191)       (232)
                                                           --------    ---------
      Net cash flows from financing activities               (9,170)      9,913
                                                           --------    ---------
Increase (decrease) in cash
   and cash equivalents                                        (215)    (20,486)

Cash and cash equivalents
   at beginning of year                                         340      21,966
                                                           --------    ---------
Cash and cash equivalents
   at end of period                                        $    125    $  1,480
                                                           ========    ========

Supplemental Cash Flow Information
  Interest paid                                            $    570    $    344
  Income taxes paid                                        $  4,640    $  4,367

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:      INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2002, and the results of its operations and its cash flows for the periods ended March 31, 2002 and 2001. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2001 annual report.

NOTE 2:       RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company has now adopted this accounting standard. The Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of SFAS No. 142, and has determined that it will be adopted on July 1, 2002. Information related to the Company’s goodwill and intangible assets is presented in Note 7.

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

NOTE 3:      BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt (since the January 1, 2001 acquisition). The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 36% and 35% of net sales concentrated in this market in the three months ended March 31, 2002 and 2001, respectively, and approximately 35% and 37% of net sales concentrated in this market in the nine months ended March 31, 2002 and 2001, respectively.

The following information is provided for the following periods:

                                  Three Months Ended         Nine Months Ended
                                       March 31                   March 31
                                 ---------------------    ----------------------
                                   2002         2001         2002        2001
  (In thousands)                 ---------   ---------    ---------   ----------
Net sales:
   Image Segment                 $  36,820   $  32,890    $ 130,079   $ 105,522
   Commercial/Industrial
     Lighting Segment               21,441      21,045       71,925      61,861
                                 ---------   ---------    ---------   ---------
                                 $  58,261   $  53,935    $ 202,004   $ 167,383
                                 =========   =========    =========   =========

Operating income:
   Image Segment                 $   3,753   $   2,207    $  15,508   $   9,666
   Commercial/Industrial
     Lighting Segment                  586         (33)       2,738       1,880
                                 ---------   ---------    ---------   ---------
                                 $   4,339   $   2,174    $  18,246   $  11,546
                                 =========   =========    =========   =========
Capital expenditures:
   Image Segment                 $   1,291   $     814    $   2,734   $   3,220
   Commercial/Industrial
     Lighting Segment                3,160         559        7,999       1,768
                                 ---------   ---------    ---------   ---------
                                 $   4,451   $   1,373    $  10,733   $   4,988
                                 =========   =========    =========   =========
Depreciation and amortization:
   Image Segment                 $     860   $     852    $   2,571   $   2,407
   Commercial/Industrial
     Lighting Segment                  641         623        1,960       1,595
                                 ---------   ---------    ---------   ---------
                                 $   1,501   $   1,475    $   4,531   $   4,002
                                 =========   =========    =========   =========

                                       March 31                   June 30
                                 ---------------------    ---------------------
                                   2002         2001          2001       2000
     Identifiable assets:        --------    ---------    ---------   ---------

        Image Segment            $102,693    $  93,855     $105,072   $  84,513
        Commercial/Industrial
           Lighting Segment        81,771       72,107       75,416      38,588
                                  184,464      165,962      180,488     123,101
        Corporate                     834        2,763        1,271      23,682
                                 ---------   ---------    ---------   ---------
                                 $185,298     $168,725     $181,759    $146,783
                                 =========   =========    =========   =========
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

NOTE 4:      EARNINGS PER COMMON SHARE

All share and per share data have been restated to reflect the Company’s 3-for-2 stock split which was effective November 29, 2001. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

                                     Three Months Ended        Nine Months Ended
                                           March 31                 March 31
                                     --------------------      -----------------
                                       2002         2001         2002     2001
BASIC EARNINGS PER SHARE             -------      -------      -------   -------

        Net income                   $ 2,549      $ 1,225      $10,858   $ 7,234
                                     =======      =======      =======   =======
        Weighted average shares
          outstanding during the
          period, net of treasury
          shares                      15,717       15,611       15,694    15,501
                                     =======      =======      =======   =======
        Basic earnings per share     $   .16      $   .08      $   .69   $   .47
                                     =======      =======      =======   =======

                                           Three Months Ended  Nine Months Ended
                                               March 31            March 31
                                           ------------------  -----------------
                                             2002      2001      2002     2001
DILUTED EARNINGS PER SHARE                 -------   --------  -------   -------
Net income                                 $ 2,549   $ 1,225   $10,858   $ 7,234
                                           =======   =======   =======   =======

Weighted average shares
    outstanding during the period,
    net of treasury shares                  15,717    15,611    15,694    15,501
Effect of dilutive securities (A):
    Impact of common shares to be
    issued under stock option plans,
    a deferred compensation plan
    and contingently issuable shares           368       234       327       234

Weighted average shares
    outstanding (B)                         16,085    15,845    16,021    15,735
                                            ======    ======    ======    ======

     Diluted earnings per share             $  .16   $   .08   $   .68   $   .46
(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 344 common shares and 83,651 common shares during the three month periods ended March 31, 2002 and 2001, respectively, and options to purchase 1,417 common shares and 71,789 common shares during the nine month periods ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:      ACCOUNTS AND NOTES RECEIVABLE

The Image Segment has certain customers that have some concentration of accounts or notes receivable. As of March 31, 2002, one petroleum / convenience store customer owes the Company a total of $3.2 million, of which $2.3 million is supported by a collateralized note receivable. Payments on this note have been received and the note becomes due in full by June 15, 2002. Additionally, as of March 31, 2002, the Company has open accounts receivable as well as dedicated inventory related to Kmart with a total exposure of approximately $1.7 million. The Company believes that to the extent amounts are ultimately not collectible, adequate reserves have been established.

NOTE 6:      INVENTORIES

        Inventories consist of the following (in thousands):

                                             March 31, 2002       June 30, 2001
                                             --------------       -------------
          Raw Materials                        $14,342                $16,485
          Work-in-Process and
            Finished Goods                      25,859                 18,594
                                               $40,201                $35,079

NOTE 7:     GOODWILL AND INTANGIBLE ASSETS

The following tables present information about the Company’s Goodwill and Intangible Assets on the dates or for the periods indicated.

(in thousands)
                  As of March 31, 2002             As of June 30, 2001
             -------------------------------  --------------------------------
             Carrying  Accumulated            Carrying  Accumulated
              Amount   Amortization     Net    Amount   Amortization     Net
             --------  ------------  -------  --------  ------------  --------
Goodwill     $44,913     $ 3,852     $41,061   $44,421     $ 2,849     $41,572
             =======     =======     =======   =======     =======     =======

Intangible
   Assets    $ 6,450     $   650     $ 5,800   $ 6,450     $   284     $ 6,166
             =======     =======     =======   =======     =======     =======

                                              Amortization Expense
                                     ----------------------------------------
                                                   Intangible
                                     Goodwill        Assets            Total
                                     --------      ----------         -------
         Three months ended:

            March 31, 2002           $   335        $   123           $   458
                                     =======        =======           =======

            March 31, 2001           $   347        $    --           $   347
                                     =======        =======           =======
         Nine months ended:

            March 31, 2002           $ 1,003        $   366           $ 1,369
                                     =======        =======           =======
            March 31, 2001           $   735        $    --           $   735
                                     =======        =======           =======
NOTE 8:      REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of March 31, 2002 the available portion of this line of credit was $34.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2003. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2005 and that has an annual renewal for the third year of commitment in the third quarter of fiscal 2003. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank's base lending rate, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At March 31, 2002 the average interest rate on borrowings under this revolving line of credit was approximately 2.4%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

         Long-term debt:                     (In thousands)

                                                             March 31,  June 30,
                                                                2002      2001
                                                             ---------  --------
          Revolving Line of Credit (3 year committed line)    $15,372    $22,552
          Industrial Revenue Development Bond at 4.5%             780        860
          Equipment loans (average rate of 5.9%)                  911      1,130
                                                               17,063     24,542

          Less notes payable to bank                               --        552
          Total long-term debt                                 17,063     23,990

          Less current maturities of long-term debt               362        352
          Long-term debt                                      $16,701    $23,638
NOTE 9:      CASH DIVIDENDS

The Company paid cash dividends of $2,773,000 and $3,099,000 in the nine month periods ended March 31, 2002 and 2001, respectively. In April 2002, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $946,000) payable on May 14, 2002 to shareholders of record May 7, 2002.

NOTE 10:      SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 120,821 and 111,392 common shares were held in the Plan as of March 31, 2002 and June 30, 2001, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Sales by Business Segment
   (In thousands, unaudited)
                            Three Months Ended         Nine Months Ended
                                 March 31                   March 31
                          -----------------------     ----------------------
                            2002          2001         2002           2001
                          --------       --------     --------      --------
Image Segment              $36,820       $ 32,890     $130,079      $105,522
Commercial / Industrial
  Lighting Segment          21,441         21,045       71,925        61,861
                          --------       --------     --------      --------
                          $ 58,261       $ 53,935     $202,004      $167,383
                          ========       ========     ========      ========
Results of Operations

        Results of the Commercial / Industrial Lighting Segment in fiscal 2002 and in several months of fiscal 2001 include the operations of LSI Lightron (acquired November 2000), and results of the Image Segment include the operations of LSI Adapt (acquired January 2001). All share and per share data reflect the 3-for-2 stock split which was effective November 29, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        Net sales of $58,261,000 in the third quarter of fiscal 2002 increased 8% from fiscal 2001 third quarter net sales of $53,935,000. Commercial / Industrial Lighting Segment net sales increased 2% and Image Segment net sales increased 12% in the third quarter of fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the Company’s participation in a new store program of a national retailer, partially offset by economic softness in the commercial / industrial market. The increase in Image Segment net sales is primarily attributed to two areas of strength, partially offset by general softness in the petroleum / convenience store market. First is the volume gain in menu board systems and related installation revenue resulting from the roll out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented the single largest program in the Company’s fiscal 2002 third quarter. Second is an increase in graphics business and related installation revenue related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 36% and 35% of total net sales in the third quarters of fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 10% in the third quarter of fiscal 2002 as compared to the same period last year. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in the third quarter of fiscal 2002 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $15,897,000 in the third quarter of fiscal 2002 increased 14% from last year’s gross profit of $13,975,000. The increase in amount of gross profit is due primarily to the 8% increase in net sales and to cost efficiencies in manufacturing overhead. Selling and administrative expenses decreased 2% to $11,558,000 from $11,801,000, notwithstanding the 8% increase in net sales. The decrease was primarily attributed to the increased sales volume of menu board systems, which have lower selling costs than the Company’s other products and programs, and to the positive effects of cost containment programs. As a percentage of net sales, selling and administrative expenses were at 19.8% in the third quarter of fiscal 2002 as compared to 21.9% in the same period last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $203,000 ($0.01 per share, diluted) in the third quarter of fiscal 2002, with a similar amount and earnings per share effect in the same period of fiscal 2001. Expenditures are expected to continue through calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported net interest expense of $68,000 in the third quarter of fiscal 2002 as compared to net interest expense of $199,000 in the same period of fiscal 2001. The change between years is primarily reflective of reduced interest rates and fiscal 2002 capitalization of $30,000 of interest expense associated with construction of a manufacturing facility, partially offset by increased borrowings. The Company’s effective tax rate of 40.3% was slightly higher than the third quarter of last year (40.2%). The effective tax rate for fiscal year 2001 was 38.8%, and the fiscal 2002 effective tax rate is expected to be about 39%.

        Net income of $2,549,000 ($0.16 per share) in the third quarter of fiscal 2002 increased 108% from last year’s third quarter net income of $1,225,000 ($0.08 per share). The increase is primarily the result of increased gross profit from increased sales, decreased operating expenses, and decreased net interest expense, partially offset by increased income taxes. Diluted earnings per share of $0.16 in the third quarter of fiscal 2002 increased 100% from $0.08 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 16,085,000 shares from 15,845,000 shares in 2001 as a result of common shares issued both for the exercise of stock options and for an acquisition during fiscal 2001.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        Net sales of $202,004,000 in the first nine months of fiscal 2002 increased 21% from fiscal 2001 nine month net sales of $167,383,000. Commercial / Industrial Lighting Segment net sales increased 16% and Image Segment net sales increased 23% in the first nine months of fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed primarily to the November 2000 acquisition of LSI Lightron (about 21% of net sales of this Segment in the first nine months of FY 2002 versus 11% in the same period of FY 2001). Excluding the effects of the acquisition of LSI Lightron, net sales in this segment increased approximately 3% year over year for the nine month period, primarily on the strength of a new store lighting program for a national retailer. The increase in Image Segment net sales is primarily attributed to three factors. First is the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 6% of Image Segment net sales in the first nine months of fiscal 2002 versus 1% in the same period last year. Second is the volume gain in menu board systems and related installation revenue resulting from the roll out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented the Company’s single largest program in the first nine months fiscal 2002. Third is an increase in graphics business and related installation revenue related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 35% of total net sales in the first nine months of fiscal 2002 as compared to 37% in the same period of fiscal 2001. Sales to this market increased 16% in the first nine months of fiscal 2002 as compared to the same period last year. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in the first half of fiscal 2002 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $56,721,000 in the first nine months of fiscal 2002 increased 22% from last year’s gross profit of $46,414,000. The increase in amount of gross profit is due primarily to the 21% increase in net sales and to cost efficiencies in manufacturing overhead. Selling and administrative expenses increased 10% to $38,475,000 from $34,868,000. The increase was caused primarily by the additions of LSI Lightron and LSI Adapt, by an increased provision for uncollectible accounts receivable, and by the increase in net sales, partially offset by the increased sales volume of menu board systems, which have lower selling costs than the Company’s other products and programs, and by the positive effects of cost containment programs. As a percentage of net sales, selling and administrative expenses were at 19.0% in the first nine months of fiscal 2002 as compared to 20.8% in the same period of the prior year. The Company continued the task of converting its business operating software and systems company-wide. Total implementation costs expensed were $510,000 ($0.02 per share, diluted) in the first nine months fiscal 2002 as compared to $971,000 ($0.04 per share, diluted) in the same period of fiscal 2001. Expenditures are expected to continue through calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported net interest expense of $446,000 in the first nine months of fiscal 2002 as compared to net interest income of $286,000 in the same period of fiscal 2001. The change between years is primarily reflective of the Company being in a net borrowing position since November 2000 and in a net cash investment position prior to that date, partially offset by reduced interest rates and fiscal 2002 capitalization of $43,000 of interest expense associated with construction of a manufacturing facility. The Company’s effective tax rate of 39.0% was slightly lower than the first nine months of last year (39.2%). The effective tax rate for fiscal year 2001 was 38.8%, and the fiscal 2002 effective tax rate is expected to be about 39%.

        Net income of $10,858,000 ($0.68 per share) in the first nine months of fiscal 2002 increased 50% from last year’s nine month net income of $7,234,000 ($0.46 per share). The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, net interest expense and increased income taxes. Diluted earnings per share of $0.68 in the first nine months of fiscal 2002 increased 48% from $0.46 per share reported in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 16,021,000 shares from 15,735,000 shares in 2001 as a result of common shares issued both for the exercise of stock options and for an acquisition during fiscal 2001.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At March 31, 2002 the Company had working capital of $57.2 million, compared to $62.1 million at June 30, 2001. The ratio of current assets to current liabilities decreased to 2.90 to 1 from 3.09 to 1. The decreased working capital is primarily attributed to decreased accounts receivables, and increased accrued expenses, partially offset by increased inventories and other current assets, and decreased accounts payable. The reduction in accounts receivable is attributed to lower seasonal net sales in the Company’s third quarter and to a reduction in the days sales outstanding.

        The Company generated $19.7 million of cash from operating activities in the first nine months of fiscal 2002 as compared to $3.0 million in the same period of fiscal 2001. The increase in net cash flows from operating activities in fiscal 2002 is primarily the net result of increased net income, more reduction in accounts receivable, increased accrued expenses, and increased depreciation and amortization expense, partially offset by decreased accounts payable and decreased payments of liabilities from discontinued operations.

        As of March 31, 2002, the Company’s days sales outstanding were at approximately 69 days, decreased from 73 days at June 30, 2001. Net accounts and notes receivables were $42.5 million and $51.6 million at March 31, 2002 and June 30, 2001, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during the second quarter, with the balance of the note down to $2.3 million and the unsecured receivable at $0.9 million as of March 31, 2002. This note has increasing semi-monthly scheduled payments and is to be paid in full by June 15, 2002. This customer continues to make payments on the note, but is behind as compared to scheduled payments. A second customer in the petroleum / convenience store market owes the Company approximately $3.6 million that is significantly past due. The Company expects this account to be paid to current status in the fourth fiscal quarter. The Company also has unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure is approximately $1.7 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. The three customers above represent approximately 17% of the Company’s total net accounts and notes receivable. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        In addition to cash generated from operations, the Company’s primary source of liquidity continues to be its line of credit. The Company has an unsecured $50 million revolving line of credit with its bank group. This line of credit was renewed in the third quarter under the same terms and conditions. As of April 26, 2002 there was approximately $33.0 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2005 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2003, at which time the Company intends to renew this line of credit. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2002 and 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $10.7 million in the first nine months of fiscal 2002 compare to $5.0 million in the same period of fiscal 2001. The primary cause of the increased spending is the new 192,000 square foot manufacturing facility currently under construction in New Windsor, New York for LSI Lightron. Capital expenditures in fiscal 2002 are expected to be approximately $15 million, exclusive of business acquisitions.

        The Company used $9.2 million in financing activities in the first half of fiscal 2002 as compared to a generation of $9.9 million in the same period of fiscal 2001. The change is the net result of a net $7.5 million pay down of funded debt in the first nine months of fiscal 2002 as compared to a net borrowing of $12.6 million of funded debt last year, and the difference between years in the amount of both dividend payments and stock options exercised.

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so into fiscal 2004. A certain portion of the $5.9 million software expenditures that are capitalized to date are being depreciated by the companies who are currently using the software to run their business. More of this capitalized asset will be depreciated as additional companies implement this software, with scheduled full write-off to occur in fiscal 2008. Some additional capitalization of software development is expected.

        On April 22, 2002 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $946,000), payable May 14, 2002 to shareholders of record on May 7, 2002. During the first nine months of fiscal 2002, the Company paid cash dividends in the amount of $2.8 million, as compared to $3.1 million in the same period of fiscal 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. Goodwill amortization expense will be reduced to zero in fiscal 2003 when SFAS No. 142 is adopted. The Company is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of SFAS No. 142, which will be adopted effective July 1, 2002, the beginning of fiscal 2003.

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

May 2, 2002