Form 10-K
period 2002-06-30
LSI INDUSTRIES INC
filed 2002-09-26
CIK 763532

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
      ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                                  Common Shares
                                 (No par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No____
     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 4, 2002 was approximately $145,874,000, based on a closing price of $10.00. At September 4, 2002 there were 15,765,705 shares of no par value Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement filed with the Commission for its 2001 annual meeting are incorporated by reference in Part III, as specified.

                               LSI INDUSTRIES INC.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                   Begins on
                                                                                     Page
                                                                                     ----
                                     PART I

ITEM 1.   BUSINESS ...............................................................     1
ITEM 2.   PROPERTIES .............................................................     3
ITEM 3.   LEGAL PROCEEDINGS ......................................................     4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ..........................................................     4

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED SHAREHOLDERS' MATTERS ....................................     4
ITEM 6.   SELECTED FINANCIAL DATA ................................................     5
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ..............................     5
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............     5
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................     5
ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE .............................................     6

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................     6
ITEM 11.  EXECUTIVE COMPENSATION .................................................     6
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT ...................................................     6
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................     6

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K ........................................................     7
SIGNATURES .......................................................................     9

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER         10


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

This Form 10-K contains forward-looking statements regarding the earnings and projected business, among other things. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

       The Company's two business segments are the Image Segment and the Commercial / Industrial Lighting Segment. Net sales by segment are as follows (in thousands):

                                         2002          2001          2000
                                         ----          ----          ----

       Image Segment                   $164,405      $147,021      $159,257
       Commercial / Industrial
         Lighting Segment                94,856        86,919        80,725
                                       --------      --------      --------
              Total Net Sales          $259,261      $233,940      $239,982
                                       ========      ========      ========

       The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, SGI Integrated Graphic Systems, Grady McCauley, LSI Retail Graphics and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, Courtsider Sports Lighting, Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company's most significant market is the petroleum / convenience store market with approximately 34%, 35% and 38% of net sales concentrated in this market in the fiscal years ended June 30, 2002, 2001, and 2000, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-17 of this Form 10-K for additional information on business segments.

       The increase in Image Segment net sales is the net result of several factors. The Company participated (products and installation) in two image conversion programs, one significant in sales volume, of major oil companies. These programs were strong in the first half of the fiscal year, but were stopped by the customers in the fourth quarter. The Company believes that this slow down is temporary and that the re-imaging programs will start back up in the second half of fiscal 2003. Another element of the Image Segment increase was net sales of menu board systems, related installation, and lighting fixtures to Burger King and various of its franchisees. This program exceeded $23 million in fiscal 2002 and is expected to run at a strong, but somewhat lower pace in the first half of fiscal 2003 as the program in North America concludes. These increased net sales of the Image Segment were partially offset by general softness in the petroleum / convenience store market, the Company's largest niche market.

       The increase in net sales of the Commercial / Industrial Lighting Segment is primarily related to the Company's participation in a new store program of a national retailer, and to a full year of sales of LSI Lightron versus only seven months last year. General economic softness in the commercial / industrial market was present in fiscal 2002 and did impact sales in this Segment.

       The Company believes that it is a low-cost producer for its types of products, and as such, is in a position to promote its product lines with substantial marketing and sales activities. The Company is not dependent on any one supplier for any of its component parts.

       The Company's sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. The Company had a backlog of orders, believed by it to be firm, of $18.8 million and $29.1 million at June 30, 2002 and 2001, respectively. All orders are believed to be shippable within twelve months.

       The Company has approximately 1,500 full-time and 50 temporary employees as of June 30, 2002. The Company has a comprehensive compensation and benefit program for most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

       The Company sells its products primarily throughout the United States and Canada.

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

ITEM 2.  PROPERTIES

       The Company has sixteen facilities:

         Description                                 Size                        Location               Status
         -----------                                 ----                        --------               ------

    1)   LSI Industries Corporate           243,000 sq. ft.,               Cincinnati, OH               Owned
         Headquarters, and                  (includes 66,000
         lighting fixture and               sq. ft. of office
         graphics manufacturing             space)

    2)   LSI Industries pole                122,000 sq. ft.                Cincinnati, OH               Owned
         manufacturing and dry
         powder-coat painting

    3)   LSI Metal Fabrication              96,000 sq. ft.                 Independence, KY             Owned
         and LSI Images manu-               (includes 5,000
         facturing and dry                  sq. ft. of office
         powder-coat painting               space)

    4)   SGI Integrated Graphic             210,000 sq. ft.                Houston, TX                  Leased
         Systems office; screen             (includes 34,000
         printing manufacturing;            sq. ft. of office space)
         and architectural graphics
         manufacturing


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

    10)  LSI Lightron office                179,000 sq. ft. (includes      New Windsor, NY              Owned*
         and manufacturing                  12,000 sq. ft. of office
                                            space and 7,000 sq. ft.
                                            of leased warehouse space)

    11)  LSI West Coast                     25,000 sq. ft.                 Anaheim, CA                  Leased
         Distribution Center

    12)  LSI Adapt offices                  12,000 sq. ft.                 Westlake, OH                 Leased
                                                                           Atlanta, GA                  Leased
                                                                           Seattle, WA                  Leased
                                                                           Portland, OR                 Leased
                                                                           Fort Mill, SC                Leased

  *The land at this facility is leased.

The Company considers these facilities (total of 1,374,000 square feet) adequate for its current level of operations.

ITEM 3.    LEGAL PROCEEDINGS

         None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

                Common share information appears in Note 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under "Range of share prices" on page S-26 of this Form 10-K. Information related to "Earnings per share from continuing operations" and "Cash dividends paid per share" appears in SELECTED FINANCIAL DATA on page S-28 of this Form 10-K.

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

                At August 22, 2002, there were 413 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company's common shares are traded on the Nasdaq National Market under the symbol LYTS.

ITEM 6.         SELECTED FINANCIAL DATA
                "Selected Financial Data" appears on page S-28 of this Form
                10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages S-1 through S-6 of this Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                See ITEM 1. BUSINESS on page 1 and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under "Fair value of financial instruments" on page S-15 of this Form 10-K.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Begins
Index to Financial Statements                                            on Page
                                                                         -------

         Financial Statements:
                Report of Independent Certified Public Accountants         S-7
                Report of Independent Public Accountants                   S-8
                Consolidated Income Statements for the years
                   ended June 30, 2002, 2001, and 2000                     S-9
                Consolidated Balance Sheets at June 30, 2002 and 2001      S-10
                Consolidated Statements of Shareholders' Equity for
                   the years ended June 30, 2002, 2001, and 2000           S-12

                Consolidated Statements of Cash Flows for the
                   years ended June 30, 2002, 2001, and 2000               S-13
                Notes to Consolidated Financial Statements                 S-14

         Financial Statement Schedules:

                II -        Valuation and Qualifying Accounts for the      S-29
                            years ended June 30, 2002, 2001, and 2000

         Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data appears on page S-26 in NOTE 13 of the accompanying consolidated financial statements.

ITEM 9.         DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

         None

Change of Independent Accountants During Fiscal Year

         On April 8, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountant. In selecting a new independent public accountant, the Board of Directors solicited bids from and met with representatives from Deloitte & Touche LLP, Ernst & Young LLP, Grant Thornton LLP, and PricewaterhouseCoopers LLP. The Audit Committee of the Company's Board of Directors, after reviewing audit proposals from all four firms, approved the selection of Grant Thornton as the Company's independent accountants to replace Arthur Andersen, effective April 8, 2002.

         Arthur Andersen's report on the Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of Arthur Andersen, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused them to make a reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Arthur Andersen to respond fully to any inquiries by Grant Thornton.

         Arthur Andersen did not advise the Company either during the Company's two most recent fiscal years or during the subsequent interim period preceding the Company's decision not to extend Arthur Andersen's engagement:

    . that the internal controls necessary for the Company to develop reliable financial statements did not exist;

    . that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

    . of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years or any subsequent interim period that if further investigated might (i) materially have impacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, or (ii) have caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or

    . that information had come to its attention that it had concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report in those financial statements.

         During the two most recent fiscal years and during the interim period prior to engaging Grant Thornton, neither the Company nor anyone on its behalf consulted Grant Thornton regarding either:

    . the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

    . any matter that was the subject of either a disagreement or a reportable event.

         In its letter dated April 12, 2002 to the Office of the Chief Accountant of the Securities and Exchange Commission, Arthur Andersen stated that it agreed with the statements in the four preceding paragraphs. The letter was filed as Exhibit 16 to the Company's Form 8-K dated April 8, 2002.

                                    PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2002, as filed with the Commission pursuant to Regulation 14A. With respect to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), also see the information presented below.

The following table presents information about the Company's equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan and the LSI Industries Inc. 1995 Directors' Stock Option Plan) as of June 30, 2002.

-------------------------------------------------------------------------------------------------------------------
                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of      price of outstanding        Number of securities
                                  outstanding options,        options, warrants and      remaining available for
        Plan category              warrants and rights               rights                   future grants
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             643,919                     $11.59                      775,981
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                  --                         --                           --
-------------------------------------------------------------------------------------------------------------------
Total                                    643,919                     $11.59                      775,981
-------------------------------------------------------------------------------------------------------------------

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

          8-K (02)   = Form 8-K filed April 2002

          10K-96     = Annual Report on Form 10-K for the fiscal year ended June
                       30, 1996

          10K-01     = Annual Report on Form 10-K for the fiscal year ended June
                       30, 2001

          10Q-9/99   = Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1999

          S-3 (96)   = Form S-3 Registration Statement No. 33-65043

          S-8 (03-1) = Form S-8 Registration Statement No. 333-100038 for the
                       LSI Industries Inc. 1995 Directors' Stock Option Plan

          S-8 (03-2) = Form S-8 Registration Statement No. 333-100039 for the
                       LSI Industries Inc. 1995 Stock Option Plan

          or filed herewith where so noted.

                                  EXHIBIT INDEX

Current
Form 10-K                                                            Report/            Exhibit
Exhibit No.                      Description of Exhibit              Document           Number
-----------                      ----------------------              --------           ------
    3.1        Articles of Incorporation of LSI Industries Inc.      S-3 (96)              3.1

    3.2        Code of Regulations of LSI Industries Inc.            S-3 (96)              3.2

   10.1        CREDIT AGREEMENT By and Among LSI                     10K-01                  4
               INDUSTRIES INC. as the Borrower, THE
               BANKS PARTY HERETO as the Lenders hereunder,
               PNC BANK NATIONAL ASSOCIATION as the
               Administrative Agent and the Syndication Agent,
               Dated as of March 30, 2001

   10.2        Amendment to Credit Agreement                         Filed herewith
               (Dated March 28, 2002)

   10.3*       LSI Industries Inc. Retirement Plan                   10Q-9/99             10.1
               (Amended and Restated as of October 1, 1999)

   10.4*       LSI Industries Inc. 1995 Directors' Stock
               Option Plan (Amended as of December 6, 2001)          S-8 (03-1)             10

   10.5*       LSI Industries Inc. 1995 Stock Option Plan            S-8 (03-2)             10
               (Amended as of December 6, 2001)

   10.6*       LSI Industries Inc. Nonqualified Deferred             10K-96               10.5
               Compensation Plan, and Rabbi Trust
               Agreement

     16        Letter from Arthur Andersen LLP to the                8-K (02)               16
               Securities and Exchange Commission,
               dated April 12, 2002, regarding its agreement
               with statements made in the current report
               on Form 8-K

     22        Subsidiaries of the Registrant                        Filed herewith

     23        Consent of Independent Public Certified
               Accountants                                           Filed herewith

     24        Powers of Attorney (4)                                Filed herewith

           *Management Compensatory Agreements

(b) Form 8-K:

     There have been no reports on Form 8-K filed during the last quarter of fiscal year 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LSI INDUSTRIES INC.


   September 24, 2002                    BY: /s/ Robert J. Ready
-----------------------------------          -----------------------------------
Date                                         Robert J. Ready
                                             Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title


/s/ Robert J. Ready                      Chairman of the Board, Chief Executive
-----------------------------------      Officer, and President
Robert J. Ready                          Principal Executive Officer)
      Date:  September 24, 2002
             ----------------------

/s/ Ronald S. Stowell                    Vice President, Chief Financial
-----------------------------------      Officer, and Treasurer
Ronald S. Stowell                        Principal Financial and Accounting
      Date:  September 24, 2002          Officer)
             ----------------------

/s/ *Allen L. Davis                      Director
-----------------------------------
Allen L. Davis

/s/ Gary P. Kreider                      Director
-----------------------------------
Gary P. Kreider

/s/ *Dennis B. Meyer                     Director
-----------------------------------
Dennis B. Meyer

/s/ *Wilfred T. O'Gara                   Director
-----------------------------------
Wilfred T. O'Gara

/s/ *James P. Sferra                     Secretary; Executive Vice President
-----------------------------------      - Manufacturing; and Director
James P. Sferra

*The undersigned, by signing his name hereto, executed this Annual Report on Form 10-K on September 24, 2002, pursuant to Powers of Attorney executed by the above named Directors of the Registrant and filed with the Securities and Exchange Commission as Exhibit 24 hereto.

   September 24, 2002                    By: /s/ Ronald S. Stowell
------------------------                     -----------------------------------
Date                                            Attorney-in-Fact

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

    I, Robert J. Ready, the principal executive officer of LSI Industries Inc., certify that:

    1.   I have reviewed this annual report on Form 10-K of LSI Industries Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and pesented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

         (b) and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 24, 2002

                           /s/ Robert J. Ready
                           ------------------------------------
                           Principal Executive Officer

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

    I, Ronald S. Stowell, the principal financial officer of LSI Industries Inc., certify that:

    1.   I have reviewed this annual report on Form 10-K of LSI Industries Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 24, 2002

                           /s/ Ronald S. Stowell
                           --------------------------------------------
                           Principal Financial Officer

                        CERTIFICATION OF ROBERT J. READY

             Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to
                    (S) 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of LSI Industries Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2002 (the "Report"), I, Robert J. Ready, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Ready
--------------------------
Robert J. Ready
Chairman of the Board, Chief Executive Officer and President


September 24, 2002

                       CERTIFICATION OF RONALD S. STOWELL

             Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to
                    (S) 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of LSI Industries Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2002 (the "Report"), I, Ronald S. Stowell, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald S. Stowell
---------------------------------
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer


September 24, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales by Business Segment
   (In thousands)                         2002          2001          2000
                                        --------      --------      --------

         Image Segment                  $164,405      $147,021      $159,257
         Commercial / Industrial
                Lighting Segment          94,856        86,919        80,725
                                        --------      --------      --------

                                        $259,261      $233,940      $239,982
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

2002 COMPARED TO 2001

     Net sales of $259,261,000 in fiscal 2002 increased 11% from fiscal 2001 net sales of $233,940,000. Commercial / Industrial Lighting Segment net sales increased 9% and Image Segment net sales increased 12% in fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the Company's participation in a new store program of a national retailer, and to a full year of sales of LSI Lightron versus only seven months last year, partially offset by economic softness in the commercial / industrial market. The increase in Image Segment net sales is primarily attributed to growth related to some image conversion programs, partially offset by general softness in the petroleum / convenience store market. Net sales of menu board systems and related installation revenue increased due to the roll-out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented the single largest program for the Company in fiscal 2002. This program is expected to be substantially completed by December 31, 2002. No comparable menu board program has been identified to replace this business. Additionally, the Company experienced an increase in graphics business and related installation revenue related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 34% and 35% of total net sales in fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 5% in fiscal 2002 as compared to last year entirely on the strength of two image conversion programs for two major oil companies, particularly in the first half of the year. The Company believes these programs stopped in the fourth quarter of fiscal 2002 primarily due to concerns about the Middle East and cash flow demands related to some large acquisitions that these major oil companies entered into. The Company believes this slow down is temporary and that the re-imaging programs will start back up in the second half of fiscal 2003. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2002 as competitive pricing pressures held price increases to a minimum.

     Gross profit of $72,419,000 in fiscal 2002 increased 11% from last year's gross profit of $65,411,000. The increase in amount of gross profit is due primarily to the 11% increase in net sales. Selling and administrative expenses increased 2% to $49,039,000 from $48,175,000. The increase was primarily attributed to the additional selling and administrative expenses from companies acquired during fiscal 2001, partially offset by lower selling costs associated with the increased sales volume of menu board systems, non-recurring settlement of two patent lawsuits ($925,000 or $0.04 per share, diluted), and to the positive effects of cost containment programs. As a percentage of net sales, selling and administrative expenses were at 18.9% in the fiscal 2002 as compared to 20.6% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $696,000 ($0.03 per share, diluted) in fiscal 2002, as compared to expense of $960,000 ($0.04 per share, diluted) in fiscal 2001. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

     The Company reported interest income of $51,000 in fiscal 2002 as compared to $630,000 in fiscal 2001. The change between years is primarily reflective of reduced interest rates and the Company being in a net cash investment position in the first half of fiscal 2001, and a net borrowing position since November 2001. Interest expense of $575,000 in fiscal 2002 is down from $607,000 in the prior year due to reduced interest rates, and the capitalization of $92,000 of interest expense associated with construction of a manufacturing facility, partially offset by more than double the amount of average borrowings on the Company's line of credit. The Company's effective tax rate decreased to 37.9% in fiscal 2002 as compared to 38.8% last year primarily due to research and development income tax credits in 2002, partially offset by increased state and federal effective rates.

     Income from continuing operations of $14,186,000 in fiscal 2002 increased 34% from $10,601,000. The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, increased net interest expense, and increased income taxes. Diluted earnings per share of $0.88 in fiscal 2002 increased 31% from $0.67 per share reported in fiscal 2001. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 16,047,000 shares from 15,785,000 shares in 2001 as a result of common shares issued for the exercise of stock options and common shares issued for an acquisition during fiscal 2001.

     Net income of $14,186,000 ($0.88 per share) in fiscal 2002 increased 44% from last year's net income of $9,878,000 ($0.63 per share). The increase is the result of increased income from continuing operations and a fiscal 2001 $723,000 expense related to discontinued operations with no corresponding expense in fiscal 2002.

2001 COMPARED TO 2000

     Net sales of $233,940,000 in fiscal 2001 decreased 3% compared to fiscal 2000 net sales of $239,982,000. Results of the Commercial / Industrial Lighting Segment in fiscal 2001 include the operations of LSI Lightron (acquired November
2000), and results of the Image Segment in fiscal 2001 include the operations of LSI Adapt (acquired January 2001). Commercial / Industrial Lighting Segment net sales increased 8% and Image Segment net sales decreased 8% in fiscal 2001 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the November 2000 acquisition of LSI Lightron (approximately 14% of net sales of this Segment). Excluding the acquisition of LSI Lightron, net sales in this segment decreased approximately 8% due to competitive markets and down economic conditions in the North American market. The decrease in Image Segment net sales is attributed to several factors. Net sales to the petroleum / convenience store market continued to be adversely impacted by the temporary affects of mergers of major petroleum companies. The Company reported decreased menu board business in fiscal 2001 as compared to last year as a significant roll out program in fiscal 2000 with one customer neither repeated nor was it replaced with a program with another customer in fiscal 2001. These decreases were partially offset by increased interior graphics business in other markets, and by the inclusion of the results of LSI Adapt, acquired in January 2001 and representing approximately 2% of Image Segment net sales. Significant customers in the petroleum / convenience store market and a menu board system customer in the quick service restaurant market have indicated their intent to reimage their retail sites over a multi-year time period and have released some orders in the fourth quarter of fiscal 2001 to initiate roll out of their re-image programs. Net sales of the Image Segment to the petroleum / convenience store market represented 35% and 38% of total net sales in fiscal 2001 and fiscal 2000, respectively. Sales to this market declined 9% in fiscal 2001 as compared to last year. While sales prices were increased, inflation did not have a significant impact on sales in fiscal 2001 as competitive pricing pressures held price increases to a minimum.

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

     Income from continuing operations of $10,601,000 in fiscal 2001 decreased 42% from $18,279,000 last year. The decreased net income resulted from decreased gross profit on decreased net sales, increased selling and administrative expenses, increased interest expense and decreased interest income, partially offset by decreased income tax expense in fiscal 2001 as compared to 2000. Diluted earnings per share of $0.67 in fiscal 2001 decreased 43% from $1.18 per share reported in fiscal 2000. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2001 to 15,785,000 shares from 15,531,000 shares in 2000 as a result of common shares issued both for the exercise of stock options and for an acquisition during the year.

     The Company recorded a $0.7 million ($0.04 per share) discontinued operations charge, net of taxes, in the fourth quarter of fiscal 2001 to increase its loss contingency related to a lease guaranty in connection with its European operations which were discontinued in 1992. A settlement agreement was signed releasing the Company from all remaining obligations. Payment of the loss contingency of approximately $1.1 million was made in the first quarter of fiscal 2002. A similar discontinued operations charge of $1.0 million ($0.07 per share), net of taxes, was recorded in the fourth quarter of fiscal 2000 in connection with the lease guaranty.

     Net income of $9,878,000 ($0.63 per share) in fiscal 2001 compares to net income of $17,279,000 ($1.11 per share) in fiscal 2000. The reduction was primarily the result of decreased income from continuing operations, partially offset by a decreased charge to discontinued operations in fiscal 2001.

Liquidity and Capital Resources

     The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

     At June 30, 2002 the Company had working capital of $55.8 million, compared to $62.1 million at June 30, 2001. The ratio of current assets to current liabilities decreased to 2.84 to 1 from 3.09 to 1. The decreased working capital is primarily attributed to decreased accounts receivable, and increased accrued expenses, partially offset by increased inventories, and decreased notes payable to bank. The reduction in accounts receivable is attributed to both lower fourth quarter net sales in fiscal 2002 as compared to last year's fourth quarter and to a reduction in the days sales outstanding.

     The Company generated $27.2 million of cash from operating activities in fiscal 2002 as compared to a use of $2.8 million in fiscal 2001. The increase in net cash flows from operating activities in fiscal 2002 is primarily the net result of increased net income, a reduction rather than an increase in accounts receivable, increased accrued expenses, and increased depreciation and amortization expense, partially offset by increased inventories.

     As of June 30, 2002, the Company's days sales outstanding were at approximately 64 days, decreased from 73 days at June 30, 2001. Net accounts and notes receivables were $42.3 million and $51.6 million at June 30, 2002 and June 30, 2001, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note at $2.8 million and the unsecured receivable at $0.3 million as of June 30, 2002. This note provides for scheduled payments and is to be paid in full by October 31, 2002. This customer continues to make payments on the note, but was behind as compared to scheduled payments, thereby causing the maturity date to be extended. The Company also has unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company's total exposure is approximately $1.7 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. The two customers above represent approximately 10% of the Company's total net accounts and notes receivable. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

     Cash generated from operations is the Company's primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. This line of credit was renewed in the third quarter of fiscal 2002 with no change in terms and conditions. As of August 23, 2002 there was approximately $33.8 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2005 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2003. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company's fiscal 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

     Capital expenditures of $16.8 million in fiscal 2002 compare to $6.5 million in fiscal 2001. The primary cause of the increased spending is the new 192,000 square foot manufacturing facility that LSI Lightron moved into in New Windsor, New York late in June 2002. Capital expenditures in fiscal 2003 are expected to be approximately $8 million, exclusive of business acquisitions.

     The Company used $8.8 million in financing activities in fiscal 2002 as compared to a generation of $16.6 million in fiscal 2001. The change is the net result of a net $6.5 million repayment of funded debt in fiscal 2002 as compared to a net borrowing of $20.1 million of funded debt last year, and the difference between years in the amount of stock options exercised.

     The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so into fiscal 2004. A certain portion of the $7.1 million of software expenditures that are capitalized to date are being depreciated by the subsidiary companies currently using the software. More of this capitalized asset will be depreciated as additional companies implement this software, with scheduled full write-off to occur in fiscal 2008. Some additional capitalization of this internal-use software is expected.

     On August 14, 2002 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $947,000), payable September 10, 2002 to shareholders of record on September 3, 2002. During the fiscal 2002, the Company paid cash dividends in the amount of $3.7 million, as compared to $4.0 million in fiscal 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company will adopt SFAS No. 142 effective July 1, 2002 and is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows. Goodwill amortization expense will be reduced to zero in fiscal 2003 when SFAS No. 142 is adopted.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and in August 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective July 1, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company is currently evaluating the impact of these statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To LSI Industries Inc.:

We have audited the accompanying consolidated balance sheet of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of LSI Industries Inc. and subsidiaries as of June 30, 2001 and for the years ended June 30, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors, whose report was dated August 15, 2001, expressed an unqualified opinion on those financial statements.

We conducted our audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion on the consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Cincinnati, Ohio
August 16, 2002

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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


                                        Arthur Andersen LLP


Cincinnati, Ohio
August 15, 2001


Notes:
     1.   This report is a copy of the previously issued report.
     2.   Arthur Andersen LLP has not reissued this report.

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
For the years ended June 30, 2002, 2001, and 2000
(In thousands, except per share)

                                                2002        2001        2000
                                                ----        ----        ----

Net sales                                     $ 259,261   $ 233,940   $ 239,982
Cost of products sold                           186,842     168,529     166,207
                                              ---------   ---------   ---------

     Gross profit                                72,419      65,411      73,775

Selling and administrative expenses              49,039      48,175      45,219
                                              ---------   ---------   ---------

     Operating income                            23,380      17,236      28,556

Interest (income)                                   (51)       (630)     (1,057)

Interest expense                                    575         607         189

Other (income) expense                               (4)        (58)         15
                                              ---------   ---------   ---------

     Income from continuing operations
         before income taxes                     22,860      17,317      29,409

Income tax expense                                8,674       6,716      11,130
                                              ---------   ---------   ---------

     Income from continuing operations           14,186      10,601      18,279

Discontinued operations, net of tax
     benefit of $387 and $538, respectively          --         723       1,000
                                              ---------   ---------   ---------

         Net income                           $  14,186   $   9,878   $  17,279
                                              =========   =========   =========

Earnings per common share from
     continuing operations

     Basic earnings per share                 $     .90   $     .68   $    1.20
                                              =========   =========   =========

     Diluted earnings per share               $     .88   $     .67   $    1.18
                                              =========   =========   =========

Earnings per common share

     Basic earnings per share                 $     .90   $     .64   $    1.13
                                              =========   =========   =========

     Diluted earnings per share               $     .88   $     .63   $    1.11
                                              =========   =========   =========

Weighted average common shares outstanding

     Basic                                       15,715      15,537      15,293
                                              =========   =========   =========

     Diluted                                     16,047      15,785      15,531
                                              =========   =========   =========

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001
(In thousands, except shares)

                                                         2002           2001
                                                         ----           ----

ASSETS

Current Assets
     Cash and cash equivalents                         $     357      $     340
     Accounts and notes receivable, less
         allowance for doubtful accounts of
         $1,644 and $1,745, respectively                  42,273         51,609

     Inventories                                          38,846         35,079

     Refundable income taxes                               1,989            854

     Other current assets                                  2,711          3,898
                                                       ---------      ---------

         Total current assets                             86,176         91,780

Property, Plant and Equipment, at cost
     Land                                                  4,553          3,967
     Buildings                                            23,102         22,992
     Machinery and equipment                              41,854         35,874
     Construction in progress                             17,752          7,820
                                                       ---------      ---------
                                                          87,261         70,653
     Less accumulated depreciation                       (32,436)       (28,412)
                                                       ---------      ---------
         Net property, plant and equipment                54,825         42,241

Goodwill, net                                             41,825         41,572
Other Assets, net                                          7,016          6,166
                                                       ---------      ---------

                                                       $ 189,842      $ 181,759
                                                       =========      =========

The accompanying notes are an
integral part of these financial statements.

                                                             2002         2001
                                                             ----         ----

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable to bank                                   $     --     $    552
   Current maturities of long-term debt                         365          352
   Accounts payable                                          14,910       15,268
   Accrued expenses                                          15,108       12,778
   Net liabilities from discontinued operations                  --          711
                                                           --------     --------

     Total current liabilities                               30,383       29,661

Long-Term Debt                                               17,688       23,638

Deferred Income Taxes                                         2,422        1,267

Shareholders' Equity
   Preferred shares, without par value;
     Authorized 1,000,000 shares, none issued                    --           --
   Common shares, without par value;
     Authorized 30,000,000 shares;
     Outstanding 15,776,702 and 15,657,550
       shares, respectively                                  52,497       50,808
   Retained earnings                                         86,852       76,385
                                                           --------     --------

     Total shareholders' equity                             139,349      127,193
                                                           --------     --------

                                                           $189,842     $181,759
                                                           ========     ========

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended June 30, 2002, 2001, and 2000
(In thousands, except per share)

                                         Common Shares
                                    ----------------------
                                    Number of                 Retained
                                     Shares       Amount      Earnings       Total
                                    ---------    ---------    ---------    ---------
Balance at June 30, 1999               15,228    $  45,588    $  57,164    $ 102,752

     Net income                            --           --       17,279       17,279

     Purchase of treasury shares          (22)        (349)          --         (349)

     Deferred stock compensation           --          338           --          338

     Stock options exercised, net         232        2,142           --        2,142

     Dividends - $.26 per share            --           --       (3,950)      (3,950)
                                    ---------    ---------    ---------    ---------

Balance at June 30, 2000               15,438       47,719       70,493      118,212

     Net income                            --           --        9,878        9,878

     Purchase of treasury shares          (22)        (305)          --         (305)

     Deferred stock compensation           --          248           --          248

     Stock options exercised, net          72          821           --          821

     Common shares issued for
       acquisitions                       170        2,325           --        2,325

     Dividends - $.26 per share            --           --       (3,986)      (3,986)
                                    ---------    ---------    ---------    ---------

Balance at June 30, 2001               15,658       50,808       76,385      127,193

     Net income                            --           --       14,186       14,186

     Purchase of treasury shares          (13)        (256)          --         (256)

     Deferred stock compensation           --          267           --          267

     Stock options exercised, net         132        1,678           --        1,678

     Dividends - $.24 per share            --           --       (3,719)      (3,719)
                                    ---------    ---------    ---------    ---------

Balance at June 30, 2002               15,777    $  52,497    $  86,852    $ 139,349
                                    =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2002, 2001, and 2000
(In thousands)

                                                                2002        2001        2000
                                                                ----        ----        ----
Cash Flows From Operating Activities

     Net income                                               $ 14,186    $  9,878    $ 17,279

     Non-cash items included in income
         Depreciation and amortization                           6,096       5,558       5,511
         Deferred income taxes                                   2,191       1,023        (566)
         Deferred compensation plan                                267         248         338
         (Gain) loss on disposition of fixed assets                 (4)        (58)         15

     Change (excluding effects of acquisitions) in
         Accounts and notes receivable                           9,336     (12,107)      4,206
         Inventories                                            (3,767)     (5,450)        (32)
         Refundable income taxes                                (1,135)        306      (1,003)
         Accounts payable                                         (358)        504      (2,279)
         Accrued expenses and other                              1,144      (1,581)     (4,966)
         Net liabilities from discontinued operations             (711)     (1,072)      1,292
                                                              --------    --------    --------

              Net cash flows from operating activities          27,245      (2,751)     19,795
                                                              --------    --------    --------

Cash Flows From Investing Activities

     Purchase of property, plant, and equipment                (16,846)     (6,492)     (8,977)
     Proceeds from sale of fixed assets                              7         155           3
     Acquisition of businesses, net of cash received            (1,603)    (29,163)         --
                                                              --------    --------    --------

         Net cash flows from investing activities              (18,442)    (35,500)     (8,974)
                                                              --------    --------    --------

Cash Flows From Financing Activities

     Increase (decrease) of borrowings under line of credit       (552)        552        (379)
     Proceeds from issuance of long-term debt                       --      22,000          --
     Payment of long-term debt                                  (5,937)     (2,457)       (200)
     Cash dividends paid                                        (3,719)     (3,986)     (3,950)
     Exercise of stock options                                   1,678         821       2,142
     Purchase of treasury shares                                  (256)       (305)       (349)
                                                              --------    --------    --------

         Net cash flows from financing activities               (8,786)     16,625      (2,736)
                                                              --------    --------    --------

Increase (decrease) in cash and cash equivalents                    17     (21,626)      8,085

Cash and cash equivalents at beginning of year                     340      21,966      13,881
                                                              --------    --------    --------

Cash and cash equivalents at end of year                      $    357    $    340    $ 21,966
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

Cash and cash equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2002 the balance included $2,308,000 in excess of FDIC insurance limits.

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

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company's balance sheet and are being amortized to expense over periods ranging between two and seventeen years. The excess of cost over fair value of assets acquired ("goodwill") is amortized to expense over periods ranging between fifteen and forty years. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. To date no impairments have been recorded.

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

Contingencies:

The Company is party to various negotiations and legal proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity.

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,876,000 in 2002, $1,581,000 in 2001, and $2,052,000 in 2000.

Income taxes:

Deferred income taxes are provided on items reported in income in different periods for financial reporting and tax purposes.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 332,000 shares in 2002, 248,000 shares in 2001, and 238,000 shares in 2000. See also Notes 4 and 8.

Recent pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the Company had the option of adopting SFAS No. 142 either July 1, 2001 or July 1, 2002. The Company will adopt SFAS No.

142 effective July 1, 2002 and is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to the implementation of this Statement.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and in August 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective July 1, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." (SFAS) No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company is currently evaluating the impact of these statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

Reclassification:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.

Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its subsidiary in the United Kingdom (U.K.), Duramark, to its management and reported a loss from discontinued operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities, including those associated with the lease on the U.K. facility, which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, were retained by the Company. The lease on the now vacant facility was guaranteed by the Company through its expiration in March 2001. For the past several years the Company has been involved in both litigation and negotiations related to lease payments (unpaid since 1995), to maintenance of the facility, and to the remaining lease obligation through March 2001 with the various entities associated with this lease. In the fourth quarter of fiscal year 2000 the Company settled all outstanding lease matters with a sublessee at less than amounts previously anticipated. The $608,000 settlement payment received by the Company was added to the reserve for discontinued operations.

In the fourth quarter of fiscal year 2000 the Company recorded a charge to discontinued operations of $1.5 million ($1.0 million net of income taxes or $0.07 per share) to increase its reserve for remaining liabilities associated with the lease. During the fourth quarter of fiscal year 2001 the Company concluded lengthy negotiations related to the maintenance and repairs of the facility and recorded a charge to discontinued operations of $1.1 million ($0.7 million net of income taxes or $0.04 per share). The resultant reserve balance of $1.1 million as of June 30, 2001 was adequate to cover all remaining obligations of the Company with respect to this facility. Payment of these obligations occurred primarily in the first quarter of fiscal year 2002.

A summary of the activity in the reserve for discontinued operations during fiscal years 2002 and 2001 is as follows:

                  (In thousands)                  2002       2001
                                                  ----       ----

         Balance beginning of year              $ 1,091    $ 2,745

         less: Payments made                     (1,091)    (2,764)

         plus: Charge to discontinued
            operations                               --      1,110
                                                -------    -------

         Balance end of year                    $    --    $ 1,091
                                                =======    =======

The Company's reserve for discontinued operations, net of related taxes, is included in current liabilities in the amount of $711,000 as of June 30, 2001.

NOTE 3 - BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive Lighting, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics, and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company's most significant market, which is included in the Image Segment, is the petroleum / convenience store market with approximately 35%, 36% and 38% of net sales concentrated in this market in fiscal 2002, 2001, and 2000, respectively.

The following information is provided for the following periods:

                  (In thousands)                2002       2001       2000
                                                ----       ----       ----
Net sales:
   Image Segment                              $164,405   $147,021   $159,257
   Commercial / Industrial Lighting Segment     94,856     86,919     80,725
                                              --------   --------   --------
                                              $259,261   $233,940   $239,982
                                              ========   ========   ========

Operating income:
   Image Segment                              $ 19,991   $ 14,690   $ 21,024
   Commercial / Industrial Lighting Segment      3,389      2,546      7,532
                                              --------   --------   --------
                                              $ 23,380   $ 17,236   $ 28,556
                                              ========   ========   ========

Identifiable assets:
   Image Segment                              $ 98,707   $105,072   $ 84,513
   Commercial / Industrial Lighting Segment     88,960     75,416     38,588
                                              --------   --------   --------
                                               187,667    180,488    123,101
   Corporate                                     2,175      1,271     23,682
                                              --------   --------   --------
                                              $189,842   $181,759   $146,783
                                              ========   ========   ========

Capital expenditures:
   Image Segment                              $  3,842   $  3,926   $  6,279
   Commercial / Industrial Lighting Segment     13,004      2,566      2,698
                                              --------   --------   --------
                                              $ 16,846   $  6,492   $  8,977
                                              ========   ========   ========

Depreciation and amortization:
   Image Segment                              $  3,470   $  3,139   $  3,687
   Commercial / Industrial Lighting Segment      2,626      2,419      1,824
                                              --------   --------   --------
                                              $  6,096   $  5,558   $  5,511
                                              ========   ========   ========

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes. The increase in identifiable assets in fiscal 2001 is primarily related to the two acquisitions made during the year (see footnote 12) and to increased levels of accounts receivable and inventories.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

    (In thousands, except per share)              2002         2001       2000
                                                  ----         ----       ----
BASIC EARNINGS PER SHARE
------------------------

   Income from continuing operations          $   14,186   $   10,601   $ 18,279
                                              ==========   ==========   ========

   Net income                                 $   14,186   $    9,878   $ 17,279
                                              ==========   ==========   ========

   Weighted average shares outstanding
       during the period, net
       of treasury shares                         15,715       15,537     15,293
                                              ==========   ==========   ========

   Basic earnings per share from continuing
       operations                             $     0.90   $     0.68   $   1.20
                                              ==========   ==========   ========

     Basic earnings per share                                 $    0.90        $    0.64         $    1.13
                                                              =========        =========         =========

DILUTED EARNINGS PER SHARE
--------------------------

     Income from continuing operations                        $  14,186        $  10,601         $  18,279
                                                              =========        =========         =========

     Net income                                               $  14,186        $   9,878         $  17,279
                                                              =========        =========         =========

     Weighted average shares outstanding
         during the period, net of treasury shares               15,715           15,537            15,293

         Effect of dilutive securities (A):
              Impact of common shares to be
              issued under stock option plans,
              a deferred compensation plan,
              and contingently issuable shares                      332              248               238
                                                              ---------        ---------         ---------

         Weighted average shares
              outstanding (B)                                    16,047           15,785            15,531
                                                              =========         ========         =========

     Diluted earnings per share from
         continuing operations                                $    0.88        $    0.67         $    1.18
                                                              =========        =========         =========

     Diluted earnings per share                               $    0.88        $    0.63         $    1.11
                                                              =========        =========         =========

     (A) Calculated using the "Treasury Stock" method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

     (B) Options to purchase 2,062 common shares, 74,726 common shares, and 54,158 common shares at June 30, 2002, 2001, and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA


The following information is provided as of June 30:


                  (In thousands)           2002      2001
                                           ----      ----
Inventories:
        Raw materials                    $17,316    $16,485
        Work-in-process and
          finished goods                  21,530     18,594
                                         -------    -------
                                         $38,846    $35,079
                                         =======    =======

Accrued Expenses:
        Compensation and benefits        $ 8,136    $ 6,119
        Customer prepayments               1,505      1,729
        Other accrued expenses             5,467      4,930
                                         -------    -------
                                         $15,108    $12,778
                                         =======    =======

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The following tables present information about the Company's goodwill and intangible assets on the dates or for the periods indicated. The fiscal year 2002 increase in goodwill of $1,603,000 relates to past acquisitions and is the net result of an adjustment related to deferred income taxes, and to purchase price adjustments or earn out payments pursuant to the purchase agreements.

            (in thousands)                  As of June 30, 2001                    As of June 30, 2002
                                    ----------------------------------    -----------------------------------
                                    Carrying   Accumulated                Carrying    Accumulated
                                     Amount    Amortization     Net        Amount     Amortization     Net
                                     ------    ------------     ---        ------     ------------     ---
         Goodwill                   $ 44,421     $ 2,849      $ 41,572     $ 46,024     $ 4,199      $ 41,825
                                    ========     =======      ========     ========     =======      ========

         Intangible Assets          $  6,450     $   284      $  6,166     $  6,450     $   771      $  5,679
                                    ========     =======      ========     ========     =======      ========

                                          Amortization Expense
                                 ------------------------------------
                                              Intangible
             Fiscal Year          Goodwill      Assets       Total
             -----------          --------    ----------     -----

                2002              $ 1,350       $   487      $ 1,837
                                  =======       =======      =======

                2001              $ 1,022       $   284      $ 1,306
                                  =======       =======      =======

                2000              $   689       $    --      $   689
                                  =======       =======      =======

NOTE 7 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2002 the available portion of this line of credit was $33.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2003. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2005. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank's base lending rate, at the Company's option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At June 30, 2002 the average interest rate on borrowings under this revolving line of credit was 2.4%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company's borrowings under its bank credit facilities during fiscal year 2002 averaged approximately $17.2 million at an approximate average borrowing rate of 3.2%.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $780,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds through fiscal 2010. The IRB interest rate, which is reestablished semi-annually, is currently 1.85%, plus a 75 basis point letter of credit fee. The IRB is secured by the Company's Kentucky real estate, which has a net carrying value of $1.7 million.

The Company has equipment loans outstanding totaling $851,000 with monthly principal and interest payments extending through fiscal 2006. The weighted average interest rate of these loans is 4.8% and they are secured by specified equipment which has a net carrying value of $1.4 million. With one of these loans the Company is committed to specified job growth in its facility in Northeast Ohio.

During fiscal 2002, $92,000 of interest expense related to construction of a new manufacturing facility was capitalized and is included in construction in progress at June 30, 2002. No interest expense was capitalized in fiscal 2001 or 2000.

Long-term debt:                (In thousands)                 2002        2001
                                                              ----        ----

  Revolving Line of Credit (3 year committed line)          $ 16,422    $ 22,552
  Industrial Revenue Development Bond at 1.85%                   780         860
  Equipment loans (average rate of 4.8%)                         851       1,130
                                                            --------    --------
                                                              18,053      24,542

  Less notes payable to bank                                      --         552
                                                            --------    --------
     Total long-term debt                                     18,053      23,990

  Less current maturities of long-term debt                      365         352
                                                            --------    --------
     Long-term debt                                         $ 17,688    $ 23,638
                                                            ========    ========

     Future maturities of long-term debt at June 30, 2002 are as follows (in thousands):

         2003    2004      2005    2006     2007   2008 and after
         ----    ----      ----    ----     ----   --------------
         $365    $384    $16,672   $202     $100        $330

NOTE 8 - SHAREHOLDERS' EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 1,426,950, of which 780,618 shares were available for future grant as of June 30, 2002. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2002, 2001, and 2000.

                                     2002             2001            2000
                                     ----             ----            ----

     Dividend yield                      1.38%            1.81%            1.25%
     Expected volatility                   35%              40%              42%
     Risk-free interest rate     2.16% - 3.62%    4.54% - 6.50%    6.14% - 6.90%
     Expected life                    3-7 yrs.         4-8 yrs.         4-8 yrs.

At June 30, 2002, the 201,838 options granted during fiscal 2002 to employees and non-employee directors had, at June 30, 2002, exercise prices ranging from $14.60 to $19.80, fair values ranging from $2.99 to $6.38 per option, and remaining contractual lives of four to nine years. The 330,450 options granted during fiscal 2001 to employees and non-employee directors have exercise prices ranging from $10.29 to $14.70, fair values ranging from $2.83 to $5.95 per option, and remaining contractual lives of four to nine years. The 28,200 options granted during fiscal 2000 to employees and non-employee directors have exercise prices ranging from $11.79 to $15.50, fair values ranging from $4.99 to $7.89 per option, and remaining contractual lives of four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2002, 2001, and 2000 would have been as follows:

  (In thousands except earnings per share)     2002       2001       2000
                                               ----       ----       ----
     Net income
       As reported                            $14,186    $9,878    $17,279
       Pro forma                              $13,652    $9,380    $17,035

    Earnings per common share
       Basic
              As reported                     $  0.90    $ 0.64    $  1.13
              Pro forma                       $  0.87    $ 0.61    $  1.11
       Diluted
              As reported                     $  0.88    $ 0.63    $  1.11
              Pro forma                       $  0.85    $ 0.61    $  1.10

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Information involving the stock option plans for the years ended June 30, 2002, 2001, and 2000 is shown in the table below:

                                                   2002                       2001                     2000
                                           ---------------------      --------------------     --------------------
                                                       Weighted                   Weighted                 Weighted
                                                       Average                    Average                  Average
                                                       Exercise                   Exercise                 Exercise
      (Shares in thousands)                Shares       Price         Shares       Price       Shares       Price
                                           ------    -----------      ------    ----------     ------    ---------
Outstanding at beginning of year              605      $ 10.92           363     $ 10.75          613      $  9.61

         Granted                              202      $ 14.77           331     $ 10.73           28      $ 14.49
         Terminated                           (29)     $ 11.35           (16)    $ 10.46          (10)     $ 10.69
         Exercised                           (134)     $ 10.30           (73)    $  9.33         (268)     $  8.53
                                             ----                      -----                    -----

Outstanding at end of year                    644      $ 12.23           605     $ 10.92          363      $ 10.75
                                             ====                      =====                    =====

Exercisable at end of year                    185      $ 11.59           164     $ 10.93          163      $ 10.00
                                             ====                      =====                    =====

The Company implemented a non-qualified deferred compensation plan in fiscal 1997. All Plan investments are in common shares of the Company. The deferred compensation plan provides for both Company contributions and participant deferrals of compensation. As of June 30, 2002 there were 41 participants with either partially or fully vested account balances. A total of 124,478 and 111,392 common shares were held in the Plan as of June 30, 2002 and 2001, respectively, and, accordingly, have been recorded as treasury shares.

On the dates indicated, the Company issued the following amounts of common shares as a portion of the purchase price for acquired businesses (see further discussion in Note 12):

         (In thousands, except shares)

                                  Number of                   Stated
             Date               Common Shares                 Value
             ----               -------------                 -----
           1/10/01                 164,145                   $ 2,250
            6/8/01                   5,654                   $    75


On August 14, 2002, the Board of Directors declared a cash dividend of $0.06 per share to be paid September 10, 2002 to shareholders of record on September 3, 2002. Annual cash dividend payments made during fiscal years 2002, 2001, and 2000 were $0.24, $0.26, and $0.26 per share, respectively.

NOTE 9 - LEASES

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,875,000 in 2002, $1,536,000 in 2001, and $1,385,000 in 2000. Minimum annual rental commitments under non-cancelable operating leases are: $1,541,000 in 2003, $1,282,000 in 2004, $1,137,000 in
2005, $1,074,000 in 2006, $1,005,000 in 2007, and $1,117,000 in 2008 and beyond.

NOTE 10 - INCOME TAXES

The following information is provided for the years ended June 30:

          (In thousands)                            2002        2001         2000
                                                    ----        ----         ----
Provision (benefit) for income taxes:
  Current federal                                 $ 5,633     $  5,190     $ 10,773
  Current state and local                             850          588          923
  Deferred                                          2,191          938         (566)
                                                  -------     --------     --------
                                                  $ 8,674     $  6,716     $ 11,130
                                                  =======     ========     ========

Reconciliation to federal statutory rate:
  Federal statutory tax rate                         35.0%        34.8%        35.0%
  State and local taxes, net of federal benefit       2.8          2.2          2.0
  Goodwill and other                                   .1          1.8           .8
                                                  -------     --------     --------
    Effective tax rate                               37.9%        38.8%        37.8%
                                                  =======     ========     ========

The components of deferred income tax assets and (liabilities) at June 30, 2002 and 2001 are as follows:

          (In thousands)                                     2002       2001
                                                             ----       ----

  Reserves against current assets                          $ 1,040    $ 1,054
  Prepaid expenses                                          (2,035)    (1,241)
  Accrued expenses                                           1,110        960
  Depreciation                                              (3,186)    (1,944)
  Goodwill and acquisition costs                               148        160
  Deferred compensation                                        617        516
  Net liabilities from discontinued operations                  --        380
                                                           -------    -------

         Net deferred income tax asset (liability)         $(2,306)   $  (115)
                                                           =======    =======

Reconciliation to the balance sheets as of June 30, 2002 and 2001:

          (In thousands)                                     2002       2001
                                                             ----       ----
Deferred income tax asset (liability) included in:
     Other current assets                                  $    116   $    772
     Net liabilities from discontinued operations                --        380
     Long-term deferred income tax liability                 (2,422)    (1,267)
                                                           --------   --------

         Net deferred income tax asset (liability)         $ (2,306)  $   (115)
                                                           ========   ========

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

        (In thousands)                                         2002          2001           2000
                                                               ----          ----           ----
Cash payments:
       Interest                                              $   714       $    526       $    160
       Income taxes                                          $ 8,003       $  5,124       $ 12,520

Non-cash investing and financing activities:
       Value of common shares issued for
         acquisitions                                        $    --       $  2,325       $     --
                                                             =======       ========       ========

Details of acquisitions:
       Working capital, less cash                            $    --       $  2,948       $     --
       Property, plant & equipment                                --          2,976             --
       Other assets, net                                          --          5,551             --
       Excess of purchase price paid over estimated
            net assets of acquired businesses                  1,603         20,013             --
                                                             -------       --------       --------
                                                               1,603         31,488             --
       Less fair value of common shares issued                    --         (2,325)            --
                                                             -------       --------       --------
            Cash paid for acquisitions                       $ 1,603       $ 29,163       $     --
                                                             =======       ========       ========

NOTE 12 - ACQUISITIONS

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first thirteen months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., continues to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. With the completion of construction of a new facility in the fourth quarter of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall were transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price remained in escrow and Lightron of Cornwall was exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company's Commercial / Industrial Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.4 million, which is recorded as goodwill and is being amortized over forty years.

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The initial consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 164,145 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering's business. In addition, a contingent "earn-out" having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition based upon achievement of certain financial performance. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million was made in the first quarter of fiscal year 2002. The performance in the second earn-out period was above a minumum target and an earn-out payment of $0.9 million will be made in the first quarter of fiscal year 2003. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company's Image Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The initial purchase price, plus the earn-out consideration, exceeded the estimated fair value of net assets acquired by approximately $4.0 million, which has been recorded as goodwill and is being amortized over fifteen years.

NOTE 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     (In thousands except per share data)

                                               Quarter Ended
                                 ---------------------------------------    Fiscal
                                 Sept. 30   Dec. 31   March 31   June 30     Year
                                 --------   -------   --------   -------     ----
2002

     Net sales                   $ 67,049   $76,694   $ 58,261   $57,257   $259,261
     Gross profit                  19,084    21,740     15,897    15,698     72,419
     Income from continuing
         operations                 3,702     4,607      2,549     3,328     14,186

Earnings per share from
         continuing operations
     Basic                       $    .24   $   .29   $    .16   $   .21   $    .90
     Diluted                     $    .23   $   .29   $    .16   $   .21   $    .88(a)

Range of share prices
     High                        $  18.43   $ 18.25   $  22.39   $ 20.80   $  22.39
     Low                         $  12.97   $ 14.13   $  16.30   $ 14.30   $  12.97

2001

     Net sales                   $ 53,609   $59,839   $ 53,935   $66,557   $233,940
     Gross profit                  15,399    17,040     13,975    18,997     65,411
     Income from continuing
         operations                 2,981     3,028      1,225     3,367     10,601

Earnings per share from
         continuing operations
     Basic                       $    .19   $   .20   $    .08   $   .22   $    .68(a)
     Diluted                     $    .19   $   .19   $    .08   $   .21   $    .67

Range of share prices
     High                        $  15.29   $ 14.67   $  14.67   $ 17.97   $  17.97
     Low                         $   9.67   $ 11.00   $  11.83   $ 12.01   $   9.67

2000

     Net sales                   $64,967    $64,221   $53,396    $57,398   $239,982
     Gross profit                 20,115     20,348    15,934     17,378     73,775
     Income from continuing
         operations                5,357      5,646     3,170      4,106     18,279

Earnings per share from
         continuing operations
     Basic                       $   .35    $   .37   $   .21    $   .27   $   1.20
     Diluted                     $   .34    $   .37   $   .20    $   .26   $   1.18(a)

Range of share prices
     High                        $ 16.83    $ 17.00   $ 14.37    $ 14.77   $  17.00
     Low                         $ 15.09    $ 17.00   $  9.79    $  8.33   $   8.33

(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 22, 2002, there were 413 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

                                   2002         2001         2000         1999         1998
                                   ----         ----         ----         ----         ----
Net sales                        $ 259,261    $ 233,940    $ 239,982    $ 231,722    $ 193,439
Cost of products sold              186,842      168,529      166,207      159,145      132,872
Operating expenses                  49,039       48,175       45,219       45,349       40,373
                                 ---------    ---------    ---------    ---------    ---------

     Operating income               23,380       17,236       28,556       27,228       20,194
Interest (income)                      (51)        (630)      (1,057)        (477)        (143)
Interest expense                       575          607          189          224          106
Other (income) expense                  (4)         (58)          15           95          108
                                 ---------    ---------    ---------    ---------    ---------

Income from continuing opera-
     tions before income taxes      22,860       17,317       29,409       27,386       20,123
Income taxes                         8,674        6,716       11,130       10,285        7,536
                                 ---------    ---------    ---------    ---------    ---------

Income from continuing
     operations                  $  14,186    $  10,601    $  18,279    $  17,101    $  12,587
                                 =========    =========    =========    =========    =========

Net income                       $  14,186    $   9,878    $  17,279    $  17,101    $  12,587
                                 =========    =========    =========    =========    =========

Earnings per common share from
     continuing operations
         Basic                   $     .90    $     .68    $    1.20    $    1.15    $     .88
         Diluted                 $     .88    $     .67    $    1.18    $    1.13    $     .86

Cash dividends paid per share    $     .24    $     .26    $     .26    $     .22    $     .19

Weighted average common shares
         Basic                      15,715       15,537       15,293       14,825       14,339
         Diluted                    16,047       15,785       15,531       15,132       14,685

Balance Sheet Data:
     (At June 30)                  2002         2001         2000         1999         1998
                                   ----         ----         ----         ----         ----
Working capital                  $  55,793    $  62,119    $  61,139    $  49,615    $  40,237
Total assets                       189,842      181,759      146,783      137,714      110,316
Long-term debt,
     including current
     maturities                     18,053       23,990        1,701        1,901        1,195

Shareholders' equity               139,349      127,193      118,212      102,752       78,657

                      LSI INDUSTRIES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                 (In Thousands)

       COLUMN A                               COLUMN B       COLUMN C          COLUMN D       COLUMN E
       --------                               --------       --------          --------       --------
                                                             Additions
                                              Balance       Charged to                         Balance
                                             Beginning       Costs and           (a)           End of
Description                                  of Period       Expenses         Deductions       Period
-----------                                  ---------       --------         ----------       ------
Allowance for Doubtful Accounts:

     Year Ended June 30, 2002                  $1,745          $  772           $  (873)       $1,644
     Year Ended June 30, 2001                  $1,239          $  996 (b)       $  (490)       $1,745
     Year Ended June 30, 2000                  $1,213          $   97           $   (71)       $1,239


Inventory Obsolescence Reserve:

     Year Ended June 30, 2002                  $1,050          $  783           $  (476)       $1,357
     Year Ended June 30, 2001                  $  794          $  608 (c)       $  (352)       $1,050
     Year Ended June 30, 2000                  $1,083          $  194           $  (483)       $  794


Liabilities from Discontinued Operations:

     Year Ended June 30, 2002                  $1,091          $   --           $(1,091)       $   --
     Year Ended June 30, 2001                  $2,745          $1,110           $(2,764)       $1,091
     Year Ended June 30, 2000                  $  755          $1,538           $   452 (d)    $2,745

(a) For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

(b)  Includes $274 resulting from net assets purchased in fiscal year 2001.

(c)  Includes $83 resulting from net assets purchased in fiscal year 2001.

(d)  Represents settlement received of $608 less payments made of $156.