Form 10-Q
period 2002-09-30
LSI INDUSTRIES INC
filed 2002-11-06
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

YES     X          NO

Common Shares, no par value. Shares outstanding at November 1, 2002: 15,762,104

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
                  of Operations......................................   12

       ITEM 3.  Quantitative and Qualitative Disclosures about
                  Market Risk........................................   16

       ITEM 4.  Controls and Procedures..............................   16

PART II.  Other Information

       ITEM 6.  Exhibits and Reports on Form 8-K.....................   16

Signatures...........................................................   17

Certifications of Principal Executive Officer
and Principal Financial Officer......................................   18

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains forward-looking statements regarding the earnings and projected business, among other things. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               LSI INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30
                                                       -------------------------
(in thousands, except per                                2002            2001
 share data)                                           --------        ---------

Net sales                                              $ 56,045        $ 67,049

Cost of products sold                                    40,991          47,965
                                                       --------        --------

     Gross profit                                        15,054          19,084

Selling and administrative expenses                      12,304          12,784
                                                       --------        --------
     Operating income                                     2,750           6,300

Interest (income)                                            (3)            (12)

Interest expense                                            117             248
                                                       --------        --------
     Income before income taxes                           2,636           6,064

Income tax expense                                          421           2,362
                                                       --------        --------
     Net income                                        $  2,215        $  3,702
                                                       ========        ========

Earnings per common share

     Basic                                             $    .14        $    .24

     Diluted                                           $    .14        $    .23

Weighted average common shares outstanding

     Basic                                               15,772          15,675
                                                         ======          ======

     Diluted                                             15,955          15,984
                                                         ======          ======

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share amounts)                    September 30,  June 30,
                                                             2002       2002
                                                        ------------- ----------
ASSETS
------

Current Assets
     Cash and cash equivalents                            $     91     $    357
     Accounts and notes receivable                          38,578       42,273
     Inventories                                            38,955       38,846
     Other current assets                                    4,583        4,700
                                                          --------     --------
         Total current assets                               82,207       86,176

Property, Plant and Equipment, net                          55,722       54,825

Goodwill, net                                               41,825       41,825

Intangible Assets, net                                       5,558        5,679

Other Assets, net                                            1,315        1,337
                                                          --------     --------
                                                          $186,627     $189,842
                                                          ========     ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                 $    368     $    365
     Accounts payable                                       12,896       14,910
     Accrued expenses                                       11,526       15,108
                                                          --------     --------
         Total current liabilities                          24,790       30,383

Long-Term Debt                                              18,841       17,688

Deferred Income Taxes                                        2,451        2,422

Shareholders' Equity
     Preferred shares, without par value;
         Authorized 1,000,000 shares; none issued             --           --
     Common shares, without par value;
         Authorized 30,000,000 shares;
         Outstanding 15,760,224 and 15,776,702
            shares, respectively                            52,425       52,497
     Retained earnings                                      88,120       86,852
                                                          --------     --------
         Total shareholders' equity                        140,545      139,349
                                                          --------     --------
                                                          $186,627     $189,842
                                                          ========     ========

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

                               LSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(In thousands)                                              Three Months Ended
                                                                September 30
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
Cash Flows from Operating Activities
  Net income                                                 $ 2,215    $ 3,702
  Non-cash items included in income
    Depreciation and amortization                              1,386      1,516
    Deferred income taxes                                         29         30
    Deferred compensation plan                                    95         40

  Changes in
    Accounts receivable                                        3,695      1,188
    Inventories                                                 (109)    (3,860)
    Accounts payable and other                                (5,457)     3,789
    Net liabilities from discontinued operations                --         (708)
                                                             -------     -------
      Net cash flows from operating activities                 1,854      5,697
                                                             -------     -------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment                   (2,162)      (968)
                                                             -------     -------
      Net cash flows from investing activities                (2,162)      (968)
                                                             -------     -------
Cash Flows from Financing Activities
  Increase (decrease) of borrowings under line of credit        --        2,848
  Payment of long-term debt                                      (84)    (7,066)
  Proceeds from issuance of long-term debt                     1,240       --
  Cash dividends paid                                           (947)      (889)
  Exercise of stock options                                     --          352
  Purchase of treasury shares                                   (167)      (112)
                                                             -------     -------
      Net cash flows from financing activities                    42     (4,867)
                                                             -------     -------
Increase (decrease) in cash and cash equivalents                (266)      (138)

Cash and cash equivalents at beginning of year                   357        340
                                                             -------     -------
Cash and cash equivalents at end of period                   $    91    $   202
                                                             =======    =======

Supplemental Cash Flow Information
  Interest paid$                                                  92    $   260
  Income taxes paid                                          $    74    $   172

The  accompanying  Notes to Financial  Statements  are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2002, and the results of its operations and its cash flows for the periods ended September 30, 2002 and 2001. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2002 annual report.

NOTE 2:    RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 142 effective July 1, 2002 and is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to its implementation. Information related to the Company's goodwill and intangible assets is presented in Note 7.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted both SFAS No. 143 and No. 144 effective July 1, 2002 with no significant impact on its financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” (SFAS) No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company is currently evaluating the impact of these statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

NOTE 3:    BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt (since the January 1, 2001 acquisition). The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron (since the November 21, 2000 acquisition). The Company’s most significant market is the petroleum / convenience store market with approximately 29% and 34% of net sales concentrated in this market in the three months ended September 30, 2002 and 2001, respectively.

The following information is provided for the following periods:

                                                           Three Months Ended
                                                              September 30
                                                        ----------------------
                                                          2002          2001
            (In thousands)                              --------      --------
     Net sales:
        Image Segment                                   $ 33,254      $ 41,535
        Commercial / Industrial Lighting Segment          22,791        25,514
                                                        --------      --------
                                                        $ 56,045      $ 67,049
                                                        ========      ========

     Operating income:
        Image Segment                                   $  2,103      $  5,181
        Commercial / Industrial Lighting Segment             647         1,119
                                                        --------      --------
                                                        $  2,750      $  6,300
                                                        ========      ========

     Capital expenditures:
        Image Segment                                  $     560     $     553
        Commercial / Industrial Lighting Segment           1,602           415
                                                        --------      --------
                                                       $   2,162     $     968
                                                       =========     =========

     Depreciation and amortization:
        Image Segment                                  $     672     $     833
        Commercial / Industrial Lighting Segment             714           683
                                                        --------      --------
                                                       $   1,386     $   1,516
                                                       =========     =========

                                                            September 30
                                                      -------------------------
                                                        2002             2001
                                                      --------         --------
     Identifiable assets:

        Image Segment                                 $ 94,101         $107,509
        Commercial / Industrial Lighting Segment        90,626           76,746
                                                      --------         --------
                                                       184,727          184,255
        Corporate                                        1,900            1,138
                                                      --------         --------
                                                      $186,627         $185,393
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

NOTE 4:    EARNINGS PER COMMON SHARE

All share and per share data have been restated to reflect the Company’s 3-for-2 stock split which was effective November 29, 2001. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

                                                           Three Months Ended
                                                              September 30
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
BASIC EARNINGS PER SHARE

     Net income                                          $ 2,215       $ 3,702
                                                         =======       =======

     Weighted average shares
         outstanding during the period,
         net of treasury shares                           15,772        15,675
                                                         =======       =======
     Basic earnings per share                            $   .14       $   .24
                                                         =======       =======

                                                           Three Months Ended
                                                              September 30
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
DILUTED EARNINGS PER SHARE
     Net income                                          $ 2,215       $ 3,702
                                                         =======       =======
     Weighted average shares
         outstanding during the period,
         net of treasury shares                           15,772        15,675
     Effect of dilutive securities (A):
         Impact of common shares to be
         issued under stock option plans,
         a deferred compensation plan
         and contingently issuable shares                    183           309
                                                         -------       -------
     Weighted average shares
         outstanding (B)                                  15,955        15,984
                                                         =======       =======
     Diluted earnings per share                          $   .14       $   .23
                                                         =======       =======

(A)    Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)    Options to purchase 298,681 common shares and 1,223 common shares during the three month periods ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:    ACCOUNTS AND NOTES RECEIVABLE

The Image Segment has certain customers that have some concentration of accounts or notes receivable. As of September 30, 2002, one petroleum / convenience store customer owes the Company a total of $2.4 million, of which $2.2 million is supported by a collateralized note receivable. Additionally, as of September 30, 2002, the Company has open accounts receivable as well as dedicated inventory related to Kmart with a total exposure of approximately $1.7 million. The Company believes that to the extent amounts are ultimately not collectible, adequate reserves have been established.

NOTE 6:     BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):
                                            September 30, 2002     June 30, 2002
                                            ------------------     -------------

                  Inventories
                    Raw Materials                 $17,391              $17,316
                    Work-in-Process and
                      Finished Goods               21,564               21,530
                                                  -------              -------
                                                  $38,955              $38,846
                                                  =======              =======

                Accrued Expenses
                  Compensation and benefits       $ 4,659              $ 8,136
                  Customer prepayments              1,898                1,505
                  Other accrued expenses            4,969                5,467
                                                  -------              -------
                                                  $11,526              $15,108
                                                  =======              =======

NOTE 7:     GOODWILL AND INTANGIBLE ASSETS

The following tables present information about the Company’s Goodwill and Intangible Assets on the dates or for the periods indicated.
(in thousands)       As of September 30, 2002            As of June 30, 2002
                  -------------------------------  -----------------------------
                   Carrying Accumulated            Carrying Accumulated
                    Amount  Amortization     Net     Amount Amortization   Net
                  --------- ------------ --------  -------- ------------ -------

Goodwill           $46,024    $ 4,199     $41,825   $46,024   $ 4,199    $41,825
                   =======    =======     =======   =======   =======    =======

Intangible Assets  $ 6,450    $   892     $ 5,558   $ 6,450   $   771    $ 5,679
                   =======    =======     =======   =======   =======    =======

                                                      Amortization Expense
                                              ----------------------------------
                                                           Intangible
                                              Goodwill       Assets        Total
Three months ended:                           --------     ----------      -----

September 30, 2002                              $--           $121          $121

September 30, 2001                              $333          $121          $454
The following table presents the effect of the Company's adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).
(In thousands, except per                          For the Three Months Ended
share data)                                        --------------------------
                                                   9/30/02            9/30/01
                                                   -------            -------
       Net Income:
         Reported net income                        $2,215             $3,702
         Add back:  Goodwill
           amortization, net of tax                     --                230
                                                    ------             ------
         Adjusted net income                        $2,215             $3,932
                                                    ======             ======
       Basic Earnings Per Share:
         Reported basic earnings
           per share                                $  .14             $  .24
         Goodwill amortization                          --                .01
                                                    ------             ------
         Adjusted basic earnings
           per share                                $  .14             $  .25
                                                    ======             ======
       Diluted Earnings Per Share:
         Reported diluted earnings
           per share                                $  .14             $  .23
         Goodwill amortization                          --                .01
                                                    ------             ------
         Adjusted diluted earnings
           per share                                $  .14             $  .24
                                                    ======             ======

NOTE 8:    REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of September 30, 2002 the available portion of this line of credit was $32.3 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2003. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2005. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At September 30, 2002 the average interest rate on borrowings under this revolving line of credit was approximately 2.3%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

          Long-term debt:  (In thousands)             September 30,   June 30,
                                                           2002         2002
                                                      -------------   ---------

           Revolving Line of Credit
             (3 year committed line)                      $17,662       $16,422
           Industrial Revenue Development
             Bond at 1.85%                                    780           780
           Equipment loans (average rate of 4.8%)             767           851
                                                          -------       -------
                Total long-term debt                       19,209        18,053

           Less current maturities of long-term debt          368           365
                                                          -------       -------
                Long-term debt                            $18,841       $17,688
                                                          =======       =======

NOTE 9:     CASH DIVIDENDS

The Company paid cash dividends of $947,000 and $889,000 in the three month periods ended September 30, 2002 and 2001, respectively. In October 2002, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $946,000) payable on November 12, 2002 to shareholders of record November 5, 2002.

NOTE 10:    SHAREHOLDERS' EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 140,956 and 124,478 common shares were held in the Plan as of September 30, 2002 and June 30, 2002, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands, unaudited)

                                               Three Months Ended
                                                 September 30
                                            -------------------------
                                             2002               2001
                                            -------           -------
     Image Segment                          $33,254           $41,535
     Commercial / Industrial
     Lighting Segment                        22,791            25,514
                                            -------           -------
                                            $56,045           $67,049
                                            =======           =======

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

        Net sales of $56,045,000 in the first quarter of fiscal 2003 decreased 16% from the first quarter fiscal 2002 net sales of $67,049,000. Commercial / Industrial Lighting Segment net sales decreased 11% and Image Segment net sales decreased 20% as compared to the prior year. The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic softness in the commercial / industrial market. The decrease in Image Segment net sales is primarily attributed to continued softness in the petroleum / convenience store market for both lighting and graphics products. Additionally, net sales of the current significant menu board program that concludes in the second quarter were down 41% as compared to last year’s first quarter. A new menu board program, with shipments scheduled to begin late in the third quarter of fiscal 2003, has been identified to replace a good portion of this business. Net sales of the Image Segment to the petroleum / convenience store market represented 29% and 34% of total net sales in first quarters of fiscal 2003 and fiscal 2002, respectively. Sales to this market decreased 27% in the first quarter of fiscal 2003 as compared to the same period last year due to general economic conditions in this market and much lower volume associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East have had the effect of reducing spending by the major oil companies. The Company believes this slow down is temporary and that the re-imaging programs will start back up in the second half of fiscal 2003. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2003 as competitive pricing pressures held price increases to a minimum.

        Gross profit of $15,054,000 in the first quarter of fiscal 2003 decreased 21% from last year’s gross profit of $19,084,000. The decrease in amount of gross profit is due primarily to the 16% decrease in net sales. Selling and administrative expenses decreased 4% to $12,304,000 from $12,784,000. The Company recorded $1.1 million more bad debt expense in the first quarter of fiscal 2003 as compared to the same period last year with just over half of the bad debt provision related to recent Image Segment customer bankruptcy filings and the remainder to provide additional reserves for unknown loss exposures. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. First quarter 2002 selling and administrative expense includes $333,000 of goodwill amortization expense. See Note 7 to these financial statements for further discussion. Excluding the goodwill amortization and incremental bad debt expense, selling and administrative expenses in the first quarter of fiscal 2003 as compared to the same period last year would have decreased 10%, primarily as a result of the 16% reduction in net sales. As a percentage of net sales, selling and administrative expenses were at 22.0% in the first quarter of fiscal 2003 as compared to 19.1% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $313,000 ($0.01 per share, diluted) in the first quarter of fiscal 2003, as compared to expense of $134,000 ($0.01 per share, diluted) in the same period last year. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported interest expense of $117,000 in the first quarter of fiscal 2003 as compared to $248,000 in the same period last year. The change between years is primarily reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the first quarter of fiscal 2003 was reduced to 16.0%, compared to 39.0% last year, as a result of the Company recording federal and state income tax credits that had not previously been recognized. The Company expects a 37½% effective income tax rate in the remaining quarters of fiscal 2003.

        Net income of $2,215,000 in the first quarter of fiscal 2003 decreased 40% from $3,702,000 in the same period last year. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, interest expense and income taxes. Diluted earnings per share of $0.14 in the first quarter of fiscal 2003 decreased 39% from $0.23 per share reported in the same period of fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2003 was 15,955,000 shares as compared to 15,984,000 shares in the same period of last year.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At September 30, 2002 the Company had working capital of $57.4 million, compared to $55.8 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.32 to 1 from 2.84 to 1. The increased working capital is primarily attributed to increased inventories, and decreased accounts payable and accrued expenses, partially offset by decreased accounts and notes receivable, and decreased cash and other current assets. The reduction in accounts receivable is attributed to both lower net sales in the first quarter of fiscal 2003 as compared to last year’s fourth quarter and to a reduction in the days sales outstanding. The reduction in accrued expenses is primarily due to the first quarter funding of compensation and benefit plans.

        The Company generated $1.9 million of cash from operating activities in the first quarter of fiscal 2003 as compared to $5.7 million in the same period of fiscal 2002. The decrease in net cash flows from operating activities in the first quarter of fiscal 2003 is primarily the net result of decreased net income, decreases in accounts payable and accrued expenses, and decreased depreciation and amortization expense, partially offset by a larger decrease in accounts receivable and less of an increase in inventories.

        As of September 30, 2002, the Company’s days sales outstanding were at approximately 64 days, the same as at June 30, 2002. Net accounts and notes receivables were $38.6 million and $42.3 million at September 30, 2002 and June 30, 2002, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note at $2.2 million and the unsecured receivable at $0.2 million as of September 30, 2002. This note provides for scheduled payments and is to be paid in full by an extended date of April 30, 2003. The Company also has unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure is approximately $1.7 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. Two additional customers in the Image Segment filed bankruptcy subsequent to September 30, 2002. The Company recorded an additional $1.0 million bad debt expense and $0.2 million inventory obsolescence expense as a result of these unexpected bankruptcies, with just over half of this total expense to cover exposure to these bankruptcies and the remainder to provide additional reserves for unknown loss exposures. The four customers discussed above represent approximately 10% of the Company’s total net accounts and notes receivable. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Cash generated from operations is the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of October 25, 2002 there was approximately $34.4 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2005 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2003. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $2.2 million in the first quarter of fiscal 2003 compares to $1.0 million in the same period of fiscal 2002. The primary cause of the increased spending is the completion of the new manufacturing facility and equipment installation for LSI Lightron. Capital expenditures in fiscal 2003 are expected to be approximately $8 million, exclusive of business acquisitions.

        The Company generated less than $0.1 million in financing activities in the first quarter of fiscal 2003 as compared to a use of $4.9 million in the same period of fiscal 2002. The change is the net result of a $1.2 million borrowing of long-term debt in the first quarter of fiscal 2003 as compared to a net $5.4 million repayment of funded debt in the same period of fiscal 2002, and the difference between years in the amount of stock options exercised.

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so into fiscal 2004. A certain portion of the $7.5 million of software expenditures that are capitalized to date are being depreciated by the subsidiary companies currently using the software. More of this capitalized asset will be depreciated as additional companies implement this software, with scheduled full write-off to occur in fiscal 2008. Some additional capitalization of this internal-use software is expected.

        On October 21, 2002 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $946,000), payable November 12, 2002 to shareholders of record on November 5, 2002. During the first quarter of fiscal 2003, the Company paid cash dividends in the amount of $947,000, as compared to $889,000 in the same period of fiscal 2002.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 142 effective July 1, 2002 and is currently evaluating the impact to its financial statements, financial position, results of operations and cash flows related to its implementation. Information related to the Company's goodwill and intangible assets is presented in Note 7.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted both SFAS No. 143 and No. 144 effective July 1, 2002 with no significant impact on its financial condition or results of operations.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” (SFAS) No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company is currently evaluating the impact of these statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed as of September 23, 2002 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

(b)

Changes in Internal Controls.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls after the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No. 10.1	Description of Exhibit LSI Industries Inc. Nonqualified Deferred Compensation Plan, and Rabbi Trust Agreement

b)	Reports on Form 8-K None

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

November 1, 2002

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

        I, Robert J. Ready, the principal executive officer of LSI Industries Inc., certify that:

        1.   I have reviewed this quarterly report on Form 10-Q of LSI Industries Inc.;

        2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                 (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                 5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                 (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                 (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 1, 2002

/s/ Robert J. Ready Robert J. Ready Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

        I, Ronald S. Stowell, the principal financial officer of LSI Industries Inc., certify that:

        1.   I have reviewed this quarterly report on Form 10-Q of LSI Industries Inc.;

        2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                 (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                 5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                 (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                 (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 1, 2002

/s/ Ronald S. Stowell Ronald S. Stowell Principal Financial Officer

CERTIFICATION OF ROBERT J. READY

Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of LSI Industries Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 (the “Report”), I, Robert J. Ready, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Ready
Robert J. Ready
Chairman of the Board, Chief Executive Officer
and President

November 1, 2002

CERTIFICATION OF RONALD S. STOWELL

Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of LSI Industries Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 (the “Report”), I, Ronald S. Stowell, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer

November 1, 2002