Form 10-Q
period 2002-12-31
LSI INDUSTRIES INC
filed 2003-02-12
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio                      IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio 45242

(513) 793-3200

        Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES   [X]    NO [   ]

        Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES   [X]    NO [   ]

        Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

        Common Shares, no par value: Shares outstanding at February 3, 2003: 15,767,751

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2002

INDEX

		Begins on Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 6.	Exhibits and Reports on Form 8-K	20
Signatures		20
Certifications of Principal Executive Officer and Principal Financial Officer		21

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in thousands, except per share data)	2002	2001	2002	2001
Net sales	$57,275	$76,694	$113,320	$143,743
Cost of products sold	42,255	54,954	83,246	102,919

Gross profit	15,020	21,740	30,074	40,824
Selling and administrative expenses	10,624	14,133	22,928	26,917

Operating income	4,396	7,607	7,146	13,907
Interest (income)	(8)	(36)	(11)	(48)
Interest expense	106	178	223	426

Income before income taxes	4,298	7,465	6,934	13,529
Income tax expense	1,611	2,858	2,032	5,220

Net income	$2,687	$4,607	$4,902	$8,309
Earnings per common share
Basic	$.17	$.29	$.31	$.53

Diluted	$.17	$.29	$.31	$.52

Weighted average common shares outstanding
Basic	15,763	15,689	15,767	15,682

Diluted	15,929	15,994	15,941	15,991

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	June 30, 2002
(In thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$354	$357
Accounts and notes receivable, net	34,582	42,273
Inventories	37,822	38,846
Other current assets	2,442	4,700

Total current assets	75,200	86,176
Property, Plant and Equipment, net	55,820	54,825
Goodwill, net	41,825	41,825
Intangible Assets, net	5,436	5,679
Other Assets, net	1,291	1,337
	$179,572	$189,842

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$240	$365
Accounts payable	11,073	14,910
Accrued expenses	11,702	15,108

Total current liabilities	23,015	30,383
Long-Term Debt	11,672	17,688
Deferred Income Taxes	2,482	2,422
Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 15,768,741 and 15,776,702
shares, respectively	52,542	52,497
Retained earnings	89,861	86,852

Total shareholders' equity	142,403	139,349

	$179,572	$189,842

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2002	2001
(In thousands)
Cash Flows from Operating Activities
Net income	$4,902	$8,309
Non-cash items included in income
Depreciation and amortization	2,692	3,030
Deferred income taxes	60	618
Deferred compensation plan	128	133
Changes in
Accounts receivable	7,691	3,748
Inventories	1,024	(4,128)
Accounts payable and other	(4,939)	2,272
Net liabilities from discontinued operations	--	(709)
Net cash flows from operating activities	11,558	13,273
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(3,444)	(6,282)
Net cash flows from investing activities	(3,444)	(6,282)
Cash Flows from Financing Activities
Increase (decrease) of borrowings under line of credit	--	(552)
Payment of long-term debt	(7,381)	(5,168)
Proceeds from issuance of long-term debt	1,240	--
Cash dividends paid	(1,893)	(1,830)
Exercise of stock options	91	512
Purchase of treasury shares	(174)	(187)
Net cash flows from financing activities	(8,117)	(7,225)
Increase (decrease) in cash and cash equivalents	(3)	(234)
Cash and cash equivalents at beginning of year	357	340
Cash and cash equivalents at end of period	$354	$106
Supplemental Cash Flow Information
Interest paid$	184	$456
Income taxes paid	$187	$4,362

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:      INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of December 31, 2002, and the results of its operations and its cash flows for the periods ended December 31, 2002 and 2001. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2002 annual report.

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

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables." This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company is currently evaluating the impact of this consensus, but does not expect any significant impact on its financial condition or results of operations upon implementation.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company's fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company's fiscal 2003 third quarter). The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations upon implementation.

NOTE 3:      BUSINESS SEGMENT INFORMATION

LSI operates in two business segments - the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Metal Fabrication, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company's most significant market is the petroleum / convenience store market with approximately 31% and 36% of net sales concentrated in this market in the three months ended December 31, 2002 and 2001, respectively, and approximately 30% and 35% of net sales concentrated in this market in the six months ended December 31, 2002 and 2001, respectively.

The following information is provided for the following periods:

	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
(In thousands)
Net sales:
Image Segment	$34,892	$51,724	$68,146	$93,259
Commercial / Industrial Lighting Segment	22,383	24,970	45,174	50,484

	$57,275	$76,694	$113,320	$143,743

Operating income:
Image Segment	$3,687	$6,574	$5,790	$11,756
Commercial / Industrial Lighting Segment	709	1,033	1,356	2,151

	$4,396	$7,607	$7,146	$13,907

Capital expenditures:
Image Segment	$666	$889	$1,226	$1,442
Commercial / Industrial Lighting Segment	616	4,425	2,218	4,840

	$1,282	$5,314	$3,444	$6,282

Depreciation and amortization:
Image Segment	$686	$878	$1,358	$1,711
Commercial / Industrial Lighting Segment	620	636	1,334	1,319

	$1,306	$1,514	$2,692	$3,030

	December 31		June 30
	2002	2001	2002	2001
Identifiable assets:
Image Segment	$89,256	$107,057	$98,707	$105,072
Commercial / Industrial Lighting Segment	89,857	79,127	88,960	75,416

	179,113	186,184	187,667	180,488
Corporate	459	1,575	2,175	1,271

	$179,572	$187,759	$189,842	$181,759

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

NOTE 4:      EARNINGS PER COMMON SHARE

All share and per share data have been restated to reflect the Company’s 3-for-2 stock split which was effective November 29, 2001. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
BASIC EARNINGS PER SHARE
Net income	$2,687	$4,607	$4,902	$8,309

Weighted average shares
outstanding during the period,
net of treasury shares	15,763	15,689	15,767	15,682

Basic earnings per share	$.17	$.29	$.31	$.53

	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
DILUTED EARNINGS PER SHARE
Net income	$2,687	$4,607	$4,902	$8,309

Weighted average shares
outstanding during the period,
net of treasury shares	15,763	15,689	15,767	15,682
Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan
and contingently issuable shares	166	305	174	309

Weighted average shares
outstanding (B)	15,929	15,994	15,941	15,911

Diluted earnings per share	$.17	$.29	$.31	$.52

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 293,560 common shares and 3,000 common shares during the three month periods ended December 31, 2002 and 2001, respectively, and options to purchase 295,220 common shares and 2,111 common shares during the six month periods ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5: ACCOUNTS AND NOTES RECEIVABLE

The Image Segment has certain customers that have some concentration of accounts or notes receivable. As of December 31, 2002, one petroleum / convenience store customer owes the Company a total of $2.1 million, of which $1.9 million is supported by a collateralized note receivable. Additionally, as of December 31, 2002, the Company has open accounts receivable as well as dedicated inventory related to Kmart with a total exposure of approximately $1.7 million. The Company believes that to the extent amounts are ultimately not collectible, adequate reserves have been established.

NOTE 6:      BALANCE SHEET DATA

        The following information is provided as of the dates indicated (in thousands):

	December 31, 2002	June 30, 2002
Inventories
Raw Materials	$17,978	$17,316
Work-in-Process and
Finished Goods	19,844	21,530

	$37,822	$38,846

Accrued Expenses
Compensation and benefits	$5,105	$8,136
Customer prepayments	1,756	1,505
Accrued income taxes	1,400	1,354
Other accrued expenses	3,441	4,113

	$11,702	$15,108

NOTE 7:       GOODWILL AND INTANGIBLE ASSETS

The Company has completed the first phase of the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that has goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets. Based upon this analysis, there is an indication that the recorded net goodwill of two reporting units in the Commercial / Industrial Lighting Segment (totaling $23,593,000) and two reporting units in the Image Segment (totaling $3,868,000) may be significantly impaired. The second phase of the transitional goodwill impairment test and final determination of the amount of impairment will be completed not later than June 2003. The impairment will be a non-cash and non-operating charge, booked net of income tax as a change in accounting methods, and will be recorded as of the date of adoption of SFAS No. 142, July 1, 2002.

The following tables present information about the Company’s Goodwill and Intangible Assets on the dates or for the periods indicated. (in thousands)

	Image Segment	Commercial/ Industrial Lighting Segment	Total
Carrying Amount (cost)
of Goodwill	$20,671	$25,353	$46,024

Goodwill, net, as of
June 30, 2002	$17,911	$23,914	$41,825
Goodwill acquired
during fiscal 2003	--	--	--
Impairment losses	--	--	--
Goodwill, net, as of
December 31, 2002	$17,911	$23,914	$41,825

(in thousands)

	Image Segment	Commercial/ Industrial Lighting Segment	Total
Carrying Amount (cost)
of Intangibles	$--	$6,450	$6,450

Intangible Assets, net, as
of June 30, 2002	$--	$5,679	$5,679
Intangible Assets acquired
during fiscal 2003	--	--	--
Amortization Expense	--	(243)	(243)
Impairment losses	--	--	--

Intangible Assets, net, as
of December 31, 2002	$--	$5,436	$5,436

	Amortization Expense
	Goodwill	Intangible Assets	Total
Three months ended:
December 31, 2002	$--	$122	$122

December 31, 2001	$335	$122	$457

Six months ended:
December 31, 2002	$--	$243	$243

December 31, 2001	$668	$243	$911

The following table presents the effect of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).

	Three Months Ended		Six Months Ended
	12/31/02	12/31/01	12/31/02	12/31/01
(In thousands, except per
share data)
Reported net income	$2,687	$4,607	$4,902	$8,309
Add back: Goodwill
amortization, net of tax	--	231	--	461

Adjusted net income	$2,687	$4,838	$4,902	$8,770

Basic Earnings Per Share:
Reported basic earnings
per share	$.17	$.29	$.31	$.53
Goodwill amortization	--	.02	--	.03

Adjusted basic earnings
per share	$.17	$.31	$.31	$.56

Diluted Earnings Per Share:
Reported diluted earnings
per share	$.17	$.29	$.31	$.52
Goodwill amortization	--	.01	--	.03

Adjusted diluted earnings
per share	$.17	$.30	$.31	$.55

NOTE 8:          REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of December 31, 2002 the available portion of this line of credit was $39.1 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2003. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2005. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At December 31, 2002 the average interest rate on borrowings under this revolving line of credit was approximately 2.2%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

Long-term debt:         (In thousands)

	December 31, 2002	June 30, 2002
Revolving Line of Credit (3 year committed line)	$10,878	$16,422
Industrial Revenue Development Bond at 1.67%	780	780
Equipment loans (average rate of 7.4%)	254	851

Total long-term debt	11,912	18,053
Less current maturities of long-term debt	240	365

Long-term debt	$11,672	$17,688

NOTE 9:      CASH DIVIDENDS

The Company paid cash dividends of $1,893,000 and $1,830,000 in the six month periods ended December 31, 2002 and 2001, respectively. In January 2003, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $946,000) payable on February 18, 2003 to shareholders of record February 11, 2003.

NOTE 10:      SHAREHOLDERS’ EQUITY

The Company has a non-qualified Deferred Compensation Plan with all Plan investments in common shares of the Company. A total of 141,439 and 124,478 common shares were held in the Plan as of December 31, 2002 and June 30, 2002, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

   (In thousands, unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
Image Segment	$34,892	$51,724	$68,146	$93,259
Commercial / Industrial
Lighting Segment	22,383	24,970	45,174	50,484

	$57,275	$76,694	$113,320	$143,743

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2001

        Net sales of $57,275,000 in the second quarter of fiscal 2003 decreased 25% from the second quarter fiscal 2002 net sales of $76,694,000. Commercial / Industrial Lighting Segment net sales decreased 10% and Image Segment net sales decreased 33% as compared to the prior year. The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic softness in the commercial / industrial market. The decrease in Image Segment net sales is primarily attributed to continued softness in the petroleum / convenience store market for both lighting and graphics products. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter were down 65% as compared to last year’s second quarter. The Company expects some additional sales in the third and fourth quarters of fiscal 2003 as the remaining restaurants implement this new menu board system. A different customer, who had previously indicated that they would initiate a new menu board program late in the third quarter of fiscal 2003, has now postponed the program at least six months. Net sales of the Image Segment to the petroleum / convenience store market represented 31% and 36% of total net sales in second quarters of fiscal 2003 and fiscal 2002, respectively. Sales to this market decreased 37% in the second quarter of fiscal 2003 as compared to the same period last year due to general economic conditions in this market and much lower volume associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East have had the effect of reducing spending by the major oil companies. The Company believes this slow down is temporary and that the re-imaging programs will start back up in the second half of fiscal 2003. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2003 as competitive pricing pressures held price increases to a minimum. During this temporary period of economic softness, in certain situations the Company has accepted lower-than-normal sales prices and lower-than-normal margins where necessary to protect market share.

        Gross profit of $15,020,000 in the second quarter of fiscal 2003 decreased 31% from last year’s gross profit of $21,740,000. The decrease in amount of gross profit is due primarily to the 25% decrease in net sales, product mix and competitive pressures. Selling and administrative expenses decreased 25% to $10,624,000 from $14,133,000, with the reduction primarily the result of reduced sales. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. Second quarter 2002 selling and administrative expense includes $335,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 18.5% in the second quarter of fiscal 2003 as compared to 18.4% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $296,000 ($0.01 per share, diluted) in the second quarter of fiscal 2003, as compared to expense of $173,000 ($0.01 per share, diluted) in the same period last year. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported interest expense of $106,000 in the second quarter of fiscal 2003 as compared to $223,000 in the same period last year. The change between years is primarily reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the second quarter of fiscal 2003 was 37.5% as compared to 38.3% in the same period last year.

        Net income of $2,687,000 in the second quarter of fiscal 2003 decreased 42% from $4,607,000 in the same period last year. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, interest expense and income taxes. Diluted earnings per share of $0.17 in the second quarter of fiscal 2003 decreased 41% from $0.29 per share reported in the same period of fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2003 was 15,929,000 shares as compared to 15,994,000 shares in the same period of last year.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED
TO SIX MONTHS ENDED DECEMBER 31, 2001

        Net sales of $113,320,000 in the second quarter of fiscal 2003 decreased 21% from the first half fiscal 2002 net sales of $143,743,000. Commercial / Industrial Lighting Segment net sales decreased 11% and Image Segment net sales decreased 27% as compared to the prior year. The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic softness in the commercial / industrial market. The decrease in Image Segment net sales is primarily attributed to continued softness in the petroleum / convenience store market for both lighting and graphics products. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter of fiscal 2003 were down 56% as compared to last year’s first half. The Company expects some additional sales in the third and fourth quarters of fiscal 2003 as the remaining restaurants implement this new menu board system. A different customer, who had previously indicated that they would initiate a new menu board program late in the third quarter of fiscal 2003, has now postponed the program at least six months. Net sales of the Image Segment to the petroleum / convenience store market represented 30% and 35% of total net sales in first half of fiscal 2003 and fiscal 2002, respectively. Sales to this market decreased 33% in the first half of fiscal 2003 as compared to the same period last year due to general economic conditions in this market and much lower volume associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East have had the effect of reducing spending by the major oil companies. The Company believes this slow down is temporary and that the re-imaging programs will start back up in the second half of fiscal 2003. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2003 as competitive pricing pressures held price increases to a minimum. During this temporary period of economic softness, in certain situations the Company has accepted lower-than-normal sales prices and lower-than-normal margins where necessary to protect market share.

        Gross profit of $30,074,000 in the first half of fiscal 2003 decreased 26% from last year’s gross profit of $40,824,000. The decrease in amount of gross profit is due primarily to the 21% decrease in net sales, product mix and competitive pressures. Selling and administrative expenses decreased 15% to $22,928,000 from $26,917,000. The Company recorded $0.7 million more bad debt expense in the first half of fiscal 2003 as compared to the same period last year. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. First half 2002 selling and administrative expense includes $668,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 20.2% in the first half of fiscal 2003 as compared to 18.7% last year. Excluding the goodwill amortization and incremental bad debt expense, selling and administrative expenses in the first half of fiscal 2003 as compared to the same period last year would have decreased 15%, primarily as a result of the 21% reduction in net sales. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $609,000 ($0.01 per share, diluted) in the first half of fiscal 2003, as compared to expense of $307,000 ($0.01 per share, diluted) in the same period last year. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported interest expense of $223,000 in the first half of fiscal 2003 as compared to $426,000 in the same period last year. The change between years is primarily reflective of both reduced interest rates and reduced average outstanding borrowings on the

Company’s line of credit. The effective tax rate in the first half of fiscal 2003 was reduced to 29.3%, compared to 38.6% last year, as a result of the Company recording federal and state income tax credits that had not previously been recognized. The Company expects a 37.5% effective income tax rate in the remaining quarters of fiscal 2003.

        Net income of $4,902,000 in the first half of fiscal 2003 decreased 41% from $8,309,000 in the same period last year. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, interest expense and income taxes. Diluted earnings per share of $0.31 in the first half of fiscal 2003 decreased 40% from $0.52 per share reported in the same period of fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2003 was 15,941,000 shares as compared to 15,991,000 shares in the same period of last year.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At December 31, 2002 the Company had working capital of $52.2 million, compared to $55.8 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.27 to 1 from 2.84 to 1. The decreased working capital is primarily attributed to decreased inventories, other current assets, and accounts and notes receivable, partially offset by decreased accounts payable and accrued expenses. The reduction in accounts receivable is attributed to a reduction in the days sales outstanding. The reduction in accrued expenses is primarily due to the first quarter funding of compensation and benefit plans, and reductions of performance-based compensation and benefit plan accruals.

        The Company generated $11.6 million of cash from operating activities in the first half of fiscal 2003 as compared to $13.3 million in the same period of fiscal 2002. The decrease in net cash flows from operating activities in the first half of fiscal 2003 is primarily the net result of decreased net income, decreases in accounts payable and accrued expenses, and decreased depreciation and amortization expense, partially offset by a larger decrease in accounts receivable and a decrease in inventories.

        As of December 31, 2002, the Company’s days sales outstanding were at approximately 61 days, down 3 days from June 30, 2002. Net accounts and notes receivables were $34.6 million and $42.3 million at December 31, 2002 and June 30, 2002, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note at $1.9 million and the unsecured receivable at $0.2 million as of December 31, 2002. This note provides for scheduled payments, to which the customer is behind. The Company also has unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure is approximately $1.7 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. Two additional customers in the Image Segment filed bankruptcy in the first quarter of fiscal 2003. The Company recorded an additional $1.0 million bad debt expense and $0.2 million inventory obsolescence expense as a result of these unexpected bankruptcies, with just over half of this total expense to cover exposure to these bankruptcies and the remainder to provide additional reserves for unknown loss exposures. The four customers discussed above represent approximately 10% of the Company’s total net accounts and notes receivable. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Cash generated from operations is the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of January 22, 2003 there was approximately $40.7 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2005 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2003. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $3.4 million in the first half of fiscal 2003 compares to $6.3 million in the same period of fiscal 2002. The primary spending in fiscal 2002 was for a new manufacturing facility for LSI Lightron. Fiscal 2003 spending is for completion of this facility as well as tooling and equipment throughout the Company. Capital expenditures in fiscal 2003 are expected to be approximately $8 million, exclusive of business acquisitions.

        The Company used $8.1 million in financing activities in the first half of fiscal 2003 as compared to a use of $7.2 million in the same period of fiscal 2002. The change is the net result of less stock option exercises and a $1.2 million borrowing of long-term debt in fiscal 2003, and a higher amount of repayment of funded debt in the first half of fiscal 2003 as compared to same period last year.

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so into fiscal 2004. A certain portion of the $7.8 million of software expenditures that are capitalized to date are being depreciated by the subsidiary companies currently using the software. More of this capitalized asset will be depreciated as additional companies implement this software, with scheduled full write-off to occur in fiscal 2008. Some additional capitalization of this internal-use software is expected.

        On January 28, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $946,000), payable February 18, 2003 to shareholders of record on February 11, 2003. During the first half of fiscal 2003, the Company paid cash dividends in the amount of $1,893,000, as compared to $1,830,000 in the same period of fiscal 2002.

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

        The Company has completed the first phase of the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that has goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets. Based upon this analysis, there is an indication that the recorded net goodwill of two reporting units in the Commercial / Industrial Lighting Segment (totaling $23,593,000) and two reporting units in the Image Segment (totaling $3,868,000) may be significantly impaired. The second phase of the transitional goodwill impairment test and final determination of the amount of impairment will be completed not later than June 2003. The impairment will be a non-cash and non-operating charge, booked net of income tax as a change in accounting methods, and will be recorded as of the date of adoption of SFAS No. 142, July 1, 2002.

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

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company is currently evaluating the impact of these statements, but does not expect any significant impact on its financial condition or results of operations when they are implemented.

        In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00–21, “Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company is currently evaluating the impact of this consensus, but does not expect any significant impact on its financial condition or results of operations upon implementation.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company’s fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company’s fiscal 2003 third quarter). The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations upon implementation.

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

       ITEM4.      CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.
An evaluation was performed as of December 31, 2002 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

(b)	Changes in Internal Controls.
There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls after the date of their evaluation.

PART II.    OTHER INFORMATION

      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company’s Annual Meeting of Shareholders held November 14, 2002, the following actions were taken by shareholders:

        4.1       All persons nominated as Class B Directors were elected with the votes for each person being:

Name Wilfred T. O'Gara James P. Sferra	Shares For 14,117,552.419 11,471,264.794	Shares - Withheld Authority 297,943.537 2,944,231.163	Shares Abstained N/A N/A

        4.2     Ratification of the appointment of Grant Thornton LLP as independent certified public accountants for fiscal 2003.

Shares For 14,178,862.616	Shares Against 228,091.000	Shares Abstained 8,542.341	Broker Non-Votes N/A

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

February 7, 2003

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

        4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly duringthe period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of the end of the reportingperiod of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect theRegistrant’s ability to record, process, summarize and report financial data, and have identified for theRegistrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role inthe Registrant’s internal controls; and

        6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

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

        4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly duringthe period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of the end of the reportingperiod of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect theRegistrant’s ability to record, process, summarize and report financial data, and have identified for theRegistrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role inthe Registrant’s internal controls; and

        6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Robert J. Ready Ronald S. Stowell Principal Financial Officer

CERTIFICATION OF ROBERT J. READY

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of LSI Industries Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2002 (the “Report”), I, Robert J. Ready, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Ready
Robert J. Ready
Chairman of the Board,
Chief Executive Officer and President

February 7, 2003

CERTIFICATION OF RONALD S. STOWELL

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of LSI Industries Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2002 (the “Report”), I, Ronald S. Stowell, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President,
Chief Financial Officer and Treasurer

February 7, 2003