Form 10-Q
period 2003-03-31
LSI INDUSTRIES INC
filed 2003-05-12
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        Common Shares, no par value: Shares outstanding at May 2, 2003: 15,765,483

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

		Begins on Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains forward-looking statements regarding the earnings and projected business, among other things. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
(in thousands, except per share data)
Net sales	$44,228	$58,261	$157,548	$202,004
Cost of products sold	33,647	42,364	116,893	145,283

Gross profit	10,581	15,897	40,655	56,721
Selling and administrative expenses	9,740	11,558	32,668	38,475

Operating income	841	4,339	7,987	18,246
Interest (income)	(2)	(2)	(13)	(50)
Interest expense	76	70	299	496
Other expense	19	--	19	--

Income before income taxes	748	4,271	7,682	17,800
Income tax expense	280	1,722	2,312	6,942

Net income	$468	$2,549	$5,370	$10,858

Earnings per common share
Basic	$.03	$.16	$.34	$.69

Diluted	$.03	$.16	$.34	$.68

Weighted average common shares outstanding
Basic	15,768	15,717	15,767	15,694

Diluted	15,915	16,085	15,935	16,021

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	June 30, 2002
(In thousands, except share amounts)
ASSETS

Current Assets
Cash and cash equivalents	$206	$357
Accounts and notes receivable, net	29,830	42,273
Inventories	41,069	38,846
Other current assets	2,072	4,700

Total current assets	73,177	86,176

Property, Plant and Equipment, net	55,750	54,825

Goodwill, net	41,825	41,825

Intangible Assets, net	5,315	5,679

Other Assets, net	1,288	1,337

	$177,355	$189,842

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$85	$365
Accounts payable	11,624	14,910
Accrued expenses	9,174	15,108

Total current liabilities	20,883	30,383

Long-Term Debt	12,015	17,688

Deferred Income Taxes	2,512	2,422

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 15,766,398 and 15,776,702
shares, respectively	52,561	52,497
Retained earnings	89,384	86,852

Total shareholders' equity	141,945	139,349

	$177,355	$189,842

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2003	2002
(In thousands)
Cash Flows from Operating Activities
Net income	$5,370	$10,858
Non-cash items included in income
Depreciation and amortization	4,130	4,531
Deferred income taxes	90	648
Deferred compensation plan	165	158
Loss on disposition of fixed assets	19	--

Changes in
Accounts receivable	12,443	9,129
Inventories	(2,223)	(5,122)
Accounts payable and other	(6,543)	195
Net liabilities from discontinued operations	--	(711)

Net cash flows from operating activities	13,451	19,686

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(4,729)	(10,733)
Proceeds from sale of fixed assets	19	2

Net cash flows from investing activities	(4,710)	(10,731)

Cash Flows from Financing Activities
Increase (decrease) of borrowings under line of credit	--	(552)
Payment of long-term debt	(7,715)	(6,927)
Proceeds from issuance of long-term debt	1,762	--
Cash dividends paid	(2,838)	(2,773)
Exercise of stock options	91	1,273
Purchase of treasury shares	(192)	(191)

Net cash flows from financing activities	(8,892)	(9,170)

Increase (decrease) in cash and cash equivalents	(151)	(215)

Cash and cash equivalents at beginning of year	357	340

Cash and cash equivalents at end of period	$206	$125

Supplemental Cash Flow Information
Interest paid$	309	$570

Income taxes paid	$1,761	$4,640

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:           INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2003, and the results of its operations and its cash flows for the periods ended March 31, 2003 and 2002. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2002 annual report.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted both SFAS No. 143 and No. 144 effective July 1, 2002 with no significant impact on its financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company has implemented SFAS No. 146 effective December 31, 2002 with no significant impact on its financial condition or results of operations.

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

NOTE 3:           BUSINESS SEGMENT INFORMATION

The Company operates in two business segments — the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Metal Fabrication, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company’s most significant market is the petroleum / convenience store market with approximately 30% and 36% of net sales concentrated in this market in the three months ended March 31, 2003 and 2002, respectively, and approximately 30% and 35% of net sales concentrated in this market in the nine months ended March 31, 2003 and 2002, respectively.

The following information is provided for the following periods:

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
(In thousands)
Net sales:
Image Segment	$25,366	$36,820	$93,512	$130,079
Commercial / Industrial Lighting Segment	18,862	21,441	64,036	71,925

	$44,228	$58,261	$157,548	$202,004

Operating income (loss):
Image Segment	$1,177	$3,753	$6,967	$15,508
Commercial / Industrial Lighting Segment	(336)	586	1,020	2,738

	$841	$4,339	$7,987	$18,246

Capital expenditures:
Image Segment	$45	$1,291	$1,271	$2,734
Commercial / Industrial Lighting Segment	1,240	3,160	3,458	7,999

	$1,285	$4,451	$4,729	$10,733

Depreciation and amortization:
Image Segment	$712	$860	$2,070	$2,571
Commercial / Industrial Lighting Segment	726	641	2,060	1,960

	$1,438	$1,501	$4,130	$4,531

	March 31		June 30
	2003	2002	2002	2001
Identifiable assets:
Image Segment	$81,653	$102,693	$98,707	$105,072
Commercial / Industrial Lighting Segment	95,510	81,771	88,960	75,416

	177,163	184,464	187,667	180,488
Corporate	192	834	2,175	1,271

	$177,355	$185,298	$189,842	$181,759

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

The Company and its business is concentrated in the United States. Approximately 3% of net sales are made to foreign customers and 100% of capital expenditures, depreciation and amortization, and identifiable assets are in the United States.

NOTE 4:          EARNINGS PER COMMON SHARE

All share and per share data have been restated to reflect the Company’s 3-for-2 stock split which was effective November 29, 2001. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE
Net income	$468	$2,549	$5,370	$10,858

Weighted average shares
outstanding during the period,
net of treasury shares	15,768	15,717	15,767	15,694

Basic earnings per share	$.03	$.16	$.34	$.69

DILUTED EARNINGS PER SHARE
Net income	$468	$2,549	$5,370	$10,858

Weighted average shares
outstanding during the period,
net of treasury shares	15,768	15,717	15,767	15,694
Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans
and a deferred compensation plan	147	368	168	327

Weighted average shares
outstanding (B)	15,915	16,085	15,935	16,201

Diluted earnings per share	$.03	$.16	$.34	$.68

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 296,231 common shares and 344 common shares during the three month periods ended March 31, 2003 and 2002, respectively, and options to purchase 297,902 common shares and 1,417 common shares during the nine month periods ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:         ACCOUNTS AND NOTES RECEIVABLE

The Image Segment has certain customers that have some concentration of accounts or notes receivable. As of March 31, 2003, one petroleum / convenience store customer owes the Company a total of $2.0 million, of which $1.8 million is supported by a collateralized note receivable. This note provides for scheduled weekly payments of $50,000. This customer is four weeks delinquent in payments as of May 2, 2003. Additionally, as of March 31, 2003, the Company has open accounts receivable as well as dedicated inventory related to Kmart with a total exposure of approximately $1.7 million. The Company believes that to the extent amounts are ultimately not collectible, adequate reserves have been established.

NOTE 6:         BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	March 31, 2003	June 30, 2002
Inventories
Raw Materials	$20,362	$17,316
Work-in-Process	5,343	4,841
Finished Goods	15,364	16,689

	$41,069	$38,846

Accrued Expenses
Compensation and benefits	$4,841	$8,136
Customer prepayments	1,221	1,505
Accrued income taxes	76	1,354
Other accrued expenses	3,036	4,113

	$9,174	$15,108

NOTE 7:         GOODWILL AND INTANGIBLE ASSETS

The Company has completed the first phase of the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that has goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets. Based upon this analysis, there is an indication that the recorded net goodwill of two reporting units in the Commercial / Industrial Lighting Segment (totaling $23,593,000) and two reporting units in the Image Segment (totaling $3,868,000) may be significantly impaired. The second phase of the transitional goodwill impairment test and final determination of the amount of impairment will be completed not later than June 2003. The impairment will be a non-cash and non-operating charge, booked net of income tax as a change in accounting methods, and will be recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

The following tables present information about the Company’s Goodwill and Intangible Assets on the dates or for the periods indicated.

	Image Segment	Commercial/ Industrial Lighting Segment	Total
(in thousands)
Carrying Amount (cost) of
Goodwill, as of March 31, 2003	$20,671	$25,353	$46,024

Accumulated Amortization of
Goodwill, net, as of
June 30, 2002	$2,760	$1,439	$4,199
Goodwill acquired
during fiscal 2003	--	--	--
Impairment losses	--	--	--

Accumulated Amortization of
Goodwill, net, as of
March 31, 2003	$2,760	$1,439	$4,199

	Image Segment	Commercial/ Industrial Lighting Segment	Total
(in thousands)
Goodwill, net, as of
March 31, 2003	$17,911	$23,914	$41,825

Carrying Amount (cost)
of Intangibles	$--	$6,450	$6,450

Intangible Assets, net, as
of June 30, 2002	$--	$5,679	$5,679
Intangible Assets acquired
during fiscal 2003	--	--	--
Amortization Expense	--	(364)	(364)
Impairment losses	--	--	--

Intangible Assets, net, as
of March 31, 2003	$--	$5,315	$5,315

	Amortization Expense
	Goodwill	Intangible Assets	Total
Three months ended:
March 31, 2003	$--	$121	$121

March 31, 2002	$335	$123	$458

Nine months ended:
March 31, 2003	$--	$364	$364

March 31, 2002	$1,003	$366	$1,369

The Company expects to record amortization expense related to intangible assets in the amounts indicated below:

	Average Quarterly Expense	Fiscal Year Expense
(in thousands)
2003	$122	$487
2004 2005 2006 2007 2008	$121 $120 $120 $120 $120	$483 $480 $480 $480 $480

The following table presents the effect of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).

	Three Months Ended		Nine Months Ended
	3/31/03	3/31/02	3/31/03	3/31/02
(In thousands, except per share data)

Reported net income	$468	$2,549	$5,370	$10,858
Add back: Goodwill
amortization, net of tax	--	231	--	692

Adjusted net income	$468	$2,780	$5,370	$11,550

Basic Earnings Per Share:
Reported basic earnings
per share	$.03	$.16	$.34	$.69
Goodwill amortization	--	.02	--	.03

Adjusted basic earnings
per share	$.03	$.18	$.34	$.74

Diluted Earnings Per Share:
Reported diluted earnings
per share	$.03	$.16	$.34	$.68
Goodwill amortization	--	.01	--	.03

Adjusted diluted earnings
per share	$.03	$.17	$.34	$.71

NOTE 8:          REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of March 31, 2003 the available portion of this line of credit was $38.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2004. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2006. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At March 31, 2003 the average interest rate on borrowings under this revolving line of credit was approximately 2.1%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

	March 31, 2003	June 30, 2002
(In thousands)
Long-term debt:
Revolving Line of Credit (3 year committed line)	$11,400	$16,422
Industrial Revenue Development Bond at 1.6%	700	780
Equipment loans	--	851

Total long-term debt	12,100	18,053
Less current maturities of long-term debt	85	365

Long-term debt	$12,015	$17,688

NOTE 9:         CASH DIVIDENDS

The Company paid cash dividends of $2,838,000 and $2,773,000 in the nine month periods ended March 31, 2003 and 2002, respectively. In April 2003, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $946,000) payable on May 13, 2003 to shareholders of record May 6, 2003.

NOTE 10:          SHAREHOLDERS’ EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 1,410,900, of which 809,230 shares were available for future grant as of March 31, 2003. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2003 and 2002.

	Three Months Ended		Nine Months Ended
	3/31/03	3/31/02	3/31/03	3/31/02
Dividend yield Expected volatility Risk-free interest rate Expected life	N/A N/A N/A N/A	1.38 35 2.23%-2.57 4-6 yrs	1.89% 48% 2.93% 8 yrs.	1.38% 35% 2.18% - 3.62% 3-7 yrs.

At March 31, 2003, the 4,500 options granted to non-employee directors had exercise prices of $10.74, fair values of $5.01 per option, and remaining contractual lives of about nine and one-half years. The 201,838 options granted during fiscal 2002 to employees and non-employee directors had, at March 31, 2002, exercise prices ranging from $14.60 to $19.80, fair values ranging from $2.99 to $6.38 per option, and remaining contractual lives of about four to nine years.

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three months and nine months ended March 31, 2003 and 2002 would have been as follows:

	Three Months Ended		Nine Months Ended
	3/31/03	3/31/02	3/31/03	3/31/02
(In thousands except earnings per share)

Net income
As reported	$468	$2,549	$5,370	$10,858
Pro forma	$372	$2,411	$5,068	$10,447

Earnings per common share
Basic
As reported	$.03	$.16	$.34	$.69
Pro forma	$.02	$.15	$.32	$.67

Diluted
As reported	$.03	$.16	$.34	$.68
Pro forma	$.02	$.15	$.32	$.64

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Information involving the stock option plans for the nine months and twelve months ended March 31, 2003 and June 30, 2002 is shown in the table below:

	Nine Months Ended March 31, 2003		Fiscal Year 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(Shares in thousands)
Outstanding at beginning of period	644	$12.23	605	$10.92
Granted	5	$10.74	202	$14.77
Terminated	(38)	$13.12	(29)	$11.35
Exercised	(9)	$11.50	(134)	$10.30
Outstanding at end of period	602	$12.20	644	$12.23
Exercisable at end of period	328	$11.63	185	$11.59

The Company implemented a non-qualified deferred compensation plan in fiscal 1997. All Plan investments are in common shares of the Company. The deferred compensation plan provides for both Company contributions and participant deferrals of compensation. As of March 31, 2003 and June 30, 2002, respectively, there were 39 and 41 participants, respectively, with either partially or fully vested account balances. A total of 143,782 and 124,478 common shares were held in the Plan as of March 31, 2003 and June 30, 2002, respectively, and, accordingly, have been recorded as treasury shares.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

   (In thousands, unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
Image Segment	$25,366	$36,820	$93,512	$130,079

Commercial / Industrial
Lighting Segment	18,862	21,441	64,036	71,925

	$44,228	$58,261	$157,548	$202,004

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

        Net sales of $44,228,000 in the third quarter of fiscal 2003 decreased 24% from third quarter fiscal 2002 net sales. Commercial / Industrial Lighting Segment net sales decreased 12% to $18.9 million and Image Segment net sales decreased 31% to $25.3 as compared to the prior year.

        The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during the past six months. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

        The decrease in Image Segment net sales is primarily attributed to continued weakness in the petroleum / convenience store market for both lighting and graphics products. Net sales of the Image Segment to the petroleum / convenience store market represented 30% and 36% of total net sales in the third quarters of fiscal 2003 and fiscal 2002, respectively. Sales to this market decreased $7.2 million in the third quarter of fiscal 2003 as compared to the same period last year due both to general economic conditions in this market and to much lower volume (down $3.5 million) associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing spending by the major oil companies. The Company believes this slow down is temporary, rather than a long term trend. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter were down $3.3 million as compared to last year’s third quarter. The Company expects some additional sales through early fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

        While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2003 as competitive pricing pressures held price increases to a minimum. During this temporary period of economic weakness, in certain situations the Company has accepted lower-than-normal sales prices and lower-than-normal margins where necessary, in part to protect market share.

        Gross profit of $10,581,000 in the third quarter of fiscal 2003 decreased 33% from last year, and decreased as a percentage of net sales to 23.9% in the third quarter of fiscal 2003 as compared to 27.3% in the same period last year. The decrease in amount of gross profit is due primarily to the 24% decrease in net sales, product mix and competitive pressures. These factors offset the approximate net $1.8 million of cost reductions the Company has achieved in manufacturing overhead spending, about two-thirds of which was in the area of wages, incentive compensation and benefits which are also related to the decrease in net sales and profitability. Selling and administrative expenses decreased $1.8 million or 16%. About half of this reduction relates to lower compensation and benefits costs as a result of the Company’s reduced sales volume and profitability. About $0.3 million of the reduction is due to lower sales commissions that relate almost entirely to the Company’s lighting sales. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. Third quarter 2002 selling and administrative expense includes $334,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 22.0% in the third quarter of fiscal 2003 as compared to 19.8% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $211,000 in the third quarter of fiscal 2003, as compared to expense of $353,000 in the same period last year. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported interest expense of $76,000 in the third quarter of fiscal 2003 as compared to $70,000 in the same period last year. The change between years is primarily reflective of both reduced interest rates and average outstanding borrowings on the Company’s line of credit that were about 40% less in the third quarter of fiscal 2003 as compared to the same period last year, partially offset by about $30,000 of interest that was capitalized in the third quarter of fiscal 2002 related to the Company’s construction of a manufacturing facility in New York. The effective tax rate in the third quarter of fiscal 2003 was 37.5% as compared to 40.3% in the same period last year.

        Net income of $468,000 in the third quarter of fiscal 2003 decreased 82% from the same period last year. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, and income taxes. Diluted earnings per share of $0.03 in the third quarter of fiscal 2003 decreased 81% from $0.16 per share reported in the same period of fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2003 was 15,915,000 shares as compared to 16,085,000 shares in the same period of last year.

NINE MONTHS ENDED MARCH 31, 2003
COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

        Net sales of $157,548,000 in the first nine months of fiscal 2003 decreased 22% from the nine month fiscal 2002 net sales of $202,004,000. Commercial / Industrial Lighting Segment net sales decreased 11% to $64.0 million and Image Segment net sales decreased 28% to $93.5 as compared to the prior year.

        The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during the past six months. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

        The decrease in Image Segment net sales is primarily attributed to continued weakness in the petroleum/convenience store market for both lighting and graphics products. Net sales of the Image Segment to the petroleum / convenience store market represented 30% and 35% of total net sales in the first nine months of fiscal 2003 and fiscal 2002, respectively. Sales to this market decreased $23.9 million in the first nine months of fiscal 2003 as compared to the same period last year due both to general economic conditions in this market and to much lower volume (down $10.0 million) associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing spending by the major oil companies. The Company believes this slow down is temporary, rather than a long term trend. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter were down $12.1 million as compared to last year’s third quarter. The Company expects some additional sales through early fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

        While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2003 as competitive pricing pressures held price increases to a minimum. During this temporary period of economic weakness, in certain situations the Company has accepted lower-than-normal sales prices and lower-than-normal margins where necessary, in part to protect market share.

        Gross profit of $40,655,000 in the first nine months of fiscal 2003 decreased 28% from last year, and decreased as a percentage of net sales to 25.8% in the fiscal 2003 nine month period as compared to 28.1% in the same period last year. The decrease in amount of gross profit is due primarily to the 22% decrease in net sales, product mix and competitive pressures. These factors offset the approximate net $4.9 million of cost reductions and improvements the Company has achieved in manufacturing overhead spending, about 70% of which was in the area of wages, incentive compensation and benefits which are also related to the decrease in net sales. Selling and administrative expenses decreased $5.8 million or 15%. About half of this reduction relates to lower compensation and benefits costs as a result of the Company’s reduced sales volume and profitability. About $1.3 million of the reduction is due to lower sales commissions that relate almost entirely to the Company’s lighting sales. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. Nine month 2002 selling and administrative expense includes $1,003,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 20.7% in the first nine months of fiscal 2003 as compared to 19.0% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $919,000 in the first nine months of fiscal 2003, as compared to expense of $1,019,000 in the same period last year. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

        The Company reported interest expense of $299,000 in the first nine months of fiscal 2003 as compared to $496,000 in the same period last year. The change between years is primarily reflective of both reduced interest rates and average outstanding borrowings on the Company’s line of credit that were about 25% less in the first nine months of fiscal 2003 as compared to the same period last year, partially offset by about $43,000 of interest that was capitalized in the first nine months of fiscal 2002 related to the Company’s construction of a manufacturing facility in New York. The effective tax rate in the first nine months of fiscal 2003 was reduced to 30.1%, compared to 39.0% last year, primarily as a result of the Company recording federal and state income tax credits that had not previously been recognized. The Company expects a 37.5% effective income tax rate in the fourth quarter of fiscal 2003.

        Net income of $5,370,000 in the first nine months of fiscal 2003 decreased 51% from the same period last year. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, net interest expense and income taxes. Diluted earnings per share of $0.34 in the first nine months of fiscal 2003 decreased 50% from $0.68 per share reported in the same period of fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2003 was 15,935,000 shares as compared to 16,021,000 shares in the same period of last year.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At March 31, 2003 the Company had working capital of $52.3 million, compared to $55.8 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.50 to 1 from 2.84 to 1. The $3.5 million decrease in working capital is primarily attributed to decreased accounts and notes receivable, and decreased other current assets, partially offset by decreased accounts payable and accrued expenses, and increased inventories. The $12.4 million reduction in accounts receivable is primarily attributed to a reduction in net sales in the third quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002 ($44.2 million vs. $57.3 million), as the days sales outstanding remained constant at 64 days. Other current assets went down $2.6 million, primarily because $2.0 million of refundable income taxes at June 30, 2002 were applied to fiscal 2003 federal income tax estimated payments. The $3.3 million or 22% reduction in accounts payable is in line with the reduction in net sales in the third quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. The $5.9 million reduction in accrued expenses is primarily due to lower accruals of performance-based compensation and benefit plans ($3.3 million), and a lower amount of accrued income taxes ($1.3 million). Inventories have increased a net $2.2 million in the nine months since June 30, 2002, with approximately $2 million of inventory reductions in the Company’s graphics businesses, primarily in finished goods, and approximately $4 million of increase in the Company’s lighting businesses, primarily in raw materials.

        The Company generated $13.5 million of cash from operating activities in the first nine months of fiscal 2003 as compared to $19.7 million in the same period of fiscal 2002. The $6.2 million decrease in net cash flows from operating activities in the first nine months of fiscal 2003 is primarily the net result of decreased net income ($5.5 million), decreases in accounts payable and accrued expenses ($6.0 million), and decreased depreciation and amortization expense ($0.4 million), partially offset by a larger decrease in accounts receivable ($3.3 million) and less of a decrease in inventories ($2.9 million).

        As of March 31, 2002, the Company’s days sales outstanding (DSO) were at approximately 64 days, level with the DSO as of June 30, 2002. Net accounts and notes receivables were $29.8 million and $42.3 million at March 31, 2003 and June 30, 2002, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note at $1.8 million and the unsecured receivable at $0.2 million as of March 31, 2003. This note provides for scheduled weekly payments of $50,000. This customer is four weeks delinquent in payments as of May 2, 2003. The Company also has unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure is approximately $1.7 million. Subject to continual review, shipments to Kmart have resumed on a limited basis on open account. Two additional customers in the Image Segment filed bankruptcy in the first quarter of fiscal 2003. In the first quarter of fiscal 2003, the Company recorded an additional $1.0 million bad debt expense and $0.2 million inventory obsolescence expense as a result of these unexpected bankruptcies, with just over half of this total expense to cover exposure to these bankruptcies and the remainder to provide additional reserves for unknown loss exposures. The four customers discussed above represent approximately 10% of the Company’s total net accounts and notes receivable as of March 31, 2003. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Cash generated from operations is the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of April 28, 2003 there was approximately $36.4 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2006 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2004. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $4.7 million in the first nine months of fiscal 2003 compare to $10.7 million in the same period of fiscal 2002. The primary spending in fiscal 2002 was for a new manufacturing facility for LSI Lightron, with about $6.5 million of the eventual total of $11 million spent as of March 31, 2002. The Company commenced operations in this facility in July 2003. Fiscal 2003 spending is for completion of this facility ($1.4 million), tooling and equipment throughout all operations of the Company ($2.2 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($1.1 million). Total capital expenditures in fiscal 2003 are expected to be approximately $7 million, exclusive of business acquisitions.

        The Company used $8.9 million in financing activities in the first nine months of fiscal 2003 as compared to a use of $9.2 million in the same period of fiscal 2002. The change is the net result of a $1.8 million borrowing of long-term debt in fiscal 2003, a higher amount of repayment of funded debt in the first nine months of fiscal 2003 as compared to same period last year ($0.2 million), less stock option exercises ($1.2 million), and more cash dividends paid in fiscal 2003 ($0.1 million).

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation scheduled in fiscal 2005. Of the $8.0 million of software expenditures that are capitalized to date, a total of $2.9 million is being depreciated for the subsidiary companies currently using the software. A total of $0.7 million of depreciation has been expensed to date. As additional subsidiaries implement this software, proportionately more of this capitalized asset will be depreciated and the depreciation per period will significantly increase to approximately $1.5 million per fiscal year. This software is scheduled to be fully depreciated in fiscal 2008. Capitalization of additional design costs for this internal-use software is expected, as well as implementation costs that will be expensed as incurred.

        On April 22, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $946,000), payable May 13, 2003 to shareholders of record on May 6, 2003. During the first nine months of fiscal 2003, the Company paid cash dividends of $2,838,000, as compared to $2,773,000 in the same period of fiscal 2002.

        The Company continues to seek opportunities to invest in new products and markets, and in acquisitions that fit its strategic growth plans in the lighting and graphics markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.

New Accounting Pronouncements

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted both SFAS No. 143 and No. 144 effective July 1, 2002 with no significant impact on its financial condition or results of operations.

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

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company’s fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company’s fiscal 2003 third quarter). The Company’s implementation of this statement did not have any significant impact on its financial condition or results of operations upon implementation. Required disclosures are included in Footnote No. 10.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)	EvaluationofDisclosureControlsandProcedures. An evaluation was performed as of March 31, 2003 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

(b)	Changes in Internal Controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls after the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1	Certification of Robert J. Ready Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Ronald S. Stowell Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

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

May 9, 2003

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

        5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003

/s/ Robert J. Ready --------------------------------------------- Robert J. Ready Principal Executive Officer

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

       5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003

/s/ Ronald S. Stowell --------------------------------- Ronald S. Stowell Principal Financial Officer