Form 10-Q/A
period 2002-12-31
LSI INDUSTRIES INC
filed 2003-06-23
CIK 763532

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

FORM 10-Q/A

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

This Form 10-Q/A contains forward-looking statements regarding the earnings and projected business, among other things. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

EXPLANTATORY NOTE

        LSI is filing this amendment to its Quarterly Report on Form 10-Q to conform the language used in the Section 302 certifications to the language required by the Securities and Exchange Commission.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    a)        Exhibits

Exhibit 99.1 - Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b)        Reports on Form 8-K

None

        [All other items required in Part II have been omitted because they are not applicable or are not required.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI Industries Inc.

BY: /s/ Robert J. Ready
     Robert J. Ready
     President and Chief Executive Officer
     (Principal Executive Officer)

BY: /s/ Ronald S. Stowell
     Ronald S. Stowell
     Vice President, Chief Financial Officer
     and Treasurer
(Principal Financial and Accounting Officer)

June 23, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

        I, Robert J. Ready, the principal executive officer of LSI Industries Inc., certify that:

        1.   I have reviewed this amendment to the quarterly report on Form 10-Q of LSI Industries Inc.;

        2.    Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the “Evaluation Date”); and

(c) presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.    The registrant’s other certifying officers and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 23, 2003

/s/ Robert J. Ready Robert J. Ready Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

         I, Ronald S. Stowell, the principal financial officer of LSI Industries Inc., certify that:

         1.    I have reviewed this amendment to the quarterly report on Form 10-Q of LSI Industries Inc.;

         2.    Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

         3.    Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the “Evaluation Date”); and

(c) presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.    The registrant’s other certifying officers and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   June 23, 2003

/s/ Ronald S. Stowell Ronald S. Stowell Principal Financial Officer