Form 10-K
period 2003-06-30
LSI INDUSTRIES INC
filed 2003-09-22
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM              TO             .

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation—Ohio

IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio 45242

(513) 793-3200

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares

(No par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 5, 2003, computed by reference to a December 31, 2002 closing price of $13.85, was approximately $202,421,000. At September 5, 2003 there were 15,753,864 shares of no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2003 annual meeting are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.

2003 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

i

PART I

ITEM 1. BUSINESS

Our Company

We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, video rental and eyewear chains, retail chain stores and automobile dealerships located primarily in the United States.

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting and graphics products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include British Petroleum/Amoco/Arco, Chevron Texaco, Conoco Phillips, ExxonMobil, Shell, Burger King, McDonalds, Taco Bell, Wendy’s, Best Buy, Target Stores, Chrysler, Ford, General Motors, Nissan, Saturn, and Toyota. We service our customers at the corporate, franchise and local levels.

We believe that national retailers and niche market companies are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting and professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to bundle standard, high-production lighting products, custom graphics applications and professional services to create complete customer-focused visual image solutions. We also offer products and services on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine graphics and lighting products and professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities, lighting products and professional services through acquisitions and internal development.

Our business is organized in two segments: the Image Segment, which represented 58% of our fiscal 2003 net sales, and the Commercial / Industrial Lighting Segment, which represented 42% of our fiscal 2003 net sales. Net sales by segment are as follows (in thousands):

	2003	2002	2001
Image Segment	$122,870	$164,405	$147,021
Commercial / Industrial Lighting Segment	90,263	94,856	86,919

Total Net Sales	$213,133	$259,261	$233,940

Image Segment

The Image Segment manufactures and sells exterior and interior visual image elements related to lighting, graphics, and menu board systems. These products are used in visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who desire that we become involved in the installation of either menu board systems, or interior or exterior graphics products.

Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting, interior or exterior store signage and graphics, interior or exterior menu board systems, exterior pre-sell menu boards, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past, say approximately every five to seven years versus ten to fifteen years in the past, in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share.

The major products and services offered within our Image Segment include the following: canopy lighting, exterior area lighting, interior lighting, landscape lighting, L.E.D. lighting (light emitting diodes), light poles, signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markets, wall mural graphics, fleet graphics, prototype program graphics, installation services for graphics products, exterior and interior menu board systems, site surveying and permitting, site specific engineering services, and installation management services.

The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive, LSI Images, SGI Integrated Graphic Systems, Grady McCauley, LSI Retail Graphics and LSI Adapt. Our most significant market, which is included in the Image Segment, is the petroleum / convenience store market with approximately 29%, 34%, and 35% of total net sales concentrated in this market in the fiscal years ended June 30, 2003, 2002, and 2001, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-23 of this Form 10-K for additional information on business segments.

The decrease in Image Segment net sales in fiscal 2003 as compared to fiscal 2002 primarily reflects three factors: 1) the Burger King menu board program in North America was very large in fiscal 2002 and much lower in fiscal 2003 as the program neared completion; 2) the image conversion program of a major petroleum / convenience store customer slowed down significantly in fiscal 2003; and 3) the petroleum / convenience store market in general was off significantly in fiscal 2003, due in part to the Iraq war in the Middle East.

The increase in Image Segment net sales in fiscal 2002 is the net result of several factors. We participated (products and installation) in two image conversion programs, one significant in sales volume, of major oil companies. These programs were strong in the first half of the fiscal year, but were stopped by the customers in the fourth quarter. Another element of the Image Segment increase was net sales of menu board systems, related installation, and lighting fixtures to Burger King and various of its franchisees. These increased net sales of the Image Segment were partially offset by general softness in the petroleum / convenience store market, the Company’s largest niche market.

Commercial / Industrial Lighting Segment

Our commercial / industrial lighting segment manufactures and markets outdoor, indoor, and landscape lighting for the commercial, industrial and multi-site retail markets. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of our niche markets. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. We do, however, design proprietary products used by our national account customers in large volume, and occasionally also provide custom products for large, specified projects. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different lamps, including high-intensity discharge metal-halide lamps. All of our products are designed for energy efficiency, performance, reliability, ease of installation and service, as well as attractive appearance.

The major products and services offered within our commercial / industrial lighting segment include: exterior area lighting, interior lighting, landscape lighting, L.E.D. lighting (light emitting diodes), light poles, lighting analysis and photometric layouts.

The Commercial / Industrial Lighting Segment manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, Courtsider Sports Lighting, LSI Metal Fabrication, Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron.

The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during fiscal 2003. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect in fiscal 2003 of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

The increase in net sales of the Commercial / Industrial Lighting Segment in fiscal 2002 is primarily related to our participation in a new store program of a national retailer, and to a full year of sales of LSI Lightron versus only seven months in fiscal 2001. General economic softness in the commercial / industrial market was present in fiscal 2002 and did impact sales in this Segment.

Our Competitive Strengths

Single Source Comprehensive Visual Image Solution Provider. We believe that we are the only company serving our target markets that combines significant graphics capabilities, lighting products and professional services to create comprehensive image solutions. We believe that our position as a single-source provider creates a competitive advantage over competitors who can only address either the lighting or the graphics component of a customer’s corporate visual image program. Using our broad visual image solutions capabilities, our customers can maintain complete control over the creation of their visual image programs while avoiding the added complexity of coordinating separate lighting and graphics suppliers and service providers among multiple suppliers. We can use high technology software to produce computer-generated virtual prototypes of a customer’s new or improved retail site image. We believe that these capabilities are unique to our target markets and they allow our customers to make educated, cost-effective decisions quickly.

Proven Ability to Penetrate Target Markets. We have grown our business by establishing a leadership position in the majority, as defined by our revenues, of our target markets, including petroleum/convenience stores, automobile dealerships and specialty retailers. Although our relationship with our customers may begin with the need for a single product or service, we leverage our broad product and service offering to identify additional products and solutions. We combine existing graphics, lighting and image element offerings, develop products and add services to create comprehensive solutions for our customers.

Product Development Focus. We believe that our ability to successfully identify and develop new products has allowed us to expand our market opportunity and enhance our market position. Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. In addition, we believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at a competitive price.

Strong Relationship with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets; including customers such as BP, Chrysler and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

Well-capitalized Balance Sheet. As part of our long-term operating strategy, we maintain a conservative capital structure. With a strong equity base, we are able to preserve operating flexibility in times of industry expansion and contraction. In the current business environment, a strong balance sheet demonstrates financial viability to our existing and targeted customers. In addition, a strong balance sheet enables us to continue important R&D and capital spending.

Aggressive Use of Our Image Center Capabilities. Our image center capabilities in Cincinnati, North Canton and Houston provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics and lighting into a complete corporate visual image program. Our technologically advanced image centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our vertically integrated business model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing unique customer-oriented products and solutions and outsource certain non-core processes and product components as necessary.

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, manufacturers’ representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products are sold through our own sales force and select manufacturers’ representatives. Our marketing approach and means of distribution vary by product line and by type of market. For the Image Segment, both our regional sales managers and our engineering staff provide recommendations and full technical support for site studies, photometric engineering, and environmental factors.

Sales are developed by contacts with national retail marketers, franchise and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months.

Our image center capabilities are an important part of our sales process. The image center, unique within the lighting and graphics industry, is a facility that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. Our image centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that our image center capabilities result in the best solution for our customers’ needs.

The image centers also contain comprehensive indoor and outdoor product display areas that allow our customers to see many of our products and services in one setting. This aids our customers in making quick and effective lighting and graphic design decisions through hands-on product demonstrations and side-by-side comparisons. More importantly, our image center capabilities allow us to expand our customer’s interest from just a single product into other products and solutions. We believe that our image center capabilities have further enhanced our position as a highly qualified outsourcing partner capable of guiding a customer through image alternatives utilizing our lighting and graphics products and services. We believe this capability distinguishes us from our competitors and will become increasingly beneficial in attracting additional customers. We currently have image centers in Cincinnati, Ohio, Houston, Texas and North Canton, Ohio.

Manufacturing and Operations

We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. We are not dependent on any one supplier for any of our component parts.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks and various graphics substrates such as decal material and vinyls. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. In some of these programs, customers also give us a cash advance for the inventory that we stock for them.

We believe we are a low-cost producer for our types of products, and as such, are in a position to promote our product lines with substantial marketing and sales activities.

Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

Competition

We experience strong competition in both segments of our business, and in all markets served by our product lines. We have many competitors, some of which have greater financial and other resources, however do not compete with the same companies across our entire product and service offerings. We believe product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.

We have several product and process patents which have been obtained in the normal course of business. In general, we do not believe that patent protection is critical to our business, however we do believe that patent protection is important for a few select products.

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $19.0 million and $18.8 million at June 30, 2003 and 2002, respectively. All orders are believed to be shippable within twelve months.

We have approximately 1,440 full-time and 120 temporary employees as of June 30, 2003. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), a stock option plan, and medical and dental insurance.

We file reports with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13A of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC.

LSI Industries Inc. is an Ohio corporation, incorporated in 1976.

ITEM 2. PROPERTIES

The Company has sixteen facilities:

	Description	Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	210,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	212,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	145,000 sq. ft. (includes 6,000 sq. ft. of office space and 8,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned

9)	LSI Retail Graphics office and manufacturing	29,000 sq. ft. (includes 5,000 sq. ft. of office space and 9,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned

10)	LSI Lightron office and manufacturing	179,000 sq. ft. (includes 12,000 sq. ft. of office space and 7,000 sq. ft. of leased warehouse space)	New Windsor, NY	Owned*

11)	LSI West Coast Distribution Center	28,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	13,000 sq. ft.	Westlake, OH	Leased
			Atlanta, GA	Leased
			Seattle, WA	Leased
			Portland, OR	Leased
			Charlotte, NC	Leased

*	The land at this facility is leased.

The Company considers these facilities (total of 1,378,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDERS’ MATTERS

Common share information appears in Note 13—SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-35 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-37 of this Form 10-K.

The Company’s policy with respect to dividends, as revised by the Board of Directors in September 2003, is to pay a quarterly cash dividend representing a payout ratio of between 40% and 60% of the then current fiscal year net income forecast. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend. The Company has paid annual dividends since fiscal 1987 and quarterly dividends since fiscal 1995.

At August 22, 2003, there were 312 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company’s common shares are traded on the Nasdaq National Market under the symbol LYTS.

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 13, 2003, as filed with the Commission pursuant to Regulation 14A.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page S-37 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages S-1 through S-10 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See ITEM 1. BUSINESS on page 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under “Fair value of financial instruments” on page S-19 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data beginning on page S-34 in NOTE 13 of the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in Form 10-K for fiscal 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on these evaluations, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of

June 30, 2003. There have been no changes to our internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEMS 10, 11, 12 and 13 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 13, 2003, as filed with the Commission pursuant to Regulation 14A. With respect to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), also see the information presented below.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable because fiscal year ended on June 30, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Appear as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

Appear as part of Item 8 of this Form 10-K.

(3)	Exhibit list—listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

8-K (02)	= Form 8-K filed April 2002

8-K (03)	= Form 8-K filed June 2003

10K-01	= Annual Report on Form 10-K for the fiscal year ended June 30, 2001

10Q-9/99	= Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10Q-9/02	= Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

S-3 (96)	= Form S-3 Registration Statement No. 33-65043

S-8 (03-1)	= Form S-8 Registration Statement No. 333-100038 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (03-2)	= Form S-8 Registration Statement No. 333-100039 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX

Current Form 10-K Exhibit No.	Description of Exhibit	Report/ Document	Exhibit Number

3.1	Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2	Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

10.1	CREDIT AGREEMENT By and Among LSI INDUSTRIES INC. as the Borrower, THE BANKS PARTY HERETO as the Lenders hereunder, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001	10K-01	4

10.2	Amendment to Credit Agreement (Dated March 27, 2003)	Filed herewith

10.3*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999)	10Q-9/99	10.1

10.4*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-1)	10

10.5*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-2)	10

10.6*	LSI Industries Inc. Nonqualified Deferred Compensation Plan, and Rabbi Trust Agreement	10Q-9/02	10.1

10.7*	Agreement dated September 3, 2003 with Robert J. Ready	Filed herewith

10.8*	Agreement dated September 3, 2003 with James P. Sferra	Filed herewith

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding its agreement with statements made in the current report on Form 8-K	8-K (02)	16

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Public Certified Accountants	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99	Notice Regarding Consent of Arthur Andersen LLP	8-K (03)	N/A

*	Management Compensatory Agreements

(b)	Form 8-K:

The Company filed two Form 8-Ks in the fourth quarter of fiscal year 2003. The first was filed in April 2003 to file a press release that announced the Company’s financial results for the quarter ended March 31, 2003. The second Form 8-K was filed in June 2003 for two issues:

a)	to file a statement indicating the Company was not required to file a Form 11-K for its Non-Qualified Deferred Compensation Plan, and

b)	to file a notice regarding the Company’s inability to obtain the written consent of its former independent public accountants, Arthur Andersen LLP, as to the incorporation by reference of their reports for the years ended June 30, 2001 and 2000 as included in the Company’s 2002 Form 10-K, into certain of the Company’s previously filed Registration Statements on Forms S-3 and S-8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 22, 2003	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready Robert J. Ready Date: September 22, 2003	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell Date: September 22, 2003	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider Gary P. Kreider Date: September 19, 2003	Director

/s/ Dennis B. Meyer Dennis B. Meyer Date: September 20, 2003	Director

/s/ Wilfred T. O’Gara Wilfred T. O’Gara Date: September 19, 2003	Director

/s/ James P. Sferra James P. Sferra Date: September 22, 2003	Secretary; Executive Vice President - Manufacturing; and Director

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)

	2003	2002	2001
Image Segment	$122,870	$164,405	$147,021

Commercial / Industrial Lighting Segment	90,263	94,856	86,919

	$213,133	$259,261	$233,940

Results of Operations

Results of the Commercial / Industrial Lighting Segment in fiscal 2002 and in several months of fiscal 2001 include the operations of LSI Lightron (acquired November 2000), and results of the Image Segment include the operations of LSI Adapt (acquired January 2001). All share and per share data reflect the 3-for-2 stock split which was effective November 29, 2001.

2003 Compared to 2002

Net sales of $213,133,000 in fiscal 2003 decreased 18% from fiscal 2002 net sales of $259,261,000. Commercial / Industrial Lighting Segment net sales decreased 5% to $90.2 million and Image Segment net sales decreased 25% to $122.9 as compared to the prior year.

The decrease in Commercial / Industrial Lighting Segment net sales is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during fiscal 2003. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect in fiscal 2003 of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

The decrease in Image Segment net sales is primarily attributed to continued weakness in the petroleum / convenience store market for both lighting and graphics products. Net sales of the Image Segment to the petroleum / convenience store market represented 29% and 34% of total net sales in 2003 and fiscal 2002, respectively. Sales to this market decreased $25.8 million in the fiscal 2003 as compared to fiscal 2002 due both to general economic conditions in this market and to much lower volume (down $9.6 million) associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing spending by the major oil companies. The Company believes this reduction constitutes a short term, rather than a long term trend. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter were down $14.8 million as compared to last year. The Company expects some additional sales through the first half of fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system. Image conversion programs include situations where our customer refurbishes its retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image conversions take several quarters to complete and involve both our customer’s corporate-owned sites as well as its franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. Relative to net sales to this customer before and after the image conversion program, net sales during the image conversion are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company.

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

Gross profit of $55,198,000 in fiscal 2003 decreased 24% from last year, and decreased as a percentage of net sales to 25.9% in fiscal 2003 as compared to 27.9% last year. The decrease in amount of gross profit is due primarily to the 18% decrease in net sales, product mix and competitive pressures. These factors offset the approximate net $5.5 million of cost reductions and improvements the Company has achieved in manufacturing overhead spending, about 78% of which was in the area of wages, incentive compensation and benefits which are also related to the decrease in net sales and lower employment levels. Selling and administrative expenses decreased $5.2 million or 11%. About 70% of this reduction relates to lower compensation and benefits costs as a result of the Company’s reduced sales volume and profitability. About $1.2 million of the reduction is due to lower sales commissions that relate almost entirely to the Company’s lighting sales. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. Fiscal 2002 selling and administrative expense includes $1,349,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 20.6% in fiscal 2003 as compared to 18.9% last year.

The Company reported interest expense of $378,000 in fiscal 2003 as compared to $575,000 last year. The change between years is primarily reflective of both reduced interest rates and average outstanding borrowings on the Company’s line of credit that were about 24% less in fiscal 2003 as compared to last year, partially offset by about $92,000 of interest that was capitalized in fiscal 2002 related to the Company’s construction of a manufacturing facility in New York. The increase in interest income in fiscal 2003 is reflective of interest income recorded on a note receivable from one of the Companies customers in the Image Segment. The effective tax rate in fiscal 2003 was reduced to 30.7%, compared to 37.9% last year, primarily as a result of the Company recording federal and state income tax credits that had not previously been recognized, as well as a lower federal income tax rate reflective of the lower taxable income, and a lower effective state income tax rate as a result of credits and improved filing methods. The Company expects an effective income tax rate of approximately 37% in fiscal 2004.

Income before cumulative effect of an accounting change was $7,793,000 in fiscal 2003, a 45% decrease as compared to $14,186,000 in fiscal 2002. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, net interest expense and income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.49 in fiscal 2003, decreased 45% from $0.88 per share reported in fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2003 was 15,938,000 shares as compared to 16,047,000 shares last year.

The Company has completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company has determined for its fiscal 2003 transitional goodwill impairment test that it has eight reporting units, each of which represents an acquired business that currently operates in the organizational structure one level below the business segment level. Based upon phase one of the analysis, there was an indication that the recorded net goodwill of two reporting units in the Commercial / Industrial Lighting Segment (totaling $23,593,000) and one reporting unit in the Image Segment (totaling $929,000) was significantly impaired. Upon completion of the second phase of the transitional goodwill impairment test, it was determined that the goodwill in all three reporting units was fully impaired. The impairment of $24,522,000 is a non-cash and non-operating charge. It has been booked in the amount of $18,541,000, net of income taxes, as a change in accounting methods and has been recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

The Company recorded a net loss of $10,748,000 in fiscal 2003 as compared to net income of $14,186,000 in fiscal 2002. The decrease is primarily the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change, and decreased income from business operations ($7,793,000 as compared to $14,186,000). Diluted earnings or (loss) per share was $(0.67) in fiscal 2003 as compared to $0.88 per share reported in fiscal 2002.

2002 Compared to 2001

Net sales of $259,261,000 in fiscal 2002 increased 11% from fiscal 2001 net sales of $233,940,000. Commercial / Industrial Lighting Segment net sales increased 9% and Image Segment net sales increased 12% in fiscal 2002 as compared to the prior year. The increase in Commercial / Industrial Lighting Segment is attributed to the Company’s participation in a new store program of a national retailer (approximately $2.7 million), and to a full year of sales of LSI Lightron versus only seven months last year (approximately $6.1 million effect), partially offset by economic softness in the commercial / industrial market. The increase in Image Segment net sales is primarily attributed to growth related to some image conversion programs (approximately $34 million, which includes most of the effect of fiscal 2002 having a full year of LSI Adapt’s operations versus only six months in 2001), partially offset by general softness in the petroleum / convenience store market. Net sales of menu board systems and related installation revenue increased due to the roll-out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented the single largest program for the Company in fiscal 2002 and represented approximately $20 million of the growth in net sales related to image conversion programs. This program is expected to be substantially completed by December 31, 2002. No comparable menu board program has been identified to replace this business. The other primary area the Company experienced a net sales increase of approximately $14 million in graphics business and related installation revenue was related to roll out image conversion programs for customers in the petroleum / convenience store market. Net sales of the Image Segment to the petroleum / convenience store market represented 34% and 35% of total net sales in fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 5% in fiscal 2002 as compared to last year entirely on the strength of two image conversion programs for two major oil companies, particularly in the first half of the year. The Company believes these programs stopped in the fourth quarter of fiscal 2002 primarily due to concerns about the Middle East and cash flow demands related to some large acquisitions that these major oil companies entered into. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2002 as competitive pricing pressures held price increases to a minimum.

Gross profit of $72,419,000 in fiscal 2002 increased 11% from last year’s gross profit of $65,411,000. The increase in amount of gross profit is due primarily to the 11% increase in net sales. Approximately $2.5 million of the increase in gross profit between years is attributed to the two companies acquired in fiscal year 2001 (LSI Lightron and LSI Adapt) having a full year of operations in fiscal 2002 versus about six months in 2001. Selling and administrative expenses increased 2% to $49,039,000 from $48,175,000. The increase was primarily attributed to the additional selling and administrative expenses from companies acquired during fiscal 2001 (approximately $2.9 million), partially offset by lower selling costs associated with the increased sales volume of menu board systems, non-recurring settlement of two patent lawsuits ($925,000 or $0.04 per share, diluted), and to the positive effects of cost containment programs. As a percentage of net sales, selling and administrative expenses were at 18.9% in the fiscal 2002 as compared to 20.6% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $696,000 ($0.03 per share, diluted) in fiscal 2002, as compared to expense of $960,000 ($0.04 per share, diluted) in fiscal 2001. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

The Company reported interest income of $51,000 in fiscal 2002 as compared to $630,000 in fiscal 2001. The change between years is primarily reflective of reduced interest rates and the Company being in a net cash investment position in the first half of fiscal 2001, and a net borrowing position since November 2001 because of the acquisition of LSI Lightron and later, LSI Adapt. Interest expense of $575,000 in fiscal 2002 is down from $607,000 in the prior year due to reduced interest rates, and the capitalization of $92,000 of interest expense associated with construction of a manufacturing facility, partially offset by more than double the amount of average borrowings on the Company’s line of credit. The Company’s effective tax rate decreased to 37.9% in fiscal 2002 as compared to 38.8% last year primarily due to research and development income tax credits in 2002, partially offset by increased state and federal effective rates.

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

Net income of $14,186,000 ($0.88 per share) in fiscal 2002 increased 44% from last year’s net income of $9,878,000 ($0.63 per share). The increase is the result of increased income from continuing operations and a fiscal 2001 $723,000 expense related to discontinued operations with no corresponding expense in fiscal 2002.

Liquidity and Capital Resources

The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2003 the Company had working capital of $59.6 million, compared to $55.8 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.50 to 1 from 2.84 to 1. The $3.8 million increase in working capital is primarily attributed to decreased accounts payable and accrued expenses, and increased inventories and other current assets, partially offset by decreased accounts and notes receivable. The $1.3 million or 9% reduction in accounts payable is related to the reduction in net sales in the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. The $4.9 million reduction in accrued expenses is primarily due to lower accruals of performance-based compensation and benefit plans ($2.9 million), and a lower amount of accrued income taxes ($0.9 million). Inventories have increased $1.5 million in fiscal year 2003, with approximately $2.6 million of inventory increases in the Company’s lighting businesses, primarily in raw materials and work in process, and approximately $1.1 million of decrease in the Company’s graphics businesses, primarily in finished goods. The $5.0 million reduction in accounts and notes receivable is primarily attributed to a reduction in net sales in the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002 ($55.6 million vs. $57.3 million), as well as a reduction in the days sales outstanding from 64 days at June 30, 2002 to 58 days at June 30, 2003. Days sales outstanding were down in part due to cash collections on the note receivable, in part due to the write off of certain receivables against the Bad Debt Reserve, and in part to improved cash collections from customers.

The Company generated $13.2 million of cash from operating activities in fiscal 2003 as compared to $27.2 million in fiscal 2002. The $14 million decrease in net cash flows from operating activities in fiscal 2003 is primarily the net result of decreased net income ($24.9 million, of which $18.5 million relates to the non-cash charge booked as a cumulative effect of an accounting change related to impairment of goodwill), increased inventories, decreases in accounts payable and accrued expenses ($6.0 million), and decreased depreciation and amortization expense ($0.4 million), partially offset by a lesser decrease in receivables ($4.4 million).

As of June 30, 2003, the Company’s days sales outstanding (DSO) were at approximately 58 days, down 6 days from the 64 day DSO as of June 30, 2002. Net accounts and notes receivables were $37.3 million and $42.3 million at June 30, 2003 and June 30, 2002, respectively. Collection cycles from a few large customers in the Image Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note and unsecured receivable, net of reserves, at $0.7 million and $0.2 million, respectively, as of June 30, 2003—down significantly from the $3.1 million total receivable balance from this customer as of June 30, 2002. Three of the Company’s seven collateral retail sites were sold by this customer in fiscal 2003, with the majority of the sales proceeds paying down the note balance. This note provides for scheduled weekly payments of $50,000, however the customer has not made any payments since June 30, 2003. During the year, the Company had unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure of approximately $1.7 million has been written off against receivable and inventory reserves, leaving a receivable of about $0.2 million or the amount expected as settlement of the bankruptcy claim. Two additional customers in the Image Segment filed bankruptcy in the first quarter of fiscal 2003. In the first quarter of fiscal 2003, the Company recorded an additional $1.0 million bad debt expense and $0.2 million inventory obsolescence expense as a result of these unexpected bankruptcies, with just over half of this total expense to cover exposure to these bankruptcies and the remainder to provide additional reserves for unknown loss exposures. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate. The Company has potential exposure to possible preferential payment (as defined by the bankruptcy statutes) demands, none of which is reserved for, from two of the customers discussed above. No demands have been received. Of the total potential exposure of $1.6 million, the Company believes it has appropriate defenses in accordance with the bankruptcy statutes for at least $1.2 million.

Cash generated from operations is the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of August 22, 2003 there was approximately $39.1 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2006 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2004. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2003 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

Capital expenditures of $5.5 million in fiscal 2003 compare to $16.8 million in fiscal 2002. The primary spending in fiscal 2002 was for the new $11 million manufacturing facility for LSI Lightron. The Company commenced operations in this facility in July 2003. Fiscal 2003 spending is for completion of this facility ($1.4 million), tooling and equipment throughout all operations of the Company ($2.7 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($1.4 million). Total capital expenditures in fiscal 2004 are expected to be approximately $6 million, exclusive of business acquisitions.

The Company used $7.9 million in financing activities in fiscal 2003 as compared to a use of $8.8 million in fiscal 2002. The change is the net result of a $3.7 million borrowing of long-term debt in fiscal 2003, a higher amount of repayment of funded debt in fiscal 2003 as compared to last year ($1.2 million), less stock option exercises ($1.6 million), and more cash dividends paid in fiscal 2003 ($0.1 million).

The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past three fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation scheduled in fiscal 2005. Of the $8.5 million of software expenditures that are capitalized to date, a total of $2.9 million is being depreciated for the subsidiary companies currently using the software. A total of $0.9 million of depreciation has been expensed to date. As additional subsidiaries implement this software, proportionately more of this capitalized asset will be depreciated and the depreciation per period will significantly increase to approximately $1.5 million per fiscal year. This software is scheduled to be fully depreciated in fiscal 2008. Capitalization of additional design costs for this internal-use software is expected, as well as implementation costs that will be expensed as incurred.

As of June 30, 3003, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements (i.e., open purchase orders issued to suppliers), and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of

June 30, 2003

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$14,084	$85	$13,569	$205	$225
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	6,605	1,559	2,758	2,288	—
Purchase Obligations	5,862	5,862	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$26,551	$7,506	$16,327	$2,493	$225

On August 13, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $946,000), payable September 9, 2003 to shareholders of record on September 2, 2003. During fiscal 2003, the Company paid cash dividends of $3,784,000, as compared to $3,719,000 in fiscal 2002. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

The Company continues to seek opportunities to invest in new products and markets, and in acquisitions that fit its strategic growth plans in the lighting and graphics markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.

Critical Accounting Policies and Estimates

The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company continually reviews these estimates and their underlying assumptions to ensure they remain appropriate. The Company believes the items discussed below are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment. Significant changes in the estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Emerging Issues Task Force EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered, and collectibility reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Any cash received from customers prior to the recognition of revenue is accounted for as a customer pre-payment and is included in accrued expenses.

The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors and unanticipated technological change or competitive activities may signal that an asset has become impaired. An impairment charge of $24.5 million, or $18.5 million net of tax, related to goodwill was recorded in fiscal 2003 as the cumulative effect of an accounting change and charged against income. See Note 6 to the financial statements for further discussion.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on July 1, 2002. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if an impairment test is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2003.

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 142 effective July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities. The Company adopted SFAS No. 146 effective December 31, 2002 with no significant impact on its financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00–21, “Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company has adopted EITF 00-21 with no significant impact on its financial condition or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company’s fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company’s fiscal 2003 third quarter). The Company’s implementation of this statement did not have any significant impact on its financial condition or results of operations upon implementation. Required disclosures are included in Footnotes No. 1 and 8 to the financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To LSI Industries Inc.:

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of LSI Industries Inc. and subsidiaries for the year ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors, whose report was dated August 15, 2001, expressed an unqualified opinion on those financial statements.

We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002.

/s/ Grant Thornton LLP

Cincinnati, Ohio

August 15, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of LSI Industries Inc.:

We have audited the accompanying consolidated balance sheet of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Cincinnati, Ohio

August 15, 2001

Notes:

1.	This report is a copy of the previously issued report.
2.	Arthur Andersen LLP has not reissued this report.

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

For the years ended June 30, 2003, 2002, and 2001

(In thousands, except per share)

	2003	2002	2001
Net sales	$213,133	$259,261	$233,940
Cost of products sold	157,935	186,842	168,529

Gross profit	55,198	72,419	65,411

Selling and administrative expenses	43,801	49,039	48,175

Operating income	11,397	23,380	17,236

Interest (income)	(259)	(51)	(630)

Interest expense	378	575	607

Other (income) expense	31	(4)	(58)

Income from continuing operations before income taxes	11,247	22,860	17,317

Income tax expense	3,454	8,674	6,716

Income from continuing operations before cumulative effect of accounting change and discontinued operations	7,793	14,186	10,601

Cumulative effect of accounting change, net of tax	18,541	—	—

Discontinued operations, net of tax benefit of $387	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Earnings (loss) per common share
Basic
Earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.90	$.68

Earnings (loss) per share	$(.68)	$.90	$.64

Diluted
Earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.88	$.67

Earnings (loss) per share	$(.67)	$.88	$.63

The accompanying notes are an

integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

(In thousands, except shares)

	2003	2002
ASSETS

Current Assets
Cash and cash equivalents	$239	$357
Accounts and notes receivable, less allowance for doubtful accounts of $959 and $1,644, respectively	37,314	42,273

Inventories	40,326	38,846

Refundable income taxes	1,823	1,989

Other current assets	3,803	2,711

Total current assets	83,505	86,176

Property, Plant and Equipment, at cost
Land	6,692	4,553
Buildings	31,987	23,102
Machinery and equipment	47,716	41,854
Construction in progress	5,667	17,752

	92,062	87,261
Less accumulated depreciation	(37,053)	(32,436)

Net property, plant and equipment	55,009	54,825

Goodwill, net	17,303	41,825

Other Intangible Assets, net	5,193	5,679

Other Assets, net	1,766	1,337

	$162,776	$189,842

The accompanying notes are an

integral part of these financial statements.

	2003	2002
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$85	$365
Accounts payable	13,603	14,910
Accrued expenses	10,184	15,108

Total current liabilities	23,872	30,383

Long-Term Debt	13,999	17,688

Deferred Income Taxes	—	2,422

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 15,761,616 and 15,776,707 shares, respectively	52,585	52,497
Retained earnings	72,320	86,852

Total shareholders’ equity	124,905	139,349

	$162,776	$189,842

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2003, 2002, and 2001

(In thousands, except per share)

	Common Shares		Retained Earnings	Total
	Number of Shares	Amount
Balance at June 30, 2000	15,438	$47,719	$70,493	$118,212

Net income	—	—	9,878	9,878

Purchase of treasury shares	(22)	(305)	—	(305)

Deferred stock compensation	—	248	—	248

Stock options exercised, net	72	821	—	821

Common shares issued for acquisitions	170	2,325	—	2,325

Dividends—$.26 per share	—	—	(3,986)	(3,986)

Balance at June 30, 2001	15,658	50,808	76,385	127,193

Net income	—	—	14,186	14,186

Purchase of treasury shares	(13)	(256)	—	(256)

Deferred stock compensation	—	267	—	267

Stock options exercised, net	132	1,678	—	1,678

Dividends—$.24 per share	—	—	(3,719)	(3,719)

Balance at June 30, 2002	15,777	52,497	86,852	139,349

Net (loss)	—	—	(10,748)	(10,748)

Purchase of treasury shares	(24)	(243)	—	(243)

Deferred stock compensation	—	240	—	240

Stock options exercised, net	9	91	—	91

Dividends—$.24 per share	—	—	(3,784)	(3,784)

Balance at June 30, 2003	15,762	$52,585	$72,320	$124,905

The accompanying notes are an integral part

of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash Flows From Operating Activities

Net income (loss)	$(10,748)	$14,186	$9,878

Non-cash items included in income
Cumulative effect of accounting change, before taxes	24,522	—	—
Depreciation and amortization	5,702	6,096	5,558
Deferred income taxes	(4,365)	2,191	1,023
Deferred compensation plan	240	267	248
(Gain) loss on disposition of fixed assets	31	(4)	(58)

Change (excluding effects of acquisitions) in
Accounts and notes receivable	4,959	9,336	(12,107)
Inventories	(1,480)	(3,767)	(5,450)
Refundable income taxes	166	(1,135)	306
Accounts payable	(1,307)	(358)	504
Accrued expenses and other	(4,502)	1,144	(1,581)
Net liabilities from discontinued operations	—	(711)	(1,072)

Net cash flows from operating activities	13,218	27,245	(2,751)

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(5,452)	(16,846)	(6,492)
Proceeds from sale of fixed assets	21	7	155
Acquisition of businesses, net of cash received	—	(1,603)	(29,163)

Net cash flows from investing activities	(5,431)	(18,442)	(35,500)

Cash Flows From Financing Activities

Increase (decrease) of borrowings under line of credit	—	(552)	552
Proceeds from issuance of long-term debt	3,746	—	22,000
Payment of long-term debt	(7,715)	(5,937)	(2,457)
Cash dividends paid	(3,784)	(3,719)	(3,986)
Exercise of stock options	91	1,678	821
Purchase of treasury shares	(243)	(256)	(305)

Net cash flows from financing activities	(7,905)	(8,786)	16,625

Increase (decrease) in cash and cash equivalents	(118)	17	(21,626)

Cash and cash equivalents at beginning of year	357	340	21,966

Cash and cash equivalents at end of year	$239	$357	$340

The accompanying notes are an

integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Revenue recognition:

The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling.

Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities.

Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities.

Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing.

Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

Cash and cash equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2003 and 2002 the bank balances included $1,937,000 and $2,308,000, respectively, in excess of FDIC insurance limits.

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

Property, plant and equipment and related depreciation:

Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	31 - 40 years
Machinery and equipment	3 - 10 years
Computer software	3 - 8 years

Costs related to the purchase, internal development, and implementation of the Company’s business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The capitalized implementation costs are apportioned to and placed in service for each operating company as that company implements and begins utilization of the business operating software. The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software will be fully depreciated by December 31, 2007. Other purchased computer software is being depreciated over periods ranging from three to five years.

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between two and seventeen years. The excess of cost over fair value of assets acquired (“goodwill”) was amortized to expense over periods ranging between fifteen and forty years through fiscal 2002. Beginning in fiscal 2003, goodwill is no longer amortized, but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Impairments have been recorded only with respect to goodwill (see Note 6).

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

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,500,000 in 2003, $1,876,000 in 2002 and $1,581,000 in 2001.

Income taxes:

Deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 10.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 172,000 shares in 2003, 332,000 shares in 2002, and 248,000 shares in 2001. See also Note 4.

Stock options:

The company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been reflected in the financial statements as the exercise price of options granted to employees and non-employee directors is equal to the fair market value of the Company’s common shares on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2003, 2002, and 2001 would have been as follows:

(In thousands except earnings per share)	2003	2002	2001
Net income (loss)
As reported	$(10,748)	$14,186	$9,878
Stock option expense	409	534	498

Pro forma	$(11,157)	$13,652	$9,380

Earnings (loss) per common share
Basic
As reported	$(0.68)	$0.90	$0.64
Pro forma	$(0.71)	$0.87	$0.61
Diluted
As reported	$(0.67)	$0.88	$0.63
Pro forma	$(0.70)	$0.85	$0.61

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Recent pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 142 effective July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities. The Company adopted both SFAS No. 146 effective December 31, 2002 with no significant impact on its financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00–21, “Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company has adopted EITF 00-21 with no significant impact on its financial condition or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company’s fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company’s fiscal 2003 third quarter). The Company’s implementation of this statement did not have any significant impact on its financial condition or results of operations upon implementation.

Comprehensive income:

The Company does not have any comprehensive income items other than net income.

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

NOTE 2—DISCONTINUED OPERATIONS

In 1992 the Company sold the assets and operations of its subsidiary in the United Kingdom (U.K.), Duramark, to its management and reported a loss from discontinued operations. Consideration received included cash and assumption of liabilities by management. The remaining liabilities, including those associated with the lease on the U.K. facility, which were not assumed by the management buy-out group of the discontinued operations, net of related taxes, were retained by the Company. The lease on the now vacant facility was guaranteed by the Company through its expiration in March 2001. The Company had been involved for several years in both litigation and negotiations related to lease payments (unpaid since 1995), to maintenance of the facility, and to the remaining lease obligation through March 2001 with the various entities associated with this lease. In the fourth quarter of fiscal year 2000 the Company settled all outstanding lease matters with a sublessee at less than amounts previously anticipated. The $608,000 settlement payment received by the Company was added to the reserve for discontinued operations.

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

NOTE 3—BUSINESS SEGMENT INFORMATION

LSI operates in two business segments—the Image Segment and the Commercial / Industrial Lighting Segment. The Image Segment manufactures and sells exterior and interior visual image elements (lighting, graphics, and menu board systems) for the petroleum / convenience store market and for multi-site retail operations. The Image Segment includes the operations of LSI Petroleum Lighting, LSI Automotive Lighting, LSI Images, LSI Metal Fabrication, LSI SGI Integrated Graphic Systems, LSI Grady McCauley, LSI Retail Graphics, and LSI Adapt. The Commercial / Industrial Lighting Segment manufactures and sells primarily outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Commercial / Industrial Lighting Segment includes the operations of LSI Lighting Systems, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Company’s most significant market, which is included in the Image Segment, is the petroleum / convenience store market with approximately 29%, 34%, and 35% of net sales concentrated in this market in fiscal 2003, 2002, and 2001, respectively.

The Company considers its geographic areas to be: 1) the United States, and 2) foreign. The foreign content of business is represented by 3%, or less, of total net sales in fiscal years 2001 through 2003. All capital expenditures, depreciation and amortization, and identifiable assets are in the United States. The following information is provided for the following periods:

(In thousands)	2003	2002	2001
Net sales:
Image Segment	$122,870	$164,405	$147,021
Commercial / Industrial Lighting Segment	90,263	94,856	86,919

	$213,133	$259,261	$233,940

Operating income:
Image Segment	$9,339	$19,991	$14,690
Commercial / Industrial Lighting Segment	2,058	3,389	2,546

	$11,397	$23,380	$17,236

	2003	2002	2001
Identifiable assets:
Image Segment	$82,112	$98,707	$105,072
Commercial / Industrial Lighting Segment	77,907	88,960	75,416

	160,019	187,667	180,488
Corporate	2,757	2,175	1,271

	$162,776	$189,842	$181,759

Capital expenditures:
Image Segment	$1,500	$3,842	$3,926
Commercial / Industrial Lighting Segment	3,952	13,004	2,566

	$5,452	$16,846	$6,492

Depreciation and amortization:
Image Segment	$2,798	$3,470	$3,139
Commercial / Industrial Lighting Segment	2,904	2,626	2,419

	$5,702	$6,096	$5,558

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes. The decrease in identifiable assets in fiscal 2003 is primarily related to the write-off of impaired goodwill pursuant to the Company’s implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 6).

NOTE 4—EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2003	2002	2001
BASIC EARNINGS PER SHARE

Income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601

Cumulative effect of accounting change	18,541	—	—

Discontinued operations	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Weighted average shares outstanding during the period, net of treasury shares	15,766	15,715	15,537

	2003	2002	2001
Basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$0.49	$0.90	$0.68

Cumulative effect of accounting change	(1.17)	—	—

Discontinued operations	—	—	(0.04)

Basic earnings (loss) per share	$(0.68)	$0.90	$0.64

DILUTED EARNINGS PER SHARE

Income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601

Cumulative effect of accounting change	18,541	—	—

Discontinued operations	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Weighted average shares outstanding during the period, net of treasury shares	15,766	15,715	15,537

Effect of dilutive securities (A): Impact of common shares to be issued under stock option plans, a deferred compensation plan, and contingently issuable shares	172	332	248

Weighted average shares outstanding (B)	15,938	16,047	15,785

Diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$0.49	$0.88	$0.67

Cumulative effect of accounting change	(1.16)	—	—

Discontinued operations	—	—	(0.04)

Diluted earnings (loss) per share	$(0.67)	$0.88	$0.63

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(B)	Options to purchase 294,894 common shares, 2,062 common shares and 74,726 common shares at June 30, 2003, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5—BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2003	2002
Inventories:
Raw materials	$18,981	$17,316
Work-in-process	7,181	4,841
Finished goods	14,164	16,689

	$40,326	$38,846

Accrued Expenses:
Compensation and benefits	$5,232	$8,136
Other accrued expenses	4,952	6,972

	$10,184	$15,108

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company has determined for its fiscal 2003 transitional goodwill impairment test that it has eight reporting units, each of which represents an acquired business that currently operates in the organizational structure one level below the business segment level. Based upon phase one of the analysis, there was an indication that the recorded net goodwill of two reporting units in the Commercial / Industrial Lighting Segment (totaling $23,593,000) and one reporting unit in the Image Segment (totaling $929,000) was significantly impaired. Upon completion of the second phase of the transitional goodwill impairment test, it was determined that the goodwill in all three reporting units was fully impaired. The impairment of $24,522,000 is a non-cash and non-operating charge. It has been booked in the amount of $18,541,000, net of income taxes, as a change in accounting methods and has been recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

The fiscal year 2002 increase in goodwill of $1,603,000 relates to past acquisitions and is the net result of an adjustment related to deferred income taxes, and to purchase price adjustments or earn out payments pursuant to the purchase agreements.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of June 30, 2003			As of June 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,712	$2,409	$17,303	$46,024	$4,199	$41,825

Other Intangible Assets	$6,450	$1,257	$5,193	$6,450	$771	$5,679

	Amortization Expense
	Other Intangible
Fiscal Year	Goodwill	Assets	Total
2003	$—	$486	$486

2002	$1,350	$487	$1,837

2001	$1,022	$284	$1,306

Changes in the carrying amount of goodwill for the years ended June 30, 2002 and 2003, by operating segment, are as follows:

(in thousands)	Image Segment	Commercial / Industrial Lighting Segment	Total

Balance June 30, 2001	$17,775	$23,797	$41,572

Amortization expense	(717)	(633)	(1,350)

Goodwill acquired during year	853	750	1,603

Balance as of June 30, 2002	17,911	23,914	41,825

Impairment losses	(929)	(23,593)	(24,522)

Balance as of June 30, 2003	$16,982	$321	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2003		June 30, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Gross Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,162	$5,400	$713
Trademarks	920	59	920	36
Patents	110	18	110	11
Non-compete agreements	20	18	20	11

	$6,450	$1,257	$6,450	$771

Aggregate amortization expense for other intangible assets was $486,000 in fiscal 2003, $487,000 in fiscal 2002 and $284,000 in fiscal 2001.

The Company expects to record amortization expense related to other intangible assets in the five years following 2003 as follows:

(in thousands)
2004	$483
2005	$480
2006	$480
2007	$480
2008	$480

The following table presents the effect of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).

(In thousands, except per share data)
	2003	2002	2001
Reported income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601
Add back: Goodwill amortization, net of tax	—	939	719

Adjusted income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$15,125	$11,320

Basic Earnings Per Share:
Reported basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.90	$.68
Goodwill amortization	—	$.06	$.04

Adjusted basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.96	$.72

Diluted Earnings Per Share:
Reported diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.88	$.67
Goodwill amortization	—	$.06	$.04

Adjusted diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.49	$.94	$.71

NOTE 7—REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2003 the available portion of this line of credit was $36.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2004. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2006. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At June 30, 2003 the average interest rate on borrowings under this revolving line of credit was 1.82%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company’s borrowings under its bank credit facilities during fiscal year 2003 averaged approximately $13.1 million at an approximate average borrowing rate of 2.2%.

The Company has an Industrial Revenue Development Bond (IRB) borrowing in the amount of $700,000 associated with its facility in Northern Kentucky. The term of this IRB is 15 years with semi-annual interest payments and annual principal payments for retirement of bond principal in increasing amounts over the term of the bonds through fiscal 2010. The IRB interest rate, which is reestablished semi-annually, is currently 1.2%, plus a 75 basis point letter of credit fee. The IRB is secured by the Company’s Kentucky real estate, which has a net carrying value of $1.7 million at June 30, 2003.

During fiscal 2002, $92,000 of interest expense related to construction of a new manufacturing facility was capitalized and is included in construction in progress at June 30, 2002. No interest expense was capitalized in fiscal 2003 or 2001.

Long-term debt:

(In thousands)	2003	2002
Revolving Line of Credit (3 year committed line)	$13,384	$16,422
Industrial Revenue Development Bond at 1.85%	700	780
Equipment loans (average rate of 4.8%)	—	851

	14,084	18,053

Less current maturities of long-term debt	85	365

Long-term debt	$13,999	$17,688

Future maturities of long-term debt at June 30, 2003 are as follows (in thousands):

2004	2005	2006	2007	2008	2009 and after
$85	$90	$13,479	$100	$105	$225

NOTE 8—SHAREHOLDERS’ EQUITY

The common shares of the Company were split 3-for-2 effective November 21, 2001. Accordingly, all share and per share data for all prior reporting periods have been restated to reflect the split.

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 1,410,900, of which 823,630 shares were available for future grant as of June 30, 2003. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2003, 2002, and 2001.

	2003	2002	2001
Dividend yield	1.89%	1.38%	1.81%
Expected volatility	48%	35%	40%
Risk-free interest rate	2.93%	2.16% - 3.62%	4.54% - 6.50%
Expected life	8 yrs.	3-7 yrs.	4-8 yrs.

At June 30, 2003, the 4,500 options granted during fiscal 2003 to non-employee directors had, at June 30, 2003, exercise prices of $10.74, fair values of $5.01 and remaining contractual lives of about nine years. The 201,838 options granted during fiscal 2002 to employees and non-employee directors had, at June 30, 2002, exercise prices ranging from $14.60 to $19.80, fair values ranging from $2.99 to $6.38 per option, and remaining contractual lives of four to nine years. The 330,450 options granted during fiscal 2001 to employees and non-employee directors had, at June 30, 2001, exercise prices ranging from $10.29 to $14.70, fair values ranging from $2.83 to $5.95 per option, and remaining contractual lives of four to nine years.

Information involving the stock option plans for the years ended June 30, 2003, 2002, and 2001 is shown in the table below:

	2003		2002		2001
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	644	$12.23	605	$10.92	363	$10.75

Granted	5	$10.95	202	$14.77	331	$10.73
Terminated	(53)	$13.08	(29)	$11.35	(16)	$10.46
Exercised	(9)	$10.16	(134)	$10.30	(73)	$9.33

Outstanding at end of year	587	$12.18	644	$12.23	605	$10.92

Exercisable at end of year	321	$11.59	185	$11.59	164	$10.93

The Company implemented a non-qualified deferred compensation plan in fiscal 1997, providing for both Company contributions and participant deferrals of compensation. All Plan investments are in common shares of the Company. As of June 30, 2003 there were 38 participants with either partially or fully vested account balances. A total of 148,564 and 124,478 common shares were held in the Plan as of June 30, 2003 and 2002, respectively, and, accordingly, have been recorded as treasury shares.

On the dates indicated, the Company issued the following amounts of common shares as a portion of the purchase price for acquired businesses (see further discussion in Note 12):

(In thousands, except shares)
Date	Number of Common Shares	Stated Value
1/10/01	164,145	$2,250
6/8/01	5,654	$75

On August 13, 2003, the Board of Directors declared a cash dividend of $0.06 per share to be paid September 9, 2003 to shareholders of record on September 2, 2003. Annual cash dividend payments made during fiscal years 2003, 2002, and 2001 were $0.24, $0.24, and $0.26 per share, respectively.

NOTE 9—LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,906,000 in 2003, $1,875,000 in 2002, and $1,536,000 in 2001. Minimum annual rental commitments under non-cancelable operating leases are: $1,559,000 in 2004, $1,406,000 in 2005, $1,352,000 in 2006, $1,171,000 in 2007, and $1,117,000 in 2008. There are no commitments beyond 2008. Purchase commitments of the Company totaled $5,862,000 as of June 30, 2003.

NOTE 10—INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2003	2002	2001
Provision (benefit) for income taxes:
Current federal	$1,585	$5,633	$5,190
Current state and local	253	850	588
Deferred	1,616	2,191	938

	$3,454	$8,674	$6,716

Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	35.0%	34.8%
State and local taxes, net of federal benefit	1.6	2.8	2.2
Federal and state tax credits	(5.1)	—	—
Goodwill and other	.2	.1	1.8

Effective tax rate	30.7%	37.9%	38.8%

The components of deferred income tax assets and (liabilities) at June 30, 2003 and 2002 are as follows:

(In thousands)	2003	2002
Reserves against current assets	$778	$1,040
Prepaid expenses	(687)	(2,035)
Accrued expenses	873	1,110
Depreciation	(6,330)	(3,186)

Goodwill and acquisition costs	6,117	148
Deferred compensation	694	617

Net deferred income tax asset (liability)	$1,445	$(2,306)

Reconciliation to the balance sheets as of June 30, 2003 and 2002:

(In thousands)	2003	2002
Deferred income tax asset (liability) included in:
Other current assets	$964	$116
Other assets	481	—
Long-term deferred income tax liability	—	(2,422)

Net deferred income tax asset (liability)	$1,445	$(2,306)

As of June 30, 2003 and 2002, the Company has recorded refundable income taxes as a current asset in the amounts of $1,823,000 and $1,989,000 respectively. The majority of the refundable income taxes relate to excess quarterly estimated federal income tax payments made during the year. Such refundable income taxes are applied in the subsequent fiscal year to the Company’s quarterly estimated federal income tax payments.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2003	2002	2001
Cash payments:
Interest	$367	$714	$526
Income taxes	$2,232	$8,003	$5,124

Non-cash investing and financing activities:
Value of common shares issued for acquisitions	$—	$—	$2,325

Details of acquisitions:
Working capital, less cash	$—	$—	$2,948
Property, plant & equipment	—	—	2,976
Other assets, net	—	—	5,551
Excess of purchase price paid over estimated net assets of acquired businesses	—	1,603	20,013

	—	1,603	31,488
Less fair value of common shares issued	—	—	(2,325)

Cash paid for acquisitions	$—	$1,603	$29,163

NOTE 12—ACQUISITIONS

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first thirteen months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., continues to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. With the completion of construction of a new facility in the fourth quarter of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall were transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price remained in escrow and Lightron of Cornwall was exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company’s Commercial / Industrial Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.4 million, which is recorded as goodwill and was being amortized over forty years through June 30, 2002. See Note 6.

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The initial consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 164,145 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering’s business. In addition, a contingent “earn-out” having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition based upon achievement of certain financial performance. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million was made in the first quarter of fiscal year 2002. The performance in the second earn-out period was above a minimum target and an earn-out payment of $0.9 million was made in the first quarter of fiscal year 2003. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company’s Image Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The initial purchase price, plus the earn-out consideration, exceeded the estimated fair value of net assets acquired by approximately $4.0 million, which has been recorded as goodwill and was being amortized over fifteen years through June 30, 2002. See Note 6.

NOTE 13—SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In thousands except per share data)
	Quarter Ended					Fiscal Year
	Sept. 30		Dec. 31	March 31	June 30
2003

Net sales	$56,045		$57,275	$44,228	$55,585	$213,133
Gross profit	15,054		15,020	10,581	14,543	55,198
Income from continuing operations before cumulative effect of accounting change	2,215		2,687	468	2,423	7,793
Net income (loss)	(16,326	)(b)	2,687	468	2,423	(10,748	)(b)

(In thousands except per share data)
	Quarter Ended					Fiscal Year
	Sept. 30	Dec. 31	March 31	June 30
Earnings per share from continuing operations before cumulative effect of accounting change
Basic	$.14	$.17	$.03	$.15		$.49
Diluted	$.14	$.17	$.03	$.15		$.49

Earnings (loss) per share
Basic	$(1.04)	$.17	$.03	$.15		$(.68	)(a)
Diluted	$(1.02)	$.17	$.03	$.15		$(.67)

Range of share prices
High	$18.54	$14.50	$14.11	$13.64		$18.54
Low	$8.90	$8.94	$8.24	$8.60		$8.24

2002

Net sales	$67,049	$76,694	$58,261	$57,257		$259,261
Gross profit	19,084	21,740	15,897	15,698		72,419
Net income	3,702	4,607	2,549	3,328		14,186

Earnings per share
Basic	$.24	$.29	$.16	$.21		$.90
Diluted	$.23	$.29	$.16	$.21		$.88	(a)

Earnings per share
Basic	$.19	$.20	$.08	$.17		$.64
Diluted	$.19	$.19	$.08	$.17		$.63

Range of share prices
High	$18.43	$18.25	$22.39	$20.80		$22.39
Low	$12.97	$14.13	$16.30	$14.30		$12.97

2001

Net sales	$53,609	$59,839	$53,935	$66,557		$233,940
Gross profit	15,399	17,040	13,975	18,997		65,411
Income from continuing operations	2,981	3,028	1,225	3,367		10,601
Net income	2,981	3,028	1,225	2,644	(c)	9,878	(c)

Earnings per share from continuing operations
Basic	$.19	$.20	$.08	$.22		$.68	(a)
Diluted	$.19	$.19	$.08	$.21		$.67

(In thousands except per share data)
	Quarter Ended				Fiscal Year
	Sept. 30	Dec. 31	March 31	June 30
Earnings per share
Basic	$.19	$.20	$.08	$.17	$.64
Diluted	$.19	$.19	$.08	$.17	$.63

Range of share prices
High	$15.29	$14.67	$14.67	$17.97	$17.97
Low	$9.67	$11.00	$11.83	$12.01	$9.67

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

(b)	See Note 6 for discussion of an accounting change related to goodwill impairment.

(c)	See Note 2 for discussion of a charge related to discontinued operations.

At August 19, 2003, there were 312 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.

SELECTED FINANCIAL DATA

(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2003	2002	2001	2000	1999
Net sales	$213,133	$259,261	$233,940	$239,982	$231,722
Cost of products sold	157,935	186,842	168,529	166,207	159,145
Operating expenses	43,801	49,039	48,175	45,219	45,349

Operating income	11,397	23,380	17,236	28,556	27,228
Interest (income)	(259)	(51)	(630)	(1,057)	(477)
Interest expense	378	575	607	189	224
Other (income) expense	31	(4)	(58)	15	95

Income from continuing operations before income taxes	11,247	22,860	17,317	29,409	27,386
Income taxes	3,454	8,674	6,716	11,130	10,285

Income from continuing operations before cumulative effect of accounting change	7,793	14,186	10,601	18,279	17,101

Cumulative effect of accounting change, net of tax (b)	18,541	—	—	—	—

Discontinued operations (a)	—	—	723	1,000	—

Net income (loss)	$(10,748)	$14,186	$9,878	$17,279	$17,101

Earnings per common share from continuing operations before cumulative effect of accounting change
Basic	$.49	$.90	$.68	$1.20	$1.15
Diluted	$.49	$.88	$.67	$1.18	$1.13

Earnings (loss) per common share
Basic	$(.68)	$.90	$.64	$1.13	$1.15
Diluted	$(.67)	$.88	$.63	$1.11	$1.13

Cash dividends paid per share	$.24	$.24	$.26	$.26	$.22

Weighted average common shares
Basic	15,766	15,715	15,537	15,293	14,825
Diluted	15,938	16,047	15,785	15,531	15,132

Balance Sheet Data:

(At June 30)

	2003	2002	2001	2000	1999
Working capital	$59,633	$55,793	$62,119	$61,139	$49,615
Total assets	162,776	189,842	181,759	146,783	137,714
Long-term debt, including current maturities	14,084	18,053	23,990	1,701	1,901
Shareholders’ equity	124,905	139,349	127,193	118,212	102,752

(a)	See Footnote No. 2 to the financial statements.
(b)	See Footnote No. 6 to the financial statements.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses		(a) Deductions	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended June 30, 2003	$1,644	$1,542		$(2,227)	$959
Year Ended June 30, 2002	$1,745	$772		$(873)	$1,644
Year Ended June 30, 2001	$1,239	$996	(b)	$(490)	$1,745

Inventory Obsolescence Reserve:

Year Ended June 30, 2003	$1,357	$1,623		$(1,679)	$1,301
Year Ended June 30, 2002	$1,050	$783		$(476)	$1,357
Year Ended June 30, 2001	$794	$608	(c)	$(352)	$1,050

Liabilities from Discontinued Operations:

Year Ended June 30, 2003	$—	$—		$—	$—
Year Ended June 30, 2002	$1,091	$—		$(1,091)	$—
Year Ended June 30, 2001	$2,745	$1,110		$(2,764)	$1,091

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

(b)	Includes $274 resulting from net assets purchased in fiscal year 2001.

(c)	Includes $83 resulting from net assets purchased in fiscal year 2001.