Form 10-Q
period 2003-09-30
LSI INDUSTRIES INC
filed 2003-11-05
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of October 31, 2003 there were 15,759,317 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II. Other Information

ITEM 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

Note: All share and per share data reflect the 5-for-4 stock split announced October 28, 2003, to be effective November 14, 2003.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “should” and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30
	2003	2002
(in thousands, except per share data)
Net sales	$59,099	$56,045
Cost of products sold	43,876	40,991

Gross profit	15,223	15,054
Selling and administrative expenses	11,019	12,304

Operating income	4,204	2,750
Interest (income)	(9)	(3)
Interest expense	84	117

Income before income taxes	4,129	2,636
Income tax expense	1,528	421

Income before cumulative effect of
accounting change	2,601	2,215
Cumulative effect of accounting
change, net of tax	--	18,541
Net income (loss)	$2,601	$(16,326)

Earnings (loss) per common share (see Note 4)
Basic
Earnings per share before cumulative
effect of accounting change	$.13	$.11

Earnings (loss) per share	$.13	$(.83)

Diluted
Earnings per share before cumulative
effect of accounting change	$.13	$.11

Earnings (loss) per share	$.13	$(.82)

Weighted average common shares outstanding
Basic	19,698	19,715

Diluted	19,968	19,944

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	June 30, 2003
(In thousands, except share amounts)

ASSETS

Current Assets
Cash and cash equivalents	$174	$239
Accounts and notes receivable, net	40,548	37,314
Inventories	41,368	40,326
Other current assets	5,561	5,626

Total current assets	87,651	83,505

Property, Plant and Equipment, net	54,401	55,009
Goodwill, net	17,303	17,303
Intangible Assets, net	5,071	5,193
Other Assets, net	1,733	1,766

	$166,159	$162,776

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$85	$85
Accounts payable	12,945	13,603
Accrued expenses	11,648	10,184

Total current liabilities	24,678	23,872

Long-Term Debt	14,989	13,999

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,692,330 and 19,702,020
shares, respectively	52,516	52,585
Retained earnings	73,976	72,320

Total shareholders' equity	126,492	124,905

	$166,159	$162,776

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2003	2002
(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$2,601	$(16,326)
Non-cash items included in income
Cumulative effect of accounting change	--	24,522
Depreciation and amortization	1,469	1,386
Deferred income taxes	--	(5,952)
Deferred compensation plan	32	95

Changes in
Accounts receivable	(3,234)	3,695
Inventories	(1,042)	(109)
Accounts payable and other	904	(5,457)

Net cash flows from operating activities	730	1,854

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(739)	(2,162)

Net cash flows from investing activities	(739)	(2,162)

Cash Flows from Financing Activities
Payment of long-term debt	--	(84)
Proceeds from issuance of long-term debt	990	1,240
Cash dividends paid	(945)	(947)
Purchase of treasury shares	(101)	(167)

Net cash flows from financing activities	(56)	42

Increase (decrease) in cash and cash equivalents	(65)	(266)

Cash and cash equivalents at beginning of year	239	357

Cash and cash equivalents at end of period	$174	$91

Supplemental Cash Flow Information
Interest paid	$75	$92

Income taxes paid	$72	$74

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:     INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of its operations and its cash flows for the periods ended September 30, 2003 and 2002. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2003 annual report.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Revenue recognition:

The Company has four sources of revenue: revenue from product sales; revenue from the installation of products; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling.

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

Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and, other than normal warranties, has no post-installation service contracts or responsibilities.

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

Buildings Machinery and equipment Computer software	31 - 40 years 3 - 10 years 3 - 8 years

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 270,000 shares at September 30, 2003 and 229,000 shares at September 2002. All share and per share data reflect the five-for-four stock split declared by the Company on October 20, 2003. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three months ended September 30, 2003 and 2002 would have been as follows:

	Three months ended September 30
	2003	2002
(In thousands except earnings per share)
Net income (loss) as reported	$2,601	$(16,326)
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	--	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	86	97

Pro forma net income (loss)	$2,515	$(16,423)

Earnings (loss) per common share
Basic
As reported	$0.13	$(0.83)
Pro forma	$0.13	$(0.83)
Diluted
As reported	$0.13	$(0.82)
Pro forma	$0.13	$(0.82)

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Comprehensive income:

The Company does not have any comprehensive income items other than net income.

Reclassification:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year. The primary reclassification has been the Company’s business segment data as a result of organizational changes and the establishment of new reportable business segments. See Note 3.

Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3:    BUSINESS SEGMENT INFORMATION

Effective July 1, 2003, the Company re-aligned its business segments and operates in the following two business segments: the Lighting Segment and the Graphics Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) now receives financial and operating information relative to these two business segments, and organizationally, has a President of LSI Lighting Solutions Plus (currently vacant) and a President of LSI Graphics Solutions Plus reporting directly to him. In the seven years prior to fiscal 2004, the Company reported business segments of the Image Segment and the Commercial / Industrial Lighting Segment. All prior period information has been revised to reflect the Company’s new segments.

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 29% of total net sales concentrated in this market in the three month periods ended September 30, 2003 and 2002. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

        The following information is provided for the following periods:

	Three Months Ended September 30
	2003	2002
(In thousands)

Net sales:
Lighting Segment	$36,200	$34,337
Graphics Segment	22,899	21,708

	$59,099	$56,045

Operating income (loss):
Lighting Segment	$1,925	$2,189
Graphics Segment	2,279	561

	$4,204	$2,750

Capital expenditures:
Lighting Segment	$575	$1,866
Graphics Segment	164	296

	$739	$2,162

Depreciation and amortization:
Lighting Segment	$1,059	$907
Graphics Segment	410	479

	$1,469	$1,386

	September 30
	2003	2002
Identifiable assets:

Lighting Segment	$94,355	$92,144
Graphics Segment	69,101	74,042

	163,456	166,186
Corporate	2,703	1,900

	$166,159	$168,086

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

NOTE 4:    EARNINGS PER COMMON SHARE

All share and per share data reflect the 5-for-4 stock split which was announced on October 28, 2003, to be effective November 14, 2003. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2003	2002
BASIC EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$2,601	$2,215
Cumulative effect of accounting change	--	18,541

Net income (loss)	$2,601	$(16,326)

Weighted average shares outstanding
during the period, net
of treasury shares	19,698	19,715

Basic earnings per share before cumulative
effect of accounting change	$0.13	$0.11
Cumulative effect of accounting change	--	(0.94)

Basic earnings (loss) per share	$0.13	$(0.83)

DILUTED EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$2,601	$2,215
Cumulative effect of accounting change	--	18,541

Net income (loss)	$2,601	$(16,326)

Weighted average shares outstanding
during the period, net of
treasury shares	19,698	19,715

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	270	229

Weighted average shares
outstanding (B)	19,968	19,944

Diluted earnings per share before cumulative
effect of accounting change	$0.13	$0.11

Cumulative effect of accounting change	--	(0.93)

Diluted earnings (loss) per share	$0.13	$(0.82)

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 321,764 common shares and 373,351 common shares during the three month periods ended September 30, 2003 and 2002, respectively were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:     BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2003	June 30, 2003
Inventories
Raw Materials	$18,338	$18,981
Work-in-Process	6,705	7,181
Finished Goods	16,325	14,164

	$41,368	$40,326

Accrued Expenses
Compensation and benefits	$5,062	$5,232
Other accrued expenses	6,586	4,952

	$11,648	$10,184

NOTE 6    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has completed its annual goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2003. Based upon this analysis, there was no impairment of goodwill as of July 1, 2003. The Company determined it had three reporting units to be tested in its fiscal 2004 impairment test, two of which are acquired business in the Lighting Segment and one of which is a combination of four acquired businesses in the Graphics Segment.

The Company completed its transitional goodwill impairment test in fiscal 2003 as of July 1, 2002, its date of adoption of SFAS No. 142. The Company determined for the transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of $24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of September 30, 2003			As of June 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
(in thousands)
Goodwill	$19,712	$2,409	$17,303	$19,712	$2,409	$17,303

Other Intangible
Assets	$6,450	$1,379	$5,071	$6,450	$1,257	$5,193

	Amortization Expense
Three Months Ended	Goodwill	Other Intangible Assets	Total
September, 2003	$--	$122	$122

September, 2002	$--	$121	$121

Changes in the carrying amount of goodwill for the year ended June 30, 2003 and the three months ended September 30, by operating segment, are as follows:

	Lighting Segment	Graphics Segment	Total
(in thousands)
Balance June 30, 2002	$23,914	$17,911	$41,825
Impairment losses	(23,593)	(929)	(24,522)

Balance as of June 30, 2003	321	16,982	17,303
Impairment losses	--	--	--

Balance as of September 30, 2003	$321	$16,982	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Amortized Intangible Assets
Customer list	$5,400	$1,275	$5,400	$1,162
Trademarks	920	65	920	59
Patents	110	20	110	18
Non-compete agreements	20	19	20	18

	$6,450	$1,379	$6,450	$1,257

NOTE 8:    REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of September 30, 2003 the available portion of this line of credit was $34.9 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2004. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2006. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At September 30, 2003 the average interest rate on borrowings under this revolving line of credit was approximately 1.8%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants.

	September 30, 2003	June 30, 2003
Long-term debt: (In thousands)

Revolving Line of Credit (3 year committed line)	$14,374	$13,384
Industrial Revenue Development Bond at 1.2%	700	700

Total long-term debt	15,074	14,084

Less current maturities of long-term debt	85	85

Long-term debt	$14,989	$13,999

NOTE 9:    CASH DIVIDENDS

The Company paid cash dividends of $945,000 and $947,000 in the three month periods ended September 30, 2003 and 2002, respectively. In October 2003, the Company’s Board of Directors declared a $0.072 per share regular quarterly cash dividend (approximately $1,418,000) payable on November 12, 2003 to shareholders of record November 5, 2003.

NOTE 10:    SHAREHOLDERS’ EQUITY

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 1,764,000, of which 1,030,100 shares were available for future grant as of September 30, 2003. The plans allow for the grant of both incentive stock options and non-qualified stock options.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2003 and 2002.

	Three Months Ended
	9/30/03	9/30/02
Dividend yield	2.12%	1.89%
Expected volatility	47%	48%
Risk-free interest rate	3.31%	2.93%
Expected life	4 yrs.	5 yrs.

At September 30, 2003, the 375 options granted in fiscal 2004 to employees had exercise prices of $9.60, fair values of $3.33 per option, and remaining contractual lives of about four and three-fourths years.

NOTE 11:    SUBSEQUENT EVENT

On October 20, 2003 the Company’s Board of Directors declared a five-for-four split of the Company’s common shares to be paid November 14, 2003 to shareholders of record on November 7, 2003. Cash will be paid in lieu of fractional shares. All of the share and per share amounts in these financial statements reflect this stock split.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended September 30
	2003	2002
Lighting Segment	$36,200	$34,337
Graphics Segment	22,899	21,708

	$59,099	$56,045

Results of Operations

        Results of fiscal 2003 have been revised to reflect the Company’s new reportable business segments: the Lighting Segment and the Graphics Segment. All share and per share data reflect the 5-for-4 stock split which was announced on October 28, 2003, to be effective November 14, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

        Net sales of $59,099,000 in the first quarter of fiscal 2004 increased 5% from fiscal 2003 first quarter net sales of $56,045,000. Lighting Segment net sales increased 5% to $36.2 million and Graphics Segment net sales increased 5% to $22.9 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up over the fiscal 2003 first quarter 5% to $17.2 million. While sales to this market have increased this quarter over the prior year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $1.9 million increase in Lighting Segment net sales is primarily the result of an approximate $4 million increase in sales to the commercial / industrial lighting markets (which includes increased sales to a major national retailer, slight improvement in the economy, as well as good response from the Company’s new commercial sales reps), partially offset by reduced lighting sales (down $1.6 million) in our niche markets.

        The $1.2 million increase in Graphics Segment net sales is primarily the result of the net effect of increased sales to the petroleum / convenience store market ($1.4 million), increased sales to a retail store customer (approximately $4 million), and reduced menu board system sales (one quick service restaurant customer sales are down $3 million as their roll out program is now nearing completion). The Company expects some additional sales in fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

        Image conversion programs are important to the Company’s strategic direction. Image conversion programs include situations where our customer refurbishes its retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image conversions take several quarters to complete and involve both our customer’s corporate-owned sites as well as its franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. Relative to net sales to a customer before and after an image conversion program, net sales during the image conversion are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company. Sales related to a customer’s image conversion program are reported in either the Lighting Segment and/or the Graphics Segment, depending upon the product and/or service provided.

        Gross profit of $15,223,000 in the first quarter of fiscal 2003 increased 1% from last year, but decreased as a percentage of net sales to 25.8% in fiscal 2003 as compared to 26.9% last year. The increase in amount of gross profit is due primarily to the 5% increase in net sales, and improved direct labor efficiencies, partially offset by higher freight and distribution expenses. Selling and administrative expenses decreased $1.3 million or 10%. About $1 million of this reduction relates to lower bad debt expense (first quarter fiscal 2003 Graphics Segment had significant additional expense due primarily to customer bankruptcies and cash flow difficulties). The remainder of the reduction relates to reduced sales commissions, travel and entertainment, and legal and professional fees.

        The Company reported interest expense of $84,000 in the first quarter of fiscal 2004 as compared to $117,000 in the same period last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the first quarter of fiscal 2004 was 37%. The first quarter fiscal 2003 effective tax rate of 16% is the net result of a normal tax provision of about 37.5% that was reduced as the Company recorded federal and state income tax credits. The Company expects an effective income tax rate of approximately 37% in fiscal 2004.

        Income before cumulative effect of an accounting change was $2,601,000 in the first quarter of fiscal 2004, a 17% increase as compared to $2,215,000 in the same period of fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales, decreased operating expenses and interest expense, partially offset by increased income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.13 in the first quarter of fiscal 2004, increased 18% from $0.11 per share reported in the same period of fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2004 was 19,968,000 shares as compared to 19,944,000 shares in the same period last year. All share and per share data reflect the five-for-four stock split declared October 20, 2003.

        The Company completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company determined for the fiscal 2003 transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of $24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year. There were no changes in accounting methods in the first quarter of fiscal 2004.

        The Company recorded a net loss of $16,326,000 in the first quarter of fiscal 2003 as compared to net income of $2,601,000 in the first quarter of fiscal 2004. The increase is primarily the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change, in fiscal 2003. Diluted earnings or (loss) per share was $(0.82) in the first quarter of fiscal 2003 as compared to $0.13 per share reported in the first quarter of fiscal 2004.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At September 30, 2003 the Company had working capital of $63.0 million, compared to $59.6 million at June 30, 2003. The ratio of current assets to current liabilities increased to 3.55 to 1 from 3.50 to 1. The $3.4 million increase in working capital is primarily attributed to increased accounts receivable and inventories, and decreased accounts payable, partially offset by increased accrued expenses and decreased other current assets. The $3.2 million increase in accounts receivable is due both to higher first quarter fiscal 2004 sales as compared to fourth quarter fiscal 2003, as well as to an increase in the days sales outstanding from 58 days at June 30, 2003 to 64 days at September 30, 2003. The Company believes it is experiencing longer payment cycles from its customers rather than issues related to collectibility. Inventories have increased $1.0 million in the first quarter of fiscal year 2004, with approximately half of the increase occurring in each of the Company’s business segments. Raw materials and work in process are down an aggregate $1.1 million, and finished goods are up approximately $2.2 million (40% of the increase is in support of programs in the Lighting Segment and 60% in support of programs in the Graphics Segment).

        The Company generated $0.7 million of cash from operating activities in the first quarter of fiscal 2004 as compared to $1.9 million in the same period of fiscal 2003. The $1.2 million decrease in net cash flows from operating activities in fiscal 2003 is primarily the net result of increased income before cumulative effect of accounting change ($0.4 million), increased accounts receivables rather than a decrease (change of $6.9 million), more of an increase in inventories ($0.9 million), and an aggregate $0.8 million increase in accounts payable and accrued expenses in the first quarter of fiscal 2004 as compared to an aggregate $5.6 million decrease in the same period last year.

        As of September 30, 2003, the Company’s days sales outstanding (DSO) were at approximately 64 days, up 6 days from the 58 day DSO as of June 30, 2003. Net accounts and notes receivables were $40.5 million and $37.3 million at September 30, 2003 and June 30, 2003, respectively. Collection cycles from a few large customers have been slower than what the Company had been experiencing at the end of fiscal 2003. The Company believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate. The Company continues to have potential exposure to possible preferential payment (as defined by the bankruptcy statutes) demands, none of which is reserved for, from two customers who are in bankruptcy. No demands have been received. Of the total potential exposure of $1.6 million, the Company believes it has appropriate defenses in accordance with the bankruptcy statutes for at least $1.2 million.

        Inventories at September 30, 2003 are up $1.0 million from June 30, 2003. Both raw materials and work-in-process are down in the first quarter, and finished goods have increased about $0.9 million in the Lighting Segment and $1.3 million in the Graphics Segment. These inventory changes are in support of shipping requirements of the various lighting and graphics programs of the Company’s customers.

        Cash generated from operations is the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of October 24, 2003 there was approximately $38.3 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2006 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2004. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2004 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $0.7 million in the first quarter of fiscal 2004 compare to $2.2 million in the same period of fiscal 2003. The primary spending early in fiscal 2003 was for final construction costs of the $11 million manufacturing facility for LSI Lightron. The Company commenced operations in this facility in July 2003. Fiscal 2004 spending to date is primarily for tooling and equipment ($0.5 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($0.2 million). Total capital expenditures in fiscal 2004 are expected to be approximately $6 million, exclusive of business acquisitions.

        The Company used $56,000 in financing activities in the first quarter of fiscal 2004 as compared to a generation of $42,000 in the same period of fiscal 2003. The change between years is the net result of a lesser borrowing on the Company’s line of credit in fiscal 2004 and no required repayment of funded debt in fiscal 2004.

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past several fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation scheduled in fiscal 2005. Of the $8.5 million of software expenditures that are capitalized to date, a total of $2.9 million is being depreciated for the subsidiary companies currently using the software. A total of $1.0 million of depreciation has been expensed to date. As additional subsidiaries implement this software, proportionately more of this capitalized asset will be depreciated and the depreciation per period will significantly increase to approximately $1.5 million per fiscal year. This software is scheduled to be fully depreciated in fiscal 2008. Capitalization of additional design costs for this internal-use software is expected, as well as implementation costs that will be expensed as incurred.

        On October 20, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.072 per share (approximately $1,418,000), payable November 12, 2003 to shareholders of record on November 5, 2003. During the first quarter of fiscal 2004, the Company paid cash dividends of $945,000, as compared to $947,000 in the same period of fiscal 2003.

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

Revenue Recognition

        The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Emerging Issues Task Force EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Any cash received from customers prior to the recognition of revenue is accounted for as a customer pre-payment and is included in accrued expenses.

        The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and, other than normal warranties, has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

An evaluation was performed as of September 30, 2003 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1 Section 1350 Certification of Principal Executive Officer

32.2 Section 1350 Certification of Principal Financial Officer

b) Reports on Form 8-K

None.

        [All other items required in Part II have been omitted because they are not applicable or are not required.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

BY: /s/Robert J. Ready
——————————————
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

BY: /s/Ronald S. Stowell
——————————————
Ronald S. Stowell
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

November 3, 2003