Form 10-K/A
period 2003-06-30
LSI INDUSTRIES INC
filed 2003-11-18
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Common Shares

(No par value)

This amendment is filed to reflect a change in business segments and to reflect the Registrant’s 5-for-4 stock split declared by the Board of Directors on October 20, 2003.

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 5, 2003, computed by reference to a December 31, 2002 closing price of $11.08, was approximately $202,421,000. At September 5, 2003 there were 19,692,330 shares of no par value Common Shares issued and outstanding.

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

Our business is organized in two segments: the Lighting Segment, which represented 64% of our fiscal 2003 net sales, and the Graphics Segment, which represented 36% of our fiscal 2003 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 29%, 34%, and 35% of total net sales concentrated in this market in the fiscal years ended June 30, 2003, 2002, and 2001, respectively. See Note 3 of Notes to Consolidated Financial Statements beginning on page S-23 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2003	2002	2001
Lighting Segment	$133,076	$147,930	$143,023
Graphics Segment	77,057	111,331	90,917

Total Net Sales	$213,133	$259,261	$233,940

Lighting Segment

Our lighting segment manufactures and markets outdoor, indoor, and landscape lighting for the commercial, industrial and multi-site retail markets, including the petroleum / convenience store market. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of our niche markets. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. We do, however, design proprietary products used by our national account customers in large volume, and occasionally also provide custom products for large, specified projects. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different lamps, including high-intensity discharge metal-halide lamps. All of our products are designed for energy efficiency, performance, reliability, ease of installation and service, as well as attractive appearance.

The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, L.E.D. lighting (light emitting diodes), light poles, lighting analysis and photometric layouts.

The Lighting Segment manufactures and sells outdoor, indoor, and landscape lighting for the commercial / industrial and multi-site retail markets. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive, Courtsider Sports Lighting, LSI Metal Fabrication, Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron.

The decrease in Lighting Segment net sales is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during fiscal 2003. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect in fiscal 2003 of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

The increase in net sales of the Lighting Segment in fiscal 2002 is primarily related to our participation in a new store program of a national retailer, and to a full year of sales of LSI Lightron versus only seven months in fiscal 2001. General economic softness in the commercial / industrial market was present in fiscal 2002 and did impact sales in this Segment.

Graphics Segment

The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics, and menu board systems. These products are used in visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who desire that we become involved in the installation of either menu board systems, or interior or exterior graphics products.

Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting, (see discussion above about our lighting segment) interior or exterior store signage and graphics, interior or exterior menu board systems, exterior pre-sell menu boards, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past, say approximately every five to seven years versus ten to fifteen years in the past, in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share.

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markets, wall mural graphics, fleet graphics, prototype program graphics, installation services for graphics products, exterior and interior menu board systems, site surveying and permitting, site specific engineering services, and installation management services.

The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics, LSI Integrated Graphic Systems, LSI Images, LSI Adapt.

The decrease in Graphics Segment net sales in fiscal 2003 as compared to fiscal 2002 primarily reflects three factors: 1) the Burger King menu board program in North America was very large in fiscal 2002 and much lower in fiscal 2003 as the program neared completion; 2) the image conversion program of a major petroleum / convenience store customer slowed down significantly in fiscal 2003; and 3) the petroleum / convenience store market in general was off significantly in fiscal 2003, due in part to the Iraq war in the Middle East.

The increase in Graphics Segment net sales in fiscal 2002 is the net result of several factors. We participated (products and installation) in two image conversion programs, one significant in sales volume, of major oil companies. These programs were strong in the first half of the fiscal year, but were stopped by the customers in the fourth quarter. Another element of the Graphics Segment increase was net sales of menu board systems, related installation, and lighting fixtures to Burger King and various of its franchisees. These increased net sales of the Graphics Segment were partially offset by general softness in the petroleum / convenience store market, the Company’s largest niche market.

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

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, manufacturers’ representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products are sold through our own sales force and select manufacturers’ representatives. Our marketing approach and means of distribution vary by product line and by type of market. For the Graphics Segment, our engineering staff provides recommendations and full technical support for site studies, photometric engineering, and environmental factors.

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

Common share information appears in Note 13 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-35 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-37 of this Form 10-K.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable because fiscal year ended on June 30, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

      Appear as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

      Appear as part of Item 8 of this Form 10-K.

(3)	Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

8-K (02)	=	Form 8-K filed April 2002

8-K (03)	=	Form 8-K filed June 2003

10K-01	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2001

10K-03	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

10Q-9/99	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10Q-9/02	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

S-3 (96)	=	Form S-3 Registration Statement No. 33-65043

S-8 (03-1)	=	Form S-8 Registration Statement No. 333-100038 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (03-2)	=	Form S-8 Registration Statement No. 333-100039 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX

Current Form 10-K Exhibit No.	Description of Exhibit	Report/ Document	Exhibit Number

3.1	Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2	Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

10.1	CREDIT AGREEMENT By and Among LSI INDUSTRIES INC. as the Borrower, THE BANKS PARTY HERETO as the Lenders hereunder, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001	10K-01	4

10.2	Amendment to Credit Agreement (Dated March 27, 2003)	10K-03	10.2

10.3*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999)	10Q-9/99	10.1

10.4*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-1)	10

10.5*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-2)	10

10.6*	LSI Industries Inc. Nonqualified Deferred Compensation Plan, and Rabbi Trust Agreement	10Q-9/02	10.1

10.7*	Agreement dated September 3, 2003 with Robert J. Ready	10K-03	10.7

10.8*	Agreement dated September 3, 2003 with James P. Sferra	10K-03	10.8

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding its agreement with statements made in the current report on Form 8-K	8-K (02)	16

21	Subsidiaries of the Registrant	10K-03	21

23	Consent of Independent Public Certified Accountants	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99	Notice Regarding Consent of Arthur Andersen LLP	8-K (03)	N/A

*	Management Compensatory Agreements

(b)	Form 8-K:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

November 14, 2003	BY	/s/ Robert J. Ready
Date		Robert J. Ready Chairman of the Board and President

November 14, 2003	BY	/s/ Ronald S. Stowell
Date		Ronald S. Stowell Vice President, Chief Financial Officer, and Treasurer

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)

	2003	2002	2001
Lighting Segment	$136,076	$147,930	$143,023
Graphics Segment	77,057	111,331	90,917

	$213,133	$259,261	$233,940

Results of Operations

Results of the Lighting Segment in fiscal 2002 and in several months of fiscal 2001 include the operations of LSI Lightron (acquired November 2000), and results of the Graphics Segment include the operations of LSI Adapt (acquired January 2001). All share and per share data reflect the 3-for-2 stock split which was effective November 29, 2001, and the 5-for-4 stock split which is to be effective November 14, 2003.

2003 Compared to 2002

Net sales of $213,133,000 in fiscal 2003 decreased 18% from fiscal 2002 net sales of $259,261,000. Lighting Segment net sales decreased 8% to $136.1 million and Graphics Segment net sales decreased 31% to $77.0 as compared to the prior year. Net sales to the petroleum / convenience store market represented 29% and 34% of total net sales in 2003 and fiscal 2002, respectively. Sales to this market decreased $25.8 million in the fiscal 2003 as compared to fiscal 2002 due both to general economic conditions in this market and to much lower volume (down $9.6 million) associated with an image conversion program of a major oil company. The Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing spending by the major oil companies. The Company believes this reduction constitutes a short term, rather than a long term trend. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

The decrease in Lighting Segment net sales is primarily attributed to lower lighting sales to the petroleum / convenience store market. Also contributing to the decrease in Lighting Segment net sales is economic weakness in the commercial / industrial market, and, to an unknown degree, to several manufacturer sales representative agency changes made by the Company during fiscal 2003. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force, but a short term effect in fiscal 2003 of a possible reduction in net sales as the new sales representative agencies are fully indoctrinated to the Company and trained in its lighting products.

The decrease in Graphics Segment net sales is primarily attributed to continued weakness in the petroleum / convenience store market. Additionally, net sales of the significant menu board program originally scheduled to conclude in the second quarter were down $14.8 million as compared to last year. The Company expects some additional sales through the first half of fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system. Image conversion programs include situations where our customer refurbishes its retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image conversions take several quarters to complete and involve both our customer’s corporate-owned sites as well as its franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. Relative to net sales to this customer before and after the image conversion program, net sales during the image conversion are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company.

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

The Company reported interest expense of $378,000 in fiscal 2003 as compared to $575,000 last year. The change between years is primarily reflective of both reduced interest rates and average outstanding borrowings on the Company’s line of credit that were about 24% less in fiscal 2003 as compared to last year, partially offset by about $92,000 of interest that was capitalized in fiscal 2002 related to the Company’s construction of a manufacturing facility in New York. The increase in interest income in fiscal 2003 is reflective of interest income recorded on a note receivable from one of the Companies customers in the Graphics Segment. The effective tax rate in fiscal 2003 was reduced to 30.7%, compared to 37.9% last year, primarily as a result of the Company recording federal and state income tax credits that had not previously been recognized, as well as a lower federal income tax rate reflective of the lower taxable income, and a lower effective state income tax rate as a result of credits and improved filing methods. The Company expects an effective income tax rate of approximately 37% in fiscal 2004.

Income before cumulative effect of an accounting change was $7,793,000 in fiscal 2003, a 45% decrease as compared to $14,186,000 in fiscal 2002. The decrease is primarily the result of decreased gross profit from decreased net sales, partially offset by decreased operating expenses, net interest expense and income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.39 in fiscal 2003, decreased 45% from $0.71 per share reported in fiscal 2002. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2003 was 19,923,000 shares as compared to 20,059,000 shares last year.

The Company has completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company has determined for its fiscal 2003 transitional goodwill impairment test that it has eight reporting units, each of which represents an acquired business that currently operates in the organizational structure one level below the business segment level. Based upon phase one of the analysis, there was an indication that the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000) was significantly impaired. Upon completion of the second phase of the transitional goodwill impairment test, it was determined that the goodwill in all three reporting units was fully impaired. The impairment of $24,522,000 is a non-cash and non-operating charge. It has been booked in the amount of $18,541,000, net of income taxes, as a change in accounting methods and has been recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

The Company recorded a net loss of $10,748,000 in fiscal 2003 as compared to net income of $14,186,000 in fiscal 2002. The decrease is primarily the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change, and decreased income from business operations ($7,793,000 as compared to $14,186,000). Diluted earnings or (loss) per share was $(0.54) in fiscal 2003 as compared to $0.71 per share reported in fiscal 2002.

2002 Compared to 2001

Net sales of $259,261,000 in fiscal 2002 increased 11% from fiscal 2001 net sales of $233,940,000. Lighting Segment net sales increased 3% and Graphics Segment net sales increased 22% in fiscal 2002 as compared to the prior year. Net sales to the petroleum / convenience store market represented 34% and 35% of total net sales in fiscal 2002 and fiscal 2001, respectively. Sales to this market increased 5% in fiscal 2002 as compared to last year entirely on the strength of two image conversion programs for two major oil companies, particularly in the first half of the year. The Company believes these programs stopped in the fourth quarter of fiscal 2002 primarily due to concerns about the Middle East and cash flow demands related to some large acquisitions that these major oil companies entered into. The petroleum / convenience store market has been, and will continue to be a very important niche market for the Company. The increase in Lighting Segment is attributed to the Company’s participation in a new store program of a national retailer (approximately $2.7 million), and to a full year of sales of LSI Lightron versus only seven months last year (approximately $6.1 million effect), partially offset by economic softness in the commercial / industrial market. The increase in Graphics Segment net sales is primarily attributed to growth related to some image conversion programs (approximately $34 million, which includes most of the effect of fiscal 2002 having a full year of LSI Adapt’s operations versus only six months in 2001), partially offset by general softness in the petroleum / convenience store market. Net sales of menu board systems and related installation revenue increased due to the roll-out program with Burger King Corporation. Net sales to Burger King and various of its franchisees represented the single largest program for the Company in fiscal 2002 and represented approximately $20 million of the growth in net sales related to image conversion programs. This program is expected to be substantially completed by December 31, 2002. No comparable menu board program has been identified to replace this business. The other primary area the Company experienced a net sales increase of approximately $14 million in graphics business and related installation revenue was related to roll out image conversion programs for customers in the petroleum / convenience store market. While sales prices in some markets that the Company serves were increased, inflation did not have a significant impact on sales in fiscal 2002 as competitive pricing pressures held price increases to a minimum.

Gross profit of $72,419,000 in fiscal 2002 increased 11% from last year’s gross profit of $65,411,000. The increase in amount of gross profit is due primarily to the 11% increase in net sales. Approximately $2.5 million of the increase in gross profit between years is attributed to the two companies acquired in fiscal year 2001 (LSI Lightron and LSI Adapt) having a full year of operations in fiscal 2002 versus about six months in 2001. Selling and administrative expenses increased 2% to $49,039,000 from $48,175,000. The increase was primarily attributed to the additional selling and administrative expenses from companies acquired during fiscal 2001 (approximately $2.9 million), partially offset by lower selling costs associated with the increased sales volume of menu board systems, non-recurring settlement of two patent lawsuits ($925,000 or $0.03 per share, diluted), and to the positive effects of cost containment programs. As a percentage of net sales, selling and administrative expenses were at 18.9% in the fiscal 2002 as compared to 20.6% last year. The Company continued the task of converting its business operating software system company-wide. Total implementation costs expensed were $696,000 ($0.02 per share, diluted) in fiscal 2002, as compared to expense of $960,000 ($0.03 per share, diluted) in fiscal 2001. Expenditures are expected to continue into calendar year 2004. See additional discussion in Liquidity and Capital Resources regarding depreciation of this business operating system.

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

Income from continuing operations of $14,186,000 in fiscal 2002 increased 34% from $10,601,000. The increase is primarily the result of increased gross profit from increased sales, partially offset by increased operating expenses, increased net interest expense, and increased income taxes. Diluted earnings per share of $0.71 in fiscal 2002 increased 31% from $0.54 per share reported in fiscal 2001. The weighted average common shares outstanding for purposes of computing diluted earnings per share increased 2% in fiscal 2002 to 20,059,000 shares from 19,731,000 shares in 2001 as a result of common shares issued for the exercise of stock options and common shares issued for an acquisition during fiscal 2001.

Net income of $14,186,000 ($0.71 per share) in fiscal 2002 increased 44% from last year’s net income of $9,878,000 ($0.50 per share). The increase is the result of increased income from continuing operations and a fiscal 2001 $723,000 expense related to discontinued operations with no corresponding expense in fiscal 2002.

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

As of June 30, 2003, the Company’s days sales outstanding (DSO) were at approximately 58 days, down 6 days from the 64 day DSO as of June 30, 2002. Net accounts and notes receivables were $37.3 million and $42.3 million at June 30, 2003 and June 30, 2002, respectively. Collection cycles from a few large customers in the Graphics Segment, as well as several other customers, have been very slow due to a combination of factors, including customer cash availability and economic conditions. The majority of one such open customer account (petroleum / convenience store customer) was converted into a collateralized note receivable during fiscal 2002, with the balance of the note and unsecured receivable, net of reserves, at $0.7 million and $0.2 million, respectively, as of June 30, 2003 – down significantly from the $3.1 million total receivable balance from this customer as of June 30, 2002. Three of the Company’s seven collateral retail sites were sold by this customer in fiscal 2003, with the majority of the sales proceeds paying down the note balance. This note provides for scheduled weekly payments of $50,000, however the customer has not made any payments since June 30, 2003. During the year, the Company had unsecured accounts receivable, as well as dedicated inventory, from Kmart, the large national retailer that filed Chapter 11 bankruptcy in January 2002. The Company’s total exposure of approximately $1.7 million has been written off against receivable and inventory reserves, leaving a receivable of about $0.2 million or the amount expected as settlement of the bankruptcy claim. Two additional customers in the Graphics Segment filed bankruptcy in the first quarter of fiscal 2003. In the first quarter of fiscal 2003, the Company recorded an additional $1.0 million bad debt expense and $0.2 million inventory obsolescence expense as a result of these unexpected bankruptcies, with just over half of this total expense to cover exposure to these bankruptcies and the remainder to provide additional reserves for unknown loss exposures. The Company believes that the receivables and inventory discussed above are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate. The Company has potential exposure to possible preferential payment (as defined by the bankruptcy statutes) demands, none of which is reserved for, from two of the customers discussed above. No demands have been received. Of the total potential exposure of $1.6 million, the Company believes it has appropriate defenses in accordance with the bankruptcy statutes for at least $1.2 million.

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

On August 13, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.048 per share (approximately $946,000), payable September 9, 2003 to shareholders of record on September 2, 2003. During fiscal 2003, the Company paid cash dividends of $3,784,000, as compared to $3,719,000 in fiscal 2002. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

As discussed above, the consolidated financial statements of LSI Industries Inc. as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.	The information in Note 3, “Business Segment Information,” for the year ending June 30, 2001 has been revised to reflect the Company’s new segments. Our audit procedures with respect to 2001 included (a) agreeing the reported amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the new disclosure.

2.	As described in Note 8, “Shareholders’ Equity,” the per share amounts for the year ending June 30, 2001 have been restated to reflect the Company’s November 14, 2002 5-for-4 stock split of common shares. Our audit procedures with respect to 2001 included testing the mathematical accuracy of the revised share and per-share amounts.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Cincinnati, Ohio

August 15, 2003 except for Notes 3 and 8, as to which the date is November 14, 2003

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

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

For the years ended June 30, 2003, 2002, and 2001

(In thousands, except per share)

	2003	2002	2001
Net sales	$213,133	$259,261	$233,940
Cost of products sold	157,935	186,842	168,529

Gross profit	55,198	72,419	65,411
Selling and administrative expenses	43,801	49,039	48,175

Operating income	11,397	23,380	17,236
Interest (income)	(259)	(51)	(630)
Interest expense	378	575	607
Other (income) expense	31	(4)	(58)

Income from continuing operations before income taxes	11,247	22,860	17,317
Income tax expense	3,454	8,674	6,716

Income from continuing operations before cumulative effect of accounting change and discontinued operations	7,793	14,186	10,601
Cumulative effect of accounting change, net of tax	18,541	—	—
Discontinued operations, net of tax benefit of $387	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Earnings (loss) per common share
Basic
Earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.40	$.72	$.55

Earnings (loss) per share	$(.55)	$.72	$.51

Diluted
Earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.39	$.71	$.54

Earnings (loss) per share	$(.54)	$.71	$.50

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

(In thousands, except shares)

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$239	$357
Accounts and notes receivable, less allowance for doubtful accounts of $959 and $1,644, respectively	37,314	42,273
Inventories	40,326	38,846
Refundable income taxes	1,823	1,989
Other current assets	3,803	2,711

Total current assets	83,505	86,176
Property, Plant and Equipment, at cost
Land	6,692	4,553
Buildings	31,987	23,102
Machinery and equipment	47,716	41,854
Construction in progress	5,667	17,752

	92,062	87,261
Less accumulated depreciation	(37,053)	(32,436)

Net property, plant and equipment	55,009	54,825
Goodwill, net	17,303	41,825
Other Intangible Assets, net	5,193	5,679
Other Assets, net	1,766	1,337

	$162,776	$189,842

The accompanying notes are an integral part of these financial statements.

	2003	2002
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$85	$365
Accounts payable	13,603	14,910
Accrued expenses	10,184	15,108

Total current liabilities	23,872	30,383
Long-Term Debt	13,999	17,688
Deferred Income Taxes	—	2,422
Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,702,020 and 19,720,884 shares, respectively	52,585	52,497
Retained earnings	72,320	86,852

Total shareholders’ equity	124,905	139,349

	$162,776	$189,842

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2003, 2002, and 2001

(In thousands, except per share)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2000	19,297	$47,719	$70,493	$118,212
Net income	—	—	9,878	9,878
Purchase of treasury shares	(27)	(305)	—	(305)
Deferred stock compensation	—	248	—	248
Stock options exercised, net	90	821	—	821
Common shares issued for acquisitions	212	2,325	—	2,325
Dividends - $.208 per share	—	—	(3,986)	(3,986)

Balance at June 30, 2001	19,572	50,808	76,385	127,193
Net income	—	—	14,186	14,186
Purchase of treasury shares	(16)	(256)	—	(256)
Deferred stock compensation	—	267	—	267
Stock options exercised, net	165	1,678	—	1,678
Dividends - $.192 per share	—	—	(3,719)	(3,719)

Balance at June 30, 2002	19,721	52,497	86,852	139,349
Net (loss)	—	—	(10,748)	(10,748)
Purchase of treasury shares	(30)	(243)	—	(243)
Deferred stock compensation	—	240	—	240
Stock options exercised, net	11	91	—	91
Dividends - $.192 per share	—	—	(3,784)	(3,784)

Balance at June 30, 2003	19,702	$52,585	$72,320	$124,905

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

Buildings	31 – 40 years
Machinery and equipment	3 – 10 years
Computer software	3 – 8 years

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 215,000 shares in 2003, 415,000 shares in 2002, and 310,000 shares in 2001. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2003, 2002, and 2001 would have been as follows:

(In thousands except earnings per share)	2003	2002	2001
Net income (loss)
As reported	$(10,748)	$14,186	$9,878
Stock option expense	409	534	498

Pro forma	$(11,157)	$13,652	$9,380

Earnings (loss) per common share
Basic
As reported	$(0.54)	$0.72	$0.51
Pro forma	$(0.57)	$0.70	$0.49
Diluted
As reported	$(0.54)	$0.70	$0.50
Pro forma	$(0.56)	$0.68	$0.49

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

In the fourth quarter of fiscal year 2000 the Company recorded a charge to discontinued operations of $1.5 million ($1.0 million net of income taxes or $0.05 per share) to increase its reserve for remaining liabilities associated with the lease. During the fourth quarter of fiscal year 2001 the Company concluded lengthy negotiations related to the maintenance and repairs of the facility and recorded a charge to discontinued operations of $1.1 million ($0.7 million net of income taxes or $0.04 per share). The resultant reserve balance of $1.1 million as of June 30, 2001 was adequate to cover all remaining obligations of the Company with respect to this facility. Payment of these obligations occurred primarily in the first quarter of fiscal year 2002.

NOTE 3 - BUSINESS SEGMENT INFORMATION

Effective July 1, 2003, the Company re-aligned its business segments and now operates in the following two business segments: the Lighting Segment and the Graphics Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) now receives financial and operating information relative to these two business segments, and organizationally, has a President of LSI Lighting Solutions Plus (currently vacant) and a President of LSI Graphics Solutions Plus reporting directly to him. In the seven years prior to fiscal 2004, the Company reported business segments as the Image Segment and the Commercial / Industrial Lighting Segment. All prior period information has been revised to reflect the Company’s new segments. The Company’s most significant market is the petroleum / convenience store market with approximately 29%, 34%, and 35% of total net sales concentrated in this market in fiscal 2003, 2002, and 2001, respectively.

The Company considers its geographic areas to be: 1) the United States, and 2) foreign. The foreign content of business is represented by 3%, or less, of total net sales in fiscal years 2001 through 2003. All capital expenditures, depreciation and amortization, and identifiable assets are in the United States. The following information is provided for the following periods:

(In thousands)	2003	2002	2001
Net sales:
Lighting Segment	$136,076	$147,930	$143,023
Graphics Segment	77,057	111,331	90,917

	$213,133	$259,261	$233,940

Operating income:
Lighting Segment	$7,589	$11,480	$8,936
Graphics Segment	3,808	11,900	8,300

	$11,397	$23,380	$17,236

Identifiable assets:
Lighting Segment	$96,582	$108,538	$97,934
Graphics Segment	63,437	79,129	82,554

	160,019	187,667	180,488
Corporate	2,757	2,175	1,271

	$162,776	$189,842	$181,759

Capital expenditures:
Lighting Segment	$4,647	$14,096	$3,632
Graphics Segment	805	2,750	2,860

	$5,452	$16,846	$6,492

Depreciation and amortization:
Lighting Segment	$3,836	$3,378	$3,287
Graphics Segment	1,866	2,718	2,271

	$5,702	$6,096	$5,558

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2003	2002	2001
BASIC EARNINGS PER SHARE
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601
Cumulative effect of accounting change	18,541	—	—
Discontinued operations	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Weighted average shares outstanding during the period, net of treasury shares	19,708	19,644	19,421

Basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$0.39	$0.72	$0.54
Cumulative effect of accounting change	(0.93)	—	—
Discontinued operations	—	—	(0.03)

Basic earnings (loss) per share	$(0.54)	$0.72	$0.51

DILUTED EARNINGS PER SHARE
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601
Cumulative effect of accounting change	18,541	—	—
Discontinued operations	—	—	723

Net income (loss)	$(10,748)	$14,186	$9,878

Weighted average shares outstanding during the period, net of treasury shares	19,708	19,644	19,421
Effect of dilutive securities (A):
Impact of common shares to be issued under stock option plans, a deferred compensation plan, and contingently issuable shares	215	415	310

Weighted average shares outstanding (B)	19,923	20,059	19,731

Diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$0.39	$0.70	$0.54
Cumulative effect of accounting change	(0.93)	—	—
Discontinued operations	—	—	(0.04)

Diluted earnings (loss) per share	$(0.54)	$0.70	$0.50

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(B)	Options to purchase 368,618 common shares, 2,578 common shares and 93,408 common shares at June 30, 2003, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2003	2002
Inventories:
Raw materials	$18,981	$17,316
Work-in-process	7,181	4,841
Finished goods	14,164	16,689

	$40,326	$38,846

Accrued Expenses:
Compensation and benefits	$5,232	$8,136
Other accrued expenses	4,952	6,972

	$10,184	$15,108

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company has determined for its fiscal 2003 transitional goodwill impairment test that it has eight reporting units, each of which represents an acquired business that currently operates in the organizational structure one level below the business segment level. Based upon phase one of the analysis, there was an indication that the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000) was significantly impaired. Upon completion of the second phase of the transitional goodwill impairment test, it was determined that the goodwill in all three reporting units was fully impaired. The impairment of $24,522,000 is a non-cash and non-operating charge. It has been booked in the amount of $18,541,000, net of income taxes, as a change in accounting methods and has been recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year.

The fiscal year 2002 increase in goodwill of $1,603,000 relates to past acquisitions and is the net result of an adjustment related to deferred income taxes, and to purchase price adjustments or earn out payments pursuant to the purchase agreements.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of June 30, 2003			As of June 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,712	$2,409	$17,303	$46,024	$4,199	$41,825

Other Intangible Assets	$6,450	$1,257	$5,193	$6,450	$771	$5,679

	Amortization Expense
Fiscal Year	Goodwill	Other Intangible Assets	Total
2003	$—	$486	$486

2002	$1,350	$487	$1,837

2001	$1,022	$284	$1,306

Changes in the carrying amount of goodwill for the years ended June 30, 2002 and 2003, by operating segment, are as follows:

(in thousands	Lighting Segment	Graphics Segment	Total
Balance June 30, 2001	$23,797	$17,775	$41,572
Amortization expense	(633)	(717)	(1,350)
Goodwill acquired during year	750	853	1,603

Balance as of June 30, 2002	23,914	17,911	41,825
Impairment losses	(23,593)	(929)	(24,522)

Balance as of June 30, 2003	$321	$16,982	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2003		June 30, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,162	$5,400	$713
Trademarks	920	59	920	36
Patents	110	18	110	11
Non-compete agreements	20	18	20	11

	$6,450	$1,257	$6,450	$771

Aggregate amortization expense for other intangible assets was $486,000 in fiscal 2003, $487,000 in fiscal 2002 and $284,000 in fiscal 2001.

The Company expects to record amortization expense related to other intangible assets in the five years following 2003 as follows:

(in thousands)
2004	$483
2005	$480
2006	$480
2007	$480
2008	$480

The following table presents the effect of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).

(In thousands, except per share data)	2003	2002	2001
Reported income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$14,186	$10,601
Add back: Goodwill amortization, net of tax	—	939	719

Adjusted income from continuing operations before cumulative effect of accounting change and discontinued operations	$7,793	$15,125	$11,320

Basic Earnings Per Share:
Reported basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.39	$.72	$.54
Goodwill amortization	—	$.05	$.04

Adjusted basic earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.39	$.77	$.58

Diluted Earnings Per Share:
Reported diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.39	$.70	$.54
Goodwill amortization	—	$.05	$.03

Adjusted diluted earnings per share from continuing operations before cumulative effect of accounting change and discontinued operations	$.39	$.75	$.57

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

(In thousands)	2003	2002
Long-term debt:
Revolving Line of Credit (3 year committed line)	$13,384	$16,422
Industrial Revenue Development Bond at 1.85%	700	780
Equipment loans (average rate of 4.8%)	—	851

	14,084	18,053
Less current maturities of long-term debt	85	365

Long-term debt	$13,999	$17,688

Future maturities of long-term debt at June 30, 2003 are as follows (in thousands):

2004	2005	2006	2007	2008	2009 and after
$85	$90	$13,479	$100	$105	$225

NOTE 8 - SHAREHOLDERS’ EQUITY

The common shares of the Company were split 3-for-2 effective November 21, 2001, and were split 5-for-4 effective November 14, 2003. Accordingly, all share and per share data for all prior reporting periods have been restated to reflect these splits.

The Company has stock option plans which cover all of its full-time employees and has a plan covering all non-employee directors. The options granted pursuant to these plans are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 1,763,625, of which 1,029,538 shares were available for future grant as of June 30, 2003. The plans allow for the grant of both incentive stock options and non-qualified stock options.

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

At June 30, 2003, the 5,625 options granted during fiscal 2003 to non-employee directors had, at June 30, 2003, exercise prices of $8.59, fair values of $4.01 and remaining contractual lives of about nine years. The 252,298 options granted during fiscal 2002 to employees and non-employee directors had, at June 30, 2002, exercise prices ranging from $11.68 to $15.84, fair values ranging from $2.39 to $5.10 per option, and remaining contractual lives of four to nine years. The 413,063 options granted during fiscal 2001 to employees and non-employee directors had, at June 30, 2001, exercise prices ranging from $8.23 to $11.76, fair values ranging from $2.26 to $4.76 per option, and remaining contractual lives of four to nine years.

Information involving the stock option plans for the years ended June 30, 2003, 2002, and 2001 is shown in the table below:

	2003		2002		2001
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	805	$9.78	756	$8.74	454	$8.60
Granted	5	$8.76	252	$11.82	413	$8.58
Terminated	(65)	$10.46	(36)	$9.08	(20)	$8.37
Exercised	(11)	$8.13	(167)	$8.24	(91)	$7.46

Outstanding at end of year	734	$9.74	805	$9.78	756	$8.74

Exercisable at end of year	401	$9.27	231	$9.27	205	$8.74

The Company implemented a non-qualified deferred compensation plan in fiscal 1997, providing for both Company contributions and participant deferrals of compensation. All Plan investments are in common shares of the Company. As of June 30, 2003 there were 38 participants with either partially or fully vested account balances. A total of 185,705 and 155,598 common shares were held in the Plan as of June 30, 2003 and 2002, respectively, and, accordingly, have been recorded as treasury shares.

On the dates indicated, the Company issued the following amounts of common shares as a portion of the purchase price for acquired businesses (see further discussion in Note 12):

(In thousands, except shares)

Date	Number of Common Shares	Stated Value
1/10/01	205,181	$2,250
6/8/01	7,068	$75

On August 13, 2003, the Board of Directors declared a cash dividend of $0.048 per share to be paid September 9, 2003 to shareholders of record on September 2, 2003. Annual cash dividend payments made during fiscal years 2003, 2002, and 2001 were $0.192, $0.192, and $0.208 per share, respectively.

NOTE 9 – LEASES AND PURCHASE COMMITMENTS

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 12 - ACQUISITIONS

The Company acquired substantially all of the net assets of Lightron of Cornwall, Inc. on November 21, 2000. The purchase price, exclusive of acquisition costs, was $25.9 million, a portion of which is subject to achievement of certain financial objectives over the first thirteen months subsequent to acquisition. The new subsidiary, LSI Lightron Inc., continues to operate in the New Windsor, New York area in the business of designing, manufacturing, and selling a line of high-end fluorescent, metal halide, halogen, recessed, surface, and high bay lighting fixtures, and LED exit signs for the commercial, industrial and retail markets. With the completion of construction of a new facility in the fourth quarter of fiscal year 2002, the manufacturing assets, inventory, and remaining related acquired liabilities of Lightron of Cornwall were transferred to LSI Lightron. Until such transfer of assets, a portion of the purchase price remained in escrow and Lightron of Cornwall was exclusively a manufacturer of light fixtures and products for LSI Lightron. Results of LSI Lightron are included in the Company’s Lighting Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. An additional approximate $3 million of cash was used immediately following the acquisition to reduce acquired liabilities. The purchase price exceeded the estimated fair value of net assets acquired by approximately $16.4 million, which is recorded as goodwill and was being amortized over forty years through June 30, 2002. See Note 6.

The Company acquired substantially all of the net assets of ADaPT Engineering, Inc. effective January 1, 2001. The initial consideration for this purchase, exclusive of acquisition costs, was $4.5 million, consisting of $2.25 million in cash and 205,181 common shares of LSI Industries valued at $2.25 million, plus the assumption of certain liabilities related to ADaPT Engineering’s business. In addition, a contingent “earn-out” having a maximum value of $2.0 million, payable in cash, could be earned during the first eighteen months after acquisition based upon achievement of certain financial performance. The performance in the first earn-out period ended June 30, 2001 was above the target and an earn-out payment of $0.5 million was made in the first quarter of fiscal year 2002. The performance in the second earn-out period was above a minimum target and an earn-out payment of $0.9 million was made in the first quarter of fiscal year 2003. The new subsidiary, LSI Adapt Inc., is a multi-discipline service firm primarily focused on the retail petroleum / convenience store branded image programs, as well as other national retail customers. LSI Adapt specializes in integrated design, site engineering, permitting, project and construction management of national retail sites. Results of LSI Adapt are included in the Company’s Graphics Segment. The acquisition has been accounted for as a purchase, effective on the date of acquisition. The initial purchase price, plus the earn-out consideration, exceeded the estimated fair value of net assets acquired by approximately $4.0 million, which has been recorded as goodwill and was being amortized over fifteen years through June 30, 2002. See Note 6.

NOTE 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In thousands except per share data)

	Quarter Ended						Fiscal Year
	Sept. 30		Dec. 31	March 31	June 30
2003
Net sales	$56,045		$57,275	$44,228	$55,585		$213,133
Gross profit	15,054		15,020	10,581	14,543		55,198
Income from continuing operations before cumulative effect of accounting change	2,215		2,687	468	2,423		7,793
Net income (loss)	(16,326	)(b)	2,687	468	2,423		(10,748	)(b)

(In thousands except per share data)
	Quarter Ended						Fiscal Year
	Sept. 30		Dec. 31	March 31	June 30
Earnings per share from continuing operations before cumulative effect of accounting change
Basic	$.11		$.14	$.02	$.12		$.39
Diluted	$.11		$.14	$.02	$.12		$.39

Earnings (loss) per share
Basic	$(.83)		$.14	$.02	$.12		$(.54	)(a)
Diluted	$(.82)		$.14	$.02	$.12		$(.54)

Range of share prices
High	$14.83		$11.60	$11.29	$10.91		$14.83
Low	$7.12		$7.15	$6.59	$6.88		$6.59

2002
Net sales	$67,049		$76,694	$58,261	$57,257		$259,261
Gross profit	19,084		21,740	15,897	15,698		72,419
Net income	3,702		4,607	2,549	3,328		14,186

Earnings per share
Basic	$.19		$.23	$.13	$.17		$.72
Diluted	$.18		$.23	$.13	$.17		$.70	(a)

Range of share prices
High	$14.74		$14.60	$17.91	$16.64		$17.91
Low	$10.38		$11.30	$13.04	$11.44		$10.38

2001
Net sales	$53,609		$59,839	$53,935	$66,557		$233,940
Gross profit	15,399		17,040	13,975	18,997		65,411
Income from continuing operations	2,981		3,028	1,225	3,367		10,601
Net income	2,981		3,028	1,225	2,644	(c)	9,878	(c)

Earnings per share from continuing operations
Basic	$.15		$.16	$.06	$.18		$.54	(a)
Diluted	$.15		$.15	$.06	$.17		$.54	(a)

(In thousands except per share data)
	Quarter Ended						Fiscal Year
	Sept. 30		Dec. 31	March 31	June 30
Earnings per share
Basic	$.15		$.16	$.06	$.14		$.51
Diluted	$.15		$.15	$.06	$.14		$.50

Range of share prices
High	$12.23		$11.74	$11.74	$14.38		$14.38
Low	$7.74		$8.80	$9.46	$9.61		$7.74

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

(b)	See Note 6 for discussion of an accounting change related to goodwill impairment.

(c)	See Note 2 for discussion of a charge related to discontinued operations.

At August 19, 2003, there were 312 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.

SELECTED FINANCIAL DATA

(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2003	2002	2001	2000	1999
Net sales	$213,133	$259,261	$233,940	$239,982	$231,722
Cost of products sold	157,935	186,842	168,529	166,207	159,145
Operating expenses	43,801	49,039	48,175	45,219	45,349

Operating income	11,397	23,380	17,236	28,556	27,228
Interest (income)	(259)	(51)	(630)	(1,057)	(477)
Interest expense	378	575	607	189	224
Other (income) expense	31	(4)	(58)	15	95

Income from continuing operations before income taxes	11,247	22,860	17,317	29,409	27,386
Income taxes	3,454	8,674	6,716	11,130	10,285

Income from continuing operations before cumulative effect of accounting change	7,793	14,186	10,601	18,279	17,101
Cumulative effect of accounting change, net of tax (b)	18,541	—	—	—	—
Discontinued operations (a)	—	—	723	1,000	—

Net income (loss)	$(10,748)	$14,186	$9,878	$17,279	$17,101

Earnings per common share from continuing operations before cumulative effect of accounting change
Basic	$.40	$.72	$.55	$.96	$.92
Diluted	$.39	$.71	$.54	$.94	$.90
Earnings (loss) per common share
Basic	$(.55)	$.72	$.51	$.90	$.92
Diluted	$(.54)	$.71	$.50	$.89	$.90
Cash dividends paid per share	$.19	$.19	$.21	$.21	$.18
Weighted average common shares
Basic	19,708	19,644	19,421	19,116	18,531
Diluted	19,923	20,059	19,731	19,414	18,915

Balance Sheet Data:

(At June 30)	2003	2002	2001	2000	1999
Working capital	$59,633	$55,793	$62,119	$61,139	$49,615
Total assets	162,776	189,842	181,759	146,783	137,714
Long-term debt, including current maturities	14,084	18,053	23,990	1,701	1,901
Shareholders’ equity	124,905	139,349	127,193	118,212	102,752

(a)	See Footnote No. 2 to the financial statements.

(b)	See Footnote No. 6 to the financial statements.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

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