Form 10-Q
period 2003-12-31
LSI INDUSTRIES INC
filed 2004-01-30
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of January 28, 2004 there were 19,733,232 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	23

PART II. Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in thousands, except per share data)	2003	2002	2003	2002
Net sales	$64,116	$57,275	$123,215	$113,320
Cost of products sold	45,797	42,255	89,673	83,246

Gross profit	18,319	15,020	33,542	30,074

Selling and administrative expenses	11,832	10,624	22,851	22,928

Operating income	6,487	4,396	10,691	7,146

Interest (income)	(9)	(8)	(18)	(11)

Interest expense	52	106	136	223
Other expense	88	--	88	--

Income before income taxes	6,356	4,298	10,485	6,934

Income tax expense	2,350	1,611	3,878	2,032

Income before cumulative effect of
accounting change	4,006	2,687	6,607	4,902

Cumulative effect of accounting
change, net of tax	--	--	--	18,541

Net income (loss)	$4,006	$2,687	$6,607	$(13,639)

Earnings (loss) per common share (see Note 4)
Basic
Earnings per share before cumulative
effect of accounting change	$.20	$.14	$.34	$.25

Earnings (loss) per share	$.20	$.14	$.34	$(.69)

Diluted
Earnings per share before cumulative
effect of accounting change	$.20	$.13	$.33	$.25

Earnings (loss) per share	$.20	$.13	$.33	$(.68)

Weighted average common shares outstanding
Basic	19,704	19,704	19,701	19,709

Diluted	20,033	19,911	20,002	19,926

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)

	December 31, 2003	June 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$265	$239
Accounts and notes receivable, net	38,445	37,314
Inventories	45,837	40,326
Other current assets	4,560	5,626

Total current assets	89,107	83,505

Property, Plant and Equipment, net	54,696	55,009

Goodwill, net	17,303	17,303

Intangible Assets, net	4,950	5,193

Other Assets, net	1,929	1,766

	$167,985	$162,776

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$85	$85
Accounts payable	13,093	13,603
Accrued expenses	13,382	10,184

Total current liabilities	26,560	23,872

Long-Term Debt	11,434	13,999

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,717,246 and 19,701,773
shares, respectively	52,810	52,585
Retained earnings	76,563	72,320

Total shareholders' equity	129,373	124,905

	$167,985	$162,776

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$6,607	$(13,639)
Non-cash items included in income
Cumulative effect of accounting change	--	24,522
Depreciation and amortization	2,949	2,692
Deferred income taxes	(228)	(5,921)
Deferred compensation plan	97	128
Loss on disposition of fixed assets	88	--

Changes in
Accounts receivable	(1,131)	7,691
Inventories	(5,511)	1,024
Accounts payable and other	4,437	(4,939)

Net cash flows from operating activities	7,308	11,558

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(2,481)	(3,444)

Net cash flows from investing activities	(2,481)	(3,444)

Cash Flows from Financing Activities
Payment of long-term debt	(3,555)	(7,381)
Proceeds from issuance of long-term debt	990	1,240
Cash dividends paid	(2,364)	(1,893)
Exercise of Stock Options	263	91
Purchase of treasury shares	(135)	(174)

Net cash flows from financing activities	(4,801)	(8,117)

Increase (decrease) in cash and cash equivalents	26	(3)

Cash and cash equivalents at beginning of year	239	357

Cash and cash equivalents at end of period	$265	$354

Supplemental Cash Flow Information
Interest paid	$163	$184

Income taxes paid	$596	$187

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2003, and the results of its operations for the three and six month periods ended December 31, 2003 and 2002, and its cash flows for the six month periods ended December 31, 2003 and 2002. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2003 annual report.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Revenue recognition:

The Company has four sources of revenue: revenue from product sales; revenue from the installation of products; service revenue generated from providing the integrated design, project and construction management, site engineering and site permitting; and revenue from shipping and handling.

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

Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process.

Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

Facilities Expansion Grants and Credits:

The Company periodically receives either grants or credits against state income taxes when it expands a facility and/or its level of employment in certain states within which it operates. A grant is amortized to income over the time period that the state could be entitled to return of the grant if the expansion or job growth were not maintained, and is recorded as a reduction of either manufacturing overhead or administrative expenses. A credit is amortized to income over the time period that the state could be entitled to return of the credit if the expansion were not maintained, is recorded as a reduction of state income tax expense, and is subject to a valuation allowance review if the credit cannot immediately be utilized.

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 329,000 shares and 207,000 shares for the three months ended December 31, 2003 and 2002, respectively, and 301,000 shares and 217,000 shares for the six months ended December 31, 2003 and 2002, respectively. All share and per share data reflect the five-for-four stock split declared by the Company on October 20, 2003. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three month and six month periods ended December 31, 2003 and 2002 would have been as follows:

	Three months ended December 31		Six months ended December 31
(In thousands except earnings per share)	2003	2002	2003	2002
Net income (loss) as reported	$4,006	$2,687	$6,607	$(13,639)
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	--	--	--	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	98	112	184	209

Pro forma net income (loss)	$3,908	$2,575	$6,423	$(13,848)

Earnings (loss) per common share
Basic
As reported	$0.20	$0.14	$0.34	$(0.69)
Pro forma	$0.20	$0.13	$0.33	$(0.70)
Diluted
As reported	$0.20	$0.13	$0.33	$(0.68)
Pro forma	$0.20	$0.13	$0.32	$(0.69)

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

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 33% and 31% of total net sales concentrated in this market in the three month periods ended December 31, 2003 and 2002, respectively, and approximately 31% and 30% of total net sales concentrated in this market in the six month periods ending December 31, 2003 and 2002, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

The following information is provided for the following periods:

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2003	2002	2003	2002
Net sales:
Lighting Segment	$41,708	$35,183	$77,908	$69,520
Graphics Segment	22,408	22,092	45,307	43,800

	$64,116	$57,275	$123,215	$113,320

Operating income:
Lighting Segment	$4,502	$2,515	$6,427	4,704
Graphics Segment	1,985	1,881	4,264	2,442

	$6,487	$4,396	$10,691	$7,146

Capital expenditures:
Lighting Segment	$880	$996	$1,455	$2,862
Graphics Segment	862	286	1,026	582

	$1,742	$1,282	$2,481	$3,444

Depreciation and amortization:
Lighting Segment	$1,067	$838	$2,126	$1,745
Graphics Segment	413	468	823	947

	$1,480	$1,306	$2,949	$2,692

	December 31
	2003	2002
Identifiable assets:
Lighting Segment	$103,741	$92,115
Graphics Segment	63,206	68,457
	166,947	160,572

Corporate	1,038	459

	$167,985	$161,031

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

NOTE 4:    EARNINGS PER COMMON SHARE

All share and per share data reflect the five-for-four stock split which was announced on October 28, 2003, to be effective November 14, 2003. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$4,006	$2,687	$6,607	$4,902
Cumulative effect of accounting change	--	--	--	18,541

Net income (loss)	$4,006	$2,687	$6,607	$(13,639)

Weighted average shares outstanding
during the period, net
of treasury shares	19,704	19,704	19,701	19,709

Basic earnings per share before cumulative
effect of accounting change	$0.20	$0.14	$0.34	$0.25

Cumulative effect of accounting change	--	--	--	(0.94)

Basic earnings (loss) per share	$0.20	$0.14	$0.34	$(0.69)

DILUTED EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$4,006	$2,687	$6,607	$4,902

Cumulative effect of accounting change	--	--	--	18,541

Net income (loss)	$4,006	$2,687	$6,607	$(13,639)

Weighted average shares outstanding
during the period, net of
treasury shares	19,704	19,704	19,701	19,709

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	329	207	301	217

Weighted average shares
outstanding (B)	20,033	19,911	20,002	19,926

Diluted earnings per share before cumulative
effect of accounting change	$0.20	$0.13	$0.33	$0.25

Cumulative effect of accounting change	--	--	--	(0.93)

Diluted earnings (loss) per share	$0.20	$0.13	$0.33	$(0.68)

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 131,251 common shares and 366,950 common shares during the three month periods ended December 31, 2003 and 2002, respectively, and options to purchase 102,888 common shares and 369,025 common shares during the six month periods ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:    BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2003	June 30, 2003
Inventories
Raw Materials	$21,315	$18,981
Work-in-Process	6,747	7,181
Finished Goods	17,775	14,164

	$45,837	$40,326

Accrued Expenses
Compensation and benefits	$5,792	$5,232
Accrued income taxes	2,099	483
Other accrued expenses	5,491	4,469

	$13,382	$10,184

NOTE 6:    GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of December 31, 2003			As of June 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,712	$2,409	$17,303	$19,712	$2,409	$17,303

Other Intangible
Assets	$6,450	$1,500	$4,950	$6,450	$1,257	$5,193

	Amortization Expense of Other Intangible Assets
	December 31, 2003	December 31, 2002
Three Months Ended	$121	$122

Six Months Ended	$243	$243

Changes in the carrying amount of goodwill for the year ended June 30, 2003 and the six months ended December 31, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total
Balance June 30, 2002	$23,914	$17,911	$41,825

Impairment losses	(23,593)	(929)	(24,522)

Balance as of June 30, 2003	321	16,982	17,303

Impairment losses	--	--	--

Balance as of December 31, 2003	$321	$16,982	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2003		June 30, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,388	$5,400	$1,162
Trademarks	920	71	920	59
Patents	110	21	110	18
Non-compete agreements	20	20	20	18

	$6,450	$1,500	$6,450	$1,257

NOTE 8:    REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of December 31, 2003 the available portion of this line of credit was $39.2 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2004. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2006. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At December 31, 2003 the average interest rate on borrowings under this revolving line of credit was approximately 1.7%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of December 31, 2003.

Long-term debt:

   (In thousands)

	December 31, 2003	June 30, 2003
Revolving Line of Credit (3 year committed line)	$10,819	$13,384
Industrial Revenue Development Bond at 1.2%	700	700

Total long-term debt	11,519	14,084

Less current maturities of long-term debt	85	85

Long-term debt	$11,434	$13,999

NOTE 9:    CASH DIVIDENDS

The Company paid cash dividends of $2,364,000 and $1,893,000 in the six month periods ended December 31, 2003 and 2002, respectively. In January 2004, the Company’s Board of Directors declared a $0.072 per share regular quarterly cash dividend (approximately $1,419,000) payable on February 10, 2004 to shareholders of record February 3, 2004.

NOTE 10:     SHAREHOLDERS' EQUITY

The Company has an equity compensation plan which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 2,244,375 shares were available for future grant or award as of December 31, 2003. This plan allows for the grant of both incentive stock options and non-qualified stock options. Prior to November 14, 2003, the Company had an employee stock option plan and a directors’ stock option plan in operation. Subsequent to shareholder approval of the 2003 Equity Compensation Plan, the Company can no longer grant options from these two previous plans. As of December 31, 2003, a total of 691,222 options for common shares were outstanding from these previous plans.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2004 and 2003.

	Three Months Ended		Six Months Ended
	12/31/03	12/31/02	12/31/03	12/31/02
Dividend yield	2.12%	1.89%	2.12%	1.89%
Expected volatility	47%	48%	47%	48%
Risk-free interest rate	3.28%	2.93%	3.3%	2.93%
Expected life	4 yrs.	5 yrs.	4 yrs.	5 yrs.

At December 31, 2003, the 7,250 options granted in the first six months of fiscal 2004 to both employees and non-employee directors had exercise prices of $11.68, fair values ranging from $3.20 to $4.10, and remaining contractual lives of about nine years. The 5,625 options granted in the first six months of fiscal 2003 had exercise prices of $8.76, fair values of $4.01, and remaining contractual lives of about nine three-fourths years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Lighting Segment	$41,708	$35,183	$77,908	$69,520
Graphics Segment	22,408	22,092	45,307	43,800

	$64,116	$57,275	$123,215	$113,320

Results of Operations

        Results of fiscal 2003 have been revised to reflect the Company’s new reportable business segments: the Lighting Segment and the Graphics Segment. All share and per share data reflect the 5-for-4 stock split which was announced on October 28, 2003, to be effective November 14, 2003.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

        Net sales of $64,116,000 in the second quarter of fiscal 2004 increased 12% from fiscal 2003 second quarter net sales of $57,275,000. Lighting Segment net sales increased 19% to $41.7 million and Graphics Segment net sales increased 1% to $22.4 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up over the fiscal 2003 second quarter 20% to $20.9 million. While sales to this market have increased this quarter over the prior year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $6.5 million increase in Lighting Segment net sales is primarily the result of an approximate $2.1 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new commercial sales reps), and an aggregate increase of $3.8 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to a major national retailer).

        The $0.3 million increase in Graphics Segment net sales is primarily the result of the net effect of increased sales to the petroleum / convenience store market ($1.9 million), increased sales to a retail store customer (approximately $2.4 million), and reduced menu board system sales (one quick service restaurant customer sales are down $3 million as their roll out program is now nearing completion). The Company expects some additional sales in fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

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

        Gross profit of $18,319,000 in the second quarter of fiscal 2004 increased 22% from last year, and increased as a percentage of net sales to 28.6% in fiscal 2004 as compared to 26.2% last year. The increase in amount of gross profit is due primarily to the 12% increase in net sales, improved direct labor efficiencies, product mix and operating efficiencies, partially offset by higher installation, freight and distribution expenses. Selling and administrative expenses increased $1.2 million or 11%. As compared to last year, the second quarter 2004 expenses were increased primarily in the areas of employee compensation ($0.5 million), outside sales representative commission ($0.3 million) and bad debt expense ($0.1 million).

        The Company reported interest expense of $52,000 in the second quarter of fiscal 2004 as compared to $106,000 in the same period last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the second quarter of fiscal 2004 was 37% as compared to 37.5% in the same period last year. The Company expects an effective income tax rate of approximately 37% in fiscal 2004.

        Net income was $4,006,000 in the second quarter of fiscal 2004, a 49% increase as compared to $2,687,000 in the same period of fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales, decreased interest expense, partially offset by increased selling and administrative expenses, increase other expense and increased income taxes. Diluted earnings per share of $0.20 in the second quarter of fiscal 2004, increased 54% from $0.13 per share reported in the same period of fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2004 was 20,033,000 shares as compared to 19,911,000 shares in the same period last year. All share and per share data reflect the five-for-four stock split declared October 20, 2003.

SIX MONTHS DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

        Net sales of $123,215,000 in the first half of fiscal 2004 increased 9% from fiscal 2003 first half net sales of $113,320,000. Lighting Segment net sales increased 12% to $77.9 million and Graphics Segment net sales increased 3% to $45.3 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up over the fiscal 2003 first half 13% to $38.1 million. While sales to this market have increased this half over the prior year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $8.4 million increase in Lighting Segment net sales is primarily the result of an approximate $4.3 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new commercial sales reps), and an aggregate increase of $3.3 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to a major national retailer).

        The $1.5 million increase in Graphics Segment net sales is primarily the result of the net effect of increased sales to the petroleum / convenience store market ($3.2 million), increased sales to a retail store customer (approximately $6.4 million), and reduced menu board system sales (one quick service restaurant customer sales are down $6.7 million as their roll out program is now nearing completion). The Company expects some additional sales in fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

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

        Gross profit of $33,542,000 in the first half of fiscal 2004 increased 12% from last year, and increased as a percentage of net sales to 27.2% in fiscal 2004 as compared to 26.5% last year. The increase in amount of gross profit is due primarily to the 9% increase in net sales, improved direct labor efficiencies, product mix and efficiencies, partially offset by higher installation, freight and distribution expenses. Selling and administrative expenses decreased $0.1 million. The first half of fiscal 2004 had $0.9 million lower bad debt expense (first half fiscal 2003 Graphics Segment had significant additional expense due primarily to customer bankruptcies and cash flow difficulties). Offsetting most of this reduction of expense were increased employee compensation ($0.6 million) and outside sales representative commission expense ($0.2 million).

        The Company reported interest expense of $136,000 in the first half of fiscal 2004 as compared to $223,000 in the same period last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the first half of fiscal 2004 was 37%. The first half fiscal 2003 effective tax rate of 29% is the net result of a normal tax provision of about 37.5% that was reduced as the Company recorded federal and state income tax credits. The Company expects an effective income tax rate of approximately 37% in fiscal 2004.

        Income before cumulative effect of an accounting change was $6,607,000 in the first half of fiscal 2004, a 35% increase as compared to $4,902,000 in the same period of fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales, decreased operating expenses and interest expense, partially offset by increased other expense and income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.33 in the first half of fiscal 2004, increased 32% from $0.25 per share reported in the same period of fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2004 was 20,002,000 shares as compared to 19,926,000 shares in the same period last year. All share and per share data reflect the five-for-four stock split declared October 20, 2003.

        The Company completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” as of July 1, 2003. This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company determined for the fiscal 2003 transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of $24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year. There were no changes in accounting methods in the first half of fiscal 2004.

        The Company recorded a net loss of $13,639,000 in the first half of fiscal 2003 as compared to net income of $6,607,000 in the first half of fiscal 2004. The increase is the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change in fiscal 2003, plus the increased fiscal 2004 income before cumulative effect of accounting change. Diluted earnings or (loss) per share was $(0.68) in the first half of fiscal 2003 as compared to $0.33 per share reported in the first half of fiscal 2004.

Liquidity and Capital Resources

        The Company considers its level of cash on hand, its borrowing capacity, its current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

        At December 31, 2003 the Company had working capital of $62.5 million, compared to $59.6 million at June 30, 2003. The ratio of current assets to current liabilities decreased to 3.35 to 1 from 3.50 to 1. The $2.9 million increase in working capital is primarily attributed to increased accounts receivable and inventories, and decreased accounts payable, partially offset by increased accrued expenses and decreased other current assets. The $1.1 million increase in accounts receivable is due to higher second quarter fiscal 2004 sales as compared to fourth quarter fiscal 2003. The days sales outstanding was consistent at 58 days, both at June 30, 2003 and December 31, 2003. Inventories, primarily raw materials and finished goods, have increased $5.5 million in the first half of fiscal year 2004. The first quarter fiscal 2004 inventory build up in the Graphics Segment shipped out in the second quarter. Raw materials and work in process are up an aggregate $1.9 million, and finished goods are up approximately $3.6 million since the end of fiscal 2003.

        The Company generated $7.3 million of cash from operating activities in the first half of fiscal 2004 as compared to $11.6 million in the same period of fiscal 2003. The $4.3 million decrease in net cash flows from operating activities in fiscal 2004 is primarily the net result of increased income before cumulative effect of accounting change ($1.7 million favorable), increased accounts receivables rather than a decrease (unfavorable change of $8.8 million), an increase in inventories rather than a decrease ($6.5 million), and an aggregate $4.4 million increase in accounts payable and accrued expenses in the second half of fiscal 2004 as compared to an aggregate $4.9 million decrease in the same period last year.

        As of December 31, 2003, the Company’s days sales outstanding (DSO) were at approximately 58 days, the same as of June 30, 2003. Net accounts and notes receivables were $38.4 million and $37.3 million at December 31, 2003 and June 30, 2003, respectively. The Company believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at December 31, 2003 are up $5.5 million from June 30, 2003. The inventory increase occurred in the Lighting Segment in support of shipping requirements of various lighting programs, primarily that of a large national retailer scheduled to begin in the third quarter of fiscal 2004.

        Cash generated from operations and borrowing capacity under its line of credit agreement are the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of January 23, 2004 there was approximately $41.0 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2006 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2004. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2004 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $2.5 million in the first half of fiscal 2004 compare to $3.4 million in the same period of fiscal 2003. The primary spending early in fiscal 2003 was for final construction costs of the $11 million manufacturing facility for LSI Lightron. The Company commenced operations in this facility in July 2003. Fiscal 2004 spending to date is primarily for tooling and equipment ($2.1 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($0.4 million). Total capital expenditures in fiscal 2004 are expected to be approximately $5 million, exclusive of business acquisitions.

        The Company used $4.8 million in financing activities in the first half of fiscal 2004 as compared to a use of $8.1 million in the same period of fiscal 2003. The change between years is the net result of lesser net payments on the Company’s line of credit in fiscal 2004 and no required repayment of funded debt in the first half of fiscal 2004, partially offset by increased dividend payments ($0.5 million) pursuant to the Company’s increased indicated annual dividend payment amount.

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past several fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation scheduled in fiscal 2005. Of the $8.9 million of software expenditures that are capitalized to date, a total of $2.9 million is being depreciated for the subsidiary companies currently using the software. A total of $1.1 million of depreciation has been expensed to date. As additional subsidiaries implement this software, proportionately more of this capitalized asset will be depreciated and the depreciation per period will significantly increase to approximately $1.5 million per fiscal year. This software is scheduled to be fully depreciated in fiscal 2008. The Company expects to capitalize additional design costs for this internal-use software, as well as to expense implementation costs as they are incurred.

        On January 20, 2004 the Board of Directors declared a regular quarterly cash dividend of $0.072 per share (approximately $1,419,000), payable February 10, 2004 to shareholders of record on February 3, 2004. During the second half of fiscal 2004, the Company paid cash dividends of $2,364,000, as compared to $1,893,000 in the same period of fiscal 2003.

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

        The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and, other than normal warranties, has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the completion of the earnings process. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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

Facilities Expansion Grants and Credits

        The Company periodically receives either grants or credits against state income taxes when it expands a facility and/or its level of employment in certain states within which it operates. A grant is amortized to income over the time period that the state could be entitled to return of the grant if the expansion or job growth were not maintained, and is recorded as a reduction of either manufacturing overhead or administrative expenses. A credit is amortized to income over the time period that the state could be entitled to return of the credit if the expansion were not maintained, is recorded as a reduction of state income tax expense, and is subject to a valuation allowance review if the credit cannot immediately be utilized.

        The Company currently has $814,000 of benefits from a state in which it operates related to facilities expansion and employment growth. Given the facts and circumstances of these benefits, the Company’s evaluation of U.S. generally accepted accounting principles (GAAP) indicates that the accounting treatment, as defined above, as either a grant or a tax credit is acceptable. The Company believes treatment of these benefits as a grant and amortizing them into income as a reduction of manufacturing overhead over the vesting period is most appropriate. Accordingly, $131,000 of grant benefits were recorded in the second quarter of fiscal 2004 and the remaining balance of $683,000 will be amortized into income on a straightline basis through fiscal year 2014. All amounts discussed above are subject to federal taxes, currently at a rate of 35%.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

An evaluation was performed as of December 31, 2003 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company’s Annual Meeting of Shareholders held November 13, 2003, the following actions were taken by shareholders:

        4.1     All persons nominated as Class A Directors were elected with the votes for each person being:

Name	Shares For	Shares - Withheld Authority	Shares Abstained
Robert J. Ready	13,652,851.509	1,086,996.850	N/A
Gary P. Kreider	12,732,145.509	2,007,702.850	N/A
Dennis B. Meyer	14,145,601.509	594,246.850	N/A

        The terms of the Class B Directors (Wilfred T. O’Gara and James P. Sferra) continue until the 2004 Annual Shareholders’ Meeting.

        4.2     Approval of the new LSI Industries Inc. 2003 Equity Compensation Plan.

Shares For	Shares Against	Shares Abstained	Broker Non-Vote
10,090,916.222	2,728,848.693	837,182.445	1,082,901.000

        4.3     Ratification of the appointment of Grant Thornton LLP as independent certified public accountants for fiscal 2004.

Shares For	Shares Against	Shares Abstained	Broker Non-Vote
14,658,548.764	78,005.000	3,293.596	N/A

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

January 28, 2004