Form 10-Q
period 2004-03-31
LSI INDUSTRIES INC
filed 2004-05-07
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of May 3, 2004 there were 19,736,131 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. Other Information

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Note: All share and per share data reflect the 5-for-4 stock split announced October 28, 2003, and be effective November 14, 2003.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “should,” or the negative version of these words, and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands, except per share data)	2004	2003	2004	2003
Net sales	$51,500	$44,228	$174,715	$157,548
Cost of products sold	39,689	33,647	129,362	116,893
Gross profit	11,811	10,581	45,353	40,655

Selling and administrative expenses	10,333	9,740	33,184	32,668

Operating income	1,478	841	12,169	7,987

Interest (income)	(5)	(2)	(23)	(13)

Interest expense	58	76	194	299
Other expense	1	19	89	19

Income before income taxes	1,424	748	11,909	7,682

Income tax expense	504	280	4,382	2,312

Income before cumulative effect of
accounting change	920	468	7,527	5,370

Cumulative effect of accounting
change, net of tax	--	--	--	18,541

Net income (loss)	$920	$468	$7,527	$(13,171)

Earnings (loss) per common share (see Note 4)
Basic
Earnings per share before cumulative
effect of accounting change	$.05	$.02	$.38	$.27

Earnings (loss) per share	$.05	$.02	$.38	$(.67)

Diluted
Earnings per share before cumulative
effect of accounting change	$.05	$.02	$.38	$.27

Earnings (loss) per share	$.05	$.02	$.38	$(.66)

Weighted average common shares outstanding

Basic	19,732	19,710	19,711	19,709

Diluted	20,107	19,894	20,033	19,919

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2004	June 30, 2003

ASSETS

Current Assets
Cash and cash equivalents	$195	$239
Accounts and notes receivable, net	33,148	37,314
Inventories	48,112	40,326
Other current assets	6,211	5,626

Total current assets	87,666	83,505

Property, Plant and Equipment, net	54,997	55,009

Goodwill, net	17,303	17,303

Intangible Assets, net	4,830	5,193

Other Assets, net	2,322	1,766

	$167,118	$162,776

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$85
Accounts payable	13,165	13,603
Accrued expenses	12,955	10,184

Total current liabilities	26,120	23,872

Long-Term Debt	11,361	13,999
Other Long-Term Liabilities	600	--

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,734,725 and 19,701,773
shares, respectively	52,974	52,585
Retained earnings	76,063	72,320

Total shareholders' equity	129,037	124,905

	$167,118	$162,776

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In thousands)	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$7,527	$(13,171)
Non-cash items included in income
Cumulative effect of accounting change	--	24,522
Depreciation and amortization	4,375	4,130
Deferred income taxes	(138)	(5,891)
Deferred compensation plan	120	165
Loss on disposition of fixed assets	89	19
Changes in

Accounts receivable	4,166	12,443
Inventories	(7,786)	(2,223)
Accounts payable and other	1,930	(6,543)

Net cash flows from operating activities	10,283	13,451

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(4,158)	(4,729)
Proceeds from sale of fixed assets	69	19

Net cash flows from investing activities	(4,089)	(4,710)

Cash Flows from Financing Activities
Payment of long-term debt	(3,713)	(7,715)
Proceeds from issuance of long-term debt	990	1,762
Cash dividends paid	(3,784)	(2,838)
Exercise of Stock Options	447	91
Purchase of treasury shares	(178)	(192)

Net cash flows from financing activities	(6,238)	(8,892)

Increase (decrease) in cash and cash equivalents	(44)	(151)

Cash and cash equivalents at beginning of year	239	357

Cash and cash equivalents at end of period	$195	$206

Supplemental Cash Flow Information
Interest paid	$196	$309

Income taxes paid	$2,181	$1,761

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations for the three and nine month periods ended March 31, 2004 and 2003, and its cash flows for the nine month periods ended March 31, 2004 and 2003. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2003 annual report.

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

Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The capitalized implementation costs are depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years.

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

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 375,000 shares and 184,000 shares for the three months ended March 31, 2004 and 2003, respectively, and 322,000 shares and 210,000 shares for the nine months ended March 31, 2004 and 2003, respectively. All share and per share data reflect the five-for-four stock split declared by the Company on October 20, 2003. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three month and nine month periods ended March 31, 2004 and 2003 would have been as follows:

	Three months ended March 31		Nine months ended March 31
(In thousands except earnings per share)	2004	2003	2004	2003
Net income (loss) as reported	$920	$468	$7,527	$(13,171)
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	--	--	--	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	84	97	268	306

Pro forma net income (loss)	$836	$371	$7,259	$(13,477)

Earnings (loss) per common share
Basic
As reported	$0.05	$0.02	$0.38	$(0.67)
Pro forma	$0.04	$0.02	$0.37	$(0.68)
Diluted
As reported	$0.05	$0.02	$0.38	$(0.66)
Pro forma	$0.04	$0.02	$0.36	$(0.68)

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

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 27% and 30% of total net sales concentrated in this market in the three month periods ended March 31, 2004 and 2003, respectively, and approximately 30% of total net sales concentrated in this market in the nine month periods ending March 31, 2004 and 2003. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

The following information is provided for the following periods:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2004	2003	2004	2003
Net sales:
Lighting Segment	$34,596	$28,393	$112,504	$97,913
Graphics Segment	16,904	15,835	62,211	59,635

	$51,500	$44,228	$174,715	$157,548

Operating income:
Lighting Segment	$630	$339	$7,057	5,043
Graphics Segment	848	502	5,112	2,944

	$1,478	$841	$12,169	$7,987

Capital expenditures:
Lighting Segment	$1,286	$1,179	$2,741	$4,042
Graphics Segment	391	106	1,417	687

	$1,677	$1,285	$4,158	$4,729

Depreciation and amortization:
Lighting Segment	$1,023	$985	$3,148	$2,730
Graphics Segment	403	453	1,227	1,400

	$1,426	$1,438	$4,375	$4,130

	March 31
	2004	2003
Identifiable assets:
Lighting Segment	$104,997	$93,085
Graphics Segment	61,039	65,537

	166,036	158,622
Corporate	1,082	192

	$167,118	$158,814

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

NOTE 4:    EARNINGS PER COMMON SHARE

All share and per share data reflect the five-for-four stock split which was effective November 14, 2003. The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$920	$468	$7,527	$5,370

Cumulative effect of accounting change	--	--	--	18,541

Net income (loss)	$920	$468	$7,527	$(13,171)

Weighted average shares outstanding
during the period, net
of treasury shares	19,732	19,710	19,711	19,709

Basic earnings per share before cumulative
effect of accounting change	$0.05	$0.02	$0.38	$0.27

Cumulative effect of accounting change	--	--	--	(0.94)

Basic earnings (loss) per share	$0.05	$0.02	$0.38	$(0.67)

DILUTED EARNINGS PER SHARE

Income before cumulative effect of
accounting change	$920	$468	$7,527	$5,370

Cumulative effect of accounting change	--	--	--	18,541

Net income (loss)	$920	$468	$7,527	$(13,171)

Weighted average shares outstanding
during the period, net of
treasury shares	19,732	19,710	19,711	19,709

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	375	184	322	210

Weighted average shares
outstanding (B)	20,107	19,894	20,033	19,919

Diluted earnings per share before cumulative
effect of accounting change	$0.05	$0.02	$0.38	$0.27

Cumulative effect of accounting change	--	--	--	(0.93)

Diluted earnings (loss) per share	$0.05	$0.02	$0.38	$(0.66)

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 6,125 common shares and 370,289 common shares during the three month periods ended March 31, 2004 and 2003, respectively, and options to purchase 250,783 common shares and 372,378 common shares during the nine month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:    BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	March 31, 2004	June 30, 2003
Inventories
Raw Materials	$23,170	$18,981
Work-in-Process	6,139	7,181
Finished Goods	18,803	14,164

	$48,112	$40,326

Accrued Expenses
Compensation and benefits	$6,612	$5,232
Customer prepayments	1,832	885
Other accrued expenses	4,511	4,067

	$12,955	$10,184

NOTE 6:     GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of March 31, 2004			As of June 30, 2003
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,712	$2,409	$17,303	$19,712	$2,409	$17,303

Other Intangible
Assets	$6,430	$1,600	$4,830	$6,450	$1,257	$5,193

	Amortization Expense of Other Intangible Assets
	March 31, 2004	March 31, 2003
Three Months Ended	$120	$122

Nine Months Ended	$363	$365

Changes in the carrying amount of goodwill for the year ended June 30, 2003 and the nine months ended March 31, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total

Balance June 30, 2002	$23,914	$17,911	$41,825
Impairment losses	(23,593)	(929)	(24,522)

Balance as of June 30, 2003	321	16,982	17,303
Impairment losses	--	--	--

Balance as of March 31, 2004	$321	$16,982	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2004		June 30, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,500	$5,400	$1,162
Trademarks	920	77	920	59
Patents	110	23	110	18
Non-compete agreements	--	--	20	18

	$6,430	$1,600	$6,450	$1,257

NOTE 7:     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of March 31, 2004 the available portion of this line of credit was $38.6 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2005. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2007. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At March 31, 2004 the average interest rate on borrowings under this revolving line of credit was approximately 1.63%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of March 31, 2004.

(In thousands)	March 31, 2004	June 30, 2003
Long-term debt:
Revolving Line of Credit (3 year committed line)	$11,361	$13,384
Industrial Revenue Development Bond	--	700

Total long-term debt	11,361	14,084

Less current maturities of long-term debt	--	85
Long-term debt	$11,361	$13,999

NOTE 8:     CASH DIVIDENDS

The Company paid cash dividends of $3,785,000 and $2,838,000 in the nine month periods ended March 31, 2004 and 2003, respectively. In April 2004, the Company’s Board of Directors declared a $0.072 per share regular quarterly cash dividend (approximately $1,421,000) payable on May 18, 2004 to shareholders of record May 11, 2004.

NOTE 9:    SHAREHOLDERS' EQUITY

The Company has an equity compensation plan which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 2,243,440 shares were available for future grant or award as of March 31, 2004. This plan allows for the grant of both incentive stock options and non-qualified stock options. Prior to November 14, 2003, the Company had an employee stock option plan and a directors’ stock option plan in operation. Subsequent to shareholder approval of the 2003 Equity Compensation Plan, the Company can no longer grant options from these two previous plans. As of March 31, 2004, a total of 670,607 options for common shares were outstanding from these previous plans.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2004 and 2003.

	Three Months Ended				Nine Months Ended
	3/31/04		3/31/03		3/31/04		3/31/03
Dividend yield	2.24%		1.89%		2.16%		1.89%
Expected volatility	47%		48%		47%		48%
Risk-free interest rate	3.00%		2.93%		3.26%		2.93%
Expected life	4 y	rs.	5 y	rs.	4 y	rs.	5 y	rs.

At March 31, 2004, the 7,550 options granted in the first nine months of fiscal 2004 to both employees and non-employee directors had exercise prices ranging between $9.60 to $12.99, fair values ranging from $3.20 to $4.41, and remaining contractual lives of about nine years. The 5,625 options granted in the first nine months of fiscal 2003 had exercise prices of $8.76, fair values of $4.01, and remaining contractual lives of about nine three-fourths years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Lighting Segment	$34,596	$28,393	$112,504	$97,913
Graphics Segment	16,904	15,835	62,211	59,635

	$51,500	$44,228	$174,715	$157,548

Results of Operations

        Results of fiscal 2003 have been revised to reflect the Company’s new reportable business segments: the Lighting Segment and the Graphics Segment. All share and per share data reflect the 5-for-4 stock split which was effective November 14, 2003.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

        Net sales of $51,500,000 in the third quarter of fiscal 2004 increased 16% from fiscal 2003 third quarter net sales of $44,228,000. Lighting Segment net sales increased 22% to $34.6 million and Graphics Segment net sales increased 7% to $16.9 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, represented 27% of net sales and were up 1% from the fiscal 2003 third quarter to $13.7 million. While sales to this market have increased slightly this quarter over the prior year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $6.2 million increase in Lighting Segment net sales is primarily the result of an approximate $3.3 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new commercial sales reps), and an aggregate increase of $2.7 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to a major national retailer).

        The $1.1 million increase in Graphics Segment net sales is primarily the result of the net effect of increased sales to the petroleum / convenience store market ($0.1 million), increased sales to a retail store customer (approximately $1.0 million), and reduced menu board system sales (one quick service restaurant customer sales are down $0.3 million as their roll out program is now nearing completion). The Company expects some additional sales in fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

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

        Gross profit of $11,811,000 in the third quarter of fiscal 2004 increased 12% from last year, but decreased as a percentage of net sales to 22.9% in fiscal 2004 as compared to 23.9% last year. The increase in amount of gross profit is due primarily to the 16% increase in net sales, partially offset by higher product rework expense, installation, freight and distribution expenses, competitive pricing situations, and to some extent higher prices of steel. Selling and administrative expenses increased $0.6 million or 6%. As compared to last year, the third quarter 2004 expenses were increased primarily in the areas of employee compensation ($0.3 million), outside consultant expenses (up $0.8 million) for the Company’s implementation of JD Edwards OneWorld in the Cincinnati and Kentucky operations, and for documentation and testing of internal controls, sales representative commission ($0.3 million), partially offset by lower expenses in the areas of sales commissions ($0.2 million), legal & professional fees ($0.2 million), and bad debt expense ($0.1 million).

        The Company reported interest expense of $58,000 in the third quarter of fiscal 2004 as compared to $76,000 in the same period last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the third quarter of fiscal 2004 was 35.4% as compared to 37.4% in the same period last year. The Company’s revised estimated effective income tax rate for fiscal 2004 is approximately 36.8%, down slightly from earlier estimates of 37% because the Company expects a lower effective federal income tax rate.

        Net income was $920,000 in the third quarter of fiscal 2004, a 97% increase as compared to $468,000 in the same period of fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales, decreased interest expense, partially offset by increased selling and administrative expenses, and increased income taxes. Diluted earnings per share of $0.05 in the third quarter of fiscal 2004, increased 150% from $0.02 per share reported in the same period of fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2004 was 20,107,000 shares as compared to 19,894,000 shares in the same period last year.

NINE MONTHS MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

        Net sales of $174,715,000 in the first nine months of fiscal 2004 increased 11% from fiscal 2003 nine month net sales of $157,548,000. Lighting Segment net sales increased 15% to $112.5 million and Graphics Segment net sales increased 4% to $62.2 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up over the fiscal 2003 nine month 10% to $51.1 million. While sales to this market have increased this year for the first nine months over the same period of the prior year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $14.6 million increase in Lighting Segment net sales is primarily the result of an approximate $7.5 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new commercial sales reps), and an aggregate increase of $6.0 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to a major national retailer).

        The $2.6 million increase in Graphics Segment net sales is primarily the result of the net effect of increased sales to the petroleum / convenience store market ($3.3 million), increased sales to a retail store customer (approximately $7.4 million), and reduced menu board system sales (one quick service restaurant customer sales are down $6.7 million as their roll out program is now nearing completion). The Company expects some additional sales in fiscal 2004 as the remaining franchisee-operated restaurants of this customer implement this new menu board system.

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

        Gross profit of $45,353,000 in the nine month of fiscal 2004 increased 12% from last year, and increased as a percentage of net sales to 26.0% in fiscal 2004 as compared to 25.8% last year. The increase in amount of gross profit is due primarily to the 11% increase in net sales, product mix and efficiencies, partially offset by higher installation, freight and distribution expenses. Selling and administrative expenses decreased $0.5 million. The first nine months of fiscal 2004 had $1.0 million lower bad debt expense (nine month fiscal 2003 Graphics Segment had significant additional expense due primarily to customer bankruptcies and cash flow difficulties), lower legal & professional fees ($0.3 million), and lower travel expense ($0.2 million). Offsetting most of this reduction of expense were increased employee compensation ($0.8 million) and outside consultant expenses (up $0.8 million) for the Company’s implementation of JD Edwards OneWorld in the Cincinnati and Kentucky operations and for documentation and testing of internal controls.

        The Company reported interest expense of $194,000 in the nine month of fiscal 2004 as compared to $299,000 in the same period last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in the first nine months of fiscal 2004 was 36.8%. The nine month fiscal 2003 effective tax rate of 30% is the net result of a normal tax provision of about 37.5% that was reduced as the Company recorded federal and state income tax credits. The Company expects an effective income tax rate of approximately 36.8% in fiscal 2004.

        Income before cumulative effect of an accounting change was $7,527,000 in the first nine months of fiscal 2004, a 40% increase as compared to $5,370,000 in the same period of fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales, decreased interest expense, partially offset by increased operating expenses, other expense and income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.38 in the first nine months of fiscal 2004, increased 41% from $0.27 per share reported in the same period of fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2004 was 20,033,000 shares as compared to 19,919,000 shares in the same period last year. All share and per share data reflect the five-for-four stock split declared October 20, 2003.

        The Company completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” as of July 1, 2003. This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company determined for the fiscal 2003 transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of $24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year. There were no changes in accounting methods in the first nine months of fiscal 2004.

        The Company recorded a net loss of $13,171,000 in the nine month of fiscal 2003 as compared to net income of $7,527,000 in the first nine months of fiscal 2004. The increase is the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change in fiscal 2003, plus the increased fiscal 2004 income before cumulative effect of accounting change. Diluted earnings or (loss) per share was $(0.66) in the first nine months of fiscal 2003 as compared to $0.38 per share reported in the first nine months of fiscal 2004.

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

        At March 31, 2004 the Company had working capital of $61.5 million, compared to $59.6 million at June 30, 2003. The ratio of current assets to current liabilities decreased to 3.36 to 1 from 3.50 to 1. The $1.9 million increase in working capital is primarily attributed to increased inventories and other current assets, and decreased accounts payable, partially offset by decreased accounts receivable, and increased accrued expenses. The $4.1 million decrease in accounts receivable is due primarily to lower third quarter fiscal 2004 sales as compared to fourth quarter fiscal 2003, partially offset by an increase in days sales outstanding (DSO). The DSO was 60 days at March 31, 2004, up from 58 days at June 30, 2003. Inventories, primarily raw materials and finished goods, have increased $7.8 million in the first nine months of fiscal year 2004. Raw materials and work in process are up an aggregate $3.2 million, and finished goods are up approximately $4.6 million since the end of fiscal 2003.

        The Company generated $10.3 million of cash from operating activities in the first nine months of fiscal 2004 as compared to $13.5 million in the same period of fiscal 2003. The $3.2 million decrease in net cash flows from operating activities in fiscal 2004 is primarily the net result of increased income before cumulative effect of accounting change ($2.2 million favorable), less of a decrease in accounts receivables (unfavorable change of $8.3 million), more of an increase in inventories (unfavorable change of $5.6 million), and an aggregate $0.6 million increase in accounts payable and accrued expenses in the first nine months of fiscal 2004 as compared to an aggregate $7.7 million decrease in the same period last year.

        As of March 31, 2004, the Company’s days sales outstanding (DSO) were at approximately 60 days, as compared to 58 days as of June 30, 2003. Net accounts and notes receivables were $33.1 million and $37.3 million at March 31, 2004 and June 30, 2003, respectively. The Company believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at March 31, 2004 are up $7.8 million from June 30, 2003. The inventory increase occurred in the Lighting Segment in support of shipping requirements of various lighting programs, primarily that of a large national retailer that began in the third quarter of fiscal 2004 and that is expected to continue for about two years. As of the March 31st end of the Company’s typically lowest quarter, the balance of trade accounts payable reflects only a modest decrease from the end of the prior fiscal year, rather than the normal significant decrease, as a direct result of the increase in inventories.

        Cash generated from operations and borrowing capacity under its line of credit agreement are the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of April 30, 2004 there was approximately $40.5 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2007and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2005. The credit facility was renewed in the third quarter of fiscal 2004 with substantially the same terms and covenants, and with the same interest rate. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2004 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $4.2 million in the first nine months of fiscal 2004 compare to $4.7 million in the same period of fiscal 2003. The primary spending early in fiscal 2003 was for final construction costs of the $11 million manufacturing facility for LSI Lightron. The Company commenced operations in this facility in July 2003. Fiscal 2004 spending to date is primarily for tooling and equipment (approximately $3.4 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($0.8 million). Total capital expenditures in fiscal 2004 are expected to be approximately $5.5 million, exclusive of business acquisitions.

        The Company used $6.2 million in financing activities in the first nine months of fiscal 2004 as compared to a use of $8.9 million in the same period of fiscal 2003. The change between years is the net result of lesser net payments on the Company’s line of credit in fiscal 2004, partially offset by increased dividend payments ($0.9 million) pursuant to the Company’s increased indicated annual dividend payment amount and increased cash flow from the exercise of stock options ($0.4 million).

        The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past several fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation estimated for fiscal 2006. With the completion of software design for use throughout the Company as well as implementation of this software in the Company’s largest lighting operations in Cincinnati and Kentucky, the approximate $9 million total software expenditures that have been capitalized to date are being depreciated in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company is depreciating this software over an eight year life from the date placed in service, with a total of $1.3 million of depreciation having been expensed to date. The Company expects to capitalize some additional design costs for this internal-use software, and expects to expense implementation costs as they are incurred for the remaining operating business units.

        In April 2004 the Board of Directors declared a regular quarterly cash dividend of $0.072 per share (approximately $1,421,000), payable May 18, 2004 to shareholders of record on May 11, 2004. During the first nine months of fiscal 2004, the Company paid cash dividends of $3,784,000, as compared to $2,838,000 in the same period of fiscal 2003.

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

        The Company currently has benefits from a state in which it operates related to facilities expansion and employment growth. Given the facts and circumstances of these benefits, the Company’s evaluation of U.S. generally accepted accounting principles (GAAP) indicates that the accounting treatment, as defined above, as either a grant or a tax credit is acceptable. The Company believes treatment of these benefits as a grant to be amortized into income as a reduction of manufacturing overhead over the vesting period, if any, is most appropriate. Accordingly, $131,000 and $201,000 of grant benefits were recorded in the second and third quarters of fiscal 2004, respectively. Additional grants with immediate vesting likely will be available in future quarters. As of March 31, 2004 a grant balance of $667,000 will be amortized into income on a straightline basis through fiscal year 2014. All amounts discussed above are subject to federal taxes, currently at a rate of 35%.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

An evaluation was performed as of March 31, 2004 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company maintains a Non-Qualified Deferred Compensation Plan for certain executives and managers, and funds it through a Rabbi Trust. During the three months and nine months ended March 31, 2004 a total of 3,207 and 17,173 common shares, respectively, of the Company were purchased in the open market for this Plan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

May 6, 2004