Form 10-K
period 2004-06-30
LSI INDUSTRIES INC
filed 2004-09-10
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 7, 2004, computed by reference to a December 31, 2003 closing price of $13.50, was approximately $247,956,000. At September 7, 2004 there were 19,776,396 shares of no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2004 annual meeting are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.

2004 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “should” and similar expressions, and the negative versions thereof, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Our business is organized in two segments: the Lighting Segment, which represented 66% of our fiscal 2004 net sales, and the Graphics Segment, which represented 34% of our fiscal 2004 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 28%, 29%, and 34% of total net sales concentrated in this market in the fiscal years ended June 30, 2004, 2003, and 2002, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page S-19 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2004	2003	2002
Lighting Segment	$159,748	$133,076	$147,930
Graphics Segment	81,657	77,057	111,331

Total Net Sales	$241,405	$213,133	$259,261

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

The increase in Lighting Segment net sales in fiscal 2004 as compared to fiscal 2003 is attributed primarily to increased sales to our national account (including to the largest national retailer in the U.S.) and niche market business, as well as to increased sales to the commercial and industrial markets (due in part to the improving economy and in part to increased volume coming in from our improved independent commercial sales representatives).

The decrease in Lighting Segment net sales in fiscal 2003 as compared to fiscal 2002 is attributed to economic weakness in the commercial / industrial market, and, to an unknown degree, to several independent sales representative agency changes made by the Company during fiscal 2003. The Company believes these changes, which are now complete, will have a long term effect of increasing net sales through utilization of a more experienced and effective representative sales force.

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

The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics, LSI Integrated Graphic Systems, LSI Images and LSI Adapt.

The increase in Graphics net sales in fiscal 2004 as compared to fiscal 2003 is primarily attributed to increased sales to a retail store customer and increased sales to the petroleum / convenience store market, partially offset by reduced menu board system sales (one quick service restaurant customer).

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

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products and services are sold through our own sales force and select manufacturers’ representatives. Our marketing approach and means of distribution vary by product line and by type of market. For the Graphics Segment, our engineering staff provides recommendations and full technical support for site studies, photometric engineering, and environmental factors.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks and various graphics substrates such as decal material and vinyls. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. With the sharp price increase of steel (pole shafts as well as steel for fixture housings) in the second half of fiscal 2004, there is a possibility that users of this steel, including our Company, could be faced with allocations of the supply of steel in the future. No allocations have been in effect to date. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. In some of these programs, customers also give us a cash advance for the inventory that we stock for them.

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

Competition

We experience strong competition in both segments of our business, and in all markets served by our product lines. We have many competitors, some of which have greater financial and other resources, however we do not compete with the same companies across our entire product and service offerings. We believe product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.

We have several product and process patents which have been obtained in the normal course of business. In general, we do not believe that patent protection is critical to our business, however we do believe that patent protection is important for a few select products.

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $24.3 million and $19.0 million at June 30, 2004 and 2003, respectively. All orders are believed to be shippable within twelve months.

We have approximately 1,540 full-time and 200 temporary employees as of June 30, 2004. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

We file reports with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC.

LSI Industries Inc. is an Ohio corporation, incorporated in 1976.

ITEM 2. PROPERTIES

The Company has sixteen facilities:

	Description	Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manu-facturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	212,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	170,000 sq. ft. (includes 6,000 sq. ft. of office space and 34,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space and 13,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10)	LSI Lightron office and manufacturing	174,000 sq. ft. (includes 12,000 sq. ft. of office space and 4,000 sq. ft. of leased warehouse space)	New Windsor, NY	Owned* and Leased

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	10,000 sq. ft.	North Canton, OH Atlanta, GA Seattle, WA Portland, OR Charlotte, NC	Owned Leased Leased Leased Leased

*	The land at this facility is leased.

The Company considers these facilities (total of 1,383,000 square feet) adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

In February 2003 Len Jackson and James Perdue sued LSI Industries in the Circuit Court of Crenshaw County, Alabama, which was removed to the United States District Court for the Middle District of Alabama. The plaintiffs claim that LSI incorporated their design for a retrofit lighting product into one of LSI’s lighting products without their permission, and plaintiffs are seeking as damages LSI’s profits on the product. LSI is denying these allegations and is vigorously defending the case. LSI believes these claims are without merit and will not have any material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDERS’ MATTERS

(b)	Common share information appears in Note 11 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-27 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-19 of this Form 10-K.

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

At August 23, 2004, there were 392 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company’s common shares are traded on the Nasdaq National Market under the symbol LYTS.

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 18, 2004, as filed with the Commission pursuant to Regulation 14A.

(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2004 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 to 4/30/04	None	N/A	None	(1)
5/1/04 to 5/31/04	1,219	$11.05	1,219	(1)
6/1/04 to 6/30/04	1,705	$11.37	1,705	(1)
Total	2,924	$11.23	2,924	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

ITEM 6. SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page S-29 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages S-1 through S-9 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See ITEM 1. BUSINESS on page 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under “Fair value of financial instruments” on page S-17 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data beginning on page S-27 in NOTE 11 of the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures as of June 30, 2004 pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Controls

The Company intends to continue to refine and improve its internal controls over time in a continuous improvement process. Management and Grant Thornton LLP, the Company’s independent registered public accounting firm, have reported to the Audit Committee certain matters involving internal controls that are considered material weaknesses under standards established by the Public Company Accounting Oversight Board. The identified material weaknesses relate to updating of inventory standard costs at the main operations of the Company, and to costing of inventory transactions and of period-end inventory balances at one of the Company’s subsidiaries. The Company policy for those operations utilizing a standard cost system to value inventory and inventory transactions is that standard costs (for material, labor rates, manufacturing overhead rates, etc.) must be updated at least once each fiscal year, preferably at or near the fiscal year end. The identified material weakness relates to the lack of an update of inventory standard costs at the Company’s primary lighting operation for more than two years. These standard costs were updated as of June 30, 2004. The effect, as material costs sharply increased in the second half of fiscal 2004 and as direct labor costs increased on a more ratable basis during fiscal 2004 (following fiscal 2003 with little or no material or labor increases) was a significant favorable fourth quarter inventory adjustment. The Company will continue to update standard costs at least once annually in the future. The other identified material weakness relates to costing methods not updated to reflect operational changes in the manufacturing and inventory conversion process. Information regarding such changes was not communicated to accounting personnel in a timely manner. A significant unfavorable inventory adjustment was recorded in the fourth quarter of fiscal 2004 as a result of this process. The Company has, as of June 30, 2004, implemented a formal standard cost system at this subsidiary using the Company’s enterprise resource planning business operating system, JD Edwards OneWorld, complete with part numbers, bills of material, routings, work center labor and overhead rates, material burden overhead rates and standard material costs for thousands of inventory parts. All appropriate employees at this subsidiary are being trained in the first quarter of fiscal 2005 to use this standard cost to manage the business and report operating results. This system will be used in subsequent quarters, as it has been in several other subsidiaries of the Company, to determine the cost of products sold and the period-end inventory balance. The Company believes this system implementation, training of certain employees, and additional analytic procedures will eliminate the material weakness that has been identified. The Company intends to continue to monitor its internal controls, and if further improvements or enhancements are identified, steps will be taken to implement them. Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. CONTROLS AND PROCEDURES

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 18, 2004, as filed with the Commission pursuant to Regulation 14A. With respect to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), also see the information presented in Item 5 (Market for the Registrant’s Common Equity and Related Shareholders’ Matters).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
Appear	as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules
Appear	as part of Item 8 of this Form 10-K.

(3)	Exhibit list - listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

8-K (02)	=	Form 8-K filed April 2002

8-K (03)	=	Form 8-K filed June 2003

8-K/A (04)	=	Form 8-K/A filed November 2003

10K-01	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2001

10K-03	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

10Q-9/99	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10Q-9/02	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

S-3 (96)	=	Form S-3 Registration Statement No. 33-65043

S-8 (03-1)	=	Form S-8 Registration Statement No. 333-100038 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (03-2)	=	Form S-8 Registration Statement No. 333-100039 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX

Current Form 10-K Exhibit No.		Description of Exhibit	Report/ Document	Exhibit Number
3.1		Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2		Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

10.1		CREDIT AGREEMENT By and Among LSI INDUSTRIES INC. as the Borrower, THE BANKS PARTY HERETO as the Lenders hereunder, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001	10K-01	4

10.2		Amendment to Credit Agreement (Dated March 25, 2004)	Filed herewith

10.3	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999)	10Q-9/99	10.1

10.4	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-1)	10

10.5	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-2)	10

10.6	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended as of November 6, 2003)	8-K/A (04)	99

10.7	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan, and Rabbi Trust Agreement	10Q-9/02	10.1

10.8	*	Agreement dated September 3, 2003 with Robert J. Ready	10K-03	10.7

10.9	*	Agreement dated September 3, 2003 with James P. Sferra	10K-03	10.8

14		Code of Ethics	Filed herewith

16		Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding its agreement with statements made in the current report on Form 8-K	8-K (02)	16

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Public Certified Accountants	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99	Notice Regarding Consent of Arthur Andersen LLP	8-K (03)	N/A

*	Management Compensatory Agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 8, 2004 Date	BY:	/s/ Robert J. Ready
Robert J. Ready
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Robert J. Ready Robert J. Ready Date: September 8 2004	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell Date: September 8, 2004	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 8, 2004

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 8, 2004

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 8, 2004

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 8, 2004

/s/ James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
James P. Sferra
Date: September 8, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)

	2004	2003	2002
Lighting Segment	$159,748	$136,076	$147,930
Graphics Segment	81,657	77,057	111,331

	$241,405	$213,133	$259,261

Results of Operations

The Company reorganized into two new reportable business segments at the beginning of fiscal 2004. As a result, fiscal years 2002 and 2003 have been revised to reflect these two new segments: the Lighting Segment and the Graphics Segment. All share and per share data reflect the 5-for-4 stock split which was effective November 14, 2003.

2004 Compared To 2003

Net sales of $241,405,000 in fiscal 2004 increased 13% from fiscal 2003 net sales of $213,133,000. Lighting Segment net sales increased $23.7 million, or 17%, to $159.7 million and Graphics Segment net sales increased $4.6 million, or 6%, to $81.7 million as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market representing 28% and 29% of fiscal 2004 and 2003 net sales, respectively, were up 9% over fiscal 2003 to $66.5 million. Net sales to this market are reported in both the Lighting and Graphics Segments, depending upon the product or service sold. While sales to this market have increased this year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

The $23.7 million increase in Lighting Segment net sales is primarily the result of an approximate $10.2 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new independent commercial sales representatives), and an aggregate increase of $12.4 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to a major national retailer).

The $4.6 million increase in Graphics Segment net sales is primarily the result of the net effect of increased graphics sales to the petroleum / convenience store market ($3.2 million), increased sales to a retail store customer (approximately $9.5 million), and reduced menu board system sales (one quick service restaurant customer sales are down $6.4 million as their roll out program is now considered complete).

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment and/or the Graphics Segment, depending upon the product and/or service provided.

While sales prices in some markets that the Company serves were increased in the second half of the year, inflation did not have a significant impact on sales in fiscal 2004. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin. Additionally, during this period of transition to an improving economy, in certain situations the Company has accepted lower-than-normal sales prices and lower-than-normal margins where necessary, in part to protect and grow market share.

Gross profit of $59,522,000 in fiscal 2004 increased 8% from last year, but decreased as a percentage of net sales to 24.7% in fiscal 2004 as compared to 25.9% last year. The increase in amount of gross profit is due primarily to the 13% increase in net sales, product mix and efficiencies, partially offset by higher installation, freight and distribution expenses. While the Company instituted sales price increases in the second half of fiscal 2004, manufacturing wages and compensation increases that were two percentage points greater than the increase in net sales, competitive pricing pressures throughout the year and increasing material costs in the second half contributed to the decreased gross profit margin percentage. Selling and administrative expenses increased $1.7 million. Fiscal 2004 had $0.8 million lower bad debt expense (in fiscal 2003 the Graphics Segment had significant additional expense due primarily to customer bankruptcies and cash flow difficulties), lower legal and professional fees ($0.2 million), and lower travel expense ($0.2 million). Items offsetting this reduction of expense were increased employee compensation ($1.7 million due to increased salary rates, and increased staffing levels and incentive compensation) and outside consultant expenses ($0.7 million) related to the Company’s implementation of JD Edwards OneWorld business operating system in the Cincinnati and Kentucky operations and to the documentation and testing of internal controls.

The Company reported interest expense of $260,000 in fiscal 2004 as compared to $378,000 last year. The change between years is reflective of both reduced interest rates and reduced average outstanding borrowings on the Company’s line of credit. The effective tax rate in fiscal 2004 was 37.0%. The fiscal 2003 effective tax rate of 30.7% is the net result of a normal tax provision of about 37.5% that was reduced when the Company recorded federal and state income tax credits.

Income before cumulative effect of an accounting change was $8,690,000 in fiscal 2004, a 12% increase as compared to $7,793,000 in fiscal 2003. The increase is primarily the result of increased gross profit on increased net sales and decreased interest expense, partially offset by increased operating expenses and income taxes. Diluted earnings per share, before the cumulative effect of an accounting change, was $0.43 in fiscal 2004 as compared to $0.39 per share in fiscal 2003. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2004 was 20,038,000 shares as compared to 19,923,000 shares last year.

The Company completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” as of July 1, 2002. This test required the Company, through an independent appraisal firm, to assess the fair value, as determined on a discounted cash flow basis, of each reporting unit that had goodwill on its balance sheet, and compare that value to the carrying value of the reporting unit’s net assets as of July 1, 2002. The Company determined for the fiscal 2003 transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of

$24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The Company has determined that it will perform its annual goodwill impairment test in accordance with SFAS No. 142 as of July 1st each year. There were no changes in accounting methods and no impairment of goodwill in fiscal 2004.

The Company recorded net income of $8,690,000 in fiscal 2004 as compared to a net loss of $10,748,000 in fiscal 2003. The increase in 2004 is the result of the $18,541,000 goodwill impairment loss that was recorded as an accounting change in fiscal 2003, plus the increased fiscal 2004 income before cumulative effect of accounting change. Diluted earnings or (loss) per share was $(0.54) in fiscal 2003 as compared to $0.43 per share in fiscal 2004.

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

Gross profit of $55,167,000 in fiscal 2003 decreased 24% from last year, and decreased as a percentage of net sales to 25.9% in fiscal 2003 as compared to 27.9% last year. The decrease in amount of gross profit is due primarily to the 18% decrease in net sales, product mix and competitive pressures. These factors offset the approximate net $5.5 million of cost reductions and improvements the Company has achieved in manufacturing overhead spending, about 78% of which was in the area of wages, incentive compensation and benefits which are also related to the decrease in net sales and lower employment levels. Selling and administrative expenses decreased $5.2 million or 11%. About 70% of this reduction relates to lower compensation and benefits costs as a result of the Company’s reduced sales volume and profitability. About $1.2 million of the reduction is due to lower sales commissions that relate almost entirely to the Company’s lighting sales. The Company adopted Financial Accounting Standards Statement No. 142 effective July 1, 2002, and accordingly did not record any goodwill amortization expense in fiscal 2003. Fiscal 2002 selling and administrative expense includes $1,349,000 of goodwill amortization expense. As a percentage of net sales, selling and administrative expenses were at 20.6% in fiscal 2003 as compared to 18.9% last year.

The Company reported interest expense of $378,000 in fiscal 2003 as compared to $575,000 last year. The change between years is primarily reflective of both reduced interest rates and average outstanding borrowings on the Company’s line of credit that were about 24% less in fiscal 2003 as compared to last year, partially offset by about $92,000 of interest that was capitalized in fiscal 2002 related to the Company’s construction of a manufacturing facility in New York. The increase in interest income in fiscal 2003 is reflective of interest income recorded on a note receivable from one of the Company’s customers in the Graphics Segment. The effective tax rate in fiscal 2003 was reduced to 30.7%, compared to 37.9% last year, primarily as a result of the Company recording federal and state income tax credits that had not previously been recognized, as well as a lower federal income tax rate reflective of the lower taxable income, and a lower effective state income tax rate as a result of credits and improved filing methods.

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

At June 30, 2004 the Company had working capital of $64.7 million, compared to $59.6 million at June 30, 2003. The ratio of current assets to current liabilities decreased to 3.0 to 1 from 3.5 to 1. The $5.1 million increase in working capital is primarily attributed to increased accounts receivable, inventories and other current assets, partially offset by increased accounts payable and accrued expenses, and decreased refundable income taxes. The $5.2 million increase in accounts receivable is due to higher fourth quarter fiscal 2004 sales as compared to fourth quarter fiscal 2003, as well as an increase in days sales outstanding (DSO). The DSO was 59 days at June 30, 2004, up from 58 days at June 30, 2003. Inventories, primarily raw materials and finished goods, have increased $7.3 million in 2004. Raw materials and work in process are up an aggregate $4.1 million, and finished goods are up approximately $3.2 million since the end of fiscal 2003. Other current assets increased approximately $2.4 million related primarily to increased receivables ($1.8 million) related to a facilities expansion program in a state in which the Company operates, supplier volume rebates and a sales representative program, and a larger (increased by $0.6 million) net current deferred federal income tax asset at June 30, 2004.

The Company generated $12.1 million of cash from operating activities in fiscal 2004 as compared to $13.2 million in fiscal 2003. The $1.1 million decrease in net cash flows from operating activities in fiscal 2004 is primarily the net result of increased income before cumulative effect of accounting change ($0.9 million favorable), an increase in accounts receivable rather than a decrease (unfavorable change of $10.2 million), more of an increase in inventories (unfavorable change of $5.9 million), an aggregate $7.3 million increase in accounts payable and accrued expenses in fiscal 2004 as compared to an aggregate $5.8 million decrease last year (net $13.1 million favorable), and a more of a reduction in refundable income taxes (favorable change of $1.1 million).

Net accounts and notes receivables were $42.5 million and $37.3 million at June 30, 2004 and June 30, 2003, respectively. The 14% increase in receivables is due primarily to the 16% increase in fiscal 2004 last month net sales as compared to the same month last year. The Company converted one Graphics Segment customer account (petroleum / convenience store customer) into a collateralized note receivable during fiscal 2002. The balance of the note and unsecured receivable, net of reserves, was $0.6 million and $0.9 million, respectively, as of June 30, 2004 and 2003, down significantly from the $3.1 million total receivable balance from this customer as of June 30, 2002. The Company has three of this customer’s retail sites as collateral on the note receivable. The Company is currently in litigation with this customer to obtain collection of all amounts owed to the Company. During the year, the Company carried a $0.2 million unsecured receivable from Kmart, a large national retailer that filed Chapter 11 bankruptcy in January 2002. This bankruptcy claim is not yet settled, however the Company believes it will finalize it at an amount in excess of the $0.2 million receivable. The Company provided $0.7 million bad debt expense in fiscal 2004 as compared to $1.5 million in fiscal 2003. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at June 30, 2004 are up $7.3 million from June 30, 2003. The inventory increase occurred in the Lighting Segment in support of shipping requirements of various lighting programs, primarily that of a large national retailer that began in the third quarter of fiscal 2004 and that is expected to continue for about two years. Also, increased raw material costs and labor rates contributed to higher inventories. The June 30, 2004 balance of trade accounts payable is reflective of the increase in inventories.

Cash generated from operations and borrowing capacity under its line of credit agreement are the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of August 20, 2004 there was approximately $ 33.9 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2007 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2005. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2004 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

Capital expenditures of $4.7 million in fiscal 2004 compare to $5.5 million in fiscal 2003. The primary spending early in fiscal 2003 was for final construction costs of the $11 million manufacturing facility for LSI Lightron. The Company commenced operations in this facility in July 2003. Fiscal 2004 spending is primarily for tooling and equipment (approximately $3.8 million), and capitalization of system design costs related to the Company’s fully integrated enterprise resource planning / business operating system ($0.9 million). Total capital expenditures in fiscal 2005 are expected to be approximately $6 million, exclusive of business acquisitions.

The Company used $7.4 million in financing activities in fiscal 2004 as compared to a use of $7.9 million in fiscal 2003. The change between years is primarily the net result of increased dividend payments (unfavorable $1.4 million) pursuant to the Company’s increased indicated annual dividend payment amount, partially offset by lower net payments on the Company’s long-term debt in fiscal 2004 (favorable $1.4 million) and increased cash flow from the exercise of stock options (favorable $0.4 million).

The Company has been implementing a fully integrated enterprise resource planning / business operating system over the past several fiscal years, and will continue to do so throughout all operations of the Company, with completion of the implementation estimated for fiscal 2006. With the completion of software design for use throughout the Company as well as implementation of this software in the Company’s largest lighting operations in Cincinnati and Kentucky, the approximate $9 million total software expenditures that have been capitalized to date are being depreciated in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company is depreciating this software over an eight year life from the date placed in service, with a total of $1.5 million of depreciation having been expensed to date. The Company expects to capitalize very little additional design costs for this internal-use software, and expects to expense implementation costs as they are incurred for the remaining operating business units.

As of June 30, 2004, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements (i.e., open purchase orders issued to suppliers), and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of June 30, 2004

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$11,554	$—	$11,554	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	5,205	1,515	2,594	1,096	—
Purchase Obligations	13,003	12,955	48	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$29,762	$14,470	$14,196	$1,096	$—

On August 11, 2004 the Board of Directors declared a regular quarterly cash dividend of $0.072 per share (approximately $1,422,000), payable September 14, 2004 to shareholders of record on September 7, 2004. During fiscal 2004, the Company paid cash dividends of $5,206,000, as compared to $3,784,000 in fiscal 2003. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans. The Company continues to seek out, screen and evaluate potential acquisitions that could add to the lighting or graphics product lines or enhance the Company’s position in selected markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Any cash received from customers prior to the recognition of revenue is accounted for as a customer pre-payment and is included in accrued expenses.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors and unanticipated technological change or competitive activities may signal that an asset has become impaired. An impairment charge of $24.5 million, or $18.5 million net of tax, related to goodwill was recorded in fiscal 2003 as the cumulative effect of an accounting change and charged against income. See Note 5 to the financial statements for further discussion.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on July 1, 2002. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2003 or 2004.

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.” SAB 104 updates the guidance included in Topic 13 of the codification of staff accounting bulletins to make it consistent with current authorative accounting pronouncements. The Company’s policy on Revenue Recognition is consistent with SAB 104.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002.

/s/ Grant Thornton LLP

Cincinnati, OH

August 12, 2004

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

For the years ended June 30, 2004, 2003, and 2002

(In thousands, except per share)

	2004	2003	2002
Net sales	$241,405	$213,133	$259,261
Cost of products and services sold	181,883	157,966	186,838

Gross profit	59,522	55,167	72,423

Selling and administrative expenses	45,488	43,801	49,039

Operating income	14,034	11,366	23,384

Interest (income)	(23)	(259)	(51)

Interest expense	260	378	575

Income before income taxes	13,797	11,247	22,860

Income tax expense	5,107	3,454	8,674

Income before cumulative effect of accounting change	8,690	7,793	14,186

Cumulative effect of accounting change, net of tax	—	18,541	—

Net income (loss)	$8,690	$(10,748)	$14,186

Earnings (loss) per common share
Basic
Earnings per share before cumulative effect of accounting change	$.44	$.40	$.72

Earnings (loss) per share	$.44	$(.55)	$.72

Diluted
Earnings per share before cumulative effect of accounting change	$.43	$.39	$.71

Earnings (loss) per share	$.43	$(.54)	$.71

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and 2003

(In thousands, except shares)

	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$205	$239
Accounts and notes receivable, less allowance for doubtful accounts of $1,264 and $959, respectively	42,545	37,314

Inventories	47,672	40,326

Refundable income taxes	516	1,823

Other current assets	6,185	3,803

Total current assets	97,123	83,505

Property, Plant and Equipment, at cost
Land	6,698	6,692
Buildings	32,120	31,987
Machinery and equipment	55,692	47,716
Construction in progress	209	5,667

	94,719	92,062
Less accumulated depreciation	(40,567)	(37,053)

Net property, plant and equipment	54,152	55,009

Goodwill, net	17,303	17,303

Other Intangible Assets, net	4,710	5,193

Other Assets, net	1,444	1,766

	$174,732	$162,776

The accompanying notes are an integral part of these financial statements.

	2004	2003
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$—	$85
Accounts payable	18,289	13,603
Accrued expenses	14,110	10,184

Total current liabilities	32,399	23,872

Long-Term Debt	11,554	13,999

Deferred Income Taxes	1,333	—

Other Long-Term Liabilities	583	—

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,733,804 and 19,702,020 shares, respectively	53,059	52,585
Retained earnings	75,804	72,320

Total shareholders’ equity	128,863	124,905

	$174,732	$162,776

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2004, 2003, and 2002

(In thousands, except per share)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2001	19,572	50,808	76,385	127,193
Net income	—	—	14,186	14,186
Purchase of treasury shares	(16)	(256)	—	(256)
Deferred stock compensation	—	267	—	267
Stock options exercised, net	165	1,678	—	1,678
Dividends - $.192 per share	—	—	(3,719)	(3,719)

Balance at June 30, 2002	19,721	52,497	86,852	139,349
Net (loss)	—	—	(10,748)	(10,748)
Purchase of treasury shares	(30)	(243)	—	(243)
Deferred stock compensation	—	240	—	240
Stock options exercised, net	11	91	—	91
Dividends - $.192 per share	—	—	(3,784)	(3,784)

Balance at June 30, 2003	19,702	52,585	72,320	124,905
Net income	—	—	8,690	8,690
Purchase of treasury shares	(19)	(211)	—	(211)
Deferred stock compensation	—	185	—	185
Stock options exercised, net	51	500	—	500
Dividends - $.264 per share	—	—	(5,206)	(5,206)

Balance at June 30, 2004	19,734	$53,059	$75,804	$128,863

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash Flows From Operating Activities

Net income (loss)	$8,690	$(10,748)	$14,186

Non-cash items included in income
Cumulative effect of accounting change, before taxes	—	24,522	—
Depreciation and amortization	5,925	5,702	6,096
Deferred income taxes	1,179	(4,365)	2,191
Deferred compensation plan	185	240	267
(Gain) loss on disposition of fixed assets	116	31	(4)

Change (excluding effects of acquisitions) in
Accounts and notes receivable	(5,231)	4,959	9,336
Inventories	(7,346)	(1,480)	(3,767)
Refundable income taxes	1,307	166	(1,135)
Accounts payable	4,686	(1,307)	(358)
Accrued expenses and other	2,603	(4,502)	1,144
Net liabilities from discontinued operations	—	—	(711)

Net cash flows from operating activities	12,114	13,218	27,245

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(4,708)	(5,452)	(16,846)
Proceeds from sale of fixed assets	7	21	7
Acquisition of businesses, net of cash received	—	—	(1,603)

Net cash flows from investing activities	(4,701)	(5,431)	(18,442)

Cash Flows From Financing Activities

Increase (decrease) of borrowings under line of credit	—	—	(552)
Proceeds from issuance of long-term debt	1,725	3,746	—
Payment of long-term debt	(4,255)	(7,715)	(5,937)
Cash dividends paid	(5,206)	(3,784)	(3,719)
Exercise of stock options	500	91	1,678
Purchase of treasury shares	(211)	(243)	(256)

Net cash flows from financing activities	(7,447)	(7,905)	(8,786)

Increase (decrease) in cash and cash equivalents	(34)	(118)	17

Cash and cash equivalents at beginning of year	239	357	340

Cash and cash equivalents at end of year	$205	$239	$357

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

Cash and cash equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2004 and 2003 the bank balances included $916,000 and $1,937,000, respectively, in excess of FDIC insurance limits.

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

Costs related to the purchase, internal development, and implementation of the Company’s business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years.

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between twelve and forty years. The excess of cost over fair value of assets acquired (“goodwill”) was amortized to expense over periods ranging between fifteen and forty years through fiscal 2002. Beginning in fiscal 2003, goodwill is no longer amortized, but is subject to review for impairment. See additional information about goodwill and intangibles in Note 5. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Impairments have been recorded only with respect to goodwill (see Note 5).

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

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,755,000 in 2004, $1,500,000 in 2003, and $1,876,000 in 2002.

Income taxes:

Deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 9.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 321,000 shares in 2004, 215,000 shares in 2003, and 415,000 shares in 2002. See also Note 3.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2004, 2003, and 2002 would have been as follows:

(In thousands except earnings per share)	2004	2003	2002
Net income (loss)
As reported	$8,690	$(10,748)	$14,186
Stock option expense	354	409	534

Pro forma	$8,336	$(11,157)	$13,652

Earnings (loss) per common share
Basic
As reported	$0.44	$(0.55)	$0.72
Pro forma	$0.42	$(0.57)	$0.70
Diluted
As reported	$0.43	$(0.54)	$0.71
Pro forma	$0.42	$(0.56)	$0.68

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Recent pronouncements:

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.” SAB 104 updates the guidance included in Topic 13 of the codification of staff accounting bulletins to make it consistent with current authorative accounting pronouncements. The Company’s policy on Revenue Recognition is consistent with SAB 104.

Comprehensive income:

The Company does not have any comprehensive income items other than net income.

Reclassification:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including reclassification of gain or loss on sale of fixed assets from other (income) expense up to cost of products and services sold.

Use of estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - BUSINESS SEGMENT INFORMATION

Effective July 1, 2003, the Company re-aligned its business segments and now operates in the following two business segments: the Lighting Segment and the Graphics Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) now receives financial and operating information relative to these two business segments, and organizationally, has a President of LSI Lighting Solutions Plus and a President of LSI Graphics Solutions Plus reporting directly to him. In the seven years prior to fiscal 2004, the Company reported business segments as the Image Segment and the Commercial / Industrial Lighting Segment. All prior period information has been revised to reflect the Company’s new segments. The Company’s most significant market is the petroleum / convenience store market with approximately 28%, 29% and 34% of total net sales concentrated in this market in fiscal 2004, 2003, and 2002, respectively.

The Company considers its geographic areas to be: 1) the United States, and 2) foreign. The foreign content of business is represented by 3%, or less, of total net sales in fiscal years 2002 through 2004. All capital expenditures, depreciation and amortization, and identifiable assets are in the United States. The following information is provided for the following periods:

(In thousands)	2004	2003	2002
Net sales:
Lighting Segment	$159,748	$136,076	$147,930
Graphics Segment	81,657	77,057	111,331

	$241,405	$213,133	$259,261

Operating income:
Lighting Segment	$8,848	$7,558	$11,484
Graphics Segment	5,186	3,808	11,900

	$14,034	$11,366	$23,384

Identifiable assets:
Lighting Segment	$110,616	$96,582	$108,538
Graphics Segment	63,002	63,437	79,129

	173,618	160,019	187,667
Corporate	1,114	2,757	2,175

	$174,732	$162,776	$189,842

Capital expenditures:
Lighting Segment	$3,160	$4,647	$14,096
Graphics Segment	1,548	805	2,750

	$4,708	$5,452	$16,846

Depreciation and amortization:
Lighting Segment	$4,252	$3,836	$3,378
Graphics Segment	1,673	1,866	2,718

	$5,925	$5,702	$6,096

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes. The decrease in identifiable assets in fiscal 2003 is primarily related to the write-off of impaired goodwill pursuant to the Company’s implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 5).

NOTE 3 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2004	2003	2002
BASIC EARNINGS PER SHARE

Income before cumulative effect of accounting change	$8,690	$7,793	$14,186
Cumulative effect of accounting change	—	18,541	—

Net income (loss)	$8,690	$(10,748)	$14,186

Weighted average shares outstanding during the period, net of treasury shares	19,717	19,708	19,644

Basic earnings per share before cumulative effect of accounting change	$0.44	$0.39	$0.72
Cumulative effect of accounting change	—	(0.94)	—

Basic earnings (loss) per share	$0.44	$(0.55)	$0.72

DILUTED EARNINGS PER SHARE

Income before cumulative effect of accounting change	$8,690	$7,793	$14,186

Cumulative effect of accounting change	—	18,541	—

Net income (loss)	$8,690	$(10,748)	$14,186

Weighted average shares outstanding during the period, net of treasury shares	19,717	19,708	19,644
Effect of dilutive securities (A): Impact of common shares to be issued under stock option plans, a deferred compensation plan, and contingently issuable shares	321	215	415

Weighted average shares outstanding (B)	20,038	19,923	20,059

Diluted earnings per share before cumulative effect of accounting change	$0.43	$0.39	$0.71

Cumulative effect of accounting change	—	(0.93)	—

Diluted earnings (loss) per share	$0.43	$(0.54)	$0.71

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.
(B)	Options to purchase 248,160 common shares, 368,618 common shares and 2,578 common shares at June 30, 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 - BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2004	2003
Inventories:
Raw materials	$25,352	$18,981
Work-in-process	5,007	7,181
Finished goods	17,313	14,164

	$47,672	$40,326

Accrued Expenses:
Compensation and benefits	$8,042	$5,232
Customer prepayments	2,141	885
Other accrued expenses	3,927	4,067

	$14,110	$10,184

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its transitional goodwill impairment test in fiscal 2003 as of July 1, 2002, its date of adoption of SFAS No. 142. The Company determined for the transitional goodwill impairment test that it had eight reporting units, each of which represented an acquired business that operated in the organizational structure one level below the business segment level. Based upon this analysis, there was full impairment of the recorded net goodwill of two reporting units in the Lighting Segment (totaling $23,593,000) and one reporting unit in the Graphics Segment (totaling $929,000). The impairment of $24,522,000, a non-cash and non-operating charge, was booked in the amount of $18,541,000, net of income taxes, as a change in accounting method and was recorded as of the date of adoption of SFAS No. 142, July 1, 2002. The fiscal 2004 SFAS No. 142 testing was completed in the first quarter of fiscal 2004. The Company determined that it had three reporting units, two of which represented acquired businesses and one of which was an aggregation of acquired businesses at the business segment level. Test results indicated there was no impairment of goodwill.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of June 30, 2004			As of June 30, 2003
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,712	$2,409	$17,303	$19,712	$2,409	$17,303

Other Intangible Assets	$6,430	$1,720	$4,710	$6,450	$1,257	$5,193

	Amortization Expense
	Other Intangible
Fiscal Year	Goodwill	Assets	Total
2004	$—	$483	$483

2003	$—	$486	$486

2002	$1,350	$487	$1,837

Changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2004, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total
Balance as of June 30, 2002	$23,914	$17,911	$41,825
Impairment losses	(23,593)	(929)	(24,522)

Balance as of June 30, 2003	321	16,982	17,303
Impairment losses	—	—	—

Balance as of June 30, 2004	$321	$16,982	$17,303

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2004		June 30, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,613	$5,400	$1,162
Trademarks	920	82	920	59
Patents	110	25	110	18
Non-compete agreements	—	—	20	18

	$6,430	$1,720	$6,450	$1,257

Aggregate amortization expense for other intangible assets was $483,000 in fiscal 2004, $486,000 in fiscal 2003, and $487,000 in fiscal 2002.

The Company expects to record amortization expense of $480,000 related to other intangible assets in each of the next five years following 2004.

The following table presents the effect of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets).

(In thousands, except per share data)	2004	2003	2002
Reported income before cumulative effect of accounting change	$8,690	$7,793	$14,186
Add back: Goodwill amortization, net of tax	—	—	939

Adjusted income before cumulative effect of accounting change	$8,690	$7,793	$15,125

Basic Earnings Per Share:
Reported basic earnings per share before cumulative effect of accounting change	$.44	$.39	$.72
Goodwill amortization	—	—	$.05

Adjusted basic earnings per share before cumulative effect of accounting change	$.44	$.39	$.77

Diluted Earnings Per Share:
Reported diluted earnings per share before cumulative effect of accounting change	$.43	$.39	$.71
Goodwill amortization	—	—	$.04

Adjusted diluted earnings per share before cumulative effect of accounting change	$.43	$.39	$.75

NOTE 6 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2004 the available portion of this line of credit was $38.9 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2005. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2007. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At June 30, 2004 the average interest rate on borrowings under this revolving line of credit was 1.66%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company’s borrowings under its bank credit facilities during fiscal year 2004 averaged approximately $11.0 million at an approximate average borrowing rate of 1.69%.

Long-term debt:

(In thousands)	2004	2003
Revolving Line of Credit (3 year committed line)	$11,554	$13,384
Industrial Revenue Development Bond	—	700

	11,554	14,084

Less current maturities of long-term debt	—	85

Long-term debt	$11,554	$13,999

Future maturities of long-term debt at June 30, 2004 are as follows (in thousands):

2005	2006	2007	2008	2009	2010 and after
$—	$—	$11,554	$—	$—	$—

NOTE 7 - SHAREHOLDERS’ EQUITY

The common shares of the Company were split 3-for-2 effective November 21, 2001, and were split 5-for-4 effective November 14, 2003. Accordingly, all share and per share data for all prior reporting periods have been restated to reflect these splits.

The Company has an equity compensation plan that covers all of its full-time employees and non-employee directors. The equity compensation replaced two stock option plans that still have outstanding options that may be exercised in the future. The options granted pursuant to this plan are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,910,188, of which 2,242,843 shares were available for future grant as of June 30, 2004. The plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2004, 2003, and 2002.

	2004	2003	2002
Dividend yield	2.16%	1.89%	1.38%
Expected volatility	47%	48%	35%
Risk-free interest rate	3.26%	2.93%	2.16% - 3.62%
Expected life	4-9 yrs.	8 yrs.	3-7 yrs.

The 7,550 options granted during fiscal 2004 to employees and non-employee directors had, at June 30, 2004, exercise prices ranging from $9.60 to $12.99, fair values ranging from $3.33 to $5.40 per option, and remaining contractual lives of four to nine years. At June 30, 2003, the 5,625 options granted during fiscal 2003 to non-employee directors had, at June 30, 2003, exercise prices of $8.59, fair values of $4.01 and remaining contractual lives of about nine years. The 252,298 options granted during fiscal 2002 to employees and non-employee directors had, at June 30, 2002, exercise prices ranging from $11.68 to $15.84, fair values ranging from $2.39 to $5.10 per option, and remaining contractual lives of four to nine years.

Information involving the stock option plans for the years ended June 30, 2004, 2003, and 2002 is shown in the table below:

	2004		2003		2002
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	734	$9.74	805	$9.78	756	$8.74

Granted	7	$11.73	5	$8.76	252	$11.82
Terminated	(23)	$11.68	(65)	$10.46	(36)	$9.08
Exercised	(51)	$9.35	(11)	$8.13	(167)	$8.24

Outstanding at end of year	667	$9.73	734	$9.74	805	$9.78

Exercisable at end of year	487	$9.44	401	$9.27	231	$9.27

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. All Plan investments are in common shares of the Company. As of June 30, 2004 there were 37 participants with either partially or fully vested account balances. A total of 204,492 and 185,704 common shares were held in the Plan as of June 30, 2004 and 2003, respectively, and, accordingly, have been recorded as treasury shares.

On August 11, 2004, the Board of Directors declared a cash dividend of $0.072 per share to be paid September 14, 2004 to shareholders of record on September 7, 2004. Annual cash dividend payments made during fiscal years 2004, 2003, and 2002 were $0.264, $0.192, and $0.192 per share, respectively.

NOTE 8 – LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $1,920,000 in 2004, $1,906,000 in 2003, and $1,875,000 in 2002. Minimum annual rental commitments under non-cancelable operating leases are: $1,515,000 in 2005, $1,419,000 in 2006, $1,175,000 in 2007, $939,000 in 2008, and $157,000 in 2009. There are no commitments beyond 2009. Purchase commitments of the Company totaled $13,003,000 as of June 30, 2004.

NOTE 9 - INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2004	2003	2002
Provision (benefit) for income taxes:
Current federal	$3,383	$1,585	$5,633
Current state and local	643	253	850
Deferred	1,081	1,616	2,191

	$5,107	$3,454	$8,674

Reconciliation to federal statutory rate:
Federal statutory tax rate	34.1%	34.0%	35.0%
State and local taxes, net of federal benefit	3.3	1.6	2.8
Federal and state tax credits	(.8)	(5.1)	—
Goodwill and other	.4	.2	.1

Effective tax rate	37.0%	30.7%	37.9%

The components of deferred income tax assets and (liabilities) at June 30, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Reserves against current assets	$883	$778
Prepaid expenses	(78)	(687)
Accrued expenses	794	873
Depreciation	(8,074)	(6,330)
Goodwill and acquisition costs	5,981	6,117
Deferred compensation	760	694
Income tax credits	917	—
Valuation reserve	(917)	—

Net deferred income tax asset	$266	$1,445

Reconciliation to the balance sheets as of June 30, 2004 and 2003:

(In thousands)	2004	2003
Deferred income tax asset (liability) included in:
Other current assets	$1,599	$964
Other assets	—	481
Long-term deferred income tax liability	(1,333)	—

Net deferred income tax asset	$266	$1,445

As of June 30, 2004 and 2003, the Company has recorded refundable income taxes as a current asset in the amounts of $516,000 and $1,823,000 respectively. The majority of the refundable income taxes relate to excess quarterly estimated federal income tax payments made during the year. Such refundable income taxes are applied in the subsequent fiscal year to the Company’s quarterly estimated federal income tax payments. As of June 30, 2004 the Company has also recorded $11 million of state net operating loss carry forwards.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2004	2003	2002
Cash payments:
Interest	$248	$367	$714
Income taxes	$2,360	$2,232	$8,003

Details of acquisitions:
Cash paid for acquisitions	$—	$—	$1,603

NOTE 11 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended						Fiscal Year
(In thousands except per share data)	Sept. 30		Dec. 31	March 31	June 30
2004
Net sales	$59,099		$64,116	$51,500	$66,690		$241,405
Gross profit	15,223		18,231	11,810	14,258	(a)	59,522
Income from continuing operations	4,204		6,399	1,477	1,954		14,034
Net income	2,601		4,006	920	1,163		8,690

Earnings per share
Basic	$.13		$.20	$.05	$.06		$.44
Diluted	$.13		$.20	$.05	$.06		$.43	(b)

Range of share prices
High	$11.95		$13.63	$14.79	$13.03		$14.79
Low	$8.40		$10.19	$11.15	$9.00		$8.40

2003
Net sales	$56,045		$57,275	$44,228	$55,585		$213,133
Gross profit	15,054		15,020	10,562	14,531		55,167
Income from continuing operations before cumulative effect of accounting change	2,215		2,687	468	2,423		7,793
Net income (loss)	(16,326	)(c)	2,687	468	2,423		(10,748	)(c)

Earnings per share from continuing operations before cumulative effect of accounting change
Basic	$.11		$.14	$.02	$.12		$.39
Diluted	$.11		$.14	$.02	$.12		$.39

Earnings (loss) per share
Basic	$(.83)		$.14	$.02	$.12		$(.55)
Diluted	$(.82)		$.14	$.02	$.12		$(.54)

Range of share prices
High	$14.83		$11.60	$11.29	$10.91		$14.83
Low	$7.12		$7.15	$6.59	$6.88		$6.59

2002
Net sales	$67,049		$76,694	$58,261	$57,257		$259,261
Gross profit	19,084		21,740	15,897	15,702		72,423
Net income	3,702		4,607	2,549	3,328		14,186

Earnings per share
Basic	$0.19		$0.23	$0.13	$0.17		$0.72
Diluted	$0.18		$0.23	$0.13	$0.17		$0.71

Range of share prices
High	$14.74		$14.60	$17.91	$16.64		$17.91
Low	$10.38		$11.30	$13.04	$11.44		$10.38

(a)	The fourth quarter of fiscal 2004 includes $1,086,000 of net unfavorable inventory adjustments in the Lighting Segment.
(b)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
(c)	See Note 5 for discussion of an accounting change related to goodwill impairment.

At August 16, 2004, there were 392 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.

SELECTED FINANCIAL DATA

(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2004	2003	2002	2001	2000
Net sales	$241,405	$213,133	$259,261	$233,940	$239,982
Cost of products sold	181,883	157,966	186,838	168,471	166,222
Operating expenses	45,488	43,801	49,039	48,175	45,219

Operating income	14,034	11,366	23,384	17,294	28,541
Interest (income)	23	259	51	630	1,057
Interest expense	260	378	575	607	189

Income from continuing operations before income taxes	13,797	11,247	22,860	17,317	29,409
Income taxes	5,107	3,454	8,674	6,716	11,130

Income from continuing operations before cumulative effect of accounting change and discontinued operations	8,690	7,793	14,186	10,601	18,279

Cumulative effect of accounting change, net of tax (a)	—	18,541	—	—	—

Discontinued operations	—	—	—	723	1,000

Net income (loss)	$8,690	$(10,748)	$14,186	$9,878	$17,279

Earnings per common share from continuing operations before cumulative effect of accounting change and discontinued operations
Basic	$.44	$.39	$.72	$.55	$.96
Diluted	$.43	$.39	$.71	$.54	$.94

Earnings (loss) per common share
Basic	$.44	$(.55)	$.72	$.51	$.90
Diluted	$.43	$(.54)	$.71	$.50	$.89

Cash dividends paid per share	$.26	$.19	$.19	$.21	$.21

Weighted average common shares
Basic	19,717	19,708	19,644	19,421	19,116
Diluted	20,038	19,923	20,059	19,731	19,414

Balance Sheet Data:

      (At June 30)

	2004	2003	2002	2001	2000
Working capital	$64,724	$59,633	$55,793	$62,119	$61,139
Total assets	174,732	162,776	189,842	181,759	146,783
Long-term debt, including current maturities	11,554	14,084	18,053	23,990	1,701
Shareholders’ equity	128,863	124,905	139,349	127,193	118,212

(a)	See Footnote No. 5 to the financial statements.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended June 30, 2004	$959	$654	$(349)	$1,264
Year Ended June 30, 2003	$1,644	$1,542	$(2,227)	$959
Year Ended June 30, 2002	$1,745	$772	$(873)	$1,644

Inventory Obsolescence Reserve:

Year Ended June 30, 2004	$1,301	$1,184	$(1,054)	$1,431
Year Ended June 30, 2003	$1,357	$1,623	$(1,679)	$1,301
Year Ended June 30, 2002	$1,050	$783	$(476)	$1,357

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.