Form 10-Q
period 2004-09-30
LSI INDUSTRIES INC
filed 2004-11-05
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of October 29, 2004 there were 19,772,714 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II. Other Information

ITEM 6.	Exhibits	20

Signatures		21

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “should” and similar expressions, and the negative version thereof, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30
(in thousands, except per share data)	2004	2003
Net sales	$68,335	$59,099

Cost of products sold	50,530	43,876

Gross profit	17,805	15,223

Selling and administrative expenses	12,294	11,019

Goodwill impairment	186	--

Operating income	5,325	4,204

Interest (income)	(1)	(9)

Interest expense	63	84

Income before income taxes	5,263	4,129

Income tax expense	1,947	1,528

Net income	$3,316	$2,601

Earnings per common share (see Note 4)
Basic	$0.17	$0.13

Diluted	$0.17	$0.13

Weighted average common shares outstanding
Basic	19,758	19,698

Diluted	19,993	19,968

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2004	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$854	$205
Accounts and notes receivable, net	43,308	42,545
Inventories	49,873	47,672
Other current assets	6,950	6,701

Total current assets	100,985	97,123

Property, Plant and Equipment, net	53,471	54,152

Goodwill, net	17,117	17,303

Intangible Assets, net	4,590	4,710

Other Assets, net	1,425	1,444

	$177,588	$174,732

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$17,777	$18,289
Accrued expenses	12,009	14,110

Total current liabilities	29,786	32,399

Long-Term Debt	15,014	11,554
Other Long-Term Liabilities	1,901	1,916

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,773,540 and 19,733,804
shares, respectively	53,191	53,059
Retained earnings	77,696	75,804

Total shareholders' equity	130,887	128,863

	$177,588	$174,732

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
(In thousands)	2004	2003
Cash Flows from Operating Activities
Net income	$3,316	$2,601
Non-cash items included in income
Depreciation and amortization	1,773	1,469
Deferred income taxes	31	--
Deferred compensation plan	(276)	32
Issuance of common shares as director compensation	24	--
(Gain) on disposition of fixed assets	(2)	--
Goodwill impairment	186	--

Changes in
Accounts receivable	(763)	(3,234)
Inventories	(2,201)	(1,042)
Accounts payable and other	(2,889)	904

Net cash flows from operating activities	(801)	730

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(972)	(739)
Proceeds from sale of fixed assets	2	--

Net cash flows from investing activities	(970)	(739)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,460	990
Cash dividends paid	(1,424)	(945)
Exercise of Stock Options	136	--
Issuance (Purchase) of treasury shares, net	248	(101)

Net cash flows from financing activities	2,420	(56)

Increase (decrease) in cash and cash equivalents	649	(65)

Cash and cash equivalents at beginning of year	205	239

Cash and cash equivalents at end of period	$854	$174

Supplemental Cash Flow Information
Interest paid	$66	$75

Income taxes paid	$611	$72

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:           INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of its operations for the three months ended September 30, 2004 and 2003, and its cash flows for the three month periods ended September 30, 2004 and 2003. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2004 annual report.

NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Revenue recognition:

The Company has four sources of revenue: revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; and revenue from shipping and handling.

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

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between fifteen and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Impairments have been recorded only with respect to goodwill (see Note 6).

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 235,000 shares and 270,000 shares for the three months ended September 30, 2004 and 2003, respectively. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three month periods ended September 30, 2004 and 2003 would have been as follows:

	Three months ended September 30
(In thousands except earnings per share)	2004	2003
Net income as reported	$ 3,316	$ 2,601
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	15	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	(57)	(86)

Pro forma net income	$ 3,274	$ 2,515

Earnings per common share
Basic
As reported	$0.17	$0.13
Pro forma	$0.17	$0.13
Diluted
As reported	$0.17	$0.13
Pro forma	$0.16	$0.13

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

NOTE 3:          BUSINESS SEGMENT INFORMATION

The Company operates in the following two business segments: the Lighting Segment and the Graphics Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these two business segments, and organizationally, has a President of LSI Lighting Solutions Plus and a President of LSI Graphics Solutions Plus reporting directly to him.

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 23% and 29% of total net sales concentrated in this market in the three month periods ended September 30, 2004 and 2003, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

        The following information is provided for the following periods:

	Three Months Ended September 30
(In thousands)	2004	2003
Net sales:
Lighting Segment	$44,754	$36,200
Graphics Segment	23,581	22,899

	$68,335	$59,099

Operating income:
Lighting Segment	$2,470	$1,925
Graphics Segment	2,855	2,279

	$5,325	$4,204

Capital expenditures:
Lighting Segment	$865	$575
Graphics Segment	107	164

	$972	$739

Depreciation and amortization:
Lighting Segment	$1,294	$1,059
Graphics Segment	479	410

	$1,773	$1,469

	September 30
	2004	2003
Identifiable assets:
Lighting Segment	$110,249	$94,355
Graphics Segment	65,798	69,101

	176,047	163,456
Corporate	1,541	2,703

	$177,588	$166,159

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

NOTE 4:         EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2004	2003
BASIC EARNINGS PER SHARE

Net income	$3,316	$2,601

Weighted average shares outstanding
during the period, net
of treasury shares	19,758	19,698

Basic earnings per share	$0.17	$0.13

DILUTED EARNINGS PER SHARE

Net income	$3,316	$2,601

Weighted average shares outstanding
during the period, net of
treasury shares	19,758	19,698

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	235	270

Weighted average shares
outstanding (B)	19,993	19,968

Diluted earnings per share	$0.17	$0.13

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 291,614 common shares and 321,764 common shares during the three month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 5:          BALANCE SHEET DATA

                 The following information is provided as of the dates indicated (in thousands):

	September 30, 2004	June 30, 2004
Inventories
Raw Materials	$24,912	$25,352
Work-in-Process	4,816	5,007
Finished Goods	20,145	17,313

	$49,873	$47,672

Accrued Expenses
Compensation and benefits	$ 4,946	$ 8,042
Customer prepayments	1,959	2,141
Accrued income taxes	1,775	707
Other accrued expenses	3,329	3,220

	$12,009	$14,110

NOTE 6:          GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its transitional goodwill impairment test in fiscal 2005 as of July 1, 2004. The Company determined that it had three reporting units. Based upon this analysis, there was full impairment of the recorded net goodwill of one reporting unit in the Lighting Segment. The impairment of $186,000, a non-cash charge, was recorded as an operating expense in the first quarter of fiscal 2005. There was no goodwill impairment in fiscal 2004.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of September 30, 2004			As of June 30, 2004
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,502	$2,385	$17,117	$19,712	$2,409	$17,303

Other Intangible
Assets	$ 6,430	$1,840	$ 4,590	$ 6,430	$1,720	$ 4,710

	Amortization Expense of Other Intangible Assets
	September 30, 2004	September 30, 2003
Three Months Ended	$120	$122

Changes in the carrying amount of goodwill for the year ended June 30, 2004 and the three months ended September 30, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total
Balance June 30, 2003	$321	$16,982	$17,303

Impairment loss	--	--	--

Balance as of June 30, 2004	321	16,982	17,303

Impairment loss	(186)	--	(186)

Balance as of September 30, 2004	$135	$16,982	$17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2004		June 30, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$1,725	$5,400	$1,613
Trademarks	920	88	920	82
Patents	110	27	110	25

	$6,430	$1,840	$6,430	$1,720

NOTE 7:         REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of September 30, 2004 the available portion of this line of credit was $35.0 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2005. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2007. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At September 30, 2004 the average interest rate on borrowings under this revolving line of credit was approximately 2.3%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of September 30, 2004.

Long-term debt: (In thousands)	September 30, 2004	June 30, 2004
Revolving Line of Credit (3 year committed line)	$15,014	$11,554
Less current maturities of long-term debt	--	--

Long-term debt	$15,014	$11,554

NOTE 8:         CASH DIVIDENDS

The Company paid cash dividends of $1,424,000 and $945,000 in the three month periods ended September 30, 2004 and 2003, respectively. In October 2004, the Company’s Board of Directors declared a $0.072 per share regular quarterly cash dividend (approximately $1,421,000) payable on November 16, 2004 to shareholders of record November 9, 2004.

NOTE 9:          SHAREHOLDERS’ EQUITY

The Company has an equity compensation plan which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 2,240,491 shares were available for future grant or award as of September 30, 2004. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of September 30, 2004, a total of 648,689 options for common shares were outstanding from this plan as well as two previous stock option plans.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2005 and 2004.

	Three Months Ended
	9/30/04	9/30/03
Dividend yield	2.44%	2.12%
Expected volatility	44.70%	47%
Risk-free interest rate	3.61%	3.31%
Expected life	8 yrs.	4 yrs.

At September 30, 2004, the 1,500 options granted in the first three months of fiscal 2005 to a non-employee director had exercise prices of $8.55, fair values ranging from $3.09 to $3.55, and remaining contractual lives of about nine and three-fourths years. The 375 options granted to an employee in the first three months of fiscal 2004 had exercise prices of $9.60, fair values of $3.33, and remaining contractual lives of about four and three-fourths years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended September 30
	2004	2003
Lighting Segment	$44,754	$36,200
Graphics Segment	23,581	22,899

	$68,335	$59,099

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

        Net sales of $68,335,000 in the first quarter of fiscal 2005 increased 16% from first quarter fiscal 2004 net sales of $59,099,000. Lighting Segment net sales increased 23% to $44.7 million and Graphics Segment net sales increased 3% to $23.6 as compared to the prior year. Sales to the petroleum / convenience store market represented 23% and 29% of total net sales in the quarters ended September 30, 2004 and 2003, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 8% from the first quarter of fiscal 2004 to $15.8 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $8.6 million increase in Lighting Segment net sales is primarily the result of an approximate $0.5 million increase in sales to the commercial / industrial lighting markets (resulting, in part, from a slight improvement in the economy, as well as good response from the Company’s new independent commercial sales representatives), and an aggregate increase of $7.9 million of lighting sales to our niche markets of petroleum / convenience store, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to a major national retailer).

        The $0.7 million increase in Graphics Segment net sales is primarily the result of the net effect of decreased graphics net sales to the petroleum / convenience store market ($2.5 million), increased menu board system sales (approximately $1.4 million) and increased net sales to retail store customers (approximately $1.8 million).

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

        While sales prices in some markets that the Company serves were increased in the second half of fiscal year 2004, inflation did not have a significant impact on sales in first quarter of fiscal 2005. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin.

        Gross profit of $17,805,000 in first quarter of fiscal 2005 increased 17% from last year, and increased as a percentage of net sales to 26.1% in first quarter of fiscal 2005 as compared to 25.8% last year. The increase in amount of gross profit is due primarily to the 16% increase in net sales, product mix and efficiencies, partially offset by higher installation, freight and distribution expenses. While the Company instituted sales price increases in the second half of fiscal 2004, manufacturing wages and compensation increases, competitive pricing pressures and increased material costs partially offset the favorable influences on the Company’s gross profit margin. Selling and administrative expenses in the first quarter of fiscal year 2005 increased $1.3 million and decreased as a percentage of net sales to 18% from 18.6% in the same period last year. First quarter of fiscal 2005 had increased employee compensation ($0.6 million due to increased salary rates, and increased staffing levels and incentive compensation), increase sales commissions in line with the increased net sales ($0.3 million) and increased depreciation expense ($0.2 million, primarily related to the Company’s business operating system).

        The Company completed its annual goodwill impairment test as of July 1, 2004 as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and recorded an impairment of $186,000 in the first quarter of fiscal 2005. There was no impairment in fiscal 2004. See Note 6 to the financial statement for additional information.

        The Company reported interest expense of $63,000 in first quarter of fiscal 2005 as compared to $84,000 last year. The average interest rate on the Company’s line of credit has increased in the first quarter of fiscal 2005 as compared to the same period last year. The effective tax rate in first quarter of both fiscal 2005 and 2004 was 37.0%.

        Net income in the first quarter of fiscal 2005 was $3,316,000 as compared to $2,601,000 in the same period last year, a 27% increase. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, goodwill impairment and income taxes. Diluted earnings per share was $0.17 in first quarter of fiscal 2005 as compared to $0.13 per share in fiscal 2004. The weighted average common shares outstanding for purposes of computing diluted earnings per share in first quarter of fiscal 2005 was 19,993,000 shares as compared to 19,968,000 shares last year.

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

        At September 30, 2004 the Company had working capital of $71.2 million, compared to $64.7 million at June 30, 2004. The ratio of current assets to current liabilities increased to 3.39 to 1 from 3 to 1. The $6.5 million increase in working capital is primarily attributed to increased cash, accounts receivable, inventories and other current assets, and decreased accounts payable and accrued expenses. The $0.8 million increase in accounts receivable is due to higher first quarter fiscal 2005 net sales as compared to fourth quarter fiscal 2004, as well as an increase in days sales outstanding (DSO). The DSO was 60 days at September 30, 2004, up from 59 days at June 30, 2004. Inventories, primarily raw materials and finished goods, have increased $2.2 million in 2005. Raw materials and work in process are down $0.6 million, and finished goods are up approximately $2.8 million since the end of fiscal 2004.

        The Company used $0.8 million of cash from operating activities in first quarter of fiscal 2005 as compared to a generation of cash of $0.7 million in the same period last year. The $1.5 million decrease in net cash flows from operating activities in first quarter of fiscal 2005 is primarily the net result of increased net income ($0.7 million favorable), less of an increase in accounts receivable (favorable change of $2.5 million), more of an increase in inventories (unfavorable change of $1.2 million), an aggregate $2.9 million decrease in accounts payable and accrued expenses in first quarter of fiscal 2005 as compared to an aggregate $0.9 million increase last year (net $3.8 million unfavorable), more depreciation, amortization and goodwill impairment in the first quarter of fiscal 2005 ($0.5 million favorable), and an unfavorable change of $0.3 million related to distributions out of the Company’s non-qualified deferred compensation plan.

        Net accounts and notes receivables were $43.3 million and $42.5 million at September 30, 2004 and June 30, 2004, respectively. The 2% increase in receivables is due primarily to the increased sales of the first quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 as well as the timing of customer payments. The Company converted the majority of one Graphics Segment customer’s account (petroleum / convenience store customer) into a collateralized note receivable during fiscal 2002. The balance of the note and unsecured receivable, net of reserves, was $0.6 million as of both September 30, 2004 and June 30, 2004. The Company has three of this customer’s retail sites as collateral on the note receivable. The Company is currently in litigation with this customer to obtain collection of all amounts owed to the Company. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at September 30, 2004 are up $2.2 million from June 30, 2004. The inventory increase occurred in the Graphics Segment in support of shipping requirements of various customer programs, primarily that of a large national retailer. The $2.1 million reduction of accrued expenses from June 30, 2004 to September 30, 2004 is related to first quarter fiscal 2005 payments of employee compensation and benefit accruals.

        Cash generated from operations and borrowing capacity under its line of credit agreement are the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of October 24, 2004 there was approximately $36 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2007 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2005. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2005 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $1.0 million in first quarter of fiscal 2005 compare to $0.7 million in the same period of fiscal 2004. First quarter of fiscal 2005 spending is primarily for tooling and equipment. Total capital expenditures in fiscal 2005 are expected to be in the range of $5 to 6 million, exclusive of business acquisitions.

        The Company generated $2.4 million in financing activities in first quarter of fiscal 2005 as compared to a use of $0.1 million in the same period of fiscal 2004. The change between years is primarily the net result of increased borrowing on the Company’s line of credit (favorable $2.5 million), increased dividend payments (unfavorable $0.5 million) pursuant to the Company’s increased indicated annual dividend payment amount, and increased cash flow from the exercise of stock options and issuance of common shares pursuant to compensation programs (favorable $0.3 million).

        On October 26, 2004 the Board of Directors declared a regular quarterly cash dividend of $0.072 per share (approximately $1,424,000), payable November 16, 2004 to shareholders of record on November 9, 2004. During first quarter of fiscal 2005, the Company paid cash dividends of $1,424,000, as compared to $945,000 in the same period of fiscal 2004. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

        The Company has four sources of revenue: revenue from product sales; revenue from installation of product; service revenue generated from providing integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Asset Impairment

        Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors and unanticipated technological change or competitive activities may signal that an asset has become impaired. An impairment charge of $186,000 related to goodwill was recorded as an operating expense in the first quarter of fiscal 2005. See Note 6 to the financial statements for further discussion.

        Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on July 1, 2002. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required was based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2003 or 2004.

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

New Accounting Pronouncements

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

An evaluation was performed as of September 30, 2004 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

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

November 4, 2004