Form 10-Q
period 2004-12-31
LSI INDUSTRIES INC
filed 2005-02-04
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of January 27, 2004 there were 19,772,981 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 6.	Exhibits	25

Signatures		25

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LSI INDUSTRIES INC.CONSOLIDATED
INCOME STATEMENTS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
(in thousands, except per
share data)

Net sales	$74,299	$64,116	$142,634	$123,215

Cost of products sold	54,293	45,885	104,823	89,761

Gross profit	20,006	18,231	37,811	33,454

Selling and administrative expenses	12,327	11,832	24,621	22,851

Goodwill impairment	--	--	186	--

Operating income	7,679	6,399	13,004	10,603

Interest (income)	(10)	(9)	(11)	(18)

Interest expense	82	52	145	136

Income before income taxes	7,607	6,356	12,870	10,485

Income tax expense	2,815	2,350	4,762	3,878

Net income	$4,792	$4,006	$8,108	$6,607

Earnings per common share (see Note 5)
Basic	$0.24	$0.20	$0.41	$0.34

Diluted	$0.24	$0.20	$0.41	$0.33

Weighted average common shares
outstanding
Basic	19,774	19,704	19,766	19,701

Diluted	20,047	20,033	20,016	20,002

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2004	June 30, 2004
(In thousands, except share amounts)

ASSETS

Current Assets
Cash and cash equivalents	$224	$205
Accounts and notes receivable, net	43,982	42,545
Inventories	49,903	47,672
Other current assets	5,285	6,701

Total current assets	99,394	97,123

Property, Plant and Equipment, net	52,987	54,152

Goodwill, net	17,117	17,303

Intangible Assets, net	4,470	4,710

Other Assets, net	1,422	1,444

	$175,390	$174,732

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$15,310	$18,289
Accrued expenses	14,357	14,110

Total current liabilities	29,667	32,399

Long-Term Debt	9,959	11,554
Other Long-Term Liabilities	1,447	1,916

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,772,981 and 19,733,804
shares, respectively	53,252	53,059
Retained earnings	81,065	75,804

Total shareholders' equity	134,317	128,863

	$175,390	$174,732

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2004	2003
(In thousands)

Cash Flows from Operating Activities
Net income	$8,108	$6,607
Non-cash items included in income
Depreciation and amortization	3,520	2,949
Deferred income taxes	(470)	(228)
Deferred compensation plan	(203)	97
Issuance of common shares as director compensation	34	--
(Loss) on disposition of fixed assets	45	88
Goodwill impairment	186	--

Changes in
Accounts receivable	(1,437)	(1,131)
Inventories	(2,231)	(5,511)
Accounts payable and other	(1,293)	4,437

Net cash flows from operating activities	6,259	7,308

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(2,182)	(2,481)
Proceeds from sale of fixed assets	22	--

Net cash flows from investing activities	(2,160)	(2,481)

Cash Flows from Financing Activities
Payment of long-term debt	(5,055)	(3,555)
Proceeds from issuance of long-term debt	3,460	990
Cash dividends paid	(2,847)	(2,364)
Exercise of Stock Options	148	263
Issuance (Purchase) of treasury shares, net	214	(135)

Net cash flows from financing activities	(4,080)	(4,801)

Increase (decrease) in cash and cash equivalents	19	26

Cash and cash equivalents at beginning of year	205	239

Cash and cash equivalents at end of period	$224	$265

Supplemental Cash Flow Information
Interest paid	$160	$163

Income taxes paid	$2,878	$596

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2004, and the results of its operations for each of the three and six months ended December 31, 2004 and 2003, and its cash flows for the six month periods ended December 31, 2004 and 2003. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2004 annual report.

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

Facilities Expansion Grants and Credits:

The Company periodically receives either grants or credits for state income taxes when it expands a facility and/or its level of employment in certain states within which it operates. A grant is amortized to income over the time period that the state could be entitled to return of the grant if the expansion or job growth were not maintained, and is recorded as a reduction of either manufacturing overhead or administrative expenses. A credit is amortized to income over the time period that the state could be entitled to return of the credit if the expansion were not maintained, is recorded as a reduction of state income tax expense, and is subject to a valuation allowance review if the credit cannot immediately be utilized.

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

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between fifteen and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Historically, impairments have been recorded only with respect to goodwill (see Note 7).

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 273,000 shares and 329,000 shares for the three months ended December 31, 2004 and 2003, respectively, and 250,000 shares and 301,000 shares for the six months ended December 31, 2004 and 2003, respectively. See also Note 5.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three and six month periods ended December 31, 2004 and 2003 would have been as follows:

	Three months ended December 31		Six months ended December 31
	2004	2003	2004	2003
(In thousands except earnings per share)

Net income as reported	$4,792	$4,006	$8,108	$6,607
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	--	--	--	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	(153)	(98)	(195)	(184)

Pro forma net income	$4,639	$3,908	$7,913	$6,423

Earnings per common share
Basic
As reported	$0.24	$0.20	$0.41	$0.34
Pro forma	$0.23	$0.20	$0.40	$0.33
Diluted
As reported	$0.24	$0.20	$0.41	$0.33
Pro forma	$0.23	$0.20	$0.40	$0.32

Since SFAS No. 123 has not been applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Recent Pronouncements:

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement amends Accounting Research Board (ARB) No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, or the Company’s 2006 fiscal year beginning July 1, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first reporting period beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets and is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition. The impact of this statement, when it is implemented, on results of operations is estimated to be approximately $0.01 per share each quarter.

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

NOTE 3:     SALES TO MAJOR CUSTOMER

The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $7,659,000, or 10% of consolidated net sales in the three month period ended December 31, 2004. The Company also had a concentration of receivables with the receivable from Wal-Mart being approximately $6.6 million, or 15% of total net accounts and notes receivable at December 31, 2004.

NOTE 4:     BUSINESS SEGMENT INFORMATION

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

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, LSI Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 31% and 33% of total net sales concentrated in this market in the three month periods ended December 31, 2004 and 2003, respectively, and approximately 27% and 31% of total net sales concentrated in this market in the six month periods ended December 31, 2004 and 2003, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

The following information is provided for the following periods:

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
(In thousands)
Net sales:
Lighting Segment	$46,924	$41,708	$91,678	$77,908
Graphics Segment	27,375	22,408	50,956	45,307

	$74,299	$64,116	$142,634	$123,215

Operating income:
Lighting Segment	$2,896	$4,499	$5,366	$6,424
Graphics Segment	4,783	1,900	7,638	4,179

	$7,679	$6,399	$13,004	$10,603

Capital expenditures:
Lighting Segment	$1,064	$880	$1,929	$1,455
Graphics Segment	146	862	253	1,026

	$1,210	$1,742	$2,182	$2,481

Depreciation and amortization:
Lighting Segment	$1,271	$1,067	$2,564	$2,126
Graphics Segment	476	413	956	823

	$1,747	$1,480	$3,520	$2,949

	December 31
	2004	2003
Identifiable assets:
Lighting Segment	$107,306	$103,741
Graphics Segment	67,380	63,206

	174,686	166,947
Corporate	704	1,038

	$175,390	$167,985

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

NOTE 5:     EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE

Net income	$4,792	$4,006	$8,108	$6,607

Weighted average shares outstanding
during the period, net
of treasury shares	19,774	19,704	19,766	19,701

Basic earnings per share	$0.24	$0.20	$0.41	$0.34

DILUTED EARNINGS PER SHARE

Net income	$4,792	$4,006	$8,108	$6,607

Weighted average shares outstanding
during the period, net of
treasury shares	19,774	19,704	19,766	19,701

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	273	329	250	301

Weighted average shares
outstanding (B)	20,047	20,033	20,016	20,002

Diluted earnings per share	$0.24	$0.20	$0.41	$0.33

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 262,503 common shares and 131,251 common shares during the three month periods ended December 31, 2004 and 2003, respectively, and options to purchase 283,756 common shares and 102,888 common shares during the six month periods ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 6:     BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2004	June 30, 2004
Inventories
Raw Materials	$24,203	$25,352
Work-in-Process	5,029	5,007
Finished Goods	20,671	17,313

	$49,903	$47,672

Accrued Expenses
Compensation and benefits	$6,274	$8,042
Customer prepayments	3,150	2,141
Accrued income taxes	1,141	707
Other accrued expenses	3,792	3,220

	$14,357	$14,110

NOTE 7:     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment test in fiscal 2005 as of July 1, 2004. The Company determined that it had three reporting units. Based upon this analysis, there was full impairment of the recorded net goodwill of one reporting unit in the Lighting Segment. The impairment of $186,000, a non-cash charge, was recorded as an operating expense in the first quarter of fiscal 2005. There was no goodwill impairment in fiscal 2004.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of December 31, 2004			As of June 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
(in thousands)

Goodwill	$19,502	$2,385	$17,117	$19,712	$2,409	$17,303

Other Intangible
Assets	$6,430	$1,960	$4,470	$6,430	$1,720	$4,710

	Amortization Expense of Other Intangible Assets
	December 31, 2004	December 31, 2003
Three Months Ended	$120	$121

Six Months Ended	$240	$243

Changes in the carrying amount of goodwill for the year ended June 30, 2004 and the six months ended December 31, 2004 by operating segment, are as follows:

	Lighting Segment	Graphics Segment	Total
(in thousands)

Balance June 30, 2003	$ 321	$16,982	$ 17,303
Impairment loss	--	--	--

Balance as of June 30, 2004	321	16,982	17,303
Impairment loss	(186)	--	(186)

Balance as of December 31, 2004	$ 135	$16,982	$ 17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)

Amortized Intangible Assets
Customer list	$5,400	$1,838	$5,400	$1,613
Trademarks	920	94	920	82
Patents	110	28	110	25

	$6,430	$1,960	$6,430	$1,720

NOTE 8:     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of December 31, 2004 the available portion of this line of credit was $40.0 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2005. There are no borrowings under this portion of the credit facility at December 31, 2004. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2007. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At December 31, 2004 the average interest rate on borrowings under this revolving line of credit was approximately 2.7%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of December 31, 2004.

	December 31, 2004	June 30, 2004
Long-term debt: (In thousands)

Revolving Line of Credit (3 year committed line)	$9,959	$11,554
Less current maturities of long-term debt	--	--

Long-term debt	$9,959	$11,554

NOTE 9:     DEFERRED INCOME TAXES

The following table presents the Company’s deferred income tax balances.

Deferred income tax asset (liability) included in:

	12/31/2004	6/30/2004
(in thousands)

Other Current Assets	$ 1,632	$ 1,599
Other Long-Term Liabilities	(896)	(1,333)

Net Deferred Income Tax Asset	$ 736	$ 266

As a result of an IRS audit, federal income taxes were repaid related to items that will now be deducted in future years. This repayment caused a decrease in the long-term deferred income tax liability.

NOTE 10:     CASH DIVIDENDS

The Company paid cash dividends of $2,847,000 and $2,364,000 in the six month periods ended December 31, 2004 and 2003, respectively. In January 2005, the Company’s Board of Directors declared a $0.10 per share regular quarterly cash dividend (approximately $1,977,000) payable on February 15, 2005 to shareholders of record February 8, 2005.

NOTE 11:     SHAREHOLDERS' EQUITY

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

	Three Months Ended		Six Months Ended
	12/31/04	12/31/03	12/31/04	12/31/03
Dividend yield	2.55%	2.12%	2.55%	2.12%
Expected volatility	45%	47%	45%	47%
Risk-free interest rate	3.3%	3.3%	3.3%	3.3%
Expected life	8 yrs.	8-9 yrs.	8 yrs.	9 yrs.

At December 31, 2004, the 377,000 options granted in the first six months of fiscal 2005 to both employees and non-employee directors had exercise prices ranging from $8.55 to $10.71, fair values ranging from $3.55 to $4.37, and remaining contractual lives of about nine and three-fourths years. At December 31, 2003, the 7,250 options granted to both employees and non-employee directors in the first six months of fiscal 2004 had exercise prices of $11.68, fair values ranging from $3.20 to $4.10, and remaining contractual lives of about nine years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

Refer to “Safe Harbor” statement following the index in front of this Form 10-Q.

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
Lighting Segment	$46,924	$41,708	$91,678	$77,908
Graphics Segment	27,375	22,408	50,956	45,307

	$74,299	$64,116	$142,634	$123,215

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

        Net sales of $74,299,000 in the first quarter of fiscal 2005 increased 16% from second quarter fiscal 2004 net sales of $64,116,000. Lighting Segment net sales increased 13% to $46.9 million and Graphics Segment net sales increased 22% to $27.4 as compared to the prior year. Sales to the petroleum / convenience store market represented 31% and 33% of total net sales in the quarters ended December 31, 2004 and 2003, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 9% from the second quarter of fiscal 2004 to $22.8 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $5.2 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $5.3 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores Inc. which represented $7,659,000 or 10% of net sales in the second quarter of fiscal 2005).

        The $5.0 million increase in Graphics Segment net sales is primarily the result of the effect of increased graphics net sales to the petroleum / convenience store market ($2.4 million), and increased net sales to retail store customers (approximately $2.5 million).

        Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to immediately replace net sales when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment and/or the Graphics Segment, depending upon the product and/or service provided.

        While sales prices on select products in some markets that the Company serves were increased in the second half of fiscal year 2004 and again in the second quarter of fiscal 2005, inflation did not have a significant impact on sales in second quarter of fiscal 2005. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover a portion of increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin as a percentage of net sales.

        Gross profit of $20,006,000 in second quarter of fiscal 2005 increased 10% from the same period last year, but decreased as a percentage of net sales to 26.9% in second quarter of fiscal 2005 as compared to 28.4% last year. The increase in amount of gross profit is due primarily to the 16% increase in net sales, product mix and efficiencies, partially offset by higher material costs, installation, freight and distribution expenses. While the Company instituted sales price increases on select products in the second half of fiscal 2004 and again in the second quarter of fiscal 2005, manufacturing wages and compensation increases, competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and increased material costs partially offset the favorable influences on the Company’s gross profit margin.

        Selling and administrative expenses in the second quarter of fiscal year 2005 increased $0.5 million and decreased as a percentage of net sales to 16.6% from 18.5% in the same period last year. The second quarter of fiscal 2005 had increased employee compensation and benefits expense ($0.5 million due to increased salary rates, and increased staffing levels and incentive compensation), increased product warranty expense ($0.1 million primarily in the Lighting Segment), and increased depreciation expense ($0.2 million, primarily related to the Company’s business operating system). These increases were partially offset by a favorable $370,000 gain related to the Company’s Graphics Segment’s partial settlement of its bankruptcy claim against Kmart.

        The Company reported interest expense of $82,000 in second quarter of fiscal 2005 as compared to $52,000 last year. The average interest rate on the Company’s line of credit has increased in the second quarter of fiscal 2005 as compared to the same period last year. The effective tax rate in the second quarter of both fiscal 2005 and 2004 was 37.0%.

        Net income in the second quarter of fiscal 2005 was $4,792,000 as compared to $4,006,000 in the same period last year, a 20% increase. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, and income taxes. Diluted earnings per share was $0.24 in the second quarter of fiscal 2005 as compared to $0.20 per share in the same period of fiscal 2004. The weighted average common shares outstanding for purposes of computing diluted earnings per share in second quarter of fiscal 2005 was 20,047,000 shares as compared to 20,033,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

        Net sales of $142,634,000 in the first half of fiscal 2005 increased 16% from first half fiscal 2004 net sales of $123,215,000. Lighting Segment net sales increased 18% to $91.7 million and Graphics Segment net sales increased 12% to $50.9 as compared to the prior year. Sales to the petroleum / convenience store market represented 27% and 31% of total net sales in the six months ended December 31, 2004 and 2003, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 2% from the first half of fiscal 2004 to $38.7 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $13.8 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $12.6 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to a major national retailer).

        The $5.6 million increase in Graphics Segment net sales is primarily the result of the net effect of decreased graphics net sales to the petroleum / convenience store market ($0.1million), increased menu board system sales (approximately $1.4 million) and increased net sales to retail store customers (approximately $3.8 million).

        While sales prices in some markets that the Company serves were increased in the second half of fiscal year 2004, inflation did not have a significant impact on sales in first half of fiscal 2005. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin.

        Gross profit of $37,811,000 in first half of fiscal 2005 increased 13% from the same period last year, and decreased as a percentage of net sales to 26.5% in first half of fiscal 2005 as compared to 27.2% last year. The increase in amount of gross profit is due primarily to the 16% increase in net sales, product mix and efficiencies, partially offset by higher installation, freight and distribution expenses. While the Company instituted sales price increases in the second half of fiscal 2004 and second quarter of fiscal 2005, manufacturing wages and compensation increases, competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and increased material costs partially offset the favorable influences on the Company’s gross profit margin.

        Selling and administrative expenses in the first half of fiscal year 2005 increased $2.0 million and decreased as a percentage of net sales to 17.4% from 18.5% in the same period last year. The first half of fiscal 2005 had increased employee compensation ($1.1 million due to increased salary rates, and increased staffing levels and incentive compensation), increased sales commissions in line with the increased commissionable net sales ($0.2 million), and increased depreciation expense ($0.5 million, primarily related to the Company’s business operating system). These increases were partially offset by a favorable $370,000 gain related to the Company’s Graphics Segment’s partial settlement of its bankruptcy claim against Kmart.

        The Company completed its annual goodwill impairment test as of July 1, 2004 as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and recorded an impairment of $186,000 in the first quarter of fiscal 2005. There was no impairment in fiscal 2004. See Note 7 to the financial statements for additional information.

        The Company reported interest expense of $145,000 in first half of fiscal 2005 as compared to $136,000 in the same period last year. The average interest rate on the Company’s line of credit has increased in the first half of fiscal 2005 as compared to the same period last year. The effective tax rate in first quarter of both fiscal 2005 and 2004 was 37.0%.

        Net income in the first half of fiscal 2005 was $8,108,000 as compared to $6,607,000 in the same period last year, a 23% increase. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, goodwill impairment and income taxes. Diluted earnings per share was $0.41 in the first half of fiscal 2005 as compared to $0.33 per share in the same period of fiscal 2004. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2005 was 20,016,000 shares as compared to 20,002,000 shares last year.

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

        At December 31, 2004 the Company had working capital of $69.7 million, compared to $64.7 million at June 30, 2004. The ratio of current assets to current liabilities increased to 3.35 to 1 from 3 to 1. The $5.0 million increase in working capital is primarily attributed to increased accounts receivable, and inventories, and decreased accounts payable, partially offset by increased accrued expenses. The $1.4 million increase in accounts receivable is due to higher second quarter fiscal 2005 net sales as compared to fourth quarter fiscal 2004, offset by a decrease in days sales outstanding (DSO). The DSO was 57 days at December 31, 2004, down from 59 days at June 30, 2004. Finished goods inventories have increased $3.3 million in fiscal 2005, while raw materials and work in process are down $1.1 million since the end of fiscal 2004.

        The Company generated $6.3 million of cash from operating activities in first half of fiscal 2005 as compared to a generation of cash of $7.3 million in the same period last year. The $1.0 million decrease in net cash flows from operating activities in first half of fiscal 2005 is primarily the net result of increased net income ($1.5 million favorable), more of an increase in accounts receivable (unfavorable change of $0.3 million), less of an increase in inventories (favorable change of $3.3 million), an aggregate $1.3 million decrease in accounts payable and accrued expenses in first half of fiscal 2005 as compared to an aggregate $4.4 million increase last year (net $5.7 million unfavorable), more depreciation, amortization and goodwill impairment in the first half of fiscal 2005 ($0.8 million favorable), a greater reduction in deferred income tax assets ($0.2 unfavorable), and an unfavorable change of $0.3 million related to distributions out of the Company’s non-qualified deferred compensation plan.

        Net accounts and notes receivables were $44.0 million and $42.5 million at December 31, 2004 and June 30, 2004, respectively. The 3% increase in receivables is due primarily to the increased sales of the second quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 as well as the timing of customer payments. The Company converted the majority of one Graphics Segment customer’s account (petroleum / convenience store customer) into a collateralized note receivable during fiscal 2002. The balance of the note and unsecured receivable, net of reserves, was $0.5 million and $0.6 million as of December 31, 2004 and June 30, 2004, respectively. The Company has three of this customer’s retail sites as collateral on the note receivable. The Company is currently in litigation, as well as settlement discussions, with this customer to obtain collection of all amounts owed to the Company. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at December 31, 2004 are up $2.2 million from June 30, 2004. An inventory increase of about $3.6 million occurred in the Graphics Segment in support of shipping requirements of various customer programs, primarily that of a large national retailer. The Lighting Segment inventories decreased about $1.4 million in the first half of fiscal 2005. The $3.0 million reduction of accounts payable from June 30, 2004 to December 31, 2004 is related to the timing of both purchases of inventory and payments to suppliers.

        Cash generated from operations and borrowing capacity under its line of credit agreement are the Company’s primary source of liquidity. In addition, the Company has an unsecured $50 million revolving line of credit with its bank group. As of January 28, 2005 there was approximately $44.6 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2007 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2005. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2005 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $2.2 million in first half of fiscal 2005 compare to $2.5 million in the same period of fiscal 2004. First half of fiscal 2005 spending is primarily for tooling and equipment. The Company intends to expand its graphics facility in Rhode Island and may incur some spending in the fourth quarter of fiscal 2005. Total capital expenditures in fiscal 2005 are expected to be in the range of $5 to $6 million, exclusive of business acquisitions.

        The Company used $4.1 million in financing activities in first half of fiscal 2005 as compared to a use of $4.8 million in the same period of fiscal 2004. The $0.7 million change between years is primarily the net result of decreased net payments on the Company’s line of credit (favorable $1.0 million), increased dividend payments (unfavorable $0.5 million) pursuant to the Company’s increased indicated annual dividend payment amount, and increased cash flow from the exercise of stock options and issuance of common shares pursuant to compensation programs (favorable $0.2 million).

        On January 25, 2005 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share (approximately $1,977,000), payable February 14, 2005 to shareholders of record on February 8, 2005. The Board of Directors also increased the indicated annual cash dividend rate 39%, from $0.288 per share up to $0.40 per share. During first half of fiscal 2005, the Company paid cash dividends of $2,847,000, as compared to $2,364,000 in the same period of fiscal 2004. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Critical Accounting Policies and Estimates

        The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company continually reviews these estimates and their underlying assumptions to ensure they remain appropriate. The Company believes the items discussed below are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment. Significant changes in the estimates or assumptions related to any of the following critical accounting policies could have a material impact on the financial statements.

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

Asset Impairment

        Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors and unanticipated technological change or competitive activities may signal that an asset has become impaired. An impairment charge of $186,000 related to goodwill was recorded as an operating expense in the first quarter of fiscal 2005. See Note 7 to the financial statements for further discussion.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement amends Accounting Research Board (ARB) No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, or the Company’s 2006 fiscal year beginning July 1, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first reporting period beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets and is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Nothing to report.

ITEM 4.     CONTROLS AND PROCEDURES.

        An evaluation was performed as of December 31, 2004 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted, except as follows: Management has reported to the Audit Committee a matter involving internal controls that is considered a material weakness under standards established by the Public Company Accounting Oversight Board. Grant Thornton, the Company’s independent registered public accounting firm, has concurred with Management’s findings. The identified material weakness relates to the lack of a procedure or process to perform a detailed review of the inventory at the Company’s Lightron subsidiary for purposes of writing down the cost of inventories to reflect lower of cost-or-market adjustments, excess quantities or obsolete items. With an inventory level of $8,357,000 at LSI Lightron, an obsolete inventory reserve of $250,000 has been recorded. When a procedure is implemented in this subsidiary to evaluate its inventory for obsolete items, the risk is that the required obsolete inventory reserve may be either more than or less than the current reserve that has been recorded. The Company intends to implement a procedure requiring an objective-based as well as subjective-based review of the inventory for the purpose of establishing an appropriate obsolete inventory reserve. Such a review shall be performed in the second half of fiscal 2005.

        Except as set forth above, there have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

        There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company’s Annual Meeting of Shareholders held November 18, 2004, the following actions were taken by shareholders:

4.1 All persons nominated as Class B Directors were elected with the votes for each person being:

Name	Shares For	Shares - Withheld Authority	Shares Abstained
Wilfred T. O'Gara	18,340,924.1394	508,102.9020	N/A
Mark A. Serrianne	18,544,834.2268	304,192.8146	N/A
James P. Sferra	12,873,851.6186	5,975,175.4229	N/A
The terms of the Class A Directors (Robert J. Ready, Gary P. Kreider and Dennis B. Meyer) continue until the 2005 Annual Shareholders’ Meeting.

4.2 Ratification of the appointment of Grant Thornton LLP as independent registered public accounting firm for fiscal 2005.

Shares For	Shares Against	Shares Abstained
18,656,396.6186	185,813	6,817.4229

        4.3 Amendment of Regulations to remove Classified Board.

Shares For	Shares Against	Shares Abstained
18,197,811.77	635,257.44	15,957.8230

ITEM 6.     EXHIBITS

a)	Exhibits

3	Amendment to Code of Regulations adopted November 18, 2004 incorporated by reference to Proxy Statement

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

February 3, 2005