Form 10-Q
period 2005-03-31
LSI INDUSTRIES INC
filed 2005-05-05
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of May 3, 2005 there were 19,792,826 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II. Other Information

ITEM 6.	Exhibits	25

Signatures		25

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “should” and similar expressions, and the negative version thereof, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unfavorable outcomes of litigation, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
(in thousands, except per share data)

Net sales	$67,814	$51,500	$210,448	$174,715

Cost of products sold	52,435	39,690	157,258	129,451

Gross profit	15,379	11,810	53,190	45,264

Selling and administrative expenses	12,165	10,333	36,786	33,184

Goodwill impairment	--	--	186	--

Operating income	3,214	1,477	16,218	12,080

Interest (income)	(18)	(5)	(29)	(23)

Interest expense	50	58	195	194

Income before income taxes	3,182	1,424	16,052	11,909

Income tax expense	760	504	5,522	4,382

Net income	$2,422	$920	$10,530	$7,527

Earnings per common share (see Note 5)

Basic	$0.12	$0.05	$0.53	$0.38

Diluted	$0.12	$0.05	$0.53	$0.38

Weighted average common shares
outstanding

Basic	19,780	19,732	19,771	19,711

Diluted	20,109	20,107	20,043	20,033

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	June 30, 2004
(In thousands, except share amounts)

ASSETS

Current Assets
Cash and cash equivalents	$1,599	$205
Accounts and notes receivable, net	41,953	42,545
Inventories	44,446	47,672
Other current assets	5,305	6,701

Total current assets	93,303	97,123

Property, Plant and Equipment, net	51,934	54,152

Goodwill, net	17,117	17,303

Intangible Assets, net	4,350	4,710

Other Assets, net	1,405	1,444

	$168,109	$174,732

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$15,044	$18,289
Accrued expenses	13,705	14,110

Total current liabilities	28,749	32,399

Long-Term Debt	3,000	11,554
Other Long-Term Liabilities	1,426	1,916

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,750,651 and 19,733,804
shares, respectively	53,425	53,059
Retained earnings	81,509	75,804

Total shareholders' equity	134,934	128,863

	$168,109	$174,732

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2005	2004
(In thousands)

Cash Flows from Operating Activities
Net income	$10,530	$7,527
Non-cash items included in income
Depreciation and amortization	5,262	4,375
Deferred income taxes	(440)	(138)
Deferred compensation plan	(183)	120
Issuance of common shares as director compensation	44	--
(Loss) on disposition of fixed assets	49	89
Goodwill impairment	186	--

Changes in
Accounts receivable	592	4,166
Inventories	3,226	(7,786)
Accounts payable and other	(2,265)	1,930

Net cash flows from operating activities	17,001	10,283

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(2,858)	(4,158)
Proceeds from sale of fixed assets	125	69

Net cash flows from investing activities	(2,733)	(4,089)

Cash Flows from Financing Activities
Payment of long-term debt	(12,014)	(3,713)
Proceeds from issuance of long-term debt	3,460	990
Cash dividends paid	(4,825)	(3,784)
Exercise of Stock Options	274	447
Issuance (Purchase) of treasury shares, net	231	(178)

Net cash flows from financing activities	(12,874)	(6,238)

Increase (decrease) in cash and cash equivalents	1,394	(44)

Cash and cash equivalents at beginning of year	205	239

Cash and cash equivalents at end of period	$1,599	$195

Supplemental Cash Flow Information
Interest paid	$160	$196

Income taxes paid	$4,616	$2,181

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations for each of the three and nine months ended March 31, 2005 and 2004, and its cash flows for the nine month periods ended March 31, 2005 and 2004. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2004 annual report.

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

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. See also Footnote 12.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 329,000 shares and 375,000 shares for the three months ended March 31, 2005 and 2004, respectively, and 272,000 shares and 322,000 shares for the nine months ended March 31, 2005 and 2004, respectively. See also Note 5.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the three and six month periods ended March 31, 2005 and 2004 would have been as follows:

	Three months ended March 31		Nine months ended March 31
	2005	2004	2005	2004

(In thousands except earnings per share)

Net income as reported	$2,422	$920	10,530	$7,527
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	--	--	--	--
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	(89)	(84)	(293)	(268)

Pro forma net income	$2,333	$836	$10,237	$7,259

Earnings per common share
Basic
As reported	$0.12	$0.05	$0.53	$0.38
Pro forma	$0.12	$0.04	$0.52	$0.37
Diluted
As reported	$0.12	$0.05	$0.53	$0.38
Pro forma	$0.12	$0.04	$0.51	$0.36

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

NOTE 3:    MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Graphics Segment, CVS Pharmacies, Inc., represented approximately $8,566,000, or 13% of consolidated net sales in the three month period ended March 31, 2005. The Company had a concentration of receivables with the receivable from CVS Pharmacies being approximately $5.4 million and the receivable from Wal-Mart being approximately $5.1 million, or each about 12% of total net accounts and notes receivable as of March 31, 2005.

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

The Lighting Segment manufactures and sells primarily proprietary exterior, interior and landscape lighting fixtures and systems. The Lighting Segment includes the operations of LSI Lighting Systems, LSI Petroleum Lighting, LSI Automotive Lighting, LSI Quick Service Restaurant Lighting, LSI Metal Fabrication, LSI Courtsider Lighting, LSI Greenlee Lighting, LSI Marcole, LSI MidWest Lighting and LSI Lightron. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, as well as menu board systems. The Graphics Segment includes the operations of LSI Grady McCauley, LSI Integrated Graphics, LSI Retail Graphics, LSI Adapt, and LSI Images. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 21% and 27% of total net sales concentrated in this market in the three month periods ended March 31, 2005 and 2004, respectively, and approximately 25% and 30% of total net sales concentrated in this market in the nine month periods ended March 31, 2005 and 2004, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

        The following information is provided for the following periods:

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
(In thousands)

Net sales:
Lighting Segment	$40,235	$34,596	$131,913	$112,504
Graphics Segment	27,579	16,904	78,535	62,211

	$67,814	$51,500	$210,448	$174,715

Operating income:
Lighting Segment	$514	$629	$5,880	$7,053
Graphics Segment	2,700	848	10,338	5,027

	$3,214	$1,477	$16,218	$12,080

Capital expenditures:
Lighting Segment	$511	$1,286	$2,440	$2,741
Graphics Segment	165	391	418	1,417

	$676	$1,677	$2,858	$4,158

Depreciation and amortization:
Lighting Segment	$1,255	$1,023	$3,819	$3,148
Graphics Segment	487	403	1,443	1,227

	$1,742	$1,426	$5,262	$4,375

	March 31
	2005	2004
Identifiable assets:
Lighting Segment	$99,633	$104,997
Graphics Segment	65,928	61,039

	165,561	166,036
Corporate	2,548	1,082

	$168,109	$167,118

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

NOTE 5:    EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
BASIC EARNINGS PER SHARE	2005	2004	2005	2004

Net income	$2,422	$920	$10,530	$7,527

Weighted average shares outstanding
during the period, net
of treasury shares	19,780	19,732	19,771	19,711

Basic earnings per share	$0.12	$0.05	$0.53	$0.38

DILUTED EARNINGS PER SHARE

Net income	$2,422	$920	$10,530	$7,527

Weighted average shares outstanding
during the period, net of
treasury shares	19,780	19,732	19,771	19,711

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	329	375	272	322

Weighted average shares
outstanding (B)	20,109	20,107	20,043	20,033

Diluted earnings per share	$0.12	$0.05	$0.53	$0.38

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 242,945 common shares and 6,125 common shares during the three month periods ended March 31, 2005 and 2004, respectively, and options to purchase 262,567 common shares and 250,873 common shares during the nine month periods ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 6:    BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	March 31, 2005	June 30, 2004
Inventories
Raw Materials	$22,294	$25,352
Work-in-Process	4,690	5,007
Finished Goods	17,462	17,313

	$44,446	$47,672

Accrued Expenses
Compensation and benefits	$7,385	$8,042
Customer prepayments	1,601	2,141
Accrued Commissions	830	1,196
Accrued income taxes	40	707
Other accrued expenses	3,849	2,024

	$13,705	$14,110

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of March 31, 2005			As of June 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
(in thousands)

Goodwill	$19,502	$2,385	$17,117	$19,712	$2,409	$17,303

Other Intangible
Assets	$6,430	$2,080	$4,350	$6,430	$1,720	$4,710

	Amortization Expense of Other Intangible Assets
	March 31, 2005	March 31, 2004
Three Months Ended	$120	$120

Nine Months Ended	$360	$363

Changes in the carrying amount of goodwill for the year ended June 30, 2004 and the nine months ended March 31, 2005 by operating segment, are as follows:

	Lighting Segment	Graphics Segment	Total
(in thousands)

Balance June 30, 2003	$321	$16,982	$17,303

Impairment loss	--	--	--

Balance as of June 30, 2004	321	16,982	17,303

Impairment loss	(186)	--	(186)

Balance as of March 31, 2005	$135	$16,982	$17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)

Amortized Intangible Assets
Customer list	$5,400	$1,950	$5,400	$1,613
Trademarks	920	100	920	82
Patents	110	30	110	25

	$6,430	$2,080	$6,430	$1,720

NOTE 8:    REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of March 31, 2005 the available portion of this line of credit was $47.0 million. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2006. There are no borrowings under this portion of the credit facility at March 31, 2005. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2008. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. At March 31, 2005 the average interest rate on borrowings under this revolving line of credit was approximately 3.37%. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of March 31, 2005.

	March 31, 2005	June 30, 2004
Long-term debt: (In thousands)

Revolving Line of Credit (3 year committed line)	$3,000	$11,554
Less current maturities of long-term debt	--	--

Long-term debt	$3,000	$11,554

NOTE 9:    INCOME TAXES

The following table presents the Company’s deferred income tax balances.

Deferred income tax asset (liability) included in:

	March 31, 2005	June 30, 2004
(in thousands)

Other Current Assets	$1,602	$1,599
Other Long-Term Liabilities	(896)	(1,333)

Net Deferred Income Tax Asset	$706	$266

As a result of an IRS audit, federal income taxes were repaid related to items that will now be deducted in future years. This repayment caused a decrease in the long-term deferred income tax liability.

The Company’s fiscal 2005 estimated effective income tax rate was revised in the third quarter as a result of conclusion of federal and state audits, and a more favorable filing basis in a state in which the Company operates. Resulting effective income tax rates were 34.4% for the nine month period ended March 31, 2005 and for the full year fiscal 2005, and 23.9% for the three month period ended March 31, 2005. Tax rates in these periods are down from the 37% that had been the previous estimated fiscal 2005 effective income tax rate. The Company expects the fiscal 2006 effective income tax rate to be approximately 36.7%.

NOTE 10:    CASH DIVIDENDS

The Company paid cash dividends of $4,825,000 and $3,784,000 in the nine month periods ended March 31, 2005 and 2004, respectively. In April 2005, the Company’s Board of Directors declared a $0.10 per share regular quarterly cash dividend (approximately $1,975,000) payable on May 17, 2005 to shareholders of record May 10, 2005.

NOTE 11:    SHAREHOLDERS' EQUITY

The Company has an equity compensation plan which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,863,147 shares were available for future grant or award as of March 31, 2005. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of March 31, 2005, a total of 1,003,517 options for common shares were outstanding from this plan as well as two previous stock option plans.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2005 and 2004.

	Three Months Ended		Nine Months Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Dividend yield	2.55%	2.24%	2.55%	2.16%
Expected volatility	45%	47%	45%	47%
Risk-free interest rate	3.3%	3.0%	3.3%	3.26%
Expected life	8 yrs.	4 yrs.	8 yrs.	4 yrs.

At March 31, 2005, the 377,000 options granted in the first nine months of fiscal 2005 to both employees and non-employee directors had exercise prices ranging from $8.55 to $10.71, fair values ranging from $3.55 to $4.37, and remaining contractual lives of about nine and one-half years. At March 31, 2004, the 7,550 options granted to both employees and non-employee directors in the first nine months of fiscal 2004 had exercise prices ranging from $9.60 to $12.99, fair values ranging from $3.20 to $4.41, and remaining contractual lives of about nine years.

NOTE 12:    LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of March 31, 2005 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company intends to defend this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, has recorded a loss contingency reserve in the amount of $590,000 (approximately $.02 per share, diluted) in the third quarter of fiscal 2005. If this settlement is not accepted by the plaintiff, there is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likeliness or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        Refer to “Safe Harbor” statement following the index in front of this Form 10-Q.

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Lighting Segment	$40,235	$34,596	$131,913	$112,504
Graphics Segment	27,579	16,904	78,535	62,211

	$67,814	$51,500	$210,448	$174,715

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

        Net sales of $67,814,000 in the third quarter of fiscal 2005 increased 32% from third quarter fiscal 2004 net sales of $51,500,000. Lighting Segment net sales increased 16% to $40.2 million and Graphics Segment net sales increased 63% to $27.6 as compared to the prior year. Sales to the petroleum / convenience store market represented 21% and 27% of total net sales in the quarters ended March 31, 2005 and 2004, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 4% from the third quarter of fiscal 2004 to $14.3 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, as sales to other markets and customers increase, the percentage of net sales to the petroleum / convenience store market would be expected to decline.

        The $5.6 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $5.3 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to a large national retailer), as well as a $1.0 million increase in commissioned net sales to the commercial and industrial market.

        The $10.7 million increase in Graphics Segment net sales is primarily the result of the effect of increased graphics net sales to the petroleum / convenience store market ($1.1 million), and increased net sales to retail store customers (approximately $8.4 million). Net sales to CVS Pharmacies, Inc. were approximately $8.6 million or 13% of the Company’s total net sales in the quarter ended March 31, 2005.

        Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers.

Pge 17

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

        The Company increased sales prices in the second half of fiscal year 2004 and again in the second quarter of fiscal 2005 on select products in some markets the Company serves, however inflation did not have a significant impact on sales in third quarter of fiscal 2005. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover a portion of increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin as a percentage of net sales.

        Gross profit of $15,379,000 in the third quarter of fiscal 2005 increased 30% from the same period last year, but decreased as a percentage of net sales to 22.7% in third quarter of fiscal 2005 as compared to 22.9% last year. The increase in amount of gross profit is due primarily to the 16% increase in net sales, product mix and efficiencies, partially offset by higher material costs, increased inventory adjustments, installation, freight and distribution expenses. While the Company instituted sales price increases on select products in the second half of fiscal 2004 and again in the second quarter of fiscal 2005, manufacturing wages and compensation increases ($0.3 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, increased manufacturing expenses ($0.3 million of utilities, factory supplies and depreciation) and increased material costs partially offset the favorable influences on the Company’s gross profit margin.

        Selling and administrative expenses in the third quarter of fiscal year 2005 increased $1.8 million and decreased as a percentage of net sales to 17.9% from 20.1% in the same period last year. The third quarter of fiscal 2005 had increased employee compensation and benefits expense ($0.8 million due to increased salary rates, staffing levels and incentive compensation), a $0.6 million expense related to alleged patent infringement, increased product warranty expense ($0.2 million primarily in the Lighting Segment), increased sales commissions and increased depreciation expense ($0.1 million, primarily related to the Company’s business operating system).

        The Company reported interest expense of $50,000 in third quarter of fiscal 2005 as compared to $58,000 last year. The average interest rate on the Company’s line of credit has increased in the third quarter of fiscal 2005 as compared to the same period last year and the average borrowings outstanding have decreased. The effective tax rate in the third quarter of fiscal 2005 was 23.9% as a result of a favorable adjustment of the Company’s expected fiscal year 2005 effective tax rate to 34.4%.

        Net income in the third quarter of fiscal 2005 was $2,422,000 as compared to $920,000 in the same period last year, a 163% increase. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, and income taxes. Diluted earnings per share was $0.12 in the third quarter of fiscal 2005 as compared to $0.05 per share in the same period of fiscal 2004. The weighted average common shares outstanding for purposes of computing diluted earnings per share in third quarter of fiscal 2005 was 20,109,000 shares as compared to 20,107,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

        Net sales of $210,448,000 in the first nine months of fiscal 2005 increased 20% from first nine months of fiscal 2004 net sales of $174,715,000. Lighting Segment net sales increased 17% to $131.9 million and Graphics Segment net sales increased 26% to $78.5 as compared to the prior year. Sales to the petroleum / convenience store market represented 25% and 30% of total net sales in the nine months ended March 31, 2005 and 2004, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 2% from the first nine months of fiscal 2005 to $52.9 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

        The $19.4 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $15.4 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to a major national retailer), as well as a $4.9 million increase of commissioned net sales to the commercial and industrial lighting market.

        The $16.3 million increase in Graphics Segment net sales is primarily the result of the net effect of decreased graphics net sales to the petroleum / convenience store market ($1.1 million), increased menu board system sales (approximately $4.9 million) and increased net sales to retail store customers (approximately $12.5 million).

        The Company increased sales prices in the second half of fiscal year 2004 and again in the second quarter of fiscal 2005 on select products in some markets the Company serves, however inflation did not have a significant impact on sales in first nine months of fiscal 2005. The Company experienced competitive pricing pressures in most markets, thereby holding price increases to a minimum. In some markets the Company was able to increase sales prices to recover increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices caused a reduction in the gross profit margin.

        Gross profit of $53,190,000 in the first nine months of fiscal 2005 increased 18% from the same period last year, and decreased as a percentage of net sales to 25.3% in first nine months of fiscal 2005 as compared to 25.9% last year. The increase in amount of gross profit is due primarily to the 20% increase in net sales, product mix and efficiencies, partially offset by higher inventory adjustments related to obsolete inventory, installation, freight and distribution expenses. While the Company instituted sales price increases on select products in the second half of fiscal 2004 and again in the second quarter of fiscal 2005, manufacturing wages and compensation increases ($1.4 million), increased manufacturing expenses ($1.1 million of utilities, factory supplies and depreciation) competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and increased material costs partially offset the favorable influences on the Company’s gross profit margin.

        Selling and administrative expenses in the first nine months of fiscal year 2005 increased $3.6 million and decreased as a percentage of net sales to 17.5% from 19.0% in the same period last year. The first nine months of fiscal 2005 had increased employee compensation ($1.8 million due to increased salary rates, and increased staffing levels and incentive compensation), increased sales commissions in line with the increased commissionable net sales ($0.4 million), increased depreciation expense ($0.6 million, primarily related to the Company’s business operating system), increased other selling costs ($0.6 million) and a $0.6 million expense related to alleged patent infringement. These increases were partially offset by a favorable $370,000 gain related to the Company’s Graphics Segment’s partial settlement of its bankruptcy claim against Kmart, and a decreased provision for bad debts ($0.2 million).

        The Company completed its annual goodwill impairment test as of July 1, 2004 as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and recorded an impairment of $186,000 in the first quarter of fiscal 2005. There was no impairment in fiscal 2004. See Note 7 to the financial statements for additional information.

        The Company reported interest expense of $195,000 in first nine months of fiscal 2005 as compared to $194,000 in the same period last year. The average interest rate on the Company’s line of credit has increased in the first nine months of fiscal 2005 as compared to the same period last year and the average outstanding borrowings have decreased. The effective tax rate in first nine months of fiscal 2005 was reduced to 34.4% in the third quarter, and compares to a fiscal 2004 rate for the first nine months of 36.8%.

        Net income in the first nine months of fiscal 2005 was $10,530,000 as compared to $7,527,000 in the same period last year, a 40% increase. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, goodwill impairment and income taxes. Diluted earnings per share was $0.53 in the first nine months of fiscal 2005 as compared to $0.38 per share in the same period of fiscal 2004. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2005 was 20,043,000 shares as compared to 20,033,000 shares last year.

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

        At March 31, 2005 the Company had working capital of $64.6 million, compared to $64.7 million at June 30, 2004. The ratio of current assets to current liabilities increased to 3.25 to 1 from 3 to 1. While working capital was essentially unchanged, several balance sheet items did change. Cash increased ($1.4 million) and all of the following decreased: receivables ($0.6 million), inventories ($3.2 million), other current assets ($1.4 million), accounts payable ($3.2 million) and accrued expenses ($0.4 million). The $0.6 million increase in accounts receivable is due to higher third quarter fiscal 2005 net sales as compared to fourth quarter fiscal 2004, offset by a decrease in days sales outstanding (DSO). The DSO was 55 days at March 31, 2005, down from 59 days at June 30, 2004. Finished goods inventories have increased $0.1 million in fiscal 2005, while raw materials and work in process are down $3.3 million since the end of fiscal 2004.

        The Company generated $17.0 million of cash from operating activities in first nine months of fiscal 2005 as compared to a generation of cash of $10.3 million in the same period last year. The $6.7 million increase in net cash flows from operating activities in the first nine months of fiscal 2005 is primarily the net result of increased net income ($3.0 million favorable), less of a decrease in accounts receivable and refundable income taxes (unfavorable change of

$4.9 million), a decrease in inventories rather than an increase (favorable change of $11.0 million), a decrease in other current assets rather than an increase (favorable change of $3.3 million), an aggregate $3.7 million decrease in accounts payable and accrued expenses in first nine months of fiscal 2005 as compared to an aggregate $2.3 million increase last year (net $6.0 million unfavorable), more depreciation, amortization and goodwill impairment in the first nine months of fiscal 2005 ($1.1 million favorable), a greater reduction in deferred income tax liabilities ($0.4 unfavorable), and an unfavorable change of $0.3 million related to distributions out of the Company’s non-qualified deferred compensation plan.

        Net accounts and notes receivables were $42.0 million and $42.5 million at March 31, 2005 and June 30, 2004, respectively. The 1% decrease in receivables is due to the net result of increased sales of the third quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 as well as the timing of customer payments which produced a lower DSO (days sales outstanding). As of the date this Form 10-Q was filed, the Company has received payment in full of the $0.5 million note receivable pursuant to a settlement agreement. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at March 31, 2005 are down $3.2 million from June 30, 2004. An inventory increase of about $1.7 million occurred in the Graphics Segment in support of shipping requirements of various customer programs, primarily that of a large national retailer. The Lighting Segment inventories decreased about $4.9 million in the first nine months of fiscal 2005 (includes an inventory adjustment charge of $535,000 at the Company’s New York facility). The $3.2 million reduction of accounts payable from June 30, 2004 to March 31, 2005 is related to the timing of both purchases of inventory and payments to suppliers.

        Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group. As of May 3, 2005 there was $47 million available on this line of credit. This line of credit is composed of a $30 million three year committed credit facility expiring in fiscal 2008 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2006. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2005 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $2.9 million in first nine months of fiscal 2005 compare to $4.2 million in the same period of fiscal 2004. Fiscal 2005 spending is primarily for tooling and equipment. The Company intends to expand its graphics facility in Rhode Island and may incur some spending in the fourth quarter of fiscal 2005, but the majority of the approximate $4 million expenditure will be in fiscal 2006. Total capital expenditures in fiscal 2005 are expected to be in the range of $3.5 to $4.0 million, exclusive of business acquisitions.

        The Company used $12.9 million in financing activities in first nine months of fiscal 2005 as compared to a use of $6.2 million in the same period of fiscal 2004. The $6.7 million change between years is primarily the net result of increased net payments on the Company’s line of credit (unfavorable $5.8 million), increased dividend payments (unfavorable $1.0 million) pursuant to the Company’s increased indicated annual dividend payment amount, and increased cash flow from the exercise of stock options and issuance of common shares pursuant to compensation programs (favorable $0.2 million).

        On April 27, 2005 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share (approximately $1,979,000), payable May 17, 2005 to shareholders of record on May 10, 2005. During the first nine months of fiscal 2005, the Company paid cash dividends of $4,825,000, as compared to $3,784,000 in the same period of fiscal 2004. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first fiscal year beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company is currently evaluating the impact of this statement, but does not expect any significant impact on its financial condition or results of operations when it is implemented.

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.” The Company has implemented this Staff Position that was effective immediately.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

        An evaluation was performed as of March 31, 2005 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, these disclosure controls and procedures were found to be effective with no significant weaknesses noted.

Management had reported, as a result of its December 31, 2004 evaluation of internal controls, to the Audit Committee a matter involving internal control that is considered a material weakness under standards established by the Public Company Accounting Oversight Board. Grant Thornton, the Company’s independent registered public accounting firm, concurred with Management’s findings. The identified material weakness related to the lack of a procedure or process to perform a detailed review of the inventory at the Company’s New York facility for purposes of writing down the cost of inventories to reflect lower of cost-or-market adjustments, excess quantities or obsolete items. The Company implemented a procedure requiring an objective-based as well as subjective-based review of the inventory for the purpose of establishing an appropriate obsolete inventory reserve. Such a review was performed in the third quarter of fiscal 2005, resulting in an additional write down of the cost of inventory in the amount of $535,000 to reflect lower of cost-or-market adjustments. This formalized procedure will be followed in the future in accordance with the Company’s policy.

        There have been no other changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

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

May 4, 2005