Form 10-K
period 2005-06-30
LSI INDUSTRIES INC
filed 2005-09-12
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005.

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

Common Shares

($0.01 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 6, 2005, computed by reference to a December 31, 2004 closing price of $11.45, was approximately $212,044,000. At September 6, 2005 there were 19,902,195 shares of no par value Common Shares issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2005 annual meeting are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.

2005 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting and graphics products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include British Petroleum/Amoco/Arco, Chevron Texaco, Conoco Phillips, ExxonMobil, Shell, Burger King, McDonalds, Taco Bell, Wendy’s, Best Buy, CVS Pharmacies, Inc., Target Stores, Wal-Mart Stores, Inc., Chrysler, Ford, General Motors, Nissan, Saturn, and Toyota. We service our customers at the corporate, franchise and local levels.

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

Our business is organized in two segments: the Lighting Segment, which represented 63% of our fiscal 2005 net sales, and the Graphics Segment, which represented 37% of our fiscal 2005 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 25%, 28%, and 29% of total net sales concentrated in this market in the fiscal years ended June 30, 2005, 2004, and 2003, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page S-23 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2005	2004	2003
Lighting Segment	$177,021	$159,748	$133,076
Graphics Segment	105,419	81,657	77,057

Total Net Sales	$282,440	$241,405	$213,133

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

The $17.3 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $16.1 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores, Inc.), as well as a $2.6 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $30.2 million or 11% of the Company’s total net sales in fiscal 2005.

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

The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics, LSI Integrated Graphic Systems, LSI Images and LSI Adapt.

The $23.8 million increase in Graphics Segment net sales is primarily the result of the effect of increased graphics net sales to the petroleum / convenience store market ($0.4 million), and increased net sales to retail store customers (approximately $19.8 million, with over $14 million of this increase related to a national drug store retailer for its re-branding program that is now complete and approximately $7 million related to a now complete menu board enhancement program).

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $21.6 million and $24.3 million at June 30, 2005 and 2004, respectively. All orders are believed to be shippable within twelve months.

We have approximately 1,430 full-time and 210 temporary employees as of June 30, 2005. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, a 401(k) savings plan, a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

We file reports with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-202-551-8090. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC.

LSI Industries Inc. is an Ohio corporation, incorporated in 1976.

ITEM 2. PROPERTIES

The Company has fourteen facilities:

	Description	Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	232,000 sq. ft. (includes 20,000 sq. ft. of office space and 24,000 sq. ft. of leased warehouse space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	170,000 sq. ft. (includes 6,000 sq. ft. of office space and 35,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space and 13,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10)	LSI Lightron office and manufacturing	174,000 sq. ft. (includes 12,000 sq. ft. of office space and 4,000 sq. ft. of leased warehouse space)	New Windsor, NY	Owned* and Leased

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	9,000 sq. ft.	North Canton, OH Seattle, WA Portland, OR Charlotte, NC	Owned Leased Leased Leased

*	The land at this facility is leased.

The Company considers these facilities (total of 1,402,000 square feet) adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

Since October 2000, the Company has been involved in a civil action against ImagePoint, Inc. (formerly PlastiLine, Inc.) and Marketing Displays, Inc. (“MDI”) in the United States District Court for the Eastern District of Kentucky. The Company is seeking a judgment that certain patents owned by MDI and licensed to ImagePoint that are directed to adjustable menu boards are invalid and/or not infringed by menu boards manufactured and sold by the Company.

MDI and ImagePoint claim that LSI infringed upon and violated their patents related to menu board systems. LSI never intentionally or knowingly violated these patents, and when LSI was notified of a possible infringement immediately revised the design of its menu board system so as to not be in violation of the plaintiffs’ patents. LSI has extended an offer to settle this patent litigation, to which an unacceptable counter offer was received. The Company anticipates that a mediation will be held that may result in a negotiated settlement of this dispute. The Company is also defending one of its customers in the United States District Court for the Eastern District of Kentucky in a similar patent infringement action brought by ImagePoint. The same issues regarding potential liability and settlement apply to both cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(b)	Common share information appears in Note 14 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-32 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-34 of this Form 10-K.

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

At August 18, 2005, there were 385 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company’s common shares are traded on the Nasdaq National Market under the symbol LYTS.

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2005, as filed with the Commission pursuant to Regulation 14A.

(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2005 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/05 to 4/30/05	666	$11.53	666	(1)
5/1/05 to 5/31/05	562	$14.03	562	(1)
6/1/05 to 6/30/05	538	$13.85	538	(1)
Total	1,766	$13.02	1,766	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

ITEM 6. SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page S-34 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages S-1 through S-9 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See ITEM 1. BUSINESS on page 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page S-1 of this Form 10-K. In addition, see the information set forth in NOTE 1 under “Fair value of financial instruments” on page S-20 of this Form 10-K.

I TEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data beginning on page S-34 in NOTE 14 of the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of June 30, 2005. See Management’s Report on Internal Control Over Financial Reporting on page S-10 of the accompanying consolidated financial statements.

Changes in Internal Controls

There were no changes in LSI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, LSI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2005, as filed with the Commission pursuant to Regulation 14A. With respect to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), also see the information presented in Item 5 (Market for the Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Appear as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

Appear as part of Item 8 of this Form 10-K.

(3)	Exhibit list – listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

8-K (02)	=	Form 8-K filed April 2002

8-K (03)	=	Form 8-K filed June 2003

8-K/A (04)	=	Form 8-K/A filed November 2003

8-K (01/05)	=	Form 8-K filed January 25, 2005

8-K (03/05)	=	Form 8-K filed March 24, 2005

10K-01	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2001

10K-03	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

10K-04	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2004

10Q-9/99	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10Q-9/02	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10Q-12/04	=	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004

S-3 (96)	=	Form S-3 Registration Statement No. 33-65043

S-8 (03-1)	=	Form S-8 Registration Statement No. 333-100038 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (03-2)	=	Form S-8 Registration Statement No. 333-100039 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX
Current Form 10-K Exhibit No.	Description of Exhibit	Report/ Document	Exhibit Number
3.1	Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2	Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

3.3	Amendment to Code of Regulations of LSI Industries Inc.	10Q-12/04	3

10.1	CREDIT AGREEMENT By and Among LSI INDUSTRIES INC. as the Borrower, THE BANKS PARTY HERETO as the Lenders hereunder, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001	10K-01	4

10.2	Amendment to Credit Agreement (Dated March 24, 2005)	8-K (03/05)	10.1

10.3*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999)	10Q-9/99	10.1

10.4*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-1)	10

10.5*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001)	S-8 (03-2)	10

10.6*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended as of November 6, 2003)	8-K/A (04)	99

10.7*	LSI Industries Inc. Nonqualified Deferred Compensation Plan Rabbi Trust Agreement	10Q-9/02	10.1

10.8*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and restated as of April 27, 2004)	Filed herewith

10.9*	Amended Agreement dated January 25, 2005 with Robert J. Ready	8-K (01/05)	10.1

10.10*	Amended Agreement dated January 25, 2005 with James P. Sferra	8-K (01/05)	10.2

14	Code of Ethics	10K-04	14

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding its agreement with statements made in the current report on Form 8-K	8-K (02)	16

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Public Certified Accountants	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99	Notice Regarding Consent of Arthur Andersen LLP	8-K (03)	N/A

*	Management Compensatory Agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC

September 9, 2005	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Robert J. Ready Robert J. Ready	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date: September 9, 2005

/s/ Ronald S. Stowell Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)
Date: September 9, 2005

/s/ Gary P. Kreider Gary P. Kreider	Director
Date: September 9, 2005

/s/ Dennis B. Meyer Dennis B. Meyer	Director
Date: September 9, 2005

/s/ Wilfred T. O’Gara Wilfred T. O’Gara	Director
Date: September 9, 2005

/s/ Mark A. Serrianne Mark A. Serrianne	Director
Date: September 9, 2005

/s/ James P. Sferra James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
Date: September 9, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)	2005	2004	2003
Lighting Segment	$177,021	$159,748	$136,076
Graphics Segment	105,419	81,657	77,057

	$282,440	$241,405	$213,133

Results of Operations

2005 Compared to 2004

Net sales of $282,440,000 in fiscal 2005 increased 17% from fiscal 2004 net sales of $241,405,000. Lighting Segment net sales increased 11% to $177,021,000 and Graphics Segment net sales increased 29% to $105,419,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 25% and 28% of fiscal 2005 and 2004 net sales, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 5% from fiscal 2004 to $70.1 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $17.3 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $16.1 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores, Inc.), as well as a $2.6 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $30.2 million or 11% of the Company’s total net sales in fiscal 2005.

The $23.8 million increase in Graphics Segment net sales is primarily the result of the effect of increased graphics net sales to the petroleum / convenience store market ($0.4 million), and increased net sales to retail store customers (approximately $19.8 million, with over $14 million of this increase related to a national drug store retailer for its re-branding program that is now complete and approximately $7 million related to a now complete menu board enhancement program).

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment and/or the Graphics Segment, depending upon the product and/or service provided.

The Company’s Lighting Segment increased sales prices in the second half of fiscal year 2004, and again in the second and fourth quarters of fiscal 2005 on select products in some markets the Company serves. The Company experienced competitive pricing pressures in most lighting markets, thereby restricting price increases. In some markets the Company was able to increase sales prices to recover a portion of increased raw material costs, but generally with little or no increase in gross profit. The rise in steel and aluminum prices in mainly the first eight months of fiscal 2005 caused some reduction in the Lighting Segment’s gross profit margin as a percentage of net sales.

Gross profit of $72,296,000 in fiscal 2005 increased 21% from last year, and increased as a percentage of net sales to 25.6% in fiscal 2005 as compared to 24.7% last year. The increase in amount of gross profit is due primarily to the 17% increase in net sales, product mix and efficiencies, partially offset by higher inventory adjustments related to obsolete inventory, the rising raw material costs noted above, installation, freight and distribution expenses. While the Company instituted sales price increases on select products in the second half of fiscal 2004 and again in the second and fourth quarters of fiscal 2005, increased material costs, manufacturing wages, compensation and benefits increases ($0.6 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and increased manufacturing expenses ($0.3 million of utilities, $0.3 million of factory supplies, $0.4 million of depreciation, and $0.4 million of repairs, maintenance and property taxes) partially offset the favorable influences on the Company’s gross profit margin.

Selling and administrative expenses in fiscal year 2005 increased $3.6 million and decreased as a percentage of net sales to 17.4% from 18.8% last year. Fiscal 2005 had increased employee compensation and benefits expense ($2.6 million due to increased salary rates, deferred compensation expense, staffing levels and incentive compensation), a $0.6 million Graphics Segment expense related to alleged patent infringement, increased product warranty expense ($0.3 million primarily in the Lighting Segment), increased sales commissions ($0.1 million) and increased depreciation expense ($0.7 million, primarily related to the Company’s business operating system). These increases were partially offset by a favorable $0.4 million gain related to the Company’s Graphics Segment’s partial settlement of its bankruptcy claim against Kmart, reduced outside professional fees with outside consultants related to the JD Edwards OneWorld business operating system and to the documentation and testing of internal controls ($0.8 million), and a decreased provision for bad debts ($0.2 million).

The Company completed its annual goodwill impairment test as of July 1, 2004 as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and recorded an impairment of $186,000 in the first quarter of fiscal 2005. There was no impairment in fiscal 2004. See Note 6 to the financial statements for additional information.

The Company reported interest expense of $217,000 in fiscal 2005 as compared to $260,000 last year. The average interest rate on the Company’s line of credit has increased in fiscal 2005 as compared to last year, but the average borrowings outstanding have decreased. The effective tax rate in fiscal 2005 was 36.0% as compared to 37.0% in fiscal 2004. The reduced effective tax rate was related to state income taxes, partially offset by a higher federal income tax rate (35% as compared to 34.1%).

Net income increased 68% in fiscal 2005 to $14,636,000 as compared to $8,690,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses, and income taxes. Diluted earnings per share was $0.73 in fiscal 2005 as compared to $0.43 per share in fiscal 2004, a 70% increase. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2005 was 20,087,000 shares as compared to 20,038,000 shares last year.

2004 Compared To 2003

Net sales of $241,405,000 in fiscal 2004 increased 13% from fiscal 2003 net sales of $213,133,000. Lighting Segment net sales increased $23.7 million, or 17%, to $159,748,000 and Graphics Segment net sales increased $4.6 million, or 6%, to $81,657,000 as compared to the prior year. Sales to the petroleum / convenience store market, the Company’s largest market representing 28% and 29% of fiscal 2004 and 2003 net sales, respectively, were up 9% over fiscal 2003 to $66.5 million. Net sales to this market are reported in both the Lighting and Graphics Segments, depending upon the product or service sold. While sales to this market have increased this year, the Company believes concerns about the Middle East and the war with Iraq have had the effect of reducing major image program spending by the major oil companies. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.

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

The $4.6 million increase in Graphics Segment net sales is primarily the result of the net effect of increased graphics sales to the petroleum / convenience store market ($3.2 million), increased sales to a retail store customer (approximately $9.5 million), and reduced menu board system sales (one quick service restaurant customer sales are down $6.4 million as their roll out program is now considered complete in fiscal 2005).

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

At June 30, 2005 the Company had working capital of $67.2 million, compared to $64.7 million at June 30, 2004. The ratio of current assets to current liabilities improved to 3.13 to 1 from 3 to 1. The increase in working capital was primarily related to a significant increase in cash ($7.0 million), increased accounts receivable ($4.2 million), and decreased accounts payable ($2.5 million), partially offset by decreased inventories ($8.2 million), decreased other current assets ($1.3 million) and increased accrued expenses ($1.7million). The $4.2 million increase in accounts receivable is due to higher fourth quarter fiscal 2005 net sales as compared to fourth quarter fiscal 2004. The DSO (days sales outstanding) was 59 days at both June 30, 2005 and June 30, 2004. With the Company’s focus on inventory reduction in fiscal 2005, raw materials inventories decreased $4.6 million, and work in process and finished goods inventories are down $3.6 million since the end of fiscal 2004.

The Company generated $27.5 million of cash from operating activities in fiscal 2005 as compared to a generation of cash of $12.1 million last year. The $15.4 million increase in net cash flows from operating activities in fiscal 2005 is primarily the net result of increased net income ($5.9 million favorable), less of an increase in accounts receivable (unfavorable change of $1.1 million), a decrease in refundable income taxes (unfavorable change of $0.8 million), a decrease in inventories rather than the increase last year (favorable change of $15.6 million), a decrease in other current assets rather than the increase last year (favorable change of $3.2 million), an aggregate $0.8 million decrease in accounts payable and accrued expenses in fiscal 2005 as compared to an aggregate $8.5 million increase last year (net $9.3 million unfavorable), more depreciation, amortization and goodwill impairment in fiscal 2005 ($1.2 million favorable), an increase in net deferred income tax assets rather than a decrease ($1.4 million unfavorable), and an unfavorable change of $0.3 million related to distributions out of the Company’s non-qualified deferred compensation plan.

Net accounts and notes receivables were $46.7 million and $42.5 million at June 30, 2005 and June 30, 2004, respectively. The 10% increase in receivables is due to the net result of increased sales of the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 as well as the timing of customer payments. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at June 30, 2005 declined $8.2 million from June 30, 2004 levels. An inventory decrease of about $0.6 million occurred in the Graphics Segment, while Lighting Segment inventories decreased about $7.6 million in fiscal 2005. The $2.5 million reduction of accounts payable from June 30, 2004 to June 30, 2005 is related to the timing of both purchases of inventory and payments to suppliers.

Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, all of which was available as of September 1, 2005. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2008 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2006. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2006 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

Capital expenditures of $3.6 million in fiscal 2005 compare to $4.7 million in fiscal 2004. Fiscal 2005 spending is primarily for tooling and equipment. The Company intends to expand its graphics facility in Rhode Island, thereby increasing expected fiscal 2006 capital expenditures to the range of $7.0 to $8.0 million, exclusive of business acquisitions.

The Company used $17.0 million of cash related to financing activities in fiscal 2005 as compared to a use of $7.4 million in fiscal 2004. The $9.6 million change between years is primarily the net result of increased net payments on the Company’s line of credit (unfavorable $9.0 million), increased dividend payments (unfavorable $1.6 million) pursuant to the Company’s increased indicated annual dividend payment amount, and increased cash flow from the exercise of stock options and issuance of common shares pursuant to compensation programs (favorable $1.0 million). As of June 30, 2005 the Company’s long term debt has been paid down to zero.

As of June 30, 2005, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements (i.e., open purchase orders issued to suppliers), and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of June 30, 2005

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	4,030	1,607	2,249	174	—
Purchase Obligations	8,540	8,535	5	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$12,570	$10,142	$2,254	$174	$—

On August 24, 2005 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share (approximately $1,987,000) as well as a special year-end cash dividend of $0.10 per share (approximately $1,987,000), both payable September 13, 2005 to shareholders of record on September 6, 2005. During fiscal 2005, the Company paid cash dividends of $6,805,000, as compared to $5,206,000 in fiscal 2004. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the revenue recognition criteria. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), accordingly deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. Significant management judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management has determined that no valuation allowances are required.

The Company operates in multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The impact of these examinations on the Company’s liability for income taxes cannot be presently determined. In management’s opinion, adequate provision has been made for potential adjustments arising from these examinations.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. An impairment charge of $24.5 million, or $18.5 million net of tax, related to goodwill was recorded in fiscal 2003 as the cumulative effect of an accounting change and charged against income. A goodwill impairment charge of $186,000 was recorded in fiscal 2005 resulting from the Company’s fiscal 2005 SFAS No. 142 annual review. See Note 6 to the financial statements for further discussion.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on July 1, 2002. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2005, 2004 or 2003.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123(R) (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first fiscal year beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company is currently evaluating the impact of this statement, but expects the impact to be consistent with the pro forma information presented in Note 1.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for the accounting for and reporting of a direct effect of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, or the Company’s first quarter of fiscal year 2007 which begins July 1, 2006. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after June 30, 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2005, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system is supported by policies and guidelines, and by careful selection and training of financial management personnel. The Company also has a Disclosure Controls Committee, whose responsibility is to help ensure appropriate disclosures and presentation of the financial statements and notes thereto. Additionally, the Company has an Internal Audit Department to assist in monitoring compliance with financial policies and procedures.

The Board of Directors meets its responsibility for overview of the Company’s financial statements through its Audit Committee which is composed entirely of independent Directors who are not employees of the Company. The Audit Committee meets periodically with Management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. Grant Thornton has full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.

Based on LSI’s evaluation, Management concluded that internal control over financial reporting was effective as of June 30, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements beginning on page S-12.

/s/ Robert J. Ready
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LSI Industries Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2005 expressed an unqualified opinion therein.

/s/ Grant Thornton LLP
Cincinnati, Ohio
August 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of LSI Industries Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that LSI Industries Inc. (an Ohio Corporation) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSI Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LSI Industries Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LSI Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSI Industries Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005 and our report dated August 19, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Cincinnati, Ohio

August 19, 2005

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

For the years ended June 30, 2005, 2004, and 2003

(In thousands, except per share)

	2005	2004	2003
Net sales	$282,440	$241,405	$213,133
Cost of products and services sold	210,144	181,883	157,966

Gross profit	72,296	59,522	55,167
Selling and administrative expenses	49,084	45,488	43,801
Goodwill impairment	186	—	—

Operating income	23,026	14,034	11,366
Interest (income)	(64)	(23)	(259)
Interest expense	217	260	378

Income before income taxes	22,873	13,797	11,247
Income tax expense	8,237	5,107	3,454

Income before cumulative effect of accounting change	14,636	8,690	7,793
Cumulative effect of accounting change, net of tax	—	—	18,541

Net income (loss)	$14,636	$8,690	$(10,748)

Earnings (loss) per common share
Basic
Earnings per share before cumulative effect of accounting change	$0.74	$0.44	$0.40

Earnings (loss) per share	$0.74	$0.44	$(0.55)

Diluted
Earnings per share before cumulative effect of accounting change	$0.73	$0.43	$0.39

Earnings (loss) per share	$0.73	$0.43	$(0.54)

The accompanying notes are an

integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and 2004

(In thousands, except shares)

	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$7,210	$205
Accounts and notes receivable, less allowance for doubtful accounts of $1,116 and $1,264, respectively	46,726	42,545
Inventories	39,452	47,672
Refundable income taxes	—	516
Other current assets	5,416	6,185

Total current assets	98,804	97,123

Property, Plant and Equipment, at cost
Land	6,651	6,698
Buildings	32,361	32,120
Machinery and equipment	56,790	55,692
Construction in progress	400	209

	96,202	94,719
Less accumulated depreciation	(45,118)	(40,567)

Net property, plant and equipment	51,084	54,152
Goodwill, net	17,117	17,303
Other Intangible Assets, net	4,230	4,710
Other Assets, net	1,402	1,444

	$172,637	$174,732

The accompanying notes are an

integral part of these financial statements.

	2005	2004
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,807	$18,289
Accrued expenses	15,808	14,110

Total current liabilities	31,615	32,399
Long-Term Debt	—	11,554
Deferred Income Taxes	1,693	1,333
Other Long-Term Liabilities	1,289	583
Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,869,513 and 19,733,804 shares, respectively	54,405	53,059
Retained earnings	83,635	75,804

Total shareholders’ equity	138,040	128,863

	$172,637	$174,732

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2005, 2004, and 2003

(In thousands, except per share)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2002	19,721	$52,497	$86,852	$139,349
Net (loss)	—	—	(10,748)	(10,748)
Purchase of treasury shares, net	(30)	(243)	—	(243)
Deferred stock compensation	—	240	—	240
Stock options exercised, net	11	91	—	91
Dividends - $0.192 per share	—	—	(3,784)	(3,784)

Balance at June 30, 2003	19,702	52,585	72,320	124,905
Net income	—	—	8,690	8,690
Purchase of treasury shares	(19)	(211)	—	(211)
Deferred stock compensation	—	185	—	185
Stock options exercised, net	51	500	—	500
Dividends - $0.264 per share	—	—	(5,206)	(5,206)

Balance at June 30, 2004	19,734	53,059	75,804	128,863
Net income	—	—	14,636	14,636
Stock compensation awards	4	55	—	55
Sale of treasury shares, net	19	208	—	208
Deferred stock compensation	—	(71)	—	(71)
Stock options exercised, net	113	1,154	—	1,154
Dividends - $0.372 per share	—	—	(6,805)	(6,805)

Balance at June 30, 2005	19,870	$54,405	$83,635	$138,040

The accompanying notes are an integral part

of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash Flows From Operating Activities

Net income (loss)	$14,636	$8,690	$(10,748)

Non-cash items included in income
Cumulative effect of accounting change, before taxes	—	—	24,522
Depreciation and amortization	6,974	5,925	5,702
Deferred income taxes	(178)	1,179	(4,365)
Deferred compensation plan	(71)	185	240
Issuance of common shares as compensation	55	—	—
(Gain) loss on disposition of fixed assets	54	116	31
Goodwill Impairment	186	—	—

Change (excluding effects of acquisitions) in
Accounts and notes receivable	(4,181)	(5,231)	4,959
Inventories	8,220	(7,346)	(1,480)
Refundable income taxes	516	1,307	166
Accounts payable	(2,482)	4,686	(1,307)
Accrued expenses and other	3,753	2,603	(4,502)

Net cash flows from operating activities	27,482	12,114	13,218

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(3,630)	(4,708)	(5,452)
Proceeds from sale of fixed assets	150	7	21

Net cash flows from investing activities	(3,480)	(4,701)	(5,431)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	3,460	1,725	3,746
Payment of long-term debt	(15,014)	(4,255)	(7,715)
Cash dividends paid	(6,805)	(5,206)	(3,784)
Exercise of stock options	1,154	500	91
Sale (purchase) of treasury shares	208	(211)	(243)

Net cash flows from financing activities	(16,997)	(7,447)	(7,905)

Increase (decrease) in cash and cash equivalents	7,005	(34)	(118)

Cash and cash equivalents at beginning of year	205	239	357

Cash and cash equivalents at end of year	$7,210	$205	$239

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

Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the revenue recognition criteria.

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

Cash and cash equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2005 and 2004 the bank balances included $8,881,000 and $916,000, respectively, in excess of FDIC insurance limits.

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

Property, plant and equipment and related depreciation:

Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	31 -40 years
Machinery and equipment	3 - 10 years
Computer software	3 - 8 years

Costs related to the purchase, internal development, and implementation of the Company’s business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease. The Company recorded $6,494,000 and $5,442,000 of depreciation expense in the years ended June 30, 2005 and June 30, 2004, respectively.

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

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. See also Note 12.

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its employees, a second discretionary profit sharing plan covering employees of one subsidiary, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,864,000 in 2005, $1,755,000 in 2004, and $1,500,000 in 2003. Additionally a $775,000 non-cash expense was recorded in fiscal 2005 in accordance with variable accounting procedures related to the deferred compensation plan.

Advertising expense:

The Company recorded $631,000, $360,000 and $345,000 of advertising expense in 2005, 2004 and 2003, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), accordingly deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 10.

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 305,000 shares in 2005, 321,000 shares in 2004, and 215,000 shares in 2003. See also Note 4.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123, net income and earnings per share for the years ended June 30, 2005, 2004, and 2003 would have been as follows:

(In thousands except earnings per share)	2005	2004	2003
Net income (loss)
As reported	$14,636	$8,690	$(10,748)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	35	—	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	452	354	409

Pro forma	$14,219	$8,336	$(11,157)

Earnings (loss) per common share
Basic
As reported	$0.74	$0.44	$(0.55)
Pro forma	$0.72	$0.42	$(0.57)
Diluted
As reported	$0.73	$0.43	$(0.54)
Pro forma	$0.71	$0.42	$(0.56)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123(R) (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first fiscal year beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company is currently evaluating the impact of this statement, but expects the impact to be consistent with the pro forma information presented in this Note 1 under “Stock options.”

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for the accounting for and reporting of a direct effect of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, or the Company’s first quarter of fiscal year 2007 which begins July 1, 2006. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after June 30, 2006.

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

NOTE 2 - BUSINESS SEGMENT INFORMATION

Effective July 1, 2003, the Company re-aligned its business segments and now operates in the following two business segments: the Lighting Segment and the Graphics Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) now receives financial and operating information relative to these two business segments, and organizationally, has a President of LSI Lighting Solutions Plus and a President of LSI Graphics Solutions Plus reporting directly to him. In the seven years prior to fiscal 2004, the Company reported business segments as the Image Segment and the Commercial / Industrial Lighting Segment. All prior period information has been revised to reflect the Company’s new segments. The Company’s most significant market is the petroleum / convenience store market with approximately 25%, 28%, and 29% of total net sales concentrated in this market in fiscal 2005, 2004, and 2003, respectively.

The Company considers its geographic areas to be: 1) the United States, and 2) foreign. The foreign content of business is represented by 3%, or less, of total net sales in fiscal years 2003 through 2005. All capital expenditures, depreciation and amortization, and identifiable assets are in the United States. The following information is provided for the following periods:

(In thousands)	2005	2004	2003
Net sales:
Lighting Segment	$177,021	$159,748	$136,076
Graphics Segment	105,419	81,657	77,057

	$282,440	$241,405	$213,133

Operating income:
Lighting Segment	$9,088	$8,848	$7,558
Graphics Segment	13,938	5,186	3,808

	$23,026	$14,034	$11,366

Identifiable assets:
Lighting Segment	$102,831	$110,616	$96,582
Graphics Segment	61,883	63,002	63,437

	164,714	173,618	160,019
Corporate	7,923	1,114	2,757

	$172,637	$174,732	$162,776

Capital expenditures:
Lighting Segment	$3,048	$3,160	$4,647
Graphics Segment	582	1,548	805

	$3,630	$4,708	$5,452

Depreciation and amortization:
Lighting Segment	$5,095	$4,252	$3,836
Graphics Segment	1,879	1,673	1,866

	$6,974	$5,925	$5,702

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes.

NOTE 3 - MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $30,197,000 or 11% of consolidated net sales in fiscal 2005. The Company had a concentration of receivables with the receivable from Wal-Mart being approximately $7.9 million, or about 17% of total net accounts receivable as of June 30, 2005, and approximately $5.1 million, or about 12% of total net accounts receivable as of June 30, 2004.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2005	2004	2003
BASIC EARNINGS PER SHARE

Income before cumulative effect of accounting change	$14,636	$8,690	$7,793
Cumulative effect of accounting change	—	—	18,541

Net income (loss)	$14,636	$8,690	$(10,748)

Weighted average shares outstanding during the period, net of treasury shares	19,782	19,717	19,708

Basic earnings per share before cumulative effect of accounting change	$0.74	$0.44	$0.40
Cumulative effect of accounting change	—	—	(0.95)

Basic earnings (loss) per share	$0.74	$0.44	$(0.55)

DILUTED EARNINGS PER SHARE

Income before cumulative effect of accounting change	$14,636	$8,690	$7,793
Cumulative effect of accounting change	—	—	18,541

Net income (loss)	$14,636	$8,690	$(10,748)

Weighted average shares outstanding during the period, net of treasury shares	19,782	19,717	19,708
Effect of dilutive securities (A): Impact of common shares to be issued under stock option plans, a deferred compensation plan, and contingently issuable shares	305	321	215

Weighted average shares outstanding (B)	20,087	20,038	19,923

Diluted earnings per share before cumulative effect of accounting change	$0.73	$0.43	$0.39
Cumulative effect of accounting change	—	—	(0.93)

Diluted earnings (loss) per share	$0.73	$0.43	$(0.54)

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(B)	Options to purchase 227,851 common shares, 248,160 common shares, and 368,618 common shares at June 30, 2005, 2004, and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2005	2004
Inventories:
Raw materials	$21,143	$25,352
Work-in-process	4,178	5,007
Finished goods	14,131	17,313

	$39,452	$47,672

Accrued Expenses:
Compensation and benefits	$8,594	$8,042
Customer prepayments	1,409	2,141
Accrued sales commissions	1,143	1,100
Other accrued expenses	4,662	2,827

	$15,808	$14,110

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated:

(in thousands)	As of June 30, 2005			As of June 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,502	$2,385	$17,117	$19,712	$2,409	$17,303

Other Intangible Assets	$6,430	$2,200	$4,230	$6,430	$1,720	$4,710

Amortization Expense

Fiscal Year	Other Intangible Assets
2005	$480

2004	$483

2003	$486

Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2005, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total
Balance as of June 30, 2003	$321	$16,982	$17,303
Impairment loss	—	—	—

Balance as of June 30, 2004	321	16,982	17,303
Impairment loss	(186)	—	(186)

Balance as of June 30, 2005	$135	$16,982	$17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2005		June 30, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$2,063	$5,400	$1,613
Trademarks	920	105	920	82
Patents	110	32	110	25

	$6,430	$2,200	$6,430	$1,720

Aggregate amortization expense for other intangible assets was $480,000 in fiscal 2005, $483,000 in fiscal 2004, and $486,000 in fiscal 2003.

The Company expects to record amortization expense of $480,000 related to other intangible assets in each of the next five years following 2005.

NOTE 7 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group, all of which was available as of June 30, 2005. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2006. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2008. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company’s borrowings under its bank credit facilities during fiscal year 2005 averaged approximately $7.8 million at an approximate average borrowing rate of 2.43%.

Long-term debt:

(In thousands)	2005	2004
Revolving Line of Credit (3 year committed line)	$—	$11,554
Less current maturities of long-term debt	—	—

Long-term debt	$—	$11,554

NOTE 8 - SHAREHOLDERS’ EQUITY

The Company has an equity compensation plan that covers all of its full-time employees and non-employee directors. This equity compensation plan replaced two stock option plans that still have outstanding options that may be exercised in the future. The options granted pursuant to this plan are granted at fair market value at date of grant. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,910,188, of which 1,862,463 shares were available for future grant as of June 30, 2005. The plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. The Company awarded a total of 3,700 common shares in fiscal 2005, valued at their approximate $55,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a stock award following their twentieth employment anniversary.

Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123) requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. The fair value of each option on the date of grant has been estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2005, 2004, and 2003.

	2005	2004	2003
Dividend yield	3.29%	2.16%	1.89%
Expected volatility	38%	47%	48%
Risk-free interest rate	3.3%	3.26%	2.93%
Expected life	8 yrs.	4-9 yrs.	8 yrs.

The 377,000 options granted during fiscal 2005 to employees and non-employee directors had, at June 30, 2005, exercise prices ranging from $8.55 to $10.71, fair values ranging from $3.50 to $4.26 per option, and remaining contractual lives of about nine years. The 7,550 options granted during fiscal 2004 to employees and non-employee directors had, at June 30, 2004, exercise prices ranging from $9.60 to $12.99, fair values ranging from $3.33 to $5.40 per option, and remaining contractual lives of four to nine years. At June 30, 2003, the 5,625 options granted during fiscal 2003 to non-employee directors had, at June 30, 2003, exercise prices of $8.59, fair values of $4.01 and remaining contractual lives of about nine years.

Information involving the stock option plans for the years ended June 30, 2005, 2004, and 2003 is shown in the table below:

	2005		2004		2003
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	667	$9.73	734	$9.74	805	$9.78
Granted	377	$9.97	7	$11.73	5	$8.76
Terminated	(8)	$11.57	(23)	$11.68	(65)	$10.46
Exercised	(113)	$9.16	(51)	$9.35	(11)	$8.13

Outstanding at end of year	923	$9.88	667	$9.73	734	$9.74

Exercisable at end of year	520	$9.63	487	$9.44	401	$9.27

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. All Plan investments are in common shares of the Company. As of June 30, 2005 there were 36 participants with either partially or fully vested account balances. A total of 185,535 common shares with a cost of $1,846,000, and 204,492 common shares with a cost of $2,054,000 were held in the Plan as of June 30, 2005 and 2004, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases from compensation deferred into the Plan and the sales of shares for distributions to terminated employees. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan is now subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” and a $775,000 non-cash expense and long-term liability were recorded to reflect the $13.94 per share market price of the Company’s common shares at June 30, 2005.

On August 24, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share as well as a special year end cash dividend of $0.10 per share, both payable September 13, 2005 to shareholders of record on September 6, 2005. Annual cash dividend payments made during fiscal years 2005, 2004, and 2003 were $0.372, $0.264, and $0.192 per share, respectively.

NOTE 9 - LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,342,000 in 2005, $1,920,000 in 2004, and $1,906,000 in 2003. Minimum annual rental commitments under non-cancelable operating leases are: $1,607,000 in 2006, $1,282,000 in 2007, $967,000 in 2008, and $172,000 in 2009, and $2,000 in 2010. There are no commitments beyond 2010. Purchase commitments of the Company totaled $8,540,000 as of June 30, 2005.

NOTE 10 - INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2005	2004	2003
Provision (benefit) for income taxes:
Current federal	$6,851	$3,383	$1,585
Current state and local	778	643	253
Deferred	608	1,081	1,616

	$8,237	$5,107	$3,454

Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	34.1%	34.0%
State and local taxes, net of federal benefit	2.3	3.3	1.6
Federal tax credits	(.3)	(.8)	(5.1)
Goodwill and other	(1.0)	.4	.2

Effective tax rate	36.0%	37.0%	30.7%

The components of deferred income tax assets and (liabilities) at June 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Reserves against current assets	$1,007	$805
Accrued expenses	1,130	794
Depreciation	(5,269)	(5,615)
Goodwill, acquisition costs and intangible assets	1,765	3,051
State net operating loss carryover	769	471
Deferred compensation	1,042	760
Income tax credits	1,194	917
Valuation reserve	(1,194)	(917)

Net deferred income tax asset	$444	$266

Reconciliation to the balance sheets as of June 30, 2005 and 2004:

(In thousands)	2005	2004
Deferred income tax asset (liability) included in:
Other current assets	$2,137	$1,599
Long-term deferred income tax liability	(1,693)	(1,333)

Net deferred income tax asset	$444	$266

As of June 30, 2004, the Company had recorded refundable income taxes as a current asset in the amount of $516,000. The majority of the refundable income taxes related to excess quarterly estimated federal income tax payments made during the year. Such refundable income taxes were applied in fiscal year 2005 to the Company’s quarterly estimated federal income tax payments. As of June 30, 2005 the Company has recorded a current income tax liability of $279,000 that is included in accrued expenses.

As of June 30, 2005 the Company has recorded a deferred New York state income tax asset in the amount of $769,000 related to the approximate $16 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of June 30, 2005 the Company has recorded a deferred New York state income tax asset in the amount of $566,000 related to LSI Lightron’s impaired goodwill that was written off in fiscal 2003. The Company has determined that a valuation reserve is not required as of June 30, 2005 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that the net operating loss tax benefit will, more likely than not, be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need for a valuation reserve.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2005	2004	2003
Cash payments:
Interest	$257	$248	$367
Income taxes	$7,704	$2,360	$2,232

NOTE 12 - LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of June 30, 2005 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company intends to defend this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, has recorded a loss contingency reserve in the amount of $590,000 (approximately $.02 per share, diluted) in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation will be held in the second quarter of fiscal 2006 to determine if the parties can reach a settlement before the lawsuit proceeds to court. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2005	2004	2003
Keating Muething & Klekamp PLL	$215	$166	$155
American Engineering and Metal Working	$519	$20	$4
McRye Development	$5	$76	$71

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30, 2005	June 30, 2004
Keating Muething & Klekamp PLL	$9	$29
American Engineering and Metal Working	$50	$—

The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. McRye Development, which is owned and operated by the brother of the president of the Graphics Segment, provides installation subcontracting services. All related parties provide the Company either products or services at market-based arms-length prices.

NOTE 14 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In thousands except per share data)	Quarter Ended						Fiscal Year
	Sept. 30		Dec. 31	March 31	June 30
2005

Net sales	$68,335		$74,299	$67,814	$71,992		$282,440
Gross profit	17,805		20,006	15,379	19,106		72,296
Net income	3,316		4,792	2,422	4,106	(a)	14,636

Earnings per share
Basic	$0.17		$0.24	$0.12	$0.21		$0.74
Diluted	$0.17		$0.24	$0.12	$0.20		$0.73

Range of share prices
High	$11.62		$11.50	$12.09	$14.36		$14.36
Low	$8.40		$9.48	$9.84	$10.85		$8.40

2004
Net sales	$59,099		$64,116	$51,500	$66,690		$241,405
Gross profit	15,223		18,231	11,810	14,258	(c)	59,522
Net income	2,601		4,006	920	1,163		8,690

Earnings per share
Basic	$0.13		$0.20	$0.05	$0.06		$0.44
Diluted	$0.13		$0.20	$0.05	$0.06		$0.43	(b)

Range of share prices
High	$11.95		$13.63	$14.79	$13.03		$14.79
Low	$8.40		$10.19	$11.15	$9.00		$8.40

2003
Net sales	$56,045		$57,275	$44,228	$55,585		$213,133
Gross profit	15,054		15,020	10,562	14,531		55,167
Income before cumulative effect of accounting change	2,215		2,687	468	2,423		7,793
Net income (loss)	(16,326	)(d)	2,687	468	2,423		(10,748	)(d)

Earnings per share before cumulative effect of accounting change
Basic	$0.11	$0.14	$0.02	$0.12	$0.40
Diluted	$0.11	$0.14	$0.02	$0.12	$0.39

Earnings (loss) per share
Basic	$(0.83)	$0.14	$0.02	$0.12	$(0.55)
Diluted	$(0.82)	$0.14	$0.02	$0.12	$(0.54)

Range of share prices
High	$14.83	$11.60	$11.29	$10.91	$14.83
Low	$7.12	$7.15	$6.59	$6.88	$6.59

(a)	The fourth quarter of fiscal 2005 includes a $775,000 non-cash expense ($469,000 net of taxes) associated with “marking-to-market” the Company’s common shares held in its non-qualified deferred compensation plan in accordance with variable accounting procedures.
(b)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
(c)	The fourth quarter of fiscal 2004 includes $1,086,000 of net unfavorable inventory adjustments in the Lighting Segment.
(d)	See Note 6 for discussion of an accounting change related to goodwill impairment.

At August 18, 2005, there were 385 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.

SELECTED FINANCIAL DATA

(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2005	2004	2003	2002	2001
Net sales	$282,440	$241,405	$213,133	$259,261	$233,940
Cost of products sold	210,144	181,883	157,966	186,838	168,471
Operating expenses	49,084	45,488	43,801	49,039	48,175
Goodwill impairment	186	—	—	—	—

Operating income	23,026	14,034	11,366	23,384	17,294
Interest (income)	(64)	(23)	(259)	(51)	(630)
Interest expense	217	260	378	575	607

Income from continuing operations before income taxes	22,873	13,797	11,247	22,860	17,317
Income taxes	8,237	5,107	3,454	8,674	6,716

Income from continuing operations before cumulative effect of accounting change and discontinued operations	14,636	8,690	7,793	14,186	10,601
Cumulative effect of accounting change, net of tax (a)	—	—	18,541	—	—
Discontinued operations	—	—	—	—	723

Net income (loss)	$14,636	$8,690	$(10,748)	$14,186	$9,878

Earnings per common share from continuing operations before cumulative effect of accounting change and discontinued operations
Basic	$0.74	$0.44	$0.40	$0.72	$0.55
Diluted	$0.73	$0.43	$0.39	$0.71	$0.54

Earnings (loss) per common share
Basic	$0.74	$0.44	$(0.55)	$0.72	$0.51
Diluted	$0.73	$0.43	$(0.54)	$0.71	$0.50
Cash dividends paid per share	$0.37	$0.26	$0.19	$0.19	$0.21

Weighted average common shares
Basic	19,782	19,717	19,708	19,644	19,421
Diluted	20,087	20,038	19,923	20,059	19,731

Balance Sheet Data:

(At June 30)

	2005	2004	2003	2002	2001
Working capital	$67,189	$64,724	$59,633	$55,793	$62,119
Total assets	172,637	174,732	162,776	189,842	181,759
Long-term debt, including current maturities	—	11,554	14,084	18,053	23,990
Shareholders’ equity	138,040	128,863	124,905	139,349	127,193

(a)	See Footnote No. 6 to the financial statements.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended June 30, 2005	$1,264	$403	$(551)	$1,116
Year Ended June 30, 2004	$959	$654	$(349)	$1,264
Year Ended June 30, 2003	$1,644	$1,542	$(2,227)	$959

Inventory Obsolescence Reserve:
Year Ended June 30, 2005	$1,431	$1,804	$(1,672)	$1,563
Year Ended June 30, 2004	$1,301	$1,184	$(1,054)	$1,431
Year Ended June 30, 2003	$1,357	$1,623	$(1,679)	$1,301

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.