Form 10-Q
period 2005-09-30
LSI INDUSTRIES INC
filed 2005-11-07
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES    [  ]    NO    [X]

        As of November 1, 2005 there were 20,178,664 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Consolidated Income Statements Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II. Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6.	Exhibits	27

Signatures		27

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, potential asset impairments, fluctuations in operating results or costs, the outcome of pending litigation, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30
(in thousands, except per share data)	2005	2004

Net sales	$70,900	$68,335

Cost of products sold	52,188	50,530

Gross profit	18,712	17,805

Selling and administrative expenses	12,975	12,294

Goodwill impairment	--	186

Operating income	5,737	5,325

Interest (income)	(96)	(1)

Interest expense	10	63

Income before income taxes	5,823	5,263

Income tax expense	2,154	1,947

Net income	$3,669	$3,316

Earnings per common share (see Note 5)
Basic	$0.18	$0.17

Diluted	$0.18	$0.17

Weighted average common shares
outstanding

Basic	19,905	19,758

Diluted	20,344	19,993

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2005	June 30, 2005

ASSETS

Current Assets
Cash and cash equivalents	$10,222	$7,210
Accounts receivable, net	45,264	46,726
Inventories	41,836	39,452
Other current assets	5,515	5,416

Total current assets	102,837	98,804

Property, Plant and Equipment, net	50,374	51,084

Goodwill, net	17,117	17,117

Intangible Assets, net	4,110	4,230

Other Assets, net	1,398	1,402

	$175,836	$172,637

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$19,870	$15,807
Accrued expenses	13,603	15,808

Total current liabilities	33,473	31,615

Long-Term Debt	--	--
Other Long-Term Liabilities	2,497	2,982

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 19,974,595 and 19,869,513
shares, respectively	56,542	54,405
Retained earnings	83,324	83,635

Total shareholders' equity	139,866	138,040

	$175,836	$172,637

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30

(In thousands)	2005	2004
Cash Flows from Operating Activities
Net income	$3,669	$3,316
Non-cash items included in income
Depreciation and amortization	1,707	1,773
Deferred income taxes	336	31
Deferred compensation plan	869	(276)
Stock option expense	118	--
Issuance of common shares as compensation	10	24
(Gain) on disposition of fixed assets	(13)	(2)
Goodwill impairment	--	186

Changes in
Accounts receivable	1,462	(763)
Inventories	(2,384)	(2,201)
Accounts payable and other	942	(2,889)

Net cash flows from operating activities	6,716	(801)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(877)	(972)
Proceeds from sale of fixed assets	13	2

Net cash flows from investing activities	(864)	(970)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	--	3,460
Cash dividends paid	(3,980)	(1,424)
Exercise of Stock Options	1,377	136
Issuance (Purchase) of treasury shares, net	(237)	248

Net cash flows from financing activities	(2,840)	2,420

Increase in cash and cash equivalents	3,012	649

Cash and cash equivalents at beginning of year	7,210	205

Cash and cash equivalents at end of period	$10,222	$854

Supplemental Cash Flow Information
Interest paid	$11	$66

Income taxes paid	$455	$611

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:     INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations for each of the three months ended September 30, 2005 and 2004, and its cash flows for the three month periods ended September 30, 2005 and 2004. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2005 annual report.

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

Buildings Machinery and equipment Computer software	31-40 years 3-10 years 3-8 years

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

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between fifteen and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 7. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Historically, impairments have been recorded only with respect to goodwill.

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

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity (see Note 11).

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 439,000 shares and 235,000 shares for the three months ended September 30, 2005 and 2004, respectively (see Note 5).

Stock options:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended September 30, 2005 are $118,000 and $74,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.19 and $0.18 per share, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.18 and $0.18 per share, respectively. See further discussion in Note 10.

Prior to July 1, 2005, the company applied the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was reflected in the financial statements as the exercise price of options granted to employees and non-employee directors equaled to the fair market value of the Company’s common shares on the date of grant. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to July 1, 2005, net income and earnings per share for the three month period ended September 30, 2004 would have been as follows:

Three months ended September 30

(In thousands except earnings per share)	2004
Net income as reported	$3,316
Add: Stock-based compensation expense included in reported net income, net of related tax effects	15
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(57)

Pro forma net income	$3,274

Earnings per common share
Basic As reported	$0.17
Pro forma	$0.17
Diluted As reported	$0.17
Pro forma	$0.16

Since SFAS No. 123 was not applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Recent Pronouncements:

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement amends Accounting Research Board (ARB) No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, or the Company’s 2006 fiscal year beginning July 1, 2005. The Company has implemented this statement in the first quarter of fiscal 2006 and did not have any significant impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), [SFAS 123(R)], “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123(R) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first reporting period beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which began July 1, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal year 2006. See further discussion in Note 10.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets and is effective for fiscal periods beginning after June 15, 2005. The Company implemented this statement, but does not have any nonmonetary transactions and therefore there was no impact on its financial condition or results of operations.

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

Cmprehensive income:

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

NOTE 3:     MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $7,472,000, or 11% of consolidated net sales in the three month period ended September 30, 2005.

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

The Lighting Segment manufactures and sells primarily proprietary exterior and interior lighting fixtures and systems. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, menu board systems and active digital signage. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 25% and 23% of total net sales concentrated in this market in the three month periods ended September 30, 2005 and 2004, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

        The following information is provided for the following periods:

	Three Months Ended September 30
(In thousands)	2005	2004

Net sales:
Lighting Segment	$49,383	$44,754
Graphics Segment	21,517	23,581

	$70,900	$68,335

Operating income:
Lighting Segment	$3,580	$2,470
Graphics Segment	2,157	2,855

	$5,737	$5,325

Capital expenditures:
Lighting Segment	$773	$865
Graphics Segment	104	107

	$877	$972

Depreciation and amortization:
Lighting Segment	$1,306	$1,294
Graphics Segment	401	479

	$1,707	$1,773

	September 30, 2005	June 30, 2004

Identifiable assets:
Lighting Segment	$103,275	$102,831
Graphics Segment	61,583	61,883

	164,858	164,714
Corporate	10,978	7,923

	$175,836	$172,637

Operating income of the business segments includes net sales less all operating expenses including allocations of corporate expense, but excluding interest expense. The table above does not include any intercompany sales between business segments.

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

NOTE 5:     EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2005	2004
BASIC EARNINGS PER SHARE

Net income	$3,669	$3,316

Weighted average shares outstanding
during the period, net
of treasury shares	19,905	19,758

Basic earnings per share	$0.18	$0.17

DILUTED EARNINGS PER SHARE

Net income	$3,669	$3,316

Weighted average shares outstanding
during the period, net of
treasury shares	19,905	19,758

Effect of dilutive securities A:
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	439	235

Weighted average shares
outstanding B	20,344	19,993

Diluted earnings per share	$0.18	$0.17

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 1,250 common shares and 291,614 common shares during the three month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 6:     BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2005	June 30, 2005
Inventories
Raw Materials	$21,272	$21,143
Work-in-Process	4,692	4,178
Finished Goods	15,872	14,131

	$41,836	$39,452

Accrued Expenses
Compensation and benefits	$4,579	$8,594
Customer prepayments	1,685	1,409
Accrued Sales Commission	1,194	1,143
Accrued income taxes	2,163	739
Other accrued expenses	3,982	3,923

	$13,603	$15,808

NOTE 7:     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its review of goodwill for possible impairment in fiscal 2006 as of July 1, 2005. The Company determined that it had three reporting units. Based upon this analysis, there was no goodwill impairment in fiscal 2006. The Company’s fiscal 2005 review of goodwill indicated there was full impairment of the recorded net goodwill of one reporting unit in the Lighting Segment. The impairment of $186,000, a non-cash charge, was recorded as an operating expense in the first quarter of fiscal 2005.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of September 30, 2005			As of June 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,502	$2,385	$17,117	$19,502	$2,385	$17,117

Other Intangible
Assets	$6,430	$2,320	$4,110	$6,430	$2,200	$4,230

Amortization Expense of Other Intangible Assets

	September 30, 2005	September 30, 2004
Three Months Ended	$120	$120

Changes in the carrying amount of goodwill for the year ended June 30, 2005 and the three months ended September 30, 2005 by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total

Balance June 30, 2004	$321	$16,982	$17,303

Impairment loss	(186)	--	(186)

Balance as of June 30, 2005	135	16,982	17,117

Impairment loss	--	--	--

Balance as of September 30, 2005	$135	$16,982	$17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2005		June 30, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Customer list	$5,400	$2,175	$5,400	$2,063
Trademarks	920	111	920	105
Patents	110	34	110	32

	$6,430	$2,320	$6,430	$2,200

NOTE 8:      REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of September 30, 2005 all $50 million of this line of credit was available. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2006. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2008. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of September 30, 2005.

NOTE 9:     CASH DIVIDENDS

The Company paid cash dividends of $3,980,000 and $1,424,000 in the three month periods ended September 30, 2005 and 2004, respectively. In October 2005, the Company’s Board of Directors declared a $0.12 per share regular quarterly cash dividend (approximately $2,397,000) payable on November 15, 2005 to shareholders of record November 8, 2005.

NOTE 10:     EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ending prior to July 1, 2005 have not been restated. Prior to July 1, 2005, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for

Stock Issued to Employees”) and booked no compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,873,927 shares were available for future grant or award as of September 30, 2005. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of September 30, 2005, a total of 791,119 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 403,957 options for common shares were vested and exercisable. The approximate unvested stock option expense as of September 30, 2005 that will be recorded as expense in future periods is $1,024,000. The weighted average time over which this expense will be recorded is approximately 18 months.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123) was effective for the Company through June 30, 2005 and required, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. See Note 1 for this information. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in fiscal 2005. There were no stock option grants in fiscal 2006.

	Three Months Ended 9/30/04
Dividend yield	2.44%
Expected volatility	44.70%
Risk-free interest rate	3.61%
Expected life	8 yrs	.

At September 30, 2004, the 1,500 options granted in the first three months of fiscal 2005 to a non-employee director had an exercise price of $8.55, a fair value of $3.50, and remaining contractual life of about nine years and ten months.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after June 15, 2005. Accordingly, an expense of $118,000 was recorded in the first quarter of fiscal 2006. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets. The Company records stock option expense using a straight line Black-Scholes method with an estimated 2% forfeiture rate. The expected volatility of the Company’s stock will be calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

Information related to all stock options for the quarter ended September 30, 2005 is shown in the table below:

	Three Months Ended September 30, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at 6/30/05	923	$ 9.88
Granted	--	$ --
Forfeitures	(14)	$ 10.19
Exercised	(118)	$ 9.00

Outstanding at 9/30/05	791	$ 10.01	6.9 years

Exercisable at 9/30/05	404	$ 9.82	5.1 years

The Company received $1,060,000 of cash from employees who exercised 118,000 options during the three months ended September 30, 2005. Additionally, the Company recorded $317,000 of federal income tax benefits (as a reduction of taxes payable and an increase in Additional Paid-in-Capital) related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the quarter ended September 30, 2005 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding unvested stock options at 6/30/05	403	$ 10.20

Granted	--	n/a
Vested	(2)	$ 13.00
Forfeitures	(14)	$ 10.19
Exercised	(--)	n/a

Outstanding unvested stock options at 9/30/05	387	$ 10.19	8.7 years

Stock Compensation Awards

The Company awarded a total of 716 common shares in the first quarter of fiscal 2006, valued at their approximate $10,300 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of September 30, 2005 there were 35 participants with fully vested account balances. A total of 198,900 common shares with a cost of $2,084,000, and 185,535 common shares with a cost of $1,846,000 were held in the Plan as of September 30, 2005 and June 30, 2005, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. No such expense was recorded in the first quarter of fiscal 2005. For the full fiscal year 2006, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During the three months ended September 30, 2005 the Company used approximately $265,000 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11:     LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of September 30, 2005 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company intends to defend this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, has recorded a loss contingency reserve in the amount of $590,000 (approximately $.02 per share, diluted) in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation was held early in the second quarter of fiscal 2006 to determine if the parties can reach a settlement before the lawsuit proceeds to court. No settlement was reached. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

Refer to “Safe Harbor” statement following the index in front of this Form 10-Q.

Net Sales by Business Segment
(In thousands, unaudited)

	Three Months Ended September 30
	2005	2004
Lighting Segment	$49,383	$44,754
Graphics Segment	21,517	23,581

	$70,900	$68,335

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

        Net sales of $70,900,000 in the first quarter of fiscal 2006 increased 4% from fiscal 2005 first quarter net sales of $68,335,000. Lighting Segment net sales increased 10% to $49,383,000 and Graphics Segment net sales decreased 9% to $21,517,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 25% and 23% of fiscal 2006 and 2005 first quarter net sales, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 11% in the first quarter from last year’s same period to $17.6 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

        The $4.6 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $3.2 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores, Inc.), as well as a $1.8 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $7.5 million or 11% of the Company’s total net sales in the first quarter of fiscal 2006.

        The $2.1 million decrease in Graphics Segment net sales is primarily the net result of the effect of increased graphics net sales to the petroleum / convenience store market ($1.6 million), decreased menu board sales for two large fast food restaurant systems ($1.4 million), and decreased net sales to certain retail store customers (approximately $2.6 million, with about $0.7 million of this decrease related to a national drug store retailer for its re-branding program that is now complete). Decreases in net sales for these customers generally means that a larger roll out graphics program has been completed and sales are now reflective of ongoing business levels.

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

        Gross profit of $18,712,000 in the first quarter of fiscal 2006 increased 5% from last year, and increased as a percentage of net sales to 26.4% in fiscal 2006 as compared to 26.1% in the same period last year. The increase in amount of gross profit is due primarily to the 4% net increase in net sales (made up of a 10% increase in the Lighting Segment and a 9% decrease in the Graphics Segment), product mix resulting in a lower content of material in cost of sales, substantially improved performance in the Company’s New York facility, partially offset by lower margins on installation revenue. While the Company instituted sales price increases on select lighting products in fiscal 2005, increased manufacturing wages ($0.7 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and increased manufacturing expenses ($0.2 million of factory supplies, and $0.1 million of repairs & maintenance) partially offset the favorable influences on the Company’s gross profit margin.

        Selling and administrative expenses in the first quarter of fiscal year 2006 increased $0.7 million and increased as a percentage of net sales to 18.3% from 18.0% in the same period last year. The first quarter of fiscal 2006 had two new non-cash charges: (1) a $573,000 expense related to variable accounting treatment for the Deferred Compensation Plan as the investments of this Plan in common shares of the Company were “marked-to-market” through September 9, 2005 when the Plan was amended to eliminate this variable accounting treatment and any similar charge in the future; and (2) stock option expense, which will be ongoing in future periods, of $118,000 as the Company implemented Statement of Financial Accounting Standards No. 123(R) on Share Based Payments. Otherwise, employee compensation and benefits expense decreased $0.5 million in the first quarter of fiscal 2006 as compared to the same period last year. Increased sales commissions ($0.4 million) and increased professional and legal fees ($0.3 million) were partially offset by reductions of other expenses in the first quarter of fiscal 2006.

        The Company completed its annual goodwill impairment test as of July 1, 2005 as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and determined there was no impairment of goodwill. The Company did record an impairment of $186,000 in the first quarter of fiscal 2005. See Note 7 to the financial statements for additional information.

        The Company reported interest income of $96,000 in the first quarter of fiscal 2006 from short term cash investments as there was no debt during the period. The Company was in a borrowing position in fiscal 2005 and recorded $63,000 of interest expense in the first quarter of fiscal 2005. The effective tax rate in the first quarters of both fiscal 2006 and 2005 was 37.0%.

        Net income increased 11% in the first quarter of fiscal 2006 to $3,669,000 as compared to $3,316,000 in the same period last year. The increase is primarily the result of increased gross profit on increased net sales, and net interest income as compared to net interest expense last year, partially offset by increased operating expenses, and income taxes. Diluted earnings per share was $0.18 in the first quarter of fiscal 2006 as compared to $0.17 per share in the same period last year, a 6% increase. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2006 were 20,344,000 shares as compared to 19,993,000 shares in the same period last year.

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

        At September 30, 2005 the Company had working capital of $69.4 million, compared to $67.2 million at June 30, 2005. The ratio of current assets to current liabilities was 3.07 to 1 as compared to a ratio of 3.13 to 1 at June 30, 2005. The increase in working capital was primarily related to a significant increase in cash ($3.0 million), increased inventories ($2.4 million), increased other current assets ($0.1 million) and decreased accrued expenses ($2.2 million), partially offset by decreased accounts receivable ($1.5 million), and increased accounts payable ($4.1 million). The $1.5 million decrease in accounts receivable is due to higher fourth quarter fiscal 2005 net sales as compared to first quarter fiscal 2006 and a reduction in the Company’s DSO (days sales outstanding), which was 55 days at September 30, 2005 as compared to 59 days at June 30, 2005. As a result of the various customer programs the Company is currently working on, inventory increased in the first quarter of fiscal 2006 by $2.4 million. Raw materials inventories increased $0.1 million, work in process increased $0.5 million, and finished goods inventories increased about $1.8 million since the end of fiscal 2005.

        The Company generated $6.7 million of cash from operating activities in the first quarter of fiscal 2006 as compared to a use of cash of $0.8 million in the same period last year. The $7.5 million increase in net cash flows from operating activities in the first quarter of fiscal 2006 is primarily the net result of increased net income ($0.4 million favorable), a decrease in accounts receivable (favorable change of $2.2 million), more of an increase in inventories (unfavorable change of $0.2 million), a net increase in accounts payable and accrued expenses rather than a decrease last year (favorable change of $3.8 million), a larger increase in net deferred income tax liabilities ($0.3 million favorable), and a favorable change of $1.0 million related to non-cash charges for the Company’s non-qualified deferred compensation plan and stock option expense.

        Net accounts receivable were $45.3 million and $46.7 million at September 30, 2005 and June 30, 2005, respectively. The 3% decrease in receivables is due to the net result of decreased sales of the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 as well as the timing of customer payments. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at September 30, 2005 increased $2.4 million from June 30, 2005 levels. An inventory increase of about $0.6 million occurred in the Lighting Segment, and Graphics Segment inventories increased about $1.8 million in the first quarter of fiscal 2006. The $4.1 million increase in accounts payable from June 30, 2005 to September 30, 2005 is related to the timing of both purchases of inventory and payments to suppliers.

        Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, all of which was available as of November 1, 2005. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2008 and a $20 million credit facility with an annual renewal in the third quarter of fiscal 2006. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2006 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        Capital expenditures of $0.9 million in the first quarter of fiscal 2006 compare to $1.0 million in the same period of fiscal 2005. Fiscal 2006 spending is primarily for tooling and equipment. The Company intends to expand its graphics facility in Rhode Island late in fiscal 2006, thereby increasing expected fiscal 2006 capital expenditures to the range of $7.0 to $8.0 million, exclusive of business acquisitions.

        The Company used $2.8 million of cash related to financing activities in the first quarter of fiscal 2006 as compared to a generation of $2.4 million in the same period of fiscal 2005. The $5.2 million change between years is primarily the net result of no borrowings on the Company’s line of credit (unfavorable $3.5 million), increased cash dividend payments (unfavorable $2.6 million) pursuant to the Company’s increased indicated annual dividend payment amount, and increased net cash flow from the exercise of stock options and issuance or purchase of common shares pursuant to compensation programs (favorable $0.7 million).

        On October 25, 2005 the Board of Directors declared a regular quarterly cash dividend of $0.12 per share (approximately $2,397,000) payable November 15, 2005 to shareholders of record on November 8, 2005. During the first quarter of fiscal 2006, the Company paid cash dividends of $3,980,000, as compared to $1,424,000 in the same period last year. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Critical Accounting Policies and Estimates

        The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company continually reviews these estimates and their underlying assumptions to ensure they remain appropriate. The Company believes the items discussed below are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment. Significant changes in the estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

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

        The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is typically recognized when the product is installed. In a few isolated situations or programs, product revenue is recognized when the product is shipped rather than after it has been installed, because by signed agreement the customer has taken title to and risk of ownership for the product at the time of shipment. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the revenue recognition criteria. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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

Asset Impairment

        Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which was adopted on July 1, 2002. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. A goodwill impairment charge of $186,000 was recorded in fiscal 2005 resulting from the Company’s fiscal 2005 SFAS No. 142 annual review. See Note 7 to the financial statements for further discussion.

        Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on July 1, 2002. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There have been no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement amends Accounting Research Board (ARB) No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, or the Company’s 2006 fiscal year beginning July 1, 2005. The Company did not have any significant impact on its financial condition or results of operations when it was implemented.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions. SFAS No. 123(R) (revised 2004) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is effective for the first fiscal year beginning after June 15, 2005, or the Company’s first quarter of fiscal 2006 which begins July 1, 2005. The Company implemented SFAS No. 123(R) in the first quarter of fiscal 2006 and recorded stock option expense consistent with what had previously been reported in a proforma manner in a note to the financial statements. See Note 10 for further discussion.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets and is effective for fiscal periods beginning after June 15, 2005. The Company implemented this statement, but does not have any nonmonetary transactions and therefore there was no impact on its financial condition or results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Nothing to report.

ITEM 4.     CONTROLS AND PROCEDURES.

        An evaluation was performed as of September 30, 2005 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, these disclosure controls and procedures were found to be effective.

        There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the first quarter of fiscal 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/05 to 7/31/05	580	$15.23	580	(1)
8/1/05 to 8/31/05	576	$15.44	576	(1)
9/1/05 to 9/30/05	14,802	$16.73	14,802	(1)
Total	15,958	$16.63	15,958	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At September 30, 2005 the Plan held 198,900 shares of the Company.

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

November 4, 2005