Form 10-Q
period 2006-03-31
LSI INDUSTRIES INC
filed 2006-05-05
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

        As of May 1, 2006 there were 20,019,741 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements
	Condensed Consolidated Income Statements Condensed Consolidated Balance Sheets Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements	3 4 5 6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6.	Exhibits	29

Signatures		30

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands, except per share data)	2006	2005	2006	2005

Net sales	$ 64,504	$ 67,814	$ 208,726	$ 210,448

Cost of products sold	49,451	52,435	156,124	157,258

Gross profit	15,053	15,379	52,602	53,190

Selling and administrative expenses	11,534	12,165	37,230	36,786

Goodwill impairment	--	--	--	186

Operating income	3,519	3,214	15,372	16,218

Interest (income)	(163)	(18)	(358)	(29)

Interest expense	11	50	34	195

Income before income taxes	3,671	3,182	15,696	16,052

Income tax expense	1,256	760	5,706	5,522

Net income	$ 2,415	$ 2,422	$ 9,990	$ 10,530

Earnings per common share (see Note 5)

Basic	$ 0.12	$ 0.12	$ 0.50	$ 0.53

Diluted	$ 0.12	$ 0.12	$ 0.49	$ 0.53

Weighted average common shares
outstanding

Basic	20,201	19,780	20,159	19,771

Diluted	20,393	20,109	20,400	20,043

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2006	June 30, 2005

ASSETS
Current Assets
Cash and cash equivalents	$ 5,465	$ 7,210
Short-term investments	9,000	--
Accounts receivable, net	41,108	46,726
Inventories	39,618	39,452
Other current assets	6,001	5,416

Total current assets	101,192	98,804

Property, Plant and Equipment, net	49,457	51,084

Goodwill, net	17,117	17,117

Intangible Assets, net	3,871	4,230

Other Assets, net	1,398	1,402

TOTAL ASSETS	$173,035	$172,637

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 16,006	$ 15,807
Accrued expenses	12,445	15,808

Total current liabilities	28,451	31,615

Long-Term Debt	--	--
Long-Term Deferred Tax Liabilities	1,999	1,693
Other Long-Term Liabilities	495	1,289

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 20,006,103 and 19,869,513
shares, respectively	57,242	54,405
Retained earnings	84,848	83,635

Total shareholders' equity	142,090	138,040

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$173,035	$172,637

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In thousands)	2006	2005
Cash Flows from Operating Activities
Net income	$9,990	$10,530
Non-cash items included in income
Depreciation and amortization	5,093	5,262
Deferred income taxes	396	(440)
Deferred compensation plan	985	(183)
Stock option expense	340	--
Issuance of common shares as compensation	31	44
(Gain) loss on disposition of fixed assets	14	49
Goodwill impairment	--	186

Changes in
Accounts receivable	5,618	592
Inventories	(166)	3,226
Accounts payable and other	(4,629)	2,265

Net cash flows from operating activities	17,672	17,001

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,144)	(2,858)
Proceeds from sale of fixed assets	23	125
Purchases of short-term investments	(9,000)	--

Net cash flows from investing activities	(12,121)	(2,733)

Cash Flows from Financing Activities
Payment of long-term debt	--	(12,014)
Proceeds from issuance of long-term debt	--	3,460
Cash dividends paid	(8,777)	(4,825)
Exercise of stock options	1,763	274
Issuance (purchase) of treasury shares, net	(282)	231

Net cash flows from financing activities	(7,296)	(12,874)

Increase (decrease) in cash and cash equivalents	(1,745)	1,394

Cash and cash equivalents at beginning of year	7,210	205

Cash and cash equivalents at end of period	$5,465	$1,599

Supplemental Cash Flow Information
Interest paid	$38	$160

Income taxes paid	$5,348	$4,616

Issuance of common shares as compensation	$31	$44

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of its operations for each of the three and nine month periods ended March 31, 2006 and 2005, and its cash flows for the nine month periods ended March 31, 2006 and 2005. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2005 annual report. Financial information as of June 30, 2005 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	3/31/06	6/30/05
Accounts receivable	$42,178	$47,842
less Allowance for doubtful accounts	(1,070)	(1,116)

Accounts receivable, net	$41,108	$46,726

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	3/31/06	6/30/05
Property, plant and equipment, at cost	$98,299	$96,202
less Accumulated depreciation	(48,842)	(45,118)

Property, plant and equipment, net	$49,457	$51,084

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 192,000 shares and 329,000 shares for the three months ended March 31, 2006 and 2005, respectively, and 241,000 shares and 272,000 shares for the nine months ended March 31, 2006 and 2005, respectively (see Note 5).

Stock options:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ended prior to July 1, 2005 have not been retroactively adjusted. As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the periods indicated below are lower by the amounts indicated than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.”

(In thousands)	Effect on
Period	Income Before Income Taxes	Net Income
Three months ended September 30, 2005	$(118)	$(74)
Three months ended December 31, 2005	(137)	(87)
Three months ended March 31, 2006	(85)	(55)

Nine months ended March 31, 2006	$(340)	$(216)

The Company recorded $380,000 in the first nine months of fiscal 2006 as a reduction of income taxes payable, $373,000 as an increase in additional paid in capital, and $7,000 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $373,000. See further discussion in Note 10.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to July 1, 2005, net income and earnings per share for the three month and nine month periods ended March 31, 2005 would have been as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
(In thousands except earnings per share)

Net income as reported	$2,422	$10,530
Add: Stock-based compensation
expense included in reported net
income, net of related tax effects	7	28
Deduct: Total stock-based compensation
determined under the fair value based
method for all awards, net of tax effects	(96)	(321)

Pro forma net income	$2,333	$10,237

Earnings per common share
Basic
As reported	$0.12	$0.53
Pro forma	$0.12	$0.52
Diluted
As reported	$0.12	$0.53
Pro forma	$0.12	$0.51

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for the accounting for and reporting of a direct effect of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, or the Company’s first quarter of fiscal year 2007 which begins July 1, 2006. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after June 30, 2006.

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

NOTE 3:    MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $7,297,000, or 11%, and $21,866,000 or 10% of consolidated net sales in the three month and nine month periods, respectively, ended March 31, 2006. Additionally, the balance of accounts receivable from Wal-Mart Stores as of March 31, 2006 was approximately $4,522,000 or 11% of net accounts receivable.

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

The Lighting Segment manufactures and sells primarily proprietary exterior and interior lighting fixtures and systems. The Graphics Segment manufactures and sells custom exterior and interior graphics and visual image elements, menu board systems and active digital signage. The Company’s most significant market to which both the Lighting and Graphics Segments sell products and services, is the petroleum / convenience store market with approximately 24% and 21% of total net sales concentrated in this market in the three month periods ended March 31, 2006 and 2005, respectively, and approximately 25% and 25% of total net sales concentrated in this market in the nine month periods ended March 31, 2006 and 2005, respectively. The strategy of selling both lighting and graphics to customers in the implementation, roll out or refurbishment of their exterior and/or interior visual image programs continues to be very important to the Company.

The following information is provided for the following periods:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
(In thousands)

Net sales:
Lighting Segment	$45,897	$40,235	$145,065	$131,913
Graphics Segment	18,607	27,579	63,661	78,535

	$64,504	$67,814	$208,726	$210,448

Operating income:
Lighting Segment	$2,055	$514	$9,537	$5,880
Graphics Segment	1,464	2,700	5,835	10,338

	$3,519	$3,214	$15,372	$16,218

Capital expenditures:
Lighting Segment	$565	$511	$1,736	$2,440
Graphics Segment	931	165	1,408	418

	$1,496	$676	$3,144	$2,858

Depreciation and amortization:
Lighting Segment	$1,271	$1,255	$3,888	$3,819
Graphics Segment	400	487	1,205	1,443

	$1,671	$1,742	$5,093	$5,262

	March 31, 2006	June 30, 2005
Identifiable assets:
Lighting Segment	$99,113	$102,831
Graphics Segment	58,626	61,883

	157,739	164,714
Corporate	15,296	7,923

	$173,035	$172,637

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

NOTE 5:    EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
BASIC EARNINGS PER SHARE

Net income	$2,415	$2,422	$9,990	$10,530

Weighted average shares outstanding
during the period, net
of treasury shares	20,201	19,780	20,159	19,771

Basic earnings per share	$0.12	$0.12	$0.50	$0.53

DILUTED EARNINGS PER SHARE

Net income	$2,415	$2,422	$9,990	$10,530

Weighted average shares outstanding
during the period, net of
treasury shares	20,201	19,780	20,159	19,771

Effect of dilutive securities (A):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	192	329	241	272

Weighted average shares
outstanding (B)	20,393	20,109	20,400	20,043

Diluted earnings per share	$0.12	$0.12	$0.49	$0.53

(A)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase Common Shares at the average market price during the period.

(B)	Options to purchase 9,125 common shares and 242,945 common shares during the three month periods ended March 31, 2006 and 2005, respectively, and options to purchase 3,000 common shares and 262,567 common shares during the nine month periods ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

NOTE 6:     BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	March 31, 2006	June 30, 2005
Cash and Cash Equivalents
Cash and cash equivalents	$1,597	$7,210
Money market investment (a)	3,868	--

Total Cash and Cash
Equivalents	$5,465	$7,210

Short-Term Investments	$9,000	$--

Inventories
Raw materials	$21,220	$21,143
Work-in-process	3,758	4,178
Finished goods	14,640	14,131

	$39,618	$39,452

Accrued Expenses
Compensation and benefits	$6,011	$8,594
Customer prepayments	1,214	1,409
Accrued sales commissions	1,070	1,143
Other accrued expenses	4,150	4,662

	$12,445	$15,808

(a)	Represents cash investments in a money market fund with daily liquidity.

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

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of March 31, 2006			As of June 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$19,502	$2,385	$17,117	$19,502	$2,385	$17,117

Other Intangible
Assets	$6,430	$2,559	$3,871	$6,430	$2,200	$4,230

	Amortization Expense of Other Intangible Assets
	March 31, 2006	March 31, 2005
Three Months Ended	$120	$120

Nine Months Ended	$359	$360

Changes in the carrying amount of goodwill for the year ended June 30, 2005 and the nine months ended March 31, 2006 by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Total
Balance June 30, 2004	$321	$16,982	$17,303
Impairment loss	(186)	--	(186)

Balance as of June 30, 2005	135	16,982	17,117
Impairment loss	--	--	--

Balance as of March 31, 2006	$135	$16,982	$17,117

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2006		June 30, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$2,400	$5,400	$2,063
Trademarks	920	122	920	105
Patents	110	37	110	32

	$6,430	$2,559	$6,430	$2,200

NOTE 8:    REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. As of March 31, 2006 all $50 million of this line of credit was available. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2007. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2009. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.

Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of March 31, 2006.

NOTE 9:    CASH DIVIDENDS

The Company paid cash dividends of $8,777,000 and $4,825,000 in the nine month periods ended March 31, 2006 and 2005, respectively. In April 2006, the Company’s Board of Directors declared a $0.12 per share regular quarterly cash dividend (approximately $2,401,000) payable on May 16, 2006 to shareholders of record May 9, 2006.

NOTE 10:    EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ended prior to July 1, 2005 have not been retroactively adjusted. Prior to July 1, 2005, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and booked no compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,869,158 shares were available for future grant or award as of March 31, 2006. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of March 31, 2006, a total of 761,944 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 495,993 options for common shares were vested and exercisable. The approximate unvested stock option expense as of March 31, 2006 that will be recorded as expense in future periods is $908,000. The weighted average time over which this expense will be recorded is approximately 15 months.

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

	Three Months Ended				Nine Months Ended
	3/31/06		3/31/05		3/31/06		3/31/05
Dividend yield	3.58%		2.55%		3.58%		2.55%
Expected volatility	39.72%		45%		39.72%		45%
Risk-free interest rate	4.46%		3.3%		4.46%		3.3%
Expected life	7-1/2	yrs.	8	yrs.	7-1/2	yrs.	8	yrs.

At March 31, 2006, the 6,000 options granted in the first nine months of fiscal 2006 to non-employee directors had exercise prices of $17.02, fair values of $5.63, and remaining contractual lives of approximately nine years and eight months.

At March 31, 2005, the 377,000 options granted in the first nine months of fiscal 2005 to both employees and non-employee directors had exercise prices ranging from $8.55 to $10.71, fair values ranging from $3.55 to $4.37, and remaining contractual lives of approximately nine and one-half years.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after June 15, 2005. Accordingly, expense of $118,000, $137,000, and $85,000 were recorded in the first, second and third quarters of fiscal 2006, respectively. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets. The Company records stock option expense using a straight line Black-Scholes method with an estimated 2% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

Information related to all stock options for the nine months ended March 31, 2006 is shown in the table below:

	Nine Months Ended March 31, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at 6/30/05	923	$9.88

Granted	6	$17.02
Forfeitures	(17)	$10.25
Exercised	(150)	$9.30

Outstanding at 3/31/06	762	$10.04	6.4 years

Exercisable at 3/31/06	496	$10.08	5.3 years

The Company received $1,390,000 of cash from employees who exercised 149,493 options during the nine months ended March 31, 2006. Additionally, the Company recorded $380,000 of federal income tax benefits (as a reduction of taxes payable, with a $373,000 increase in Additional Paid-in-Capital, and a $7,000 reduction of income tax expense) related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the nine months ended March 31, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding unvested stock options at 6/30/05	403	$10.20

Vested	(120)	$10.71
Forfeitures	(17)	$10.21

Outstanding unvested stock options at 3/31/06	266	$9.97	8.6 years

Stock Compensation Awards

The Company awarded a total of 1,960 common shares in the first nine months of fiscal 2006, valued at their approximate $31,400 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of March 31, 2006 there were 35 participants with fully vested account balances. A total of 200,398 common shares with a cost of $2,129,000, and 185,535 common shares with a cost of $1,846,000 were held in the Plan as of March 31, 2006 and June 30, 2005, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. No such expense was recorded in the first nine months of fiscal 2005 or in the second or third quarters of fiscal 2006. For the full fiscal year 2006, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During the nine months ended March 31, 2006 the Company used approximately $354,000 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11:    LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of March 31, 2006 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company is defending this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, recorded a loss contingency reserve in the amount of $590,000 (approximately $.02 per share, diluted) in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation was held early in the second quarter of fiscal 2006 to determine if the parties could reach a settlement before the lawsuit proceeds to court. No settlement was reached. The Company is now engaged in pre-trial discovery and depositions. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Refer to “Safe Harbor” statement following the index in front of this Form 10-Q.

Net Sales by Business Segment
   (In thousands, unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Lighting Segment	$45,897	$40,235	$145,065	$131,913
Graphics Segment	18,607	27,579	63,661	78,535

	$64,504	$67,814	$208,726	$210,448

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

        Net sales of $64,504,000 in the third quarter of fiscal 2006 decreased 5% from fiscal 2005 third quarter net sales of $67,814,000. Lighting Segment net sales increased 14% to $45,897,000 and Graphics Segment net sales decreased 33% to $18,607,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 24% and 21% of fiscal 2006 and 2005 third quarter net sales, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 10% in the third quarter from last year’s same period to $15.7 million. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

        The $5.7 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $4.7 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including sales to Wal-Mart Stores, Inc.), as well as a $0.7 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $7.3 million or 11% of the Company’s total net sales in the third quarter of fiscal 2006.

        The $9.0 million decrease in Graphics Segment net sales is primarily the result of the effect of decreased sales related to a national drug store retailer for its re-branding program that was completed in the fourth quarter of fiscal 2005 ($5.0 million) and decreased sales related to a quick service restaurant for its menu board enhancement program that was substantially completed in the fourth quarter of fiscal 2005 ($3.5 million). The decrease in net sales related to both of these programs means that these large roll out graphics programs have been completed (in fiscal 2005) and sales are now reflective of the ongoing business level with those two customers.

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

        Gross profit of $15,053,000 in the third quarter of fiscal 2006 decreased 2% from last year, but increased as a percentage of net sales to 23.3% in fiscal 2006 as compared to 22.7% in the same period last year. The decrease in amount of gross profit is due primarily to the net effects of the 5% net decrease in net sales (made up of a 14% increase in the Lighting Segment and a 33% decrease in the Graphics Segment), product mix resulting in a lower content of material in cost of sales and higher labor and manufacturing overhead content, substantially improved performance in the Company’s New York facility, and lower margins on installation revenue. While the Company’s fiscal 2005 sales price increases on select lighting products improved the third quarter fiscal 2006 gross profit, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($0.9 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and other manufacturing expenses ($0.2 million of increased utilities, and $0.3 million reduction of supplies, maintenance and depreciation expense).

        Selling and administrative expenses in the third quarter of fiscal year 2006 decreased $1.2 million and remained at 17.9% as a percentage of net sales. The Company recorded a non-cash charge of $85,000 in the third quarter of fiscal 2006 for stock option expense, whereas in the third quarter of fiscal 2005 the Company disclosed its stock option expense as there was no requirement to record it in the financial statements. Expense related to stock options will continue in future periods through the end of the vesting periods of stock options currently outstanding. Otherwise, employee compensation and benefits expense decreased $0.5 million in the third quarter of fiscal 2006 as compared to the same period last year. Increased sales commissions ($0.4 million) and increased legal fees ($0.4 million, primarily associated with patent litigation) were partially offset by decreased product warranty expense ($0.2 million, primarily in the Lighting Segment) and reductions of other expenses in the third quarter of fiscal 2006. The fiscal 2005 third quarter included a $370,000 gain on recovery of a bad debt from the K-mart bankruptcy, while fiscal 2006 had a much smaller recovery of $99,000 related to the K-mart bankruptcy.

        The Company reported interest income of $163,000 in the third quarter of fiscal 2006 from short term cash and other investments. There was no debt outstanding during the third quarter of fiscal 2006. The Company was in a borrowing position in the third quarter of fiscal 2005 and recorded $32,000 of net interest expense in that period of fiscal 2005. The effective tax rate in the third quarter of fiscal 2006 was 34.2% and in the third quarter of fiscal 2005 was 23.9%, with both rates reflective of favorable adjustment of the Company’s expected effective income tax rate for the full fiscal year.

        Net income decreased 0.3% in the third quarter of fiscal 2006 to $2,415,000 as compared to $2,422,000 in the same period last year. The decrease is primarily the result of decreased gross profit on decreased net sales and increased income taxes, partially offset by decreased operating expenses, and net interest income as compared to net interest expense last year. Diluted earnings per share was $0.12 in the third quarter of fiscal 2006, level with diluted earnings per share in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2006 were 20,393,000 shares as compared to 20,109,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

        Net sales of $208,726,000 in the first nine months of fiscal 2006 decreased 1% from fiscal 2005 nine month net sales of $210,448,000. Lighting Segment net sales increased 10% to $145,065,000 and Graphics Segment net sales decreased 19% to $63,661,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 25% of net sales in the first nine months of both fiscal 2006 and 2005. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 1% in the first nine months of fiscal 2006 to $52.6 million as compared to last year’s same period. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

        The $13.2 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $9.4 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including increased sales to Wal-Mart Stores, Inc.), as well as a $4.0 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $21.9 million or 10% of the Company’s total net sales in the first nine months of fiscal 2006.

        The $14.9 million decrease in Graphics Segment net sales is primarily the result of decreased graphics net sales to the petroleum / convenience store market ($0.4 million), decreased net sales to a national drug store retailer for its re-branding program that was completed in the fourth quarter of fiscal 2005 (approximately $8.5 million) and decreased net sales to a quick service restaurant customer as a menu board enhancement program was substantially completed in fiscal 2005 ($4.0 million). Decreases in net sales to these customers generally means that large roll out graphics programs have been completed and sales are now reflective of ongoing business levels with such customers.

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

        Gross profit of $52,602,000 in the first nine months of fiscal 2006 decreased 1% from last year, and decreased as a percentage of net sales to 25.2% in fiscal 2006 as compared to 25.3% in the same period last year. The decrease in amount of gross profit is due primarily to the net effects of the 1% decrease in net sales (made up of a 10% increase in the Lighting Segment and a 19% decrease in the Graphics Segment), product mix resulting in a lower content of material in cost of sales and higher labor and manufacturing overhead content, and substantially improved performance in the Company’s New York facility. The reduction in Graphics Segment net sales (which historically have carried higher profit margins than Lighting Segment sales), and resulting lower production and manufacturing absorption had a larger negative influence on the Company’s gross profit than the increase in Lighting Segment volume had on the positive side. While the Company’s fiscal 2005 sales price increases on select lighting products improved gross profit in the first nine months fiscal 2006, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($1.8 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and other manufacturing expenses ($0.6 million of increased utilities, and $1.0 million reduction of supplies, maintenance and depreciation expense).

        Selling and administrative expenses in the first nine months of fiscal year 2006 increased $0.4 million and increased as a percentage of net sales to 17.8% from 17.5% in the same period last year. The first nine months of fiscal 2006 had two new non-cash charges: (1) a $573,000 first quarter expense related to variable accounting treatment for the Deferred Compensation Plan; and (2) stock option expense, which will be ongoing in future periods, of $340,000 as the Company implemented Statement of Financial Accounting Standards No. 123(R) on Share Based Payments. Expense related to stock options will continue in future periods through the end of the vesting periods of stock options currently outstanding. Other employee compensation and benefits expense decreased $1.1 million in the first nine months of fiscal 2006 as compared to the same period last year. Increased sales commissions ($1.2 million) and increased professional and legal fees ($0.9 million, primarily for legal costs related to patent litigation) were partially offset by a decreased provision for uncollectible accounts ($0.2 million), decreased expenses associated with advertising and trade shows ($0.2 million), decreased product warranty expense ($0.2 million, primarily in the Lighting Segment) and reductions of other expenses in the first nine months of fiscal 2006. The first nine months of fiscal 2005 included a $370,000 gain on recovery of a bad debt from the K-mart bankruptcy, while the first nine months of fiscal 2006 had a much smaller recovery of $99,000 related to the K-mart bankruptcy. The fiscal 2005 nine months also had a $186,000 expense related to goodwill impairment, for which there was no similar expense in fiscal 2006 (see Note 7 to the financial statements for additional information).

        The Company reported interest income of $358,000 in the first nine months of fiscal 2006 from short term cash and other investments. There was no debt outstanding during the first nine months of fiscal 2006. The Company was in a borrowing position in fiscal 2005 and recorded $195,000 of interest expense in the first nine months of fiscal 2005. The effective tax rate in the first nine months of fiscal 2006 and 2005 was 36.4% and 34.4%, respectively.

        Net income decreased 5% in the first nine months of fiscal 2006 to $9,990,000 as compared to $10,530,000 in the same period last year. The decrease is primarily the result of decreased gross profit on decreased net sales, and increased operating expenses and income taxes, partially offset by net interest income in fiscal 2006 as compared to net interest expense last year. Diluted earnings per share was $0.49 in the first nine months of fiscal 2006 as compared to $0.53 per share in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2006 were 20,400,000 shares as compared to 20,043,000 shares in the same period last year.

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

        At March 31, 2006 the Company had working capital of $72.7 million, compared to $67.2 million at June 30, 2005. The ratio of current assets to current liabilities was 3.56 to 1 as compared to a ratio of 3.13 to 1 at June 30, 2005. The increase in working capital was primarily related to a significant increase in cash and short-term investments ($7.3 million), increased inventories ($0.2 million), increased other current assets ($0.6 million), and decreased accrued expenses ($3.4 million), partially offset by decreased accounts receivable ($5.6 million) and increased accounts payable ($0.2 million). The $5.6 million decrease in accounts receivable is due to higher fourth quarter fiscal 2005 net sales as compared to third quarter fiscal 2006 and a reduction in the Company’s DSO (days sales outstanding), which was 52 days at March 31, 2006 as compared to 59 days at June 30, 2005. As a result of the various customer programs the Company is currently working on, inventory increased in the nine months of fiscal 2006 by $0.2 million.

        The Company generated $17.7 million of cash from operating activities in the first nine months of fiscal 2006 as compared to $17.0 million in the same period last year. The $0.7 million increase in net cash flows from operating activities in the first nine months of fiscal 2006 is primarily the net result of decreased net income ($0.5 million unfavorable), a larger decrease in accounts receivable (favorable change of $5.0 million), an increase in inventories rather than a decrease (unfavorable change of $3.4 million), a net decrease in accounts payable and accrued expenses rather than a net increase (unfavorable change of $6.9 million), a larger increase in net deferred income tax liabilities ($0.8 million favorable), and a favorable change of $1.1 million related to non-cash charges for the Company’s non-qualified deferred compensation plan and stock option expense.

        Net accounts receivable were $41.1 million and $46.7 million at March 31, 2006 and June 30, 2005, respectively. The 12% decrease in net receivables is due to the net result of decreased sales in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 as well as the timing of customer payments. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

        Inventories at March 31, 2006 increased $0.2 million from June 30, 2005 levels. An inventory increase occurred in the Graphics Segment of approximately $1.3 million, while the Lighting Segment had an approximate $1.1 million decrease. The $3.2 million decrease in accounts payable and accrued expenses from June 30, 2005 to March 31, 2006 is primarily related to reductions in accrued compensation and benefits, as well as accrued income taxes, both of which experienced significant payment activity in the nine months of the fiscal year.

        Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, all of which was available as of May 1, 2006. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2009 and a $20 million credit facility expiring in the third quarter of fiscal 2007. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2006 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

        The Company used $12.1 million of cash related to investing activities in the first nine months of fiscal 2006 as compared to $2.7 million in the same period last year. Capital expenditures of $3.1 million in the first nine months of fiscal 2006 compare to $2.9 million in the same period of fiscal 2005. Spending in both periods is primarily for tooling and equipment. The Company intends to begin an expansion of its graphics facility in Rhode Island in fiscal 2007, thereby increasing expected fiscal 2007 capital expenditures from what otherwise would occur, exclusive of business acquisitions. The Company used $9.0 million of cash in the first nine months of fiscal 2006 to make a short term investment in high grade government backed bonds. This investment is tax free (federal), has interest rates that reset weekly, and the Company has a seven day put option.

        The Company used $7.3 million of cash related to financing activities in the first nine months of fiscal 2006 as compared to $12.9 million in the same period of fiscal 2005. The $5.6 million change between years is primarily the net result of no borrowings or payments on the Company’s line of credit in fiscal 2006 (favorable $8.6 million), increased cash dividend payments (unfavorable $4.0 million), and increased net cash flow from the exercise of stock options and issuance or purchase of common shares pursuant to compensation programs (favorable $1.0 million).

        On April 26, 2006 the Board of Directors declared a regular quarterly cash dividend of $0.12 per share (approximately $2,401,000) payable May 16, 2006 to shareholders of record on May 9, 2006. During the first nine months of fiscal 2006, the Company paid cash dividends of $8,777,000, as compared to $4,825,000 in the same period last year. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

        As of June 30, 2005 the Company recorded a deferred New York state income tax asset in the amount of $769,000 related to the approximate $16 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of June 30, 2005 the Company recorded a deferred New York state income tax asset in the amount of $566,000 related to LSI Lightron’s impaired goodwill that was written off in fiscal 2003. In order to fully recognize these deferred assets recorded on its financial statements, the Company must generate taxable income sufficient to utilize the net operating loss carry over on LSI Lightron’s New York income tax return before they expire on a layered basis in the period of fiscal 2016 to fiscal 2021. The Company has determined that a valuation reserve is not required as of March 31, 2006 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that the net operating loss tax benefit will, more likely than not, be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need for a valuation reserve.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Nothing to report.

ITEM 4.    CONTROLS AND PROCEDURES.

        An evaluation was performed as of March 31, 2006 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

        There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the third quarter of fiscal 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/06 to 1/31/06	--	--	--	--
2/1/06 to 2/28/06	861	$14.59	861	(1)
3/1/06 to 3/31/06	454	$15.35	454	(1)
Total	1,315	$14.85	1,315	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At March 31, 2006 the Plan held 200,398 shares of the Company.

ITEM 6.    EXHIBITS

a)	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

May 4, 2006