Form 10-K
period 2006-06-30
LSI INDUSTRIES INC
filed 2006-09-08
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio

IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio 45242

(513) 793-3200

Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares

(no par value)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at August 28, 2006, was approximately $                     based upon the closing sale price as reported on The Nasdaq Stock Market.

At August 28, 2006 there were                      shares of no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2006 annual meeting are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.

2006 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses and the other risk factors that are identified herein. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

We believe that national retailers and niche market companies are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting and professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to combine standard, high-production lighting products, custom graphics applications and professional services to create complete customer-focused visual image solutions. We also offer products and services on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine graphics and lighting products and professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities, lighting products and professional services through acquisitions and internal development.

Our business is organized in three segments: the Lighting Segment, which represented 70% of our fiscal 2006 net sales; the Graphics Segment, which represented 30% of our fiscal 2006 net sales; and the Technology Segment, which represented less than one-half percent of our fiscal 2006 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 25%, 25%, and 28% of total net sales concentrated in this market in the fiscal years ended June 30, 2006, 2005, and 2004, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page S-27 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2006	2005	2004
Lighting Segment	$195,805	$177,021	$159,748
Graphics Segment	83,418	105,419	81,657
Technology Segment	1,247	—	—

Total Net Sales	$280,470	$282,440	$241,405

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

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different lamps, including high-intensity discharge metal-halide lamps. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

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

The $18.8 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $10.1 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores, Inc.), as well as an $8.9 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006.

The increase in Lighting Segment net sales in fiscal 2005 as compared to fiscal 2004 is attributed primarily to increased sales to our national account (including net sales of approximately $30.2 million, or 11% of the Company’s total net sales, to Wal-Mart Stores, Inc.) and niche market business, as well as to increased sales to the commercial and industrial markets.

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

The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics, LSI Integrated Graphic Systems, LSI Images and LSI Adapt.

The $22.0 million decrease in Graphics Segment net sales in fiscal 2006 as compared to fiscal 2005 is primarily the result of the $14 million re-branding program related to a national drug store retailer and the $7 million menu board enhancement program being completed in fiscal 2005 and not replaced or repeated in fiscal 2006.

The $23.8 million increase in Graphics Segment net sales in fiscal 2005 as compared to fiscal 2004 was primarily the result of the effect of increased graphics net sales to the petroleum / convenience store market ($0.4 million), and increased net sales to retail store customers (approximately $19.8 million, with over $14 million of this increase related to a national drug store retailer for its re-branding program and approximately $7 million related to a menu board enhancement program).

Technology Segment

The Technology Segment was created on June 26, 2006 when the Company acquired substantially all the net assets of SACO Technologies, Inc., which it renamed LSI Saco Technologies, at a total purchase price of $45.0 million. The new subsidiary will continue to operate in Montreal, Canada as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED (light emitting diode) technology. LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. The Company acquired SACO Technologies primarily in order to obtain LED technology and also to enter into the large format video screen business for the sports and entertainment markets. This LED technology has significant potential for the Company’s Lighting Segment to be combined with the Company’s existing lighting fixture expertise and technology to develop a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s customers.

Operating results of LSI Saco Technologies are included in fiscal 2006 results for only five days beginning with June 26, 2006, the acquisition date. As a result, the Technology Segment reported net sales of $1,247,000 in fiscal 2006.

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

Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets; including customers such as BP, Chrysler and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

Well-capitalized Balance Sheet. As part of our long-term operating strategy, we believe the Company maintains a conservative capital structure. With a strong equity base, we are able to preserve operating flexibility in times of industry expansion and contraction. In the current business environment, a strong balance sheet demonstrates financial viability to our existing and targeted customers. In addition, a strong balance sheet enables us to continue important R&D and capital spending.

Aggressive Use of Our Image Center Capabilities. Our image center capabilities provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics and lighting into a complete corporate visual image program. Our technologically advanced image centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our vertically integrated business model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing unique customer-oriented products and solutions and outsource certain non-core processes and product components as necessary.

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada, Australia and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products and program management services are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

Manufacturing and Operations

We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. LED products and related software in the Technology Segment are engineered, designed and final-assembled by the Company, while much of the manufacturing is performed by select qualified vendors. We are not dependent on any one supplier for any of our component parts.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electrical components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our technology operation always makes products to order and ships shortly after assembly is complete. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. Customers in the Technology Segment routinely give us cash advances for large projects prior to shipment.

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

Competition

We experience strong competition in all segments of our business, and in all markets served by our product lines. We have many competitors, some of which have greater financial and other resources, however we do not compete with the same companies across our entire product and service offerings. We believe product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.

We have several product and process patents which have been obtained in the normal course of business. In general, we do not believe that patent protection is critical to our business, however we do believe that patent protection is important for a few select products.

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $29.0 million and $21.6 million at June 30, 2006 and 2005, respectively. All orders are believed to be shippable within twelve months.

We have approximately 1,440 full-time and 324 temporary employees as of June 30, 2006. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, cash flows or future results. Any one of these factors could cause the Company’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The markets in which we operate are subject to competitive pressures that could affect selling prices.

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets and financial resources than we have. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several market segments including commercial, industrial, retail, petroleum / convenience store and entertainment. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales and profitability.

Price increases or significant shortages of raw materials and components could adversely affect our operating margin.

The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs, and corrugated cartons. Materials comprise the largest component of costs, representing nearly 55% of the cost of sales in 2006. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change could have an adverse affect on our business.

Approximately 25% of our net sales are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

Difficulties with integrating acquisitions could adversely affect operating costs and expected benefits from those acquisitions.

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability and expand our markets through acquisitions. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability, and may result in higher acquisition prices. The success of these acquisitions we do make will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Therefore, we may not realize the degree or timing of the benefits anticipated when we first enter into a transaction.

If customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.

The Company is committed to product innovation on a timely basis to meet customer demands. Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues. Products or technologies developed by others may render the Company’s products or technologies obsolete or noncompetitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s operating results and competitive position within the industry. More specifically, the development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers, that could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position. In addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

Our business is cyclical and seasonal, and in downward economic cycles our operating profits and cash flows could be adversely affected.

Historically, sales of our products have been subject to cyclical variations caused by changes in general economic conditions. Our revenues in our third quarter ending March 31 are also affected by the impact of weather on construction and installation programs and the annual budget cycles of major customers. The demand for our products reflects the capital investment decisions of our customers, which depend upon the general economic conditions of the markets that our customers serve, including, particularly, the petroleum and convenience store industries. During periods of expansion in construction and industrial activity, we generally have benefited from increased demand for our products. Conversely, downward economic cycles in these industries result in reductions in sales and pricing of our products, which may reduce our profits and cash flow. During economic downturns, customers also tend to delay purchases of new products. The cyclical and seasonal nature of our business could at times adversely affect our liquidity and financial results.

A loss of key personnel or inability to attract qualified personnel could have an adverse affect on our operating results.

The Company’s future success depends on the ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of cost-control results in a very lean workforce. Future success of the Company will depend on, among other factors, the ability to attract and retain other qualified personnel, particularly management, research and development engineers and technical sales professionals. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s results of operations.

The costs of litigation and environmental regulations, if significantly increased, could have an adverse affect on our operating profits.

We are, and may in the future be, a party to any number of legal proceedings and claims, including those involving patent litigation, product liability, employment matters, and environmental matters, which could be significant. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and it could potentially be possible we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has fourteen facilities:

	Description	Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft of office space)	Dallas, TX	Leased .

6)	Grady McCauley office and manufacturing	232,000 sq. ft. (includes 20,000 sq. ft. of office space and 24,000 sq. ft. of leased warehouse space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	170,000 sq. ft. (includes 6,000 sq. ft. of office space and 34,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	71,000 sq. ft. (includes 5,000 sq. ft. of office space and 51,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office)	New Windsor, NY	Owned* and Leased

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	3,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

13)	LSI Saco Technology office and manufacturing	56,000 sq. ft. (includes 32,000 sq. ft. of office and 24,000 sq. ft. of leased warehouse space)	Montreal, Quebec	Leased

*	The land at this facility is leased.

The Company considers these facilities (total of 1,486,000 square feet) adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company has not had any tax penalties assessed by the Internal Revenue Service related to tax shelters that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

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

MDI and ImagePoint claim that LSI infringed upon and violated their patents related to menu board systems. LSI never intentionally or knowingly violated these patents, and when LSI was notified of a possible infringement immediately revised the design of its menu board system so as to not be in violation of the plaintiffs’ patents. LSI extended an offer to settle this patent litigation, to which an unacceptable counter offer was received. A mediation hearing with respect to negotiating a settlement of this dispute was unsuccessful. The Company is currently engaged in pre-trial discovery and depositions, and is defending this case vigorously. The Company is also defending one of its customers in the United States District Court for the Eastern District of Kentucky in a similar patent infringement action brought by ImagePoint. The same issues regarding potential liability and settlement apply to both cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(b)	Common share information appears in Note 16 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-39 of this Form 10-K.

Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-41 of this Form 10-K.

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

At August 18, 2006, there were 379 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders. The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol LYTS.

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2006, as filed with the Commission pursuant to Regulation 14A.

(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 to 4/30/06	496	$17.18	496	(1)
5/1/06 to 5/31/06	291	$16.12	291	(1)
6/1/06 to 6/30/06	402	$16.50	402	(1)
Total	1,189	$16.69	1,189	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

ITEM 6. SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page S-41 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages S-1 through S-10 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s variable rate debt related to the acquisition of SACO Technologies, Inc. on June 26, 2006, the adverse exposure to increasing interest rates has increased considerably.

As of June 30, 2006, substantially all of the Company’s $16,593,000 of debt was subject to interest rate fluctuations. The Company believes the interest rate environment in fiscal 2007 will be one of level or declining interest rates. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt as possible while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No significant supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2006, the raw material component of cost of goods sold subject to price risk was approximately $114 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to the rising material prices, the Company’s Lighting Segment announced price increases ranging from 5% to 7%, depending on the product, effective with June 2005 orders, and an additional 3% to 6% effective with December 2005 orders. Because of continued raw material cost increases, especially in the fourth quarter of fiscal 2006, the Company announced additional selected price increases ranging from 3% to 6% effective with August 2006 orders. The Company’s Graphics Segments generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins. The Technology Segment follows a similar practice.

Foreign Currency Translation Risk

As a result of the Company’s June 26, 2006 acquisition of SACO Technologies, Inc. (headquartered in Montreal, Canada), the Company will be exposed in fiscal 2007 to fluctuations in foreign currency exchange rates in the operation of its Canadian business. However, a substantial amount of SACO’s business is conducted in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data beginning on page S-38 in NOTE 15 of the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of June 30, 2006. We have not conducted an assessment of internal control over financial reporting at LSI Saco Technologies, which was acquired on June 26, 2006. LSI Saco Technologies had approximately $57.8 million of the Company’s total assets as of June 30, 2006 and $1.2 million of the Company’s total net sales in fiscal 2006. See Management’s Report on Internal Control Over Financial Reporting on page S-11 of the accompanying consolidated financial statements.

Changes in Internal Control

There were no changes in LSI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, LSI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2006, as filed with the Commission pursuant to Regulation 14A. With respect to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), also see the information presented in Item 5 (Market for the Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Appear as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

Appear as part of Item 8 of this Form 10-K.

(3)	Exhibit list – listing of exhibits required to be filed with Form 10-K incorporated by reference to Exhibit(s) filed as part of:

8-K (02)	=	Form 8-K filed April 2002

8-K (03)	=	Form 8-K filed June 2003

8-K/A (04)	=	Form 8-K/A filed November 2003

8-K (01/05)	=	Form 8-K filed January 25, 2005

8-K (10/05)	=	Form 8-K filed October 18, 2005

8-K (01/01/06)	=	Form 8-K filed January 1, 2006

8-K (01/25/06)	=	Form 8-K filed January 25, 2006

8-K (03/06)	=	Form 8-K filed March 23, 2006

8-K (06/06)	=	Form 8-K filed June 29, 2006

10K-01	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2001

10K-03	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

10K-04	=	Annual Report on Form 10-K for the fiscal year ended June 30, 2004

10Q-9/99	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10Q-9/02	=	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10Q-12/04	=	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004

S-3 (96)	=	Form S-3 Registration Statement No. 33-65043

S-8 (03-1)	=	Form S-8 Registration Statement No. 333-100038 for the LSI Industries Inc. 1995 Directors’ Stock Option Plan

S-8 (03-2)	=	Form S-8 Registration Statement No. 333-100039 for the LSI Industries Inc. 1995 Stock Option Plan

or filed herewith where so noted.

EXHIBIT INDEX

Current Form 10-K Exhibit No.	Description of Exhibit	Report/ Document	Exhibit Number
2.1	Stock Purchase Agreement dated as of June 26, 2006 among LSI Industries Inc., Jalbout Holdings Inc., 3970957 Canada, Inc., Saco Technologies Inc., 4349466 Canada Inc., Fred Jalbout and Bassam Jalbout.	8-K (06/06)	2.1

3.1	Articles of Incorporation of LSI Industries Inc.	S-3 (96)	3.1

3.2	Code of Regulations of LSI Industries Inc.	S-3 (96)	3.2

3.3	Amendment to Code of Regulations of LSI Industries Inc.	10Q-12/04	3

10.1	CREDIT AGREEMENT By and Among LSI INDUSTRIES INC. as the Borrower, THE BANKS PARTY HERETO as the Lenders hereunder, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001	10K-01	4

10.2	Amendment to Credit Agreement (Dated June 26, 2006)	8-K (06/06)	10.5

10.3	Amendment to Credit Agreement (Dated March 23, 2006)	8-K (03/06)	10.1

10.4*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999)	10Q-9/99	10.1

10.5*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001)	S-8(03-1)	10

10.6*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001)	S-8(03-2)	10

10.7*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through January 25, 2006)	8-K (01/06)	10.2

10.8*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB	8-K (01/01/06)	10.1

10.9*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of September 9, 2005)	8-K (10/05)

10.10*	Amended Agreement dated January 25, 2005 with Robert J. Ready	8-K (01/05)	10.1

10.11*	Amended Agreement dated January 25, 2005 with James P. Sferra	8-K (01/05)	10.2

10.12*	LSI Industries Inc. 2006 Corporate Officer Incentive Compensation Plan	8-K (01/06)	10.1

10.13	Escrow Agreement dated as of June 26, 2006 among LSI Industries Inc., Saco Technologies Inc., and The Bank of New York Trust Company, N.A. 8-K (06/06)	8-K (06/06)	10.1

10.14	Registration Rights Agreement dated as of June 26, 2006 by and between LSI Industries Inc. and Saco Technologies Inc. 8-K (06/06)	8-K (06/06)	10.2

10.15*	Employment Agreement dated as of June 26, 2006 by and between 4349466 Canada Inc. and Fred Jalbout 8-K (06/06)	8-K (06/06)	10.3

10.16	Lease Agreement between 3970957 Canada, Inc. and 4349466 Canada Inc. 8-K (06/06)	8-K (06/06)	10.4

14	Code of Ethics	10K-04	14

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding its agreement with statements made in the current report on Form 8-K	8-K (02)	16

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

99	Notice Regarding Consent of Arthur Andersen LLP	8-K (03)	N/A

*	Management Compensatory Agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 8, 2006	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Robert J. Ready	Chairman of the Board, Chief Executive Officer, and President
Robert J. Ready
Date: September 6, 2006	(Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer
Ronald S. Stowell
Date: September 6, 2006	(Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 6, 2006

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 6, 2006

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 6, 2006

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 6, 2006

/s/ James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
James P. Sferra
Date: September 6, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)

	2006	2005	2004
Lighting Segment	$195,805	$177,021	$159,748
Graphics Segment	83,418	105,419	81,657
Technology Segment	1,247	—	—

	$280,470	$282,440	$241,405

The Company’s “forward looking statements” as presented earlier in this Annual Report in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2006 Compared to 2005

The Company acquired SACO Technologies Inc. on June 26, 2006, which it renamed LSI Saco Technologies. The operating results of LSI Saco Technologies have been included in fiscal 2006 results for those five days of June since the acquisition date. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in fiscal 2005. While the Technology Segment reported $1.2 million of net sales in those five days of June 2006, the operating profit was slightly below break even primarily due to purchase accounting requirements of capitalizing the expected gross profit on all finished goods in inventory as of the date of acquisition. When those finished goods are sold, the Company records the full amount of net sales at zero gross profit. Most of those finished goods shipped in June 2006, and the remainder will ship in the first quarter of fiscal 2007. Therefore, the Company will experience the continued effect of zero gross profit on the sale of certain finished goods, but to a lesser extent.

Net sales of $280,470,000 in fiscal 2006 decreased 0.7% from fiscal 2005 net sales of $282,440,000. Lighting Segment net sales increased 11% to $195,805,000 and Graphics Segment net sales decreased 21% to $83,418,000 as compared to the prior year. The new Technology Segment reported net sales of $1,247,000 in fiscal 2006. Sales to the petroleum / convenience store market represented 25% of fiscal 2006 and 2005 net sales. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 1% from last year to $70,649,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $18.8 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $10.1 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including sales to Wal-Mart Stores, Inc.), as well as an $8.9 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006, as compared to net sales of approximately $30.2 million or 11% of the Company’s total net sales in fiscal 2005. The Company implemented price increases in June 2005, December 2005, and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $22.0 million decrease in Graphics Segment net sales is primarily the result of the effect of decreased sales to a national drug store retailer for its re-branding program that was completed in the fourth quarter of fiscal 2005 ($14.0 million) and decreased sales related to a quick service restaurant for its menu board enhancement program that was substantially completed in the fourth quarter of fiscal 2005 ($7.0 million). The decrease in net sales related to both of these programs means that these large roll out graphics programs have been completed (in fiscal 2005) and sales were reflective of the ongoing business level with those two customers in fiscal 2006. The Company has begun another sizable re-branding program for the national drug store retailer in fiscal 2007 for stores it acquired.

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

Gross profit of $71,413,000 in fiscal 2006 decreased 1% from last year, and decreased as a percentage of net sales to 25.5% in fiscal 2006 as compared to 25.6% last year. The decrease in amount of gross profit is due primarily to the net effects of the 1% net decrease in net sales (made up of a 11% increase in the Lighting Segment and a 21% decrease in the Graphics Segment), product mix resulting in a lower content of material in cost of sales and higher labor and manufacturing overhead content, substantially improved performance in the Company’s New York facility, higher margins on installation revenue, and the affect of purchase accounting on the gross profit of the Technology Segment. While the Company’s fiscal 2005 and fiscal 2006 sales price increases on select lighting products improved fiscal 2006 gross profit, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($2.2 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and other manufacturing expenses ($0.6 million of increased utilities, and $0.9 million reduction of supplies, maintenance and depreciation expense).

Selling and administrative expenses in fiscal year 2006 increased $0.8 million and increased to 17.8% as a percentage of net sales from 17.4% last year. The Company recorded a non-cash charge of $428,000 in fiscal 2006 for stock option expense, whereas in fiscal 2005 the Company only disclosed its stock option expense as there was no requirement to record it in the financial statements. Expense related to stock options will continue in future periods through the end of the vesting periods of stock options currently outstanding. Otherwise, employee compensation and benefits expense decreased $1.7 million in fiscal 2006 as compared to last year, primarily as a result of significantly less incentive compensation. Increased sales commissions ($1.7 million related to increased lighting sales), increased legal fees ($1.1 million, primarily associated with patent litigation), and increased audit expenses ($0.3 million) were partially offset by decreased product warranty expense ($0.2 million, primarily in the Lighting Segment), decreased advertising and literature costs ($0.4 million), and the lack of any fiscal 2006 goodwill impairment charge ($0.2 million expense was recorded in fiscal 2005). Fiscal 2005 included a $370,000 gain on recovery of a bad debt from the K-mart bankruptcy, while fiscal 2006 had a much smaller recovery of $99,000 related to the K-mart bankruptcy.

The Company reported interest income of $550,000 in fiscal 2006 from short term cash and other investments as compared to $64,000 in fiscal 2005 because the Company was in a positive cash position and was debt free from May 2005 to June 2006. The Company went into a borrowing position as a result of the LSI Saco Technologies acquisition in June 2006, and was in a net borrowing position for the first eleven months of fiscal 2005, thereby resulting in $78,000 interest expense in fiscal 2006 as compared to $217,000 in fiscal 2005. The effective tax rate in fiscal 2006 was 34.3% reflective of favorable tax credits and roll out of deferred taxes, as compared to 36.0% in fiscal 2005.

Net income decreased 1.3% in fiscal 2006 to $14,443,000 as compared to $14,636,000 last year. The decrease is primarily the result of decreased gross profit on decreased net sales and increased operating expenses, partially offset by decreased income taxes, and net interest income as compared to net interest expense last year. Diluted earnings per share was $0.71 in fiscal 2006, as compared to $0.73 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2006 were 20,429,000 shares as compared to 20,087,000 shares last year.

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

The acquisition of LSI Saco Technologies added balances to essentially all line items on the Company’s balance sheet on the June 26, 2006 acquisition date. The June 30, 2006 balance sheet includes LSI Saco Technologies, whereas LSI Saco Technologies was not included in the June 30, 2005 balance sheet. With respect to the Consolidated Statement of Cash Flows, fiscal 2006 amounts include LSI Saco’s changes in its balance sheet from the June 26, 2006 acquisition date to June 30, 2006.

At June 30, 2006 the Company had working capital of $66.8 million, compared to $67.2 million at June 30, 2005. The ratio of current assets to current liabilities was 2.66 to 1 as compared to a ratio of 3.13 to 1 at June 30, 2005. The decrease in working capital was primarily related to a significant increase in accounts payable ($7.2 million) and customer prepayments ($3.0 million), and decreased cash and short-term investments ($3.9 million), partially offset by increased inventories ($5.9 million), increased accounts receivable ($4.8 million) decreased accrued expenses ($1.5 million), and increased other current assets ($1.4 million).

The Company generated $21.6 million of cash from operating activities in fiscal 2006 as compared to $27.5 million last year. The $5.9 million decrease in net cash flows from operating activities in fiscal 2006 is primarily the net result of an increase in inventories rather than a decrease (unfavorable change of $10.2 million), a decrease in accounts receivable rather than an increase (favorable change of $4.6 million), less of a net decrease in accounts payable and accrued expenses rather than a net increase (unfavorable change of $1.1 million), an increase in net deferred income tax liabilities ($0.7 million favorable), a favorable change of $1.4 million related to non-cash charges for the Company’s non-qualified deferred compensation plan and stock option expense, and less net income, depreciation and amortization, and goodwill impairment ($0.6 million unfavorable).

Net accounts receivable were $51.6 million and $46.7 million at June 30, 2006 and 2005, respectively. The $4.9 million increase in net receivables is primarily due to the net result of the addition of LSI Saco accounts receivable and a reduction in days sales outstanding (DSO) from 59 days at June 30, 2005 to 55 days at June 30, 2006 reflective of the timing of customer payments. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at June 30, 2006 increased $5.9 million from June 30, 2005 levels. The acquisition of LSI Saco accounts for half of that increase. An inventory increase occurred in the Graphics Segment of approximately $3.4 million, while the Lighting Segment had an approximate $0.4 million decrease. The $8.7 million increase in accounts payable and accrued expenses from June 30, 2005 to June 30, 2006 is primarily related to the LSI Saco acquisition ($5.1 million) and increased inventory purchases by the Lighting Segment late in the fourth quarter of fiscal 2006 in support of increased sales and production volume.

Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group and $34.3 million was available as of August 25, 2006. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2009 and a $20 million credit facility expiring in the third quarter of fiscal 2007. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2007 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $25.7 million of cash related to investing activities in fiscal 2006 as compared to $3.5 million last year. The change between years relates to the net amount of $22.0 million used in the acquisition of LSI Saco Technologies. Capital expenditures of $3.8 million in fiscal 2006 compare to $3.6 million in fiscal 2005. Spending in both periods is primarily for tooling and equipment. The Company’s Graphics operation on the East Coast intends to move into a larger facility in fiscal 2007, thereby increasing expected fiscal 2007 capital expenditures from what otherwise would occur, exclusive of business acquisitions.

The Company generated $0.2 million of cash related to financing activities in fiscal 2006 as compared to a use of $17.0 million in fiscal 2005. The $17.2 million change between years is primarily the net result of the acquisition of LSI Saco Technologies, which required a borrowing on the Company’s line of credit of $16.5 million, followed by a $7.1 million pay down of Saco’s bank debt that was assumed in the acquisition. In fiscal 2005, the Company borrowed $3.5 million and paid down debt by $15.0 million. The net cash flow change between years of this borrowing and debt pay down activity was a favorable impact of $20.9 million. The Company made increased cash dividend payments (unfavorable $4.4 million), and experienced increased net cash flow from the exercise of stock options and issuance or purchase of common shares pursuant to compensation programs (favorable $0.6 million).

Contractual Obligations as of June 30, 2006

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$16,593	$22	$16,571	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,830	2,006	1,790	31	3
Purchase Obligations	18,870	18,864	6	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$39,293	$20,892	$18,367	$31	$3

The Company has no off balance sheet arrangements.

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.

On August 22, 2006 the Board of Directors declared a regular quarterly cash dividend of $0.12 per share (approximately $2,575,000) payable September 12, 2006 to shareholders of record on September 5, 2006. During fiscal 2006, the Company paid cash dividends of $11,180,000, as compared to $6,805,000 last year. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment in accordance with EITF 00-21. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation service contracts or responsibilities. Service revenue from integrated design, project and construction management, site engineering and permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the revenue recognition criteria. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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

As of June 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $816,000 related to the approximate $17.1 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of June 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $790,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that a valuation reserve of $622,000 against certain state deferred tax assets is required as of June 30, 2006 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that these assets will, more likely than not, not be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need to change this valuation reserve. In the prior year, the Company had recorded a valuation reserve of $776,000 against income tax credits, net of federal tax benefit, as it had determined that the income tax credits would, more likely more not, not be realized.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ended prior to July 1, 2005 have not been retroactively adjusted. As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for fiscal 2006 are lower by $428,000 and $281,000, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” See Notes 1 and 9 to these financial statements.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. A goodwill impairment charge of $186,000 was recorded in fiscal 2005 resulting from the Company’s fiscal 2005 SFAS No. 142 annual review. See Note 6 to the financial statements for further discussion.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2006, 2005 or 2004.

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 interprets the accounting treatment related to companies’ obligations to perform an asset retirement activity whereby a liability may need to be established for the fair value of the obligation in advance of the asset’s actual retirement. This Interpretation shall be effective no later than the end of fiscal years ending after December 15, 2005, or in the Company’s case, on June 30, 2006. The Company has evaluated the impact of FIN 47, and there was no impact on its financial condition or results from operations when it was implemented.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2006, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have not conducted an assessment of internal control over financial reporting at LSI Saco Technologies, which was acquired on June 26, 2006. LSI Saco Technologies had approximately $57.8 million of the Company’s total assets as of June 30, 2006 and $1.2 million of the Company’s total net sales in fiscal 2006.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the reality that judgments in decision making can be faulty, the possibility of human error, and the circumvention or overriding of the controls and procedures.

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

The Board of Directors meets its responsibility for overview of the Company’s financial statements through its Audit Committee which is composed entirely of independent Directors who are not employees of the Company. The Audit Committee meets periodically with Management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. Deloitte & Touche LLP has full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.

Based on LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2006. Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.

/s/ Robert J. Ready
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LSI Industries Inc.:

We have audited the accompanying consolidated balance sheet of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, on July 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective method of application.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LSI Industries Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LSI Industries Inc. (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at LSI Saco Technologies Inc. (“LSI Saco”), which was acquired on June 26, 2006 and whose financial statements reflect total assets and revenues constituting 26% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at LSI Saco. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated September 8, 2006 (which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on July 1, 2005) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio Corporation) and subsidiaries as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Cincinnati, Ohio

August 19, 2005

LSI INDUSTRIES INC.

CONSOLIDATED INCOME STATEMENTS

For the years ended June 30, 2006, 2005, and 2004

(In thousands, except per share)

	2006	2005	2004
Net sales	$280,470	$282,440	$241,405

Cost of products and services sold	209,057	210,144	181,883

Gross profit	71,413	72,296	59,522

Selling and administrative expenses	49,898	49,084	45,488

Goodwill impairment	—	186	—

Operating income	21,515	23,026	14,034

Interest (income)	(550)	(64)	(23)

Interest expense	78	217	260

Income before income taxes	21,987	22,873	13,797

Income tax expense	7,544	8,237	5,107

Net income	$14,443	$14,636	$8,690

Earnings per common share

Basic	$0.72	$0.74	$0.44

Diluted	$0.71	$0.73	$0.43

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(In thousands, except shares)

	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$3,322	$7,210
Accounts receivable, less allowance for doubtful accounts of $656 and $1,116, respectively	51,557	46,726

Inventories	45,345	39,452

Refundable income taxes	139	—

Other current assets	6,725	5,416

Total current assets	107,088	98,804

Property, Plant and Equipment, at cost
Land	6,695	6,651
Buildings	32,630	32,361
Machinery and equipment	62,930	56,790
Construction in progress	229	400

	102,484	96,202
Less accumulated depreciation	(50,121)	(45,118)

Net property, plant and equipment	52,363	51,084

Goodwill, net	59,802	17,117

Other Intangible Assets, net	3,751	4,230

Other Assets, net	1,397	1,402

Total assets	$224,401	$172,637

The accompanying notes are an integral part of these financial statements.

	2006	2005
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$22	$—
Accounts payable	22,974	15,807
Accrued expenses	17,305	15,808

Total current liabilities	40,301	31,615

Long-Term Debt	16,571	—

Deferred Income Taxes	2,065	1,693

Other Long-Term Liabilities	479	1,289

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,462,490 and 19,869,513 shares, respectively	78,087	54,405
Retained earnings	86,898	83,635

Total shareholders’ equity	164,985	138,040

Total liabilities & shareholders’ equity	$224,401	$172,637

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2006, 2005, and 2004

(In thousands, except per share)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total
Balance at June 30, 2003	19,702	$52,585	$72,320	$124,905
Net income	—	—	8,690	8,690
Purchase of treasury shares	(19)	(211)	—	(211)
Deferred stock compensation	—	185	—	185
Stock options exercised, net	51	500	—	500
Dividends - $0.264 per share	—	—	(5,206)	(5,206)

Balance at June 30, 2004	19,734	53,059	75,804	128,863
Net income	—	—	14,636	14,636
Stock compensation awards	4	55	—	55
Sale of treasury shares, net	19	208	—	208
Deferred stock compensation	—	(71)	—	(71)
Stock options exercised, net	113	1,154	—	1,154
Dividends - $0.372 per share	—	—	(6,805)	(6,805)

Balance at June 30, 2005	19,870	54,405	83,635	138,040
Net income	—	—	14,443	14,443
Stock compensation awards	2	41	—	41
Purchase of treasury shares, net	(2)	(111)	—	(111)
Deferred stock compensation	—	903	—	903
Stock option expense	—	428	—	428
Stock options exercised, net	173	2,039	—	2,039
Common shares issued for acquisition	1,419	20,382	—	20,382
Dividends - $0.56 per share	—	—	(11,180)	(11,180)

Balance at June 30, 2006	21,462	$78,087	$86,898	$164,985

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash Flows From Operating Activities

Net income	$14,443	$14,636	$8,690
Non-cash items included in net income
Depreciation and amortization	6,773	6,974	5,925
Deferred income taxes	569	(178)	1,179
Deferred compensation plan	903	(71)	185
Stock option expense	428	—	—
Issuance of common shares as compensation	41	55	—
(Gain) loss on disposition of fixed assets	(47)	54	116
Goodwill impairment	—	186	—

Change (excluding effects of acquisitions) in
Accounts receivable	407	(4,181)	(5,231)
Inventories	(1,955)	8,220	(7,346)
Refundable income taxes	(139)	516	1,307
Accounts payable	4,901	(2,482)	4,686
Accrued expenses and other	(4,697)	3,753	2,603

Net cash flows from operating activities	21,627	27,482	12,114

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(3,754)	(3,630)	(4,708)
Proceeds from sale of fixed assets	116	150	7
Purchase of short-term investment	(9,000)	—	—
Proceeds from sale of short-term investment	9,000	—	—
Acquisition of a business, net of cash received	(22,043)	—	—

Net cash flows (used in) investing activities	(25,681)	(3,480)	(4,701)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	16,528	3,460	1,725
Payment of long-term debt	(7,110)	(15,014)	(4,255)
Cash dividends paid	(11,180)	(6,805)	(5,206)
Exercise of stock options	2,039	1,154	500
Sale of treasury shares	262	389	18
Purchase of treasury shares	(373)	(181)	(230)

Net cash flows from (used in) financing activities	166	(16,997)	(7,447)

Increase (decrease) in cash and cash equivalents	(3,888)	7,005	(34)

Cash and cash equivalents at beginning of year	7,210	205	239

Cash and cash equivalents at end of year	$3,322	$7,210	$205

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

Product revenue is recognized on product-only orders at the time of shipment in accordance with EITF 00-21. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation, the Company has no post-shipment responsibilities.

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	6/30/06	6/30/05
Accounts receivable	$52,213	$47,842
less Allowance for doubtful accounts	(656)	(1,116)

Accounts receivable, net	$51,557	$46,726

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

Short-Term Investments:

Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short term investments for a certain period of time during fiscal 2006.

Cash and cash equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2006 and 2005 the bank balances included $874,000 and $8,881,000, respectively, in excess of FDIC insurance limits.

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

Costs related to the purchase, internal development, and implementation of the Company’s business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease. The Company recorded $6,294,000, $6,494,000, and $5,442,000 of depreciation expense in the years ended June 30, 2006, 2005 and 2004, respectively.

Intangible assets:

Intangible assets consisting of customer lists, trade names, patents and trademarks are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between twelve and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Impairments have been recorded only with respect to goodwill (see Note 6). The Company acquired SACO Technologies, Inc. in June 2006 and has not completed its evaluation of the intangible assets and intellectual property. As a result, the fair value of SACO’s intangible assets and intellectual property, as well as the goodwill associated with this acquisition, have been included in goodwill on the Company’s balance sheet. No amortization of SACO’s intangible assets and intellectual property was estimated or recorded for the five day period from the date of acquisition to June 30, 2006.

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

Product warranties:

The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one to five years from date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended June 30 were as follows:

(In thousands)	2006	2005
Balance at beginning of the year	$301	$237
Additions charged to expense	584	750
Deductions for repairs and replacements	(507)	(686)

Balance at end of the year	$378	$301

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. See also Note 13.

Employee benefit plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,127,000 in 2006, $1,864,000 in 2005, and $1,755,000 in 2004. Additionally, non-cash expenses of $573,000 and $775,000 were recorded in fiscal 2006 and fiscal 2005, respectively, in accordance with variable accounting procedures related to the deferred compensation plan.

Advertising expense:

The Company recorded $310,000, $631,000, and $360,000 of advertising expense in 2006, 2005 and 2004, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 431,000 shares in 2006, 305,000 shares in 2005 and 321,000 shares in 2004. See also Note 4.

Stock options:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ended prior to July 1, 2005 have not been retroactively adjusted. As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for fiscal 2006 are lower by $428,000 and $281,000, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.”

The Company recorded $433,400 in fiscal 2006 as a reduction of federal income taxes payable, $425,300 as an increase in common stock, and $8,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $425,300. See further discussion in Note 9.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to July 1, 2005, net income and earnings per share for fiscal years 2005 and 2004 would have been as follows:

(In thousands except earnings per share)	2005	2004

Net income as reported	$14,636	$8,690
Add: Stock-based compensation expense included in reported net income, net of related tax effects	35	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(452)	(354)

Pro forma net income	$14,219	$8,336

Earnings per common share
Basic
As reported	$0.74	$0.44
Pro forma	$0.72	$0.42
Diluted
As reported	$0.73	$0.43
Pro forma	$0.71	$0.42

Since SFAS No. 123 was not applied to options granted prior to December 15, 1994, the resulting compensation cost shown above may not be representative of that expected in future years.

Recent pronouncements:

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 interprets the accounting treatment related to companies’ obligations to perform an asset retirement activity whereby a liability may need to be established for the fair value of the obligation in advance of the asset’s actual retirement. This Interpretation shall be effective no later than the end of fiscal years ending after December 15, 2005, or in the Company’s case, on June 30, 2006. The Company has evaluated the impact of FIN 47, and had no impact on its financial condition or results from operations when it was implemented.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

Comprehensive income:

The Company does not have any comprehensive income items, other than net income.

Use of estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - BUSINESS SEGMENT INFORMATION

The Company operates in the following three business segments: the Lighting Segment, the Graphics Segment, and the Technology Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these three business segments, and organizationally, has a President of LSI Lighting Solutions Plus, a President of LSI Graphics Solutions Plus, and a President of LSI Technology Solutions Plus reporting directly to him. The Company’s most significant market is the petroleum / convenience store market with approximately 25%, 25%, and 28% of total net sales concentrated in this market in fiscal 2006, 2005, and 2004, respectively. The following information is provided for the following periods:

(In thousands)	2006	2005	2004
Net sales:
Lighting Segment	$195,805	$177,021	$159,748
Graphics Segment	83,418	105,419	81,657
Technology Segment	1,247	—	—

	$280,470	$282,440	$241,405

Operating income:
Lighting Segment	$13,641	$9,088	$8,848
Graphics Segment	7,879	13,938	5,186
Technology Segment	(5)	—	—

	$21,515	$23,026	$14,034

Identifiable assets:
Lighting Segment	$103,852	$102,831	$110,616
Graphics Segment	61,767	61,883	63,002
Technology Segment	54,544	—	—

	220,163	164,714	173,618
Corporate	4,238	7,923	1,114

	$224,401	$172,637	$174,732

Capital expenditures:
Lighting Segment	$2,262	$3,048	$3,160
Graphics Segment	1,492	582	1,548
Technology Segment	—	—	—

	$3,754	$3,630	$4,708

Depreciation and amortization:
Lighting Segment	$5,125	$5,095	$4,252
Graphics Segment	1,635	1,879	1,673
Technology Segment	13	—	—

	$6,773	$6,974	$5,925

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense. Sales between business segments are immaterial.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, and refundable income taxes.

The Company considers its geographic areas to be: 1) the United States, and 2) Foreign. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2006	2005	2004
Net sales:
United States	$279,223	$282,440	$241,405
Foreign	1,247	—	—

	$280,470	$282,440	$241,405

Long-lived assets:
United States	$70,753	$73,833	$77,609
Foreign	46,560	—	—

	$117,313	$73,833	$77,609

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 3 - MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $30,443,000 or 11% and $30,197,000 or 11% of consolidated net sales in fiscal years 2006 and 2005, respectively. The Company had a concentration of receivables with the receivable from Wal-Mart being approximately $4.1 million, or about 8% of total net accounts receivable as of June 30, 2006, and approximately $7.9 million, or about 17% of total net accounts receivable as of June 30, 2005.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2006	2005	2004
BASIC EARNINGS PER SHARE

Net income	$14,443	$14,636	$8,690

Weighted average shares outstanding during the period, net of treasury shares (A)	20,194	19,782	19,717

Basic earnings per share	$0.72	$0.74	$0.44

DILUTED EARNINGS PER SHARE

Net income	$14,443	$14,636	$8,690

Weighted average shares outstanding during the period, net of treasury shares	20,194	19,782	19,717

Effect of dilutive securities (B): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	235	305	321

Weighted average shares outstanding (C)	20,429	20,087	20,038

Diluted earnings (loss) per share	$0.71	$0.73	$0.43

(A)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(B)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.
(C)	Options to purchase 3,748 common shares, 227,851 common shares, and 248,160 common shares at June 30, 2006, 2005, and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - BALANCE SHEET DATA

The following information is provided as of June 30:

(In thousands)	2006	2005
Inventories:
Raw materials	$21,508	$21,143
Work-in-process	7,402	4,178
Finished goods	16,435	14,131

	$45,345	$39,452

Accrued Expenses:
Compensation and benefits	$6,902	$8,594
Customer prepayments	4,438	1,409
Accrued sales commissions	1,501	1,143
Other accrued expenses	4,464	4,662

	$17,305	$15,808

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment test in fiscal 2005 as of July 1, 2004. The Company determined that it had three reporting units. Based upon this analysis, there was full impairment of the recorded net goodwill of one reporting unit in the Lighting Segment. The impairment of $186,000, a non-cash charge, was recorded as an operating expense in the first quarter of fiscal 2005. Based upon analysis performed, there was no impairment of goodwill in fiscal years 2004 or 2006.

The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006 (see Note 15). The acquisition has been accounted for as a purchase, effective on the date of acquisition. The total purchase price exceeded the estimated fair value of net assets by approximately $42.7 million. This will be recorded as various identified intangible assets and goodwill when the valuation of such assets has been completed. Until such time as the valuation study is complete, the total value will be reported as goodwill on the Company’s balance sheet. Identified intangible assets will be amortized beginning July 1, 2006 over appropriate lives, whereas goodwill will not be amortized to expense on the Company’s financial statements. Goodwill related to LSI Saco will be included in assets of the Technology business segment.

The following table presents information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of June 30, 2006			As of June 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$62,187	$2,385	$59,802	$19,502	$2,385	$17,117

Other Intangible Assets	$6,430	$2,679	$3,751	$6,430	$2,200	$4,230

Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2006, by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Technology Segment	Total
Balance as of June 30, 2004	$321	$16,982	$—	$17,303

Impairment loss	(186)	—	—	(186)

Balance as of June 30, 2005	135	16,982	—	17,117

Acquisition	—	—	42,685	42,685

Impairment loss	—	—	—	—

Balance as of June 30, 2006	$135	$16,982	$42,685	$59,802

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2006		June 30, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer list	$5,400	$2,513	$5,400	$2,063
Trademarks	920	128	920	105
Patents	110	38	110	32

	$6,430	$2,679	$6,430	$2,200

Aggregate amortization expense for other intangible assets was $479,000 in fiscal 2006, $480,000 in fiscal 2005, and $483,000 in fiscal 2004.

The Company expects to record amortization expense of $480,000 related to other intangible assets in each of the next five years following 2006, excluding any amortization associated with intangible assets of LSI Saco Technologies.

NOTE 7 - REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. A total of $16.5 million was outstanding at June 30, 2006 at an average interest rate of 6.46%, and $33.5 million was available as of that date. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2007. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2009. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company’s borrowings under its bank credit facilities during fiscal year 2006 averaged approximately $0.5 million at an approximate average borrowing rate of 6.39%.

The Company had two equipment loans at June 30, 2006 totaling $65,000 as a result of the acquisition of Saco Technologies. These loans will likely be paid off in the first half of fiscal 2007.

(In thousands)	2006
Long-term debt:

Revolving Line of Credit (3 year committed line)	$16,528

Equipment loans	65

Subtotal	16,593

Less current maturities of long-term debt	(22)

Long-term debt	$16,571

NOTE 8 - CASH DIVIDENDS

The Company paid cash dividends of $11,180,000, $6,805,000 and $5,206,000 in the fiscal years 2006, 2005, and 2004, respectively. In August 2006, the Company’s Board of Directors declared a $0.12 per share regular quarterly cash dividend (approximately $2,575,000) payable on September 12, 2006 to shareholders of record September 5, 2006.

NOTE 9 - EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ended prior to July 1, 2005 have not been retroactively adjusted. Prior to July 1, 2005, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and recorded no compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,822,786 shares were available for future grant or award as of June 30, 2006. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of June 30, 2006, a total of 783,957 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 472,394 options for common shares were vested and exercisable. The approximate unvested stock option expense as of June 30, 2006 that will be recorded as expense in future periods is $951,000. The weighted average time over which this expense will be recorded is approximately 22 months.

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

	2006	2005	2004
Dividend yield	3.42%	3.29%	2.16%
Expected volatility	40%	38%	47%
Risk-free interest rate	5.1%	3.3%	3.26%
Expected life	6 1/2 yrs.	8 yrs.	4-9 yrs.

At June 30, 2006, the 51,800 options granted in fiscal 2006 to non-employee directors had exercise prices ranging from $14.36 to $17.02, fair values ranging from $4.89 to $5.63, and remaining contractual lives of approximately nine and one-half to ten years.

At June 30, 2005, the 377,000 options granted in fiscal 2005 to both employees and non-employee directors had exercise prices ranging from $8.55 to $10.71, fair values ranging from $3.50 to $4.26, and remaining contractual lives of about nine years.

At June 30, 2004, the 7,550 options granted during fiscal 2004 to employees and non-employee directors had exercise prices ranging from $9.60 to $12.99, fair values ranging from $3.33 to $5.40 per option, and remaining contractual lives of four to nine years.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after June 15, 2005. Accordingly, expense of $428,000 was recorded in fiscal 2006. Total stock option expense in fiscal 2006 was $428,000. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets. The Company records stock option expense using a straight line Black-Scholes method with an estimated 10% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

Information related to all stock options for the years ended June 30, 2006, 2005 and 2004 is shown in the table below:

	Twelve Months Ended June 30, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at 6/30/05	923	$9.88

Granted	52	$14.74
Forfeitures	(18)	$10.25
Exercised	(173)	$9.31

Outstanding at 6/30/06	784	$10.32	6.4 years

Exercisable at 6/30/06	472	$10.11	5.0 years

	Twelve Months Ended June 30, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at 6/30/04	667	$9.73

Granted	377	$9.97
Terminated	(8)	$11.57
Exercised	(113)	$9.16

Outstanding at 6/30/05	923	$9.88

Exercisable at 6/30/05	520	$9.63

	Twelve Months Ended June 30, 2004
(Shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at 6/30/03	734	$9.74

Granted	7	$11.73
Terminated	(23)	$11.68
Exercised	(51)	$9.35

Outstanding at 6/30/04	667	$9.73

Exercisable at 6/30/04	487	$9.44

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $1,306,000, $370,000 and $170,000, respectively.

The Company received $1,613,900 of cash from employees who exercised 173,280 options during the twelve months ended June 30, 2006. Additionally, the Company recorded $433,400 in fiscal 2006 as a reduction of federal income taxes payable, $425,300 as an increase in common stock, and $8,100 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the twelve months ended June 30, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding unvested stock options at 6/30/05	403	$10.20

Vested	(121)	$10.73
Forfeitures	(16)	$10.21
Granted	46	$14.45

Outstanding unvested stock options at 6/30/06	312	$10.62	8.5 years

Stock Compensation Awards

The Company awarded a total of 2,532 common shares in fiscal 2006, valued at their approximate $41,400 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of June 30, 2006 there were 34 participants with fully vested account balances. A total of 187,725 common shares with a cost of $1,957,500, and 185,535 common shares with a cost of $1,846,000 were held in the Plan as of June 30, 2006 and June 30, 2005, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with EITF 97-14. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. A similar expense of $775,000 was recorded in fiscal 2005. For the full fiscal year 2007, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During fiscal years 2006 and 2005, the Company used approximately $373,000 and $181,000, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 - LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,241,000 in 2006, $2,342,000 in 2005, and $1,920,000 in 2004. Minimum annual rental commitments under non-cancelable operating leases are: $2,006,000 in 2007, $1,374,000 in 2008, $416,000 in 2009, $16,000 in 2010, $15,000 in 2011, and $3,000 in 2012 and beyond. Purchase commitments of the Company totaled $22,700,000 as of June 30, 2006.

NOTE 11 - INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2006	2005	2004
Provision (benefit) for income taxes:
Current
U.S. federal	$6,831	$6,851	$3,383
State and local	451	778	643
Foreign	(1)	—	—

Total current	7,281	7,629	4,026

Deferred	263	608	1,081

Total provision for income taxes	$7,544	$8,237	$5,107

(In thousands)
Components of income before income taxes
United States	$21,992	$22,873	$13,797
Foreign	(5)	—	—

Income before income taxes	$21,987	$22,873	$13,797

Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	35.0%	34.1%
State and local taxes, net of federal benefit	1.7	2.3	3.3
Federal and state tax credits	(1.3)	(.3)	(0.8)
Goodwill and other	(1.1)	(1.0)	0.4

Effective tax rate	34.3%	36.0%	37.0%

The components of deferred income tax assets and (liabilities) at June 30, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Reserves against current assets	$678	$1,007
Accrued expenses	1,262	1,130
Depreciation	(5,078)	(5,269)
Goodwill, acquisition costs and intangible assets	977	1,765
Deferred compensation	1,052	1,042
State net operating loss carryover	816	769
Income tax credits, net of federal benefit	790	776
Valuation reserve	(622)	(776)

Net deferred income tax asset (liability)	$(125)	$444

Reconciliation to the balance sheets as of June 30, 2006 and 2005:

(In thousands)	2006	2005
Deferred income tax asset (liability) included in:
Other current assets	$1,940	$2,137
Long-term deferred income tax liability	(2,065)	(1,693)

Net deferred income tax asset (liability)	$(125)	$444

As of June 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $816,000 related to the approximate $17.1 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of June 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $790,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that a valuation reserve of $622,000 against certain state deferred tax assets is required as of June 30, 2006 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that these assets will, more likely than not, not be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need to change this valuation reserve. In the prior year, the Company had recorded a valuation reserve of $776,000 against income tax credits, net of federal tax benefit, as it had determined that the income tax credits would, more likely more not, not be realized.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2006	2005	2004
Cash payments:
Interest	$36	$257	$248
Income taxes	$6,916	$7,704	$2,360

Issuance of common shares as compensation	$41	$55	$—

Issuance of common shares for an acquisition	$20,382	$—	$—

NOTE 13 - LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of June 30, 2006 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company is defending this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, recorded a loss contingency reserve in the amount of $590,000 (approximately $.02 per share, diluted) in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation was held in the second quarter of fiscal 2006 to determine if the parties could reach a settlement before the lawsuit proceeds to court. No settlement was reached. The Company is now engaged in pre-trial discovery and depositions. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales. Additionally, the Company is contingently liable for $77,000 of lease payments in fiscal 2007 related to two office facilities currently being fully subleased to two different independent third parties.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2006	2005	2004
Keating Muething & Klekamp PLL	$243	$215	$166
American Engineering and Metal Working	$700	$519	$20
McRye Development	$23	$5	$76

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30, 2006	June 30, 2005
Keating Muething & Klekamp PLL	$30	$9
American Engineering and Metal Working	$25	$50

The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. McRye Development, which is owned and operated by the brother of the president of the Graphics Segment, provides installation subcontracting services. All related parties provide the Company either products or services at market-based arms-length prices.

NOTE 15 - ACQUISITION

The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006, which it renamed LSI Saco Technologies. The purchase price was $45.0 million, consisting of $23.2 million in cash, 1,419,355 common shares of LSI Industries valued at $20.4 million (at $14.36 per share, the closing price on the date of acquisition), and approximately $1.2 million in transaction costs, which primarily consisted of financial advisory, legal and accounting services, and bank debt prepayment fees. The new subsidiary will continue to operate in Montreal, Canada as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED (light emitting diode) technology. LSI Saco Technologies will offer its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. The Company acquired SACO Technologies primarily in order obtain LED technology and also to enter into the large format video screen business for the sports and entertainment markets. This LED technology has significant potential for the Company’s Lighting Segment to be combined with the Company’s existing lighting fixture expertise and technology to develop a broad spectrum of white light LED fixtures that will offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s customers.

The acquisition has been accounted for as a purchase, effective on the date of acquisition. The total purchase price exceeded the estimated fair value of net assets by approximately $42.7 million. This will be recorded as various identified intangible assets and goodwill when the valuation of such assets has been completed. Until such time as the valuation study is complete, the total value will be reported as goodwill on the Company’s balance sheet. Identified intangible assets will be amortized beginning July 1, 2006 over appropriate lives, whereas goodwill will not be amortized to expense on the Company’s financial statements. Goodwill related to LSI Saco will be included in assets of the Technology business segment. Half of this goodwill is amortizable to expense for Canadian tax purposes. The purchase price allocation was based upon preliminary estimates of the fair value of the assets acquired and may be adjusted at a later date pending completion of appraisals and other analysis. These adjustments could be material. The Company’s consolidated financial statements for fiscal 2006 include the results of LSI Saco Technologies in the Technology Segment from the June 26, 2006 date of acquisition.

The cost to acquire LSI Saco Technologies has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 26, 2006.

(In thousands)
Current assets	$12,408
Property, plant & equipment	3,888
Goodwill and intangible assets	42,685
Current liabilities	(10,215)
Long-term debt	(3,741)

Total purchase price	$45,025

The following table sets forth the unaudited proforma results of operations of the Company for the years ended June 30, 2006 and 2005, respectively. The unaudited proforma financial information summarizes the results of operations for the periods indicated as if the SACO Technologies acquisition had occurred at the beginning of the first period presented. The proforma information contains the actual combined operating results of the Company and SACO Technologies, with results prior to the acquisition date adjusted to eliminate transactions between LSI and SACO, to adjust the facility lease expense to reflect the terms of a renegotiated lease agreement, and to add estimated interest expense on the amount financed for the acquisition. These proforma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the first period presented, or that may be obtained in the future.

(Proforma; unaudited; in thousands, except per share amounts)

	2006	2005
Net sales	$293,323	$293,933
Net income	$14,128	$15,292
Diluted earnings per share	$0.65	$0.71

NOTE 16 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In thousands except per share data)

	Quarter Ended					Fiscal Year
	Sept. 30	Dec. 31	March 31	June 30
2006

Net sales	$70,900	$73,322	$64,504	$71,744		$280,470
Gross profit	18,712	18,837	15,053	18,811		71,413
Net income	3,669	3,906	2,415	4,453		14,443

Earnings per share
Basic	$0.18	$0.20	$0.12	$0.22		$0.72
Diluted	$0.18	$0.19	$0.12	$0.22		$0.71

Range of share prices
High	$19.15	$19.94	$17.09	$18.56		$19.94
Low	$13.82	$15.16	$12.71	$12.00		$12.00

2005
Net sales	$68,335	$74,299	$67,814	$71,992		$282,440
Gross profit	17,805	20,006	15,379	19,106		72,296
Net income	3,316	4,792	2,422	4,106	(a)	14,636

Earnings per share
Basic	$0.17	$0.24	$0.12	$0.21		$0.74
Diluted	$0.17	$0.24	$0.12	$0.20		$0.73

Range of share prices
High	$11.62	$11.50	$12.09	$14.36		$14.36
Low	$8.40	$9.48	$9.84	$10.85		$8.40

2004

Net sales	$59,099	$64,116	$51,500	$66,690		$241,405
Gross profit	15,223	18,231	11,810	14,258	(c)	59,522
Net income	2,601	4,006	920	1,163		8,690

Earnings per share
Basic	$0.13	$0.20	$0.05	$0.06		$0.44
Diluted	$0.13	$0.20	$0.05	$0.06		$0.43	(b)

Range of share prices
High	$11.95	$13.63	$14.79	$13.03		$14.79
Low	$8.40	$10.19	$11.15	$9.00		$8.40

(a)	The fourth quarter of fiscal 2005 includes a $775,000 non-cash expense ($469,000 net of taxes) associated with “marking-to-market” the Company’s common shares held in its non-qualified deferred compensation plan in accordance with variable accounting procedures.

(b)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
(c)	The fourth quarter of fiscal 2004 includes $1,086,000 of net unfavorable inventory adjustments in the Lighting Segment.

At August 18, 2006, there were 379 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.

SELECTED FINANCIAL DATA

(In thousands except per share)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Income Statement Data:

	2006	2005	2004	2003	2002
Net sales	$280,470	$282,440	$241,405	$213,133	$259,261
Cost of products sold	209,057	210,144	181,883	157,966	186,838
Operating expenses	49,898	49,084	45,488	43,801	49,039
Goodwill impairment	—	186	—	—	—

Operating income	21,515	23,026	14,034	11,366	23,384
Interest (income)	(550)	(64)	(23)	(259)	(51)
Interest expense	78	217	260	378	575

Income before income taxes	21,987	22,873	13,797	11,247	22,860
Income taxes	7,544	8,237	5,107	3,454	8,674

Income before cumulative effect of accounting change	14,443	14,636	8,690	7,793	14,186

Cumulative effect of accounting change, net of tax (a)	—	—	—	18,541	—

Net income (loss)	$14,443	$14,636	$8,690	$(10,748)	$14,186

Earnings per common share before cumulative effect of accounting change
Basic	$0.72	$0.74	$0.44	$0.40	$0.72
Diluted	$0.71	$0.73	$0.43	$0.39	$0.71

Earnings (loss) per common share
Basic	$0.72	$0.74	$0.44	$(0.55)	$0.72
Diluted	$0.71	$0.73	$0.43	$(0.54)	$0.71

Cash dividends paid per share	$0.56	$0.37	$0.26	$0.19	$0.19

Weighted average common shares
Basic	20,194	19,782	19,717	19,708	19,644
Diluted	20,429	20,087	20,038	19,923	20,059

Balance Sheet Data:
(At June 30)
	2006	2005	2004	2003	2002
Working capital	$66,787	$67,189	$64,724	$59,633	$55,793
Total assets	224,401	172,637	174,732	162,776	189,842
Long-term debt, including current maturities	16,593	—	11,554	14,084	18,053
Shareholders’ equity	164,985	138,040	128,863	124,905	139,349

(a)	The 2003 expense relates to write off of impaired goodwill when the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended June 30, 2006	$1,116	$60	$(520)	$656
Year Ended June 30, 2005	$1,264	$403	$(551)	$1,116
Year Ended June 30, 2004	$959	$654	$(349)	$1,264

Inventory Obsolescence Reserve:

Year Ended June 30, 2006	$1,563	$1,297	$(1,276)	$1,584
Year Ended June 30, 2005	$1,431	$1,804	$(1,672)	$1,563
Year Ended June 30, 2004	$1,301	$1,184	$(1,054)	$1,431

Deferred Tax Asset Valuation Reserve (b):

Year Ended June 30, 2006	$776	$(154)	$—	$622
Year Ended June 30, 2005	$596	$180	$—	$776
Year Ended June 30, 2004	$—	$596	$—	$596

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.
(b)	The Valuation Reserve is net of the federal tax benefit.