Form 10-K/A
period 2006-06-30
LSI INDUSTRIES INC
filed 2006-09-12
CIK 763532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at August 28, 2006, was approximately $290,891,000 based upon the closing sale price as reported on The Nasdaq Stock Market.

At August 28, 2006 there were 21,450,783 shares of no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2006 annual meeting are incorporated by reference in Part III, as specified.

Explanatory Note

LSI Industries Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on September 8, 2006 (the “Original Filing”). The purpose of this filing is solely to amend the cover page to include the number of shares outstanding and market value of shares held by non-affiliates which were inadvertently omitted from the Original Filing.

This Amendment does not reflect any developments since the date of the Original Filing. No other changes have been made to the Original Filing and this Amendment does not amend, update, or change any financial statements or other disclosures contained in the Original Filing, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

(a) the following exhibits are hereby filed as part of this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit No.	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14 (a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14 (a)
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 12, 2006	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below designated by an asterisk (*) hereby constitutes and appoints Robert J. Ready and Ronald S. Stowell, and each of them acting individually, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Robert J. Ready	Chairman of the Board, Chief Executive Officer, and President
*Robert J. Ready
Date: September 12, 2006	(Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer
*Ronald S. Stowell
Date: September 12, 2006	(Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 12, 2006

/s/ Dennis B. Meyer	Director
*Dennis B. Meyer
Date: September 12, 2006

/s/ Wilfred T. O’Gara	Director
*Wilfred T. O’Gara
Date: September 12, 2006

/s/ Mark A. Serrianne	Director
*Mark A. Serrianne
Date: September 12, 2006

/s/ James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
*James P. Sferra
Date: September 12, 2006