Form 10-Q
period 2006-09-30
LSI INDUSTRIES INC
filed 2006-11-06
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

  ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio 45242

(513) 793-3200

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☑     Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of November 1, 2006 there were 21,463,366 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

			Beginson Page
PART I.	Financial Information

	ITEM 1.	Financial Statements

		Condensed Consolidated Income Statements	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	20

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	ITEM 4.	Controls and Procedures	27

PART II.	Other Information

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	ITEM 6.	Exhibits	28

Signatures			29

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses and the other risk factors that are identified herein. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K constitute risks and uncertainties that may affect the financial performance of the Company. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30
(in thousands, except per share data)	2006	2005

Net sales	$86,667	$70,900

Cost of products sold	63,545	52,188

Gross profit	23,122	18,712

Selling and administrative expenses	14,353	12,975

Operating income	8,769	5,737

Interest (income)	(10)	(96)

Interest expense	281	10
Income before income taxes	8,498	5,823

Income tax expense	3,003	2,154

Net income	$5,495	$3,669

Earnings per common share (see Note 5)
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Weighted average common shares
outstanding

Basic	21,651	19,905
Diluted	21,878	20,344

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2006	June 30, 2006

ASSETS

Current Assets
Cash and cash equivalents	$1,429	$3,322
Accounts receivable, net	63,625	51,557
Inventories	51,751	45,345
Refundable income taxes	122	139
Other current assets	8,312	6,725
Total current assets	125,239	107,088

Property, Plant and Equipment, net	48,742	52,363

Goodwill, net	42,198	59,802

Intangible Assets, net	20,828	3,751

Other Assets, net	1,393	1,397

TOTAL ASSETS	$238,400	$224,401

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$22
Accounts payable	24,489	22,974
Accrued expenses	17,119	17,305
Total current liabilities	41,608	40,301

Long-Term Debt	26,409	16,571
Long-Term Deferred Tax Liabilities	1,996	2,065
Other Long-Term Liabilities	463	479

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,454,180 and 21,462,490 shares, respectively	78,105	78,087
Retained earnings	89,819	86,898
Total shareholders’ equity	167,924	164,985

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$238,400	$224,401

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In thousands)	2006	2005
Cash Flows from Operating Activities
Net income	$5,495	$3,669
Non-cash items included in income
Depreciation and amortization	2,225	1,707
Deferred income taxes	(39)	336
Deferred compensation plan	65	869
Stock option expense	132	118
Issuance of common shares as compensation	10	10
(Gain) loss on disposition of fixed assets	(48)	(13)

Changes in
Accounts receivable	(12,068)	1,462
Inventories	(6,406)	(2,384)
Accounts payable and other	(283)	942

Net cash flows from operating activities	(10,917)	6,716

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,395)	(877)
Proceeds from sale of fixed assets	3,414	13
Acquisition of business, net of cash received	(48)	--
Net cash flows from investing activities	1,971	(864)

Cash Flows from Financing Activities
Payment of long-term debt	(65)	--
Proceeds from issuance of long-term debt	9,881	--
Cash dividends paid	(2,574)	(3,980)
Exercise of stock options	58	1,377
Purchase of treasury shares	(247)	(265)
Issuance of treasury shares	--	28

Net cash flows from financing activities	7,053	(2,840)

Increase (decrease) in cash and cash equivalents	(1,893)	3,012

Cash and cash equivalents at beginning of year	3,322	7,210

Cash and cash equivalents at end of period	$1,429	$10,222

Supplemental Cash Flow Information
Interest paid	$131	$11

Income taxes paid	$626	$455

Issuance of common shares as compensation	$10	$10

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2006, and the results of its operations for the three month periods ended September 30, 2006 and 2005, and its cash flows for the three month periods ended September 30, 2006 and 2005. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2006 annual report. Financial information as of June 30, 2006 has been derived from the Company’s audited consolidated financial statements.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated.

Revenue recognition:

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition." Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

	September 30, 2006	June 30, 2006
(In thousands)
Accounts receivable	$64,377	$52,213
less Allowance for doubtful accounts	(752)	(656)
Accounts receivable, net	$63,625	$51,557

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

	September 30, 2006	June 30, 2006
(In thousands)
Property, plant and equipment, at cost	$100,325	$102,484
less Accumulated depreciation	(51,583)	(50,121)
Property, plant and equipment, net	$48,742	$52,363

Intangible assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet and are being amortized to expense over periods ranging between two and forty years. The excess of cost over fair value of assets acquired ("goodwill") is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 7. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment. Impairments have been recorded only with respect to goodwill.

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 227,000 shares and 439,000 shares for the three months ended September 30, 2006 and 2005, respectively.

Stock options:

The Company recorded $15,700 in the first three months of fiscal 2007 as a reduction of income taxes payable, and as an increase in additional paid in capital to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $15,700. See further discussion in Note 10.

Recent Pronouncements:

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for the accounting for and reporting of a direct effect of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, or the Company’s first quarter of fiscal year 2007 which begins July 1, 2006. The Company will apply the provisions of this statement for any accounting changes or error corrections that occur subsequent to July 1, 2006.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. The requirement to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS No. 158 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

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

NOTE 3:   MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Graphics Segment, CVS Corporation, represented approximately $11,220,000, or 13% of consolidated net sales in the three months ended September 30, 2006. The balance of accounts receivable from CVS as of September 30, 2006 was approximately $10,185,000 or 16% of net accounts receivable. Additionally, the balance of accounts receivable from Wal-Mart Stores Inc. as of September 30, 2006 was approximately $7,108,000 or 11% of net accounts receivable.

NOTE 4:   BUSINESS SEGMENT INFORMATION

The Company operates in the following three business segments: the Lighting Segment, the Graphics Segment, and the Technology Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these three business segments, and organizationally, has a President of LSI Lighting Solutions Plus, a President of LSI Graphics Solutions Plus, and a President of LSI Technology Solutions Plus reporting directly to him. The Company’s most significant market is the petroleum / convenience store market with approximately 21% and 25% of total net sales concentrated in this market for the three months ended September 30, 2006 and 2005, respectively. The following information is provided for the following periods:

	Three Months Ended September 30
(In thousands)	2006	2005
Net sales:
Lighting Segment	$51,840	$49,383
Graphics Segment	29,440	21,517
Technology Segment	5,387	--
	$86,667	$70,900
Operating income:
Lighting Segment	$3,832	$3,580
Graphics Segment	3,757	2,157
Technology Segment	1,180	--
	$8,769	$5,737

Capital expenditures:
Lighting Segment	$396	$773
Graphics Segment	514	104
Technology Segment	485	--
	$1,395	$877

Depreciation and amortization:
Lighting Segment	$1,384	$1,306
Graphics Segment	634	401
Technology Segment	207	--
	$2,225	$1,707

	September 30, 2006	June 30, 2006
Identifiable assets:
Lighting Segment	$107,708	$103,852
Graphics Segment	72,390	61,767
Technology Segment	42,244	54,544

	222,342	220,163
Corporate	16,058	4,238
	$238,400	$224,401

Operating income of the business segments includes net sales less all operating expenses including allocations of corporate expense, but excluding interest expense. The table above does not include any intercompany sales between business segments.

Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents, refundable income taxes and certain intangible assets.

The Company considers its geographic areas to be: 1) the United States, and 2) Foreign. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended September 30,
(In thousands)	2006	2005
Net sales (a):
United States	$81,280	$70,900
Foreign	5,387	--
	$86,667	$70,900

	September 30, 2006	June 30, 2006
Long-lived assets (b):
United States	$83,457	$70,753
Foreign	29,704	46,560
	$113,161	$117,313

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
BASIC EARNINGS PER SHARE

Net income	$5,495	$3,669

Weighted average shares outstanding
during the period, net
of treasury shares (a)	21,458	$19,905
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	193	--
Weighted average shares outstanding	21,651	19,905

Basic earnings per share	$0.25	$0.18

DILUTED EARNINGS PER SHARE

Net income	$5,495	$3,669

Weighted average shares outstanding
- Basic	21,651	19,905

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	227	439

Weighted average shares
outstanding (c)	21,878	20,344

Diluted earnings per share	$0.25	$0.18

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 100,752 common shares and 1,250 common shares at September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

Inventories	September 30, 2006	June 30, 2006
Raw materials	$29,170	$21,508
Work-in-process	5,981	7,402
Finished goods	16,600	16,435
	$51,751	$45,345

Accrued Expenses
Compensation and benefits	$5,415	$6,902
Customer prepayments	3,311	4,438
Accrued sales commissions	1,336	1,501
Other accrued expenses	7,057	4,464
	$17,119	$17,305

NOTE 7:   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its review of goodwill for possible impairment in fiscal 2007 as of July 1, 2006. Based upon this analysis, there was no goodwill impairment in the first quarter of fiscal 2007.

The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006. The acquisition was accounted for as a purchase, effective on the date of acquisition. The total purchase exceeded the estimated fair value of net assets by approximately $42.7 million. A preliminary valuation of the Company’s goodwill and intangible assets was completed in the first quarter of fiscal year 2007, and preliminary purchase price allocations have been made at September 30, 2006. Identified intangible assets related to the LSI Saco acquisition are being amortized effective July 1, 2006 over appropriate asset lives. Goodwill and certain intangible assets such as the Saco trade name, non-compete agreements and customer relationships are included in the assets of the Technology Segment. Intangible assets such as the Smartvision® trade name, the LED technology, firmware and software are included as corporate assets. It is anticipated that the valuation analysis will be fully complete in the third quarter of FY 2007.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

	As of September 30, 2006			As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
(in thousands)
Goodwill	$44,583	$2,385	$42,198	$62,187	$2,385	$59,802

Other Intangible Assets	$24,082	$3,254	$20,828	$6,430	$2,679	$3,751

	Amortization Expense of Other Intangible Assets
	September 30, 2006	September 30, 2005
Three Months Ended	$575	$120

The Company expects to record amortization expense over each of the next five years as follows: 2007 through 2008 -- $2,322,000; 2009 through 2011 -- $2,097,000. These amounts are considered estimates pending the completion of the valuation analysis of the LSI Saco acquisition in the third quarter of FY 2007.

Changes in the carrying amount of goodwill for the year ended June 30, 2006 and the three months ended September 30, 2006 by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Technology Segment	Total
Balance June 30, 2005	$135	$16,982	$--	$17,117

Acquisition	--	--	42,685	42,685

Balance as of June 30, 2006	135	16,982	42,685	59,802

Acquisition	--	--	48	48

Reclassification to intangible assets	--	--	(17,652)	(17,652)

Balance as of September 30, 2006	$135	$16,982	$25,081	$42,198

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2006		June 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$7,381	$2,644	$5,400	$2,513
Trademarks and tradenames	5,513	134	920	128
Patents	110	40	110	38
LED Technology firmware, software	10,448	373	--	--
Non-compete agreements	630	63	--	--
	$24,082	$3,254	$6,430	$2,679

NOTE 8:   REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. A total of $26.4 million was outstanding at September 30, 2006 at an average interest rate of 5.78%, and $23.6 million was available as of that date. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2007. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2009. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.

Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company's borrowings under its bank credit facilities during the first quarter of fiscal year 2007 averaged approximately $18.5 million at an approximate average borrowing rate of 5.91%.

The Company had two equipment loans at June 30, 2006 totaling $65,000 as a result of the acquisition of Saco Technologies. These loans were paid off in the first quarter of fiscal 2007.

	September 30, 2006	June 30, 2006
Long-term debt: (In thousands)

Revolving Line of Credit (3 year committed line)	$26,409	$16,528

Equipment loans	--	65

Subtotal	26,409	16,593

Less current maturities of long-term debt	--	(22)

Long-term debt	$26,409	$16,571

NOTE 9:   CASH DIVIDENDS

The Company paid cash dividends of $2,574,000 and $3,980,000 in the three month periods ended September 30, 2006 and 2005, respectively. In October 2006, the Company’s Board of Directors declared a $0.13 per share regular quarterly cash dividend (approximately $2,789,000) payable on November 14, 2006 to shareholders of record November 7, 2006.

NOTE 10:   EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services.

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,593,244 shares were available for future grant or award as of September 30, 2006. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of September 30, 2006, a total of 1,008,036 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 468,367 options for common shares were vested and exercisable. The approximate unvested stock option expense as of September 30, 2006 that will be recorded as expense in future periods is $2,086,000. The weighted average time over which this expense will be recorded is approximately 25 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the first quarter of fiscal 2007. There were no stock options granted in the first quarter of fiscal 2006.

Three Months Ended 9/30/06
Dividend yield	2.92%
Expected volatility	40%
Risk-free interest rate	4.8%
Expected life	6.5 yrs.

At September 30, 2006, the 229,000 options granted in the first three months of fiscal 2007 to employees and non-employee directors had exercise prices ranging from $13.93 to $17.60, fair values ranging from $4.88 to $6.21, and remaining contractual lives of approximately nine years and seven months.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 10% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. No equity compensation expense has been capitalized in inventory or fixed assets.

Information related to all stock options for the three months ended September 30, 2006 is shown in the table below:

	Three Months Ended September 30, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at 6/30/06	784	$10.32	6.4 years

Granted	229	$17.60
Forfeitures	(1)	$9.96
Exercised	(4)	$8.63

Outstanding at 9/30/06	1,008	$11.98	7.0 years

Exercisable at 9/30/06	468	$10.14	4.8 years

The Company received $42,000 of cash from employees who exercised 4,871 options during the three months ended September 30, 2006. Additionally, the Company recorded $15,700 of federal income tax benefits (as a reduction of taxes payable, with a $15,700 increase in Additional Paid-in-Capital) related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the three months ended September 30, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding unvested stock
options at 6/30/06	312	$10.62

Vested	--	--
Forfeitures	(1)	$9.96
Granted	229	$17.60

Outstanding unvested stock
options at 9/30/06	540	$13.59	8.8 years

Stock Compensation Awards

The Company awarded a total of 592 common shares in the first three months of fiscal 2007, valued at their approximate $10,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of September 30, 2006 there were 34 participants with fully vested account balances. A total of 201,498 common shares with a cost of $2,204,100, and 187,725 common shares with a cost of $1,957,500 were held in the Plan as of September 30, 2006 and June 30, 2006, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. For the full fiscal year 2007, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During the three months ended September 30, 2006 the Company used approximately $246,600 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11:   LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of September 30, 2006 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company is defending this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, recorded a loss contingency reserve in the amount of $590,000 in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation was held in the second quarter of fiscal 2006 to determine if the parties could reach a settlement before the lawsuit proceeds to court. No settlement was reached. The Company is now engaged in pre-trial discovery and depositions. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales. Additionally, the Company is contingently liable for $39,000 of lease payments in fiscal 2007 related to two office facilities currently being fully subleased to two different independent third parties.

.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Sales by Business Segment
 (In thousands)
	Three Months Ended September 30,
	2006	2005
Lighting Segment	$51,840	$49,383

Graphics Segment	29,440	21,517

Technology Segment	5,387	--

	$86,667	$70,900

The Company’s “forward looking statements” as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The Company acquired SACO Technologies Inc. (renamed LSI Saco Technologies) on June 26, 2006. The operating results of LSI Saco Technologies, which reported net sales of $5.4 million, for the whole quarter have been included in the fiscal 2007 results. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in same period of fiscal 2006.

Net sales of $86,667,000 in fiscal 2007 increased 22.2% from fiscal 2006 first quarter net sales of $70,900,000. Lighting Segment net sales increased 5% to $51,840,000 and Graphics Segment net sales increased 37% to $29,440,000 as compared to the same period of the prior year. The new Technology Segment reported net sales of $5,387,000 in fiscal 2007. Sales to the petroleum / convenience store market represented 21% and 25% of first quarter net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 5% from the same period last year to $18,731,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $2.5 million increase in Lighting Segment net sales is primarily the result of an aggregate increase of $0.6 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts, as well as an $1.8 million increase in commissioned net sales to the commercial and industrial lighting market. The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $7.9 million increase in Graphics Segment net sales is primarily the result of increased net sales to CVS Corporation for its program of re-branding stores they had purchased from another retailer. Net sales to CVS were approximately $11.2 million or 13% of the Company’s total net sales in the first quarter of fiscal 2007.

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

Gross profit of $23,122,000 in the first quarter of fiscal 2007 increased 24% from the same period last year, and increased as a percentage of net sales to 26.7% as compared to 26.4% last year. The increase in amount of gross profit is due primarily to the net effects of the 22% increase in net sales (made up of a 5% increase in the Lighting Segment, a 37% increase in the Graphics Segment, and the reporting of $5.4 million of net sales in the Technology Segment), and reduced margins on installation revenue. While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products offset most of the material cost increases incurred by the Lighting Segment, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($0.5 million), competitive pricing pressures, unabsorbed manufacturing costs in the Company’s New York facility, and other manufacturing expenses ($0.3 million of increased outside services, and $0.3 million of increased supplies, maintenance and depreciation expense).

Selling and administrative expenses of $14,353,000 in the first quarter fiscal year 2007 increased $1.4 million, but decreased to 16.6% as a percentage of net sales from 18.3% last year. The Company recorded a non-cash charge of $573,000 in fiscal 2006 related to variable accounting treatment of the Company’s non-qualified deferred compensation plan, whereas there was no similar charge in fiscal 2007. Otherwise, employee compensation and benefits expense increased $0.3 million in fiscal 2007 as compared to last year, primarily as a result of the addition of LSI Saco Technologies. Increased sales commissions ($0.3 million related to increased lighting sales), increased legal fees ($0.3 million, primarily associated with patent litigation), increased expense related to amortization of intangible assets ($0.5 million, primarily associated with the intangible assets of LSI Saco Technologies), increased research & development expense ($0.2 million), increased travel expense ($0.1 million) and increased audit expenses ($0.1 million) were partially offset by decreased bad debt expense ($0.1 million).

The Company reported net interest expense of $271,000 in the first quarter of fiscal 2007 as compared to net interest income of $86,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company is in a borrowing position in fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as first quarter 2007 working capital needs. The effective tax rate in the first quarter of fiscal 2007 was 35.3% reflective of Canadian tax rates, favorable tax credits and an adjustment to deferred taxes, as compared to 37.0% in the first quarter of fiscal 2006.

Net income increased 49.8% in the first quarter of fiscal 2007 to $5,495,000 as compared to $3,669,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.25 in the first quarter of fiscal 2007, as compared to $0.18 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2007 were 21,878,000 shares as compared to 20,344,000 shares last year, increased primarily due the 1.4 million shares issued as partial payment for the LSI Saco acquisition.

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

At September 30, 2006 the Company had working capital of $83.6 million, compared to $66.8 million at June 30, 2006. The ratio of current assets to current liabilities was 3.01 to 1 as compared to a ratio of 2.66 to 1 at June 30, 2006. The increase in working capital was primarily related to a significant increases in accounts receivable ($12.1 million) and inventory ($6.4 million), increased other current assets ($1.6 million), and decreased accrued expenses and customer prepayments ($2.6 million), partially offset by decreased cash ($1.9 million), increased accounts payable ($1.5 million), increased accrued income taxes ($2.4 million).

The Company used $10.9 million of cash from operating activities in the first quarter of fiscal 2007 as compared to a generation of $6.7 million in the same period last year. The $17.6 million decrease in net cash flows from operating activities in the first quarter of fiscal 2007 is primarily the net result of an increase in accounts receivable rather than a decrease (unfavorable change of $13.5 million), a larger increase in inventories (unfavorable change of $4.0 million), a net decrease in accounts payable and accrued expenses along with a net increase in other current and long-term assets (unfavorable change of $1.2 million), a decrease in net deferred income tax liabilities ($0.4 million unfavorable), increased depreciation and amortization (favorable $0.5 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.8 million), and more net income ($1.8 million favorable).

Net accounts receivable were $63.6 million and $51.6 million at September 30, 2006 and June 30, 2006, respectively. The $12.0 million increase in net receivables is primarily due to the combination of an increase in days sales outstanding (DSO) from 55 days at June 30, 2006 to 62 days at September 30, 2006 reflective of the timing of customer payments, and a larger amount of net sales in the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at September 30, 2006 increased $6.4 million from June 30, 2006 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $3.7 million, Graphics Segment of approximately $0.6 million, and the Technology Segment of approximately $2.1 million. The $1.5 million increase in accounts payable from June 30, 2006 to September 30, 2006 is primarily related to increased inventory purchases in all Segments in support of increased sales and production volume. The $1.1 million decrease in customer prepayments reflects the timing of certain customer shipments versus advance deposits received from those customers.

Cash generated from operations and borrowing capacity under a line of credit agreement are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with $23.2 million of the credit line available as of October 19, 2006. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2009 and a $20 million credit facility expiring in the third quarter of fiscal 2007. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2007 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated $2.0 million of cash related to investing activities in the first quarter fiscal 2007 as compared to a use of $0.9 million in the same period last year. The primary change between years relates to $3.4 million of proceeds from the sale of fixed assets as two significant rental LED video screens in the Technology Segment were sold. Capital expenditures of $1.4 million in the first quarter of fiscal 2007 compare to $0.9 million in the same period last year. Spending in both periods is primarily for tooling and equipment. The Company’s Graphics operation on the East Coast intends to move into a larger facility in fiscal 2007, thereby increasing expected fiscal 2007 capital expenditures from what otherwise would occur, exclusive of business acquisitions.

The Company generated $7.1 million of cash related to financing activities in the first quarter of fiscal 2007 as compared to a use of $2.8 million in the same period last year. The $9.9 million change between years is primarily the net result of borrowing on the Company’s line of credit of $9.9 million. Cash dividend payments of $2.6 million in the first quarter of fiscal 2007 were less than cash dividend payments of $4.0 million in the same period last year. The change between years relates to the fiscal 2005 special year-end dividend of approximately $2.0 million paid in September 2005, and, for the regular quarterly cash dividend a higher per share dividend rate and an increased number of outstanding shares. Additionally, the Company experienced less cash flow from the exercise of stock options in the first quarter of fiscal 2007 as compared to the same period last year (unfavorable $1.3 million).

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk and has no off balance sheet arrangements.

On October 25, 2006 the Board of Directors declared a regular quarterly cash dividend of $0.13 per share (approximately $2,789,000) payable November 14, 2006 to shareholders of record on November 7, 2006. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition." Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Any cash received from customers prior to the recognition of revenue is accounted for as a customer pre-payment and is included in accrued expenses.

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

As of September 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $816,000 related to the approximate $17.1 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of September 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $790,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that a valuation reserve of $622,000 against certain state deferred tax assets is required as of September 30, 2006 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that these assets will, more likely than not, not be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need to change this valuation reserve.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. See Notes 2 and 10 to these financial statements.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. The Company’s annual analysis and test for impairment of goodwill was conducted as of July 1, 2006. There were no impairment charges related to goodwill recorded by the Company during 2007 or 2006.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2007 or 2006.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for the accounting for and reporting of a direct effect of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, or the Company’s first quarter of fiscal year 2007 which begins July 1, 2006. The Company will apply the provisions of this statement for any accounting changes or error corrections that occur subsequent to July 1, 2006.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. The requirement to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS 158 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nothing to report.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed as of September 30, 2006 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2006, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the first quarter of fiscal 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/06 to 7/31/06	263	$14.66	263	(1)
8/1/06 to 8/31/06	12,973	$17.98	12,973	(1)
9/1/06 to 9/30/06	537	$17.54	537	(1)
Total	13,773		13,773	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At September 30, 2006 the Plan held 201,498 shares of the Company.

ITEM 6. EXHIBITS

a)  Exhibits

           10.1   LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated
                  as  of  November 1, 2006)

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

November 3, 2006