Form 10-Q
period 2006-12-31
LSI INDUSTRIES INC
filed 2007-01-30
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.

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

As of January 22, 2007 there were 21,487,528 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX
			Beginson Page
PART I.	Financial Information

	ITEM 1.	Financial Statements

		Condensed Consolidated Income Statements	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	21

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4.	Controls and Procedures	30

PART II.	Other Information

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	ITEM 4. ITEM 6.	Submission of Matters to a Vote of Security Holders Exhibits	32 32

Signatures			32

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net sales	$81,640	$73,322	$168,307	$144,222

Cost of products sold	59,446	54,485	122,991	106,673

Gross profit	22,194	18,837	45,316	37,549

Selling and administrative expenses	13,911	12,721	28,264	25,696

Operating income	8,283	6,116	17,052	11,853

Interest (income)	(8)	(99)	(18)	(195)

Interest expense	395	13	676	23
Income before income taxes	7,896	6,202	16,394	12,025

Income tax expense	2,861	2,296	5,864	4,450

Net income	$5,035	$3,906	$10,530	$7,575

Earnings per common share (see Note 5)
Basic	$0.23	$0.20	$0.49	$0.38
Diluted	$0.23	$0.19	$0.48	$0.37

Weighted average common shares
outstanding

Basic	21,666	19,982	21,659	19,944
Diluted	21,938	20,457	21,909	20,403

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)	December 31, 2006	June 30, 2006
ASSETS

Current Assets
Cash and cash equivalents	$1,636	$3,322
Accounts receivable, net	58,935	51,557
Inventories	52,446	45,345
Refundable income taxes	192	139
Other current assets	8,774	6,725
Total current assets	121,983	107,088

Property, Plant and Equipment, net	48,006	52,363

Goodwill, net	42,198	59,802

Intangible Assets, net	20,243	3,751

Other Assets, net	1,391	1,397

TOTAL ASSETS	$233,821	$224,401

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$22
Accounts payable	20,559	22,974
Accrued expenses	16,122	17,305
Total current liabilities	36,681	40,301

Long-Term Debt	24,070	16,571
Long-Term Deferred Tax Liabilities	1,996	2,065
Other Long-Term Liabilities	447	479

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,471,804 and 21,462,490
shares, respectively	78,564	78,087
Retained earnings	92,063	86,898
Total shareholders’ equity	170,627	164,985

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$233,821	$224,401

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended December 31
	2006	2005
Cash Flows from Operating Activities
Net income	$10,530	$7,575
Non-cash items included in income
Depreciation and amortization	4,478	3,422
Deferred income taxes	(9)	366
Deferred compensation plan	125	973
Stock option expense	325	255
Issuance of common shares as compensation	20	20
(Gain) on disposition of fixed assets	(54)	(13)

Changes in
Accounts receivable	(7,378)	6,335
Inventories	(7,101)	(1,428)
Accounts payable and other	(5,786)	(5,300)

Net cash flows from operating activities	(4,850)	12,205

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,339)	(1,648)
Proceeds from sale of fixed assets	3,432	21
Acquisition of business, net of cash received	(48)	--
Purchases of short-term investments	--	(9,000)
Net cash flows from investing activities	1,045	(10,627)

Cash Flows from Financing Activities
Payment of long-term debt	(2,404)	--
Proceeds from issuance of long-term debt	9,881	--
Cash dividends paid	(5,365)	(6,378)
Exercise of stock options	275	1,599
Purchase of treasury shares	(268)	(331)
Issuance of treasury shares	--	55

Net cash flows from financing activities	2,119	(5,055)

(Decrease) in cash and cash equivalents	(1,686)	(3,477)

Cash and cash equivalents at beginning of year	3,322	7,210

Cash and cash equivalents at end of period	$1,636	$3,733

Supplemental Cash Flow Information
Interest paid	$506	$11

Income taxes paid	$5,137	$5,038

Issuance of common shares as compensation	$20	$20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2006, and the results of its operations for the three and six month periods ended December 31, 2006 and 2005, and its cash flows for the six month periods ended December 31, 2006 and 2005. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2006 annual report. Financial information as of June 30, 2006 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31, 2006	June 30, 2006
Accounts receivable	$59,849	$52,213
less Allowance for doubtful accounts	(914)	(656)
Accounts receivable, net	$58,935	$51,557

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31, 2006	June 30, 2006
Property, plant and equipment, at cost	$100,935	$102,484
less Accumulated depreciation	(52,929)	(50,121)
Property, plant and equipment, net	$48,006	$52,363

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	December 31, 2006	June 30, 2006
Balance at beginning of the period	$378	$301
Additions charged to expense	515	584
Deductions for repairs and replacements	(758)	(507)
Balance at end of the period	$135	$378

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 272,000 shares and 475,000 shares for the three months ended December 31, 2006 and 2005, respectively, and 250,000 shares and 459,000 shares for the six months ended December 31, 2006 and 2005, respectively.

Stock options:

The Company recorded $60,000 in the first six months of fiscal 2007 as a reduction of income taxes payable, $53,900 as an increase in common stock, and $6,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $53,900. See further discussion in Note 10.

Recent Pronouncements:

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. The requirement to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company is evaluating the impact of adopting SFAS No. 158 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

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

NOTE 3:    MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Graphics Segment, CVS Corporation, represented approximately $10,497,000, or 12.9% of consolidated net sales in the three months ended December 31, 2006 and represented approximately $21,717,000, or 12.9% of consolidated net sales in the six months ended December 31, 2006. The balance of accounts receivable from CVS as of December 31, 2006 was approximately $8,690,000 or 14.8% of net accounts receivable. The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $14,569,000 or 10% of consolidated net sales in the six month period ended December 31, 2005.

NOTE 4:     BUSINESS SEGMENT INFORMATION

The Company operates in the following three business segments: the Lighting Segment, the Graphics Segment, and the Technology Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these three business segments, and organizationally, has a President of LSI Lighting Solutions Plus, a President of LSI Graphics Solutions Plus, and a President of LSI Technology Solutions Plus reporting directly to him. The Company’s most significant market is the petroleum / convenience store market with approximately 25% and 26% of total net sales concentrated in this market for the three months ended December 31, 2006 and 2005, respectively, and approximately 23% and 26% of total net sales concentrated in this market in the six month periods ended December 31, 2006 and 2005, respectively. The following information is provided for the following periods:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net sales:
Lighting Segment	$47,980	$49,785	$99,820	$99,168
Graphics Segment	30,657	23,537	60,097	45,054
Technology Segment	3,003	--	8,390	--
	$81,640	$73,322	$168,307	$144,222

Operating income:
Lighting Segment	$3,575	$3,902	$7,407	$7,482
Graphics Segment	4,471	2,214	8,228	4,371
Technology Segment	237	--	1,417	--
	$8,283	$6,116	$17,052	$11,853

Capital expenditures:
Lighting Segment	$518	$398	$915	$1,171
Graphics Segment	312	373	825	477
Technology Segment	114	--	599	--
	$944	$771	$2,339	$1,648

Depreciation and amortization:
Lighting Segment	$1,388	$1,310	$2,772	$2,616
Graphics Segment	709	405	1,343	806
Technology Segment	156	--	363	--
	$2,253	$1,715	$4,478	$3,422

	December 31, 2006	June 30, 2006
Identifiable assets:
Lighting Segment	$100,514	$103,852
Graphics Segment	74,186	61,767
Technology Segment	43,314	54,544
	218,014	220,163
Corporate	15,807	4,238
	$233,821	$224,401

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

The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net sales (a):
United States	$78,637	$73,322	$159,917	$144,222
Canada	3,003	--	8,390	--
	$81,640	$73,322	$168,307	$144,222

	December 31, 2006	June 30, 2006

Long-lived assets (b):
United States	$82,164	$70,753
Canada	29,674	46,560
	$111,838	$117,313

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
BASIC EARNINGS PER SHARE

Net income	$5,035	$3,906	$10,530	$7,575

Weighted average shares outstanding
during the period, net
of treasury shares (a)	21,464	19,982	21,461	19,944
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	202	--	198	--
Weighted average shares outstanding	21,666	19,982	21,659	19,944

Basic earnings per share	$0.23	$0.20	$0.49	$0.38

DILUTED EARNINGS PER SHARE

Net income	$5,035	$3,906	$10,530	$7,575

Weighted average shares outstanding
- Basic	21,666	19,982	21,659	19,944

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	272	475	250	459

Weighted average shares
outstanding (c)	21,938	20,457	21,909	20,403

Diluted earnings per share	$0.23	$0.19	$0.48	$0.37

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 169,609 common shares and 1,533 common shares during the six month periods ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2006	June 30, 2006
Inventories
Raw materials	$26,191	$21,508
Work-in-process	6,724	7,402
Finished goods	19,531	16,435
	$52,446	$45,345

Accrued Expenses
Compensation and benefits	$6,082	$6,902
Customer prepayments	4,192	4,438
Other accrued expenses	5,848	5,965
	$16,122	$17,305

 NOTE 7:   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006. The acquisition was accounted for as a purchase, effective on the date of acquisition. The total purchase exceeded the estimated fair value of net assets by approximately $42.7 million. A preliminary valuation of the Company’s goodwill and intangible assets was completed in the first quarter of fiscal year 2007, and preliminary purchase price allocations have been made at December 31, 2006. Identified intangible assets related to the LSI Saco acquisition are being amortized effective July 1, 2006 over appropriate asset lives. Goodwill and certain intangible assets such as the Saco trade name, non-compete agreements and customer relationships are included in the assets of the Technology Segment. Intangible assets such as the Smartvision® trade name, the LED technology, firmware and software are included as corporate assets. It is anticipated that the valuation analysis will be fully complete in the third quarter of FY 2007, with no material changes to the Company’s financial statements.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of December 31, 2006			As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$44,583	$2,385	$42,198	$62,187	$2,385	$59,802

Other Intangible Assets	$24,082	$3,839	$20,243	$6,430	$2,679	$3,751

	Amortization Expense of Other Intangible Assets
	December 31, 2006	December 31, 2005
Three Months Ended	$585	$119
Six Months Ended	$1,160	$239

The Company expects to record amortization expense over each of the next five years as follows: 2007 through 2008 -- $2,322,000; 2009 through 2011 -- $2,097,000. These amounts are considered estimates pending the completion of the valuation analysis of the LSI Saco acquisition in the third quarter of FY 2007.

Changes in the carrying amount of goodwill for the year ended June 30, 2006 and the six months ended December 31, 2006 by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Technology Segment	Total
Balance June 30, 2005	$135	$16,982	$--	$17,117

Acquisition	--	--	42,685	42,685

Balance as of June 30, 2006	135	16,982	42,685	59,802

Acquisition	--	--	48	48

Reclassification to intangible
assets	--	--	(17,652)	(17,652)

Balance as of December 31, 2006	$135	$16,982	$25,081	$42,198

     The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2006		June 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$7,381	$2,786	$5,400	$2,513
Trademarks and tradenames	5,513	140	920	128
Patents	110	42	110	38
LED Technology firmware, software	10,448	746	--	--
Non-compete agreements	630	125	--	--
	$24,082	$3,839	$6,430	$2,679

NOTE 8:   REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. A total of $24.1 million was outstanding at December 31, 2006 at an average interest rate of 5.94%, and $25.9 million was available as of that date. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2007. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2009. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company's borrowings under its bank credit facilities during the first half of fiscal year 2007 averaged approximately $21.9 million at an approximate average borrowing rate of 5.92%. In January 2007, the Company established a $7 million line of credit for its Canadian subsidiary. There are no borrowings against this line of credit.

The Company had two equipment loans at June 30, 2006 totaling $65,000 as a result of the acquisition of Saco Technologies. These loans were paid off in the first quarter of fiscal 2007.

Long-term debt: (In thousands)	December 31, 2006	June 30, 2006

Revolving Line of Credit (3 year committed line)	$24,070	$16,528

Equipment loans	--	65

Subtotal	24,070	16,593

Less current maturities of long-term debt	--	(22)

Long-term debt	$24,070	$16,571

NOTE 9:   CASH DIVIDENDS

The Company paid cash dividends of $5,365,000 and $6,378,000 in the six month periods ended December 31, 2006 and 2005, respectively. In January 2007, the Company’s Board of Directors declared a $0.13 per share regular quarterly cash dividend (approximately $2,793,000) payable on February 13, 2007 to shareholders of record February 6, 2007.

NOTE 10:   EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services.

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant, and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable. The number of shares reserved for issuance is 2,250,000, of which 1,586,620 shares were available for future grant or award as of December 31, 2006. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of December 31, 2006, a total of 995,874 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 545,017 options for common shares were vested and exercisable. The approximate unvested stock option expense as of December 31, 2006 that will be recorded as expense in future periods is $1,928,000. The weighted average time over which this expense will be recorded is approximately 24 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	12/31/06	12/31/05	12/31/06	12/31/05
Dividend yield	2.94%	3.58%	2.94%	3.58%
Expected volatility	40.1%	39.72%	40%	39.72%
Risk-free interest rate	4.6%	4.46%	4.8%	4.46%
Expected life	7 yrs.	7.5 yrs.	6.6 yrs.	7.5 yrs.

At December 31, 2006, the 235,700 options granted in the first six months of fiscal 2007 to employees and non-employee directors had exercise prices ranging from $13.83 to $17.60, fair values ranging from $4.88 to $6.55, and remaining contractual lives of between nine and one-half years to ten years.

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

Information related to all stock options for the six months ended December 31, 2006 is shown in the table below:

	Six Months Ended December 31, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at 6/30/06	784	$10.32	6.4 years

Granted	236	$17.59
Forfeitures	(1)	$9.96
Exercised	(23)	$9.60

Outstanding at 12/31/06	996	$12.06	6.7 years

Exercisable at 12/31/06	545	$10.15	5.0 years

The Company received $221,100 of cash from employees who exercised 23,033 options during the six months ended December 31, 2006. Additionally, the Company recorded $60,000 as a reduction of federal income taxes payable, $53,900 as an increase in common stock, and $6,100 as a reduction of income tax expense) related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the six months ended December 31, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding unvested stock options at 6/30/06	312	$10.62

Vested	(96)	10.20
Forfeitures	(1)	$9.96
Granted	236	$17.59

Outstanding unvested stock options at 12/31/06	451	$14.36	8.7 years

Stock Compensation Awards

The Company awarded a total of 1,216 common shares in the first six months of fiscal 2007, valued at their approximate $20,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of December 31, 2006 there were 34 participants with fully vested account balances. A total of 202,660 common shares with a cost of $2,225,700, and 187,725 common shares with a cost of $1,957,500 were held in the Plan as of December 31, 2006 and June 30, 2006, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. For the full fiscal year 2007, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During the six months ended December 31, 2006 the Company used approximately $268,300 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11:   LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense plus the Company’s legal fees. As of December 31, 2006 the Company is the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past nine years. The Company is defending this case vigorously. In the progress of this case, the Company made a reasonable settlement offer and, accordingly, recorded a loss contingency reserve in the amount of $590,000 in the third quarter of fiscal 2005. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. A non-binding mediation was held in the second quarter of fiscal 2006 to determine if the parties could reach a settlement before the lawsuit proceeds to court. No settlement was reached. The Company is now engaged in pre-trial discovery and depositions. There is the possibility that final resolution of this matter could result in an additional loss in excess of the presently established loss reserve. Management is not able to estimate the likelihood or amount of such additional loss, or a range of additional loss. However, management believes that while the ultimate disposition of this matter and such potential additional loss could have a material adverse effect on the Company’s results from operations and cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on the Company’s financial position or liquidity. Should this patent infringement case be resolved against the Company, it would be likely that the Company would be responsible to make royalty payments to the plaintiff at a currently unknown percentage of future menu board system sales. Additionally, the Company is contingently liable for $24,700 of lease payments in fiscal 2007 related to an office facility currently being fully subleased to an independent third party.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Sales by Business Segment
 (In thousands)

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Lighting Segment	$47,980	$49,785	$99,820	$99,168

Graphics Segment	30,657	23,537	60,097	45,054

Technology Segment	3,003	--	8,390	--

	$81,640	$73,322	$168,307	$144,222

The Company’s “forward looking statements” as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

The Company acquired SACO Technologies Inc. (renamed LSI Saco Technologies) on June 26, 2006. The operating results of LSI Saco Technologies, which reported net sales of $3.0 million, have been included in the fiscal 2007 results. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in same period of fiscal 2006.

Net sales of $81,640,000 in second quarter fiscal 2007 increased 11.3% from fiscal 2006 second quarter net sales of $73,322,000. Lighting Segment net sales decreased 4% to $47,980,000 and Graphics Segment net sales increased 30% to $30,657,000 as compared to the same period of the prior year. The new Technology Segment reported net sales of $3,003,000 in the second quarter of fiscal 2007. A customer delayed to the fiscal 2007 third quarter approximately $2 million of LED billboards which had been scheduled to ship in the second quarter. The Company also experienced customer-initiated shipment schedule delays of lighting fixtures for two customers in the national retail market. Sales to the petroleum / convenience store market represented 25% and 26% of second quarter net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 4% from the same period last year to $20,002,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $1.8 million decrease in Lighting Segment net sales is primarily the result of decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants and retail national accounts (net $2.6 million decrease), partially offset by a $0.9 million increase in commissioned net sales to the commercial and industrial lighting market. The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $7.1 million increase in Graphics Segment net sales is primarily the result of increased net sales to CVS Corporation for its program of re-branding stores they had purchased from another retailer. Net sales to CVS were approximately $10.4 million or 13% of the Company’s total net sales in the second quarter of fiscal 2007.

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

Gross profit of $22,194,000 in the second quarter of fiscal 2007 increased 18% from the same period last year, and increased as a percentage of net sales to 27.2% as compared to 25.7% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments, with second quarter fiscal 2007 gross profit percentages of approximately 31% and 26%, respectively. The increase in amount of gross profit is due primarily to the net effects of the 11% increase in net sales (made up of a 4% decrease in the Lighting Segment, a 30% increase in the Graphics Segment, and the reporting of $3.0 million of net sales in the Technology Segment), and increased margins on installation revenue. While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin: competitive pricing pressures, unabsorbed manufacturing costs in some of the Company’s Lighting facilities, and other manufacturing expenses ($0.2 million of increased outside services, $0.2 million reduced utilities, and $0.2 million of increased supplies, maintenance and depreciation expense).

Selling and administrative expenses of $13,911,000 in the second quarter fiscal year 2007 increased $1.2 million, but decreased to 17.0% as a percentage of net sales from 17.3% last year. Employee compensation and benefits expense increased $0.1 million in fiscal 2007 as compared to last year, primarily as a result of the addition of LSI Saco Technologies partially offset by net expense reductions in the rest of the Company. Increased expense related to amortization of intangible assets ($0.4 million, primarily associated with the intangible assets of LSI Saco Technologies), increased research & development expense ($0.4 million), increased bad debt expense ($0.2 million), increased product warranty expense ($0.2 million) and increased audit expenses ($0.1 million) were partially offset by decreased sales commissions ($0.2 million related to decreased lighting sales).

The Company reported net interest expense of $387,000 in the second quarter of fiscal 2007 as compared to net interest income of $86,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company is in a borrowing position in fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as first half 2007 working capital needs. The effective tax rate in the second quarter of fiscal 2007 was 36.2% as compared to 37.0% in the second quarter of fiscal 2006.

Net income increased 28.9% in the second quarter of fiscal 2007 to $5,035,000 as compared to $3,906,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.23 in the second quarter of fiscal 2007, as compared to $0.19 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2007 were 21,938,000 shares as compared to 20,457,000 shares last year, increased primarily due the 1.4 million shares issued as partial payment for the LSI Saco acquisition.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

The Company acquired SACO Technologies Inc. (renamed LSI Saco Technologies) on June 26, 2006. The operating results of LSI Saco Technologies, which reported net sales of $8.4 million, have been included in the fiscal 2007 results. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in same period of fiscal 2006.

Net sales of $168,307,000 in the first half of fiscal 2007 increased 16.7% from fiscal 2006 first half quarter net sales of $144,222,000. Lighting Segment net sales increased 1% to $99,820,000 and Graphics Segment net sales increased 33% to $60,097,000 as compared to the same period of the prior year. The new Technology Segment reported net sales of $8,390,000 in the first half of fiscal 2007. A customer delayed to the fiscal 2007 third quarter approximately $2 million of LED billboards which had been scheduled to ship in the second quarter. The Company also experienced customer-initiated shipment schedule delays of lighting fixtures for two customers in the national retail market. Sales to the petroleum / convenience store market represented 23% and 26% of first half net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 4% from the same period last year to $38,373,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $0.7 million increase in Lighting Segment net sales is primarily the result of decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants and retail national accounts (net $2.0 million decrease), partially offset by a $2.7 million increase in commissioned net sales to the commercial and industrial lighting market. The Company implemented price increases in fiscal year 2006 and

August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $15.0 million increase in Graphics Segment net sales is primarily the result of increased net sales to CVS Corporation for its program of re-branding stores they had purchased from another retailer. Net sales to CVS were approximately $21.7 million or 13% of the Company’s total net sales in the first half of fiscal 2007.

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

Gross profit of $45,316,000 in the first half of fiscal 2007 increased 21% from the same period last year, and increased as a percentage of net sales to 26.9% as compared to 26.0% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments, with first half fiscal 2007 gross profit percentages of approximately 30% and 32%, respectively. The increase in amount of gross profit is due primarily to the net effects of the 17% increase in net sales (made up of a 1% increase in the Lighting Segment, a 33% increase in the Graphics Segment, and the reporting of $8.4 million of net sales in the Technology Segment). While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($0.5 million), competitive pricing pressures, unabsorbed manufacturing costs in some of the Company’s Lighting facilities, and other manufacturing expenses ($0.5 million of increased outside services, $0.2 million reduced utilities, and $0.4 million of increased supplies, maintenance and depreciation expense).

Selling and administrative expenses of $28,264,000 in the first half fiscal year 2007 increased $2.6 million, but decreased to 16.8% as a percentage of net sales from 17.8% last year. The Company recorded a non-cash charge of $573,000 in fiscal 2006 related to variable accounting treatment of the Company’s non-qualified deferred compensation plan, whereas there was no similar charge in fiscal 2007. Otherwise, employee compensation and benefits expense increased $0.4 million in fiscal 2007 as compared to last year, primarily as a result of the addition of LSI Saco Technologies. Increased sales commissions ($0.1 million related to increased lighting sales), increased legal fees ($0.3 million, primarily associated with patent litigation), increased expense related to amortization of intangible assets ($0.9 million, primarily associated with the intangible assets of LSI Saco Technologies), increased research & development expense ($0.6 million), increased product warranty expense ($0.2 million), increased audit expenses ($0.2 million), increased sales commissions ($0.1 million on increased lighting sales), increased travel expense ($0.1 million), and increased bad debt expense ($0.1 million).

The Company reported net interest expense of $658,000 in the first half of fiscal 2007 as compared to net interest income of $172,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company is in a borrowing position in fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as first half 2007 working capital needs. The effective tax rate in the first half of fiscal 2007 was 35.8% reflective of Canadian tax rates, favorable tax credits and an adjustment to deferred taxes, as compared to 37.0% in the first half of fiscal 2006.

Net income increased 39.0% in the first half of fiscal 2007 to $10,530,000 as compared to $7,575,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.48 in the first half of fiscal 2007, as compared to $0.37 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2007 were 21,909,000 shares as compared to 20,403,000 shares last year, increased primarily due the 1.4 million shares issued as partial payment for the LSI Saco acquisition.

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

At December 31, 2006 the Company had working capital of $85.3 million, compared to $66.8 million at June 30, 2006. The ratio of current assets to current liabilities was 3.33 to 1 as compared to a ratio of 2.66 to 1 at June 30, 2006. The increase in working capital was primarily related to a significant increases in accounts receivable ($7.4 million) and inventory ($7.1 million), increased other current assets ($2.1 million), decreased accounts payable ($2.4 million) and decreased accrued expenses and customer prepayments ($1.3 million), partially offset by decreased cash ($1.7 million).

The Company used $4.9 million of cash from operating activities in the first half of fiscal 2007 as compared to a generation of $12.2 million in the same period last year. The $17.1 million decrease in net cash flows from operating activities in the first half of fiscal 2007 is primarily the net result of an increase in accounts receivable rather than a decrease (unfavorable change of $13.7 million), a larger increase in inventories (unfavorable change of $5.7 million), a smaller net decrease in accounts payable and accrued expenses (Unfavorable change of $1.4 million), a decrease in net deferred income tax liabilities ($0.4 million unfavorable), increased depreciation and amortization (favorable $1.1 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.8 million), and more net income ($3.0 million favorable).

Net accounts receivable were $58.9 million and $51.6 million at December 31, 2006 and June 30, 2006, respectively. The increase of over $7 million in net receivables is primarily due to the combination of an increase in days sales outstanding (DSO) from 55 days at June 30, 2006 to 69 days at December 31, 2006 reflective of the timing of customer payments, and a larger amount of net sales in the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at December 31, 2006 increased $7.1 million from June 30, 2006 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $3.9 million, Graphics Segment of approximately $0.6 million, and the Technology Segment of approximately $2.6 million. The $2.4 million decrease in accounts payable from June 30, 2006 to December 31, 2006 is primarily related to payments having been made in the second quarter of fiscal 2007 for inventory purchases of the first quarter in all Segments in support of anticipated sales and production volume.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with $31.1 million of the credit line available as of January 24, 2007. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2009 and a $20 million credit facility expiring in the third quarter of fiscal 2007. Additionally, in January 2007 the Company established a separate $7 million annually renewed line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2007 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated $1.0 million of cash related to investing activities in the first half of fiscal 2007 as compared to a use of $10.6 million in the same period last year. The primary change between years relates to the fiscal 2007 $3.4 million of proceeds from the sale of fixed assets as two significant rental LED video screens in the Technology Segment were sold, and the fiscal 2006 $9.0 million purchase of short-term investments. Capital expenditures of $2.3 million in the first half of fiscal 2007 compare to $1.6 million in the same period last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2007 capital expenditures to be in the $6 million to $7 million range. Additionally the Company’s Graphics operation on the East Coast is considering a move into a larger facility in fiscal 2007 or 2008, thereby increasing expected capital expenditures in the affected fiscal year from what otherwise would occur, exclusive of business acquisitions.

The Company generated $2.1 million of cash related to financing activities in the first half of fiscal 2007 as compared to a use of $5.1 million in the same period last year. The $7.2 million change between years is primarily the net result of fiscal 2007 borrowing of $9.9 million on the Company’s line of credit fiscal 2007 payments against the line of credit of $2.4 million. Cash dividend payments of $5.4 million in the first half of fiscal 2007 were less than cash dividend payments of $6.4 million in the same period last year. The change between years relates to the fiscal 2005 special year-end dividend of approximately $2.0 million paid in September 2005, and, for the regular quarterly cash dividend a higher per share dividend rate and an increased number of outstanding shares. Additionally, the Company experienced less cash flow from the exercise of stock options in the first half of fiscal 2007 as compared to the same period last year (unfavorable $1.3 million).

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

On January 24, 2007 the Board of Directors declared a regular quarterly cash dividend of $0.13 per share (approximately $2,793,000) payable February 13, 2007 to shareholders of record on February 6, 2007. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

As of December 31, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $816,000 related to the approximate $17.1 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of December 30, 2006 the Company had recorded a deferred New York state income tax asset in the amount of $790,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that a valuation reserve of $622,000 against certain state deferred tax assets is required as of December 31, 2006 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that these assets will, more likely than not, not be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need to change this valuation reserve.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nothing to report.

ITEM 4.   CONTROLS AND PROCEDURES.

An evaluation was performed as of December 31, 2006 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2006, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the second quarter of fiscal 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 to 10/31/06	215	$18.00	215	(1)
11/1/06 to 11/30/06	437	$17.74	437	(1)
12/1/06 to 12/31/06	510	$19.74	510	(1)
Total	1,162	$18.67	1,162	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At December 31, 2006 the Plan held 202,660 shares of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held November 14, 2006, the following actions were taken by shareholders:

4.1  All persons nominated as Directors were elected with the votes for each person being:

Name	Shares For	Shares - Withheld Authority	Shares Abstained	Broker Non-Votes
Gary P. Kreider	12,300,071.76398	5,805,160.73881	N/A	none
Dennis B. Meyer	17,731,002.76398	374,229.73881	N/A	none
Wilfred T. O’Gara	17,734,238.76398	370,993.73881	N/A	none
Robert J. Ready	15,191,930.76398	2,913,301.73881	N/A	none
Mark A. Serrianne	17,734,389.76398	370,842.73881	N/A	none
James P. Sferra	15,168,414.76398	2,936,817.73881	N/A	none

4.2  Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal 2007.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
18,049,636.08477	41,651	13,945.41802	none

ITEM 6. EXHIBITS

a)	Exhibits
	31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

	32.1	Section 1350 Certification of Principal Executive Officer

	32.2	Section 1350 Certification of Principal Financial Officer

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

January 29, 2007