Form 10-Q
period 2007-03-31
LSI INDUSTRIES INC
filed 2007-05-07
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

As of mAY 3, 2007 there were 21,492,605 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

INDEX
			Begins on Page
PART I.	Financial Information

	ITEM 1.	Financial Statements

		Condensed Consolidated Income Statements	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	21

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4.	Controls and Procedures	30

PART II.	Other Information

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	ITEM 6.	Exhibits	32

Signatures			32

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Net sales	$75,323	$64,504	$243,630	$208,726

Cost of products sold	56,849	49,451	179,840	156,124

Gross profit	18,474	15,053	63,790	52,602

Selling and administrative expenses	13,353	11,534	41,617	37,230

Operating income	5,121	3,519	22,173	15,372

Interest (income)	(19)	(163)	(37)	(358)

Interest expense	252	11	928	34
Income before income taxes	4,888	3,671	21,282	15,696

Income tax expense	1,590	1,256	7,454	5,706

Net income	$3,298	$2,415	$13,828	$9,990

Earnings per common share (see Note 5)
Basic	$0.15	$0.12	$0.64	$0.50
Diluted	$0.15	$0.12	$0.63	$0.49

Weighted average common shares
outstanding

Basic	21,692	20,201	21,669	20,159
Diluted	21,955	20,393	21,927	20,400

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2007	June 30, 2006
ASSETS

Current Assets
Cash and cash equivalents	$3,061	$3,322
Accounts receivable, net	46,816	51,557
Inventories	52,955	45,345
Refundable income taxes	382	139
Other current assets	8,021	6,725
Total current assets	111,235	107,088

Property, Plant and Equipment, net	48,877	52,363

Goodwill, net	42,200	59,802

Intangible Assets, net	19,749	3,751

Other Assets, net	1,372	1,397

TOTAL ASSETS	$223,433	$224,401

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$22
Accounts payable	15,744	22,974
Accrued expenses	27,153	17,305
Total current liabilities	42,897	40,301

Long-Term Debt	6,518	16,571
Long-Term Deferred Tax Liabilities	1,996	2,065
Other Long-Term Liabilities	431	479

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,493,095 and 21,462,490
shares, respectively	79,023	78,087
Retained earnings	92,568	86,898
Total shareholders’ equity	171,591	164,985

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$223,433	$224,401

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended March 31
	2007	2006
Cash Flows from Operating Activities
Net income	$13,828	$9,990
Non-cash items included in income
Depreciation and amortization	6,674	5,093
Deferred income taxes	21	396
Deferred compensation plan	131	985
Stock option expense	520	340
Issuance of common shares as compensation	30	31
(Gain) Loss on disposition of fixed assets	(15)	14

Changes in
Accounts receivable	4,741	5,618
Inventories	(7,610)	(166)
Accounts payable and other	966	(4,629)

Net cash flows from operating activities	19,286	17,672

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,860)	(3,144)
Proceeds from sale of fixed assets	3,432	23
Acquisition of business, net of cash received	(141)	--
Purchases of short-term investments	--	(9,000)
Net cash flows from investing activities	(1,569)	12,121)

Cash Flows from Financing Activities
Payment of long-term debt	(19,956)	--
Proceeds from issuance of long-term debt	9,881	--
Cash dividends paid	(8,158)	(8,777)
Exercise of stock options	524	1,763
Purchase of treasury shares	(285)	(353)
Issuance of treasury shares	16	71

Net cash flows from financing activities	(17,978)	(7,296)

(Decrease) in cash and cash equivalents	(261)	(1,745)

Cash and cash equivalents at beginning of year	3,322	7,210

Cash and cash equivalents at end of period	$3,061	$5,465

Supplemental Cash Flow Information
Interest paid	$907	$38

Income taxes paid	$7,821	$5,348

Issuance of common shares as compensation	$30	$31

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations for the three and nine month periods ended March 31, 2007 and 2006, and its cash flows for the nine month periods ended March 31, 2007 and 2006. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2006 annual report. Financial information as of June 30, 2006 has been derived from the Company’s audited consolidated financial statements.

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

Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation or post-shipment service and maintenance of certain solid state LED video screens or billboards, the Company has no post-shipment responsibilities.

Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties.

Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process. Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms defined in each individual service agreement.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31, 2007	June 30, 2006
Accounts receivable	$47,652	$52,213
less Allowance for doubtful accounts	(836)	(656)
Accounts receivable, net	$46,816	$51,557

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

Short-Term Investments:

Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as trading securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments for a certain period of time during fiscal 2006.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	March 31, 2007	June 30, 2006

Property, plant and equipment, at cost	$103,380	$102,484
less Accumulated depreciation	(54,503)	(50,121)
Property, plant and equipment, net	$48,877	$52,363

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	March 31, 2007	June 30, 2006
Balance at beginning of the period	$378	$301
Additions charged to expense	780	584
Deductions for repairs and replacements	(984)	(507)
Balance at end of the period	$174	$378

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

Earnings per common share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 263,000 shares and 192,000 shares for the three months ended March 31, 2007 and 2006, respectively, and 258,000 shares and 241,000 shares for the nine months ended March 31, 2007 and 2006, respectively.

Stock options:

The Company recorded $114,200 in the first nine months of fiscal 2007 as a reduction of income taxes payable, $104,100 as an increase in common stock, and $10,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $104,100. The Company recorded $380,000 in the first nine months of fiscal 2006 as a reduction of income taxes payable, $373,000 as an increase in additional paid in capital, and $7,000 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $373,000. See further discussion in Note 10.

Recent Pronouncements:

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of FIN 48 adoption will be reported as an adjustment to the opening balance of retained earnings at July 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. The requirement to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company is evaluating the impact of adopting SFAS No. 158 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position. We believe the impact will not be significant.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company is evaluating the impact of adopting SFAS No. 159 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

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

NOTE 3:  MAJOR CUSTOMER CONCENTRATIONS

The Company’s net sales to a major customer in the Graphics Segment, CVS Corporation, represented approximately $24,910,000, or 10% of consolidated net sales in the nine months ended March 31, 2007. The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $7,297,000, or 11%, and $21,866,000 or 10% of consolidated net sales in the three month and nine month periods, respectively, ended March 31, 2006. Additionally, the balance of accounts receivable from Wal-Mart Stores as of March 31, 2006 was approximately $4,522,000 or 11% of net accounts receivable.

NOTE 4: BUSINESS SEGMENT INFORMATION

The Company operates in the following three business segments: the Lighting Segment, the Graphics Segment, and the Technology Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these three business segments, and organizationally, has a President of LSI Lighting Solutions Plus, a President of LSI Graphics Solutions Plus, and a President of LSI Technology Solutions Plus reporting directly to him. The Company’s most significant market is the petroleum / convenience store market with approximately 27% and 24% of total net sales concentrated in this market for the three months ended March 31, 2007 and 2006, respectively, and approximately 24% and 25% of total net sales concentrated in this market in the nine month periods ended March 31, 2007 and 2006, respectively. The following information is provided for the following periods:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Net sales:
Lighting Segment	$45,443	$45,897	$145,263	$145,065
Graphics Segment	23,792	18,607	83,889	63,661
Technology Segment	6,088	--	14,478	--
	$75,323	$64,504	$243,630	$208,726
Operating income:
Lighting Segment	$1,940	$2,055	$9,346	$9,537
Graphics Segment	2,458	1,464	10,687	5,835
Technology Segment	723	--	2,140	--
	$5,121	$3,519	$22,173	$15,372

Capital expenditures:
Lighting Segment	$1,979	$565	$2,894	$1,736
Graphics Segment	497	931	1,322	1,408
Technology Segment	45	--	644	--
	$2,521	$1,496	$4,860	$3,144

Depreciation and amortization:
Lighting Segment	$1,336	$1,271	$4,108	$3,888
Graphics Segment	666	400	2,009	1,205
Technology Segment	194	--	557	--
	$2,196	$1,671	$6,674	$5,093

	March 31, 2007	June 30, 2006
Identifiable assets:
Lighting Segment	$103,323	$103,852
Graphics Segment	64,405	61,767
Technology Segment	39,672	54,544
	207,400	220,163
Corporate	16,033	4,238
	$223,433	$224,401

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

The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)
	2007	2006	2007	2006
Net sales (a):
United States	$69,235	$64,504	$229,152	$208,726
Canada	6,088	--	14,478	--
	$75,323	$64,504	$243,630	$208,726

	March 31, 2007	June 30, 2006
Long-lived assets (b):
United States	$82,534	$70,753
Canada	29,664	46,560
	$112,198	$117,313

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:       EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
BASIC EARNINGS PER SHARE

Net income	$3,298	$2,415	$13,828	$9,990

Weighted average shares outstanding
during the period, net
of treasury shares (a)	21,489	20,201	21,470	20,159
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	203	--	199	--
Weighted average shares outstanding	21,692	20,201	21,669	20,159

Basic earnings per share	$0.15	$0.12	$0.64	$0.50

DILUTED EARNINGS PER SHARE

Net income	$3,298	$2,415	$13,828	$9,990

Weighted average shares outstanding
- Basic	21,692	20,201	21,669	20,159

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
a deferred compensation plan,
and contingently issuable shares	263	192	258	241

Weighted average shares
outstanding (c)	21,955	20,393	21,927	20,400

Diluted earnings per share	$0.15	$0.12	$0.63	$0.49

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 237,067 common shares and 9,125 common shares during the three month periods ended March 31, 2007 and 2006, respectively, and options to purchase 187,263 common shares and 3,000 common shares during the nine month periods ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:       BALANCE SHEET DATA
The following information is provided as of the dates indicated (in thousands):

	March 31, 2007	June 30, 2006
Inventories
Raw materials	$24,319	$21,508
Work-in-process	6,322	7,402
Finished goods	22,314	16,435
	$52,955	$45,345

Accrued Expenses
Compensation and benefits	$7,001	$6,902
Customer prepayments	14,781	4,438
Other accrued expenses	5,371	5,965
	$27,153	$17,305

NOTE 7:   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006. The acquisition was accounted for as a purchase, effective on the date of acquisition. The total purchase exceeded the estimated fair value of net assets by approximately $42.7 million. A preliminary valuation of the Company’s goodwill and intangible assets was completed in the first quarter of fiscal year 2007, and preliminary purchase price allocations have been made as of March 31, 2007. Identified intangible assets related to the LSI Saco acquisition are being amortized effective July 1, 2006 over appropriate asset lives. Goodwill and certain intangible assets such as the Saco trade name, non-compete agreements and customer relationships are included in the assets of the Technology Segment. Intangible assets such as the Smartvision® trade name, the LED technology, firmware and software are included as corporate assets. It is anticipated that the valuation analysis will be fully complete in the fourth quarter of FY 2007, with no material changes to the Company’s financial statements.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

	As of March 31, 2007			As of June 30, 2006
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$44,585	$2,385	$42,200	$62,187	$2,385	$59,802

Other Intangible Assets	$24,173	$4,424	$19,749	$6,430	$2,679	$3,751

Amortization Expense of Other Intangible Assets

	March 31, 2007	March 31, 2006
Three Months Ended	$585	$120
Nine Months Ended	$1,745	$359

The Company expects to record amortization expense over each of the next five years as follows: 2007 through 2008 -- $2,326,000; 2009 through 2011 -- $2,101,000. These amounts are considered estimates pending the completion of the valuation analysis of the LSI Saco acquisition in the fourth quarter of FY 2007.

Changes in the carrying amount of goodwill for the year ended June 30, 2006 and the nine months ended March 31, 2007 by operating segment, are as follows:

(in thousands)	Lighting Segment	Graphics Segment	Technology Segment	Total
Balance June 30, 2005	$135	$16,982	$--	$17,117

Acquisition	--	--	42,685	42,685

Balance as of June 30, 2006	135	16,982	42,685	59,802

Acquisition	--	--	50	50

Reclassification to intangible assets	--	--	(17,652)	(17,652)

Balance as of March 31, 2007	$135	$16,982	$25,083	$42,200

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2007		June 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$7,472	$2,928	$5,400	$2,513
Trademarks and tradenames	5,513	146	920	128
Patents	110	43	110	38
LED Technology firmware, software	10,448	1,119	--	--
Non-compete agreements	630	188	--	--
	$24,173	$4,424	$6,430	$2,679

NOTE 8: REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group. A total of $6.5 million was outstanding at March 31, 2007 at an average interest rate of 5.9%, and $43.5 million was available as of that date. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2008. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2010. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company's borrowings under its bank credit facilities through the third quarter of fiscal year 2007 averaged approximately $18.8 million at an approximate average borrowing rate of 5.9%.

The Company also established a $7 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2008. Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There are no borrowings against this line of credit.

The Company had two equipment loans at June 30, 2006 totaling $65,000 as a result of the acquisition of Saco Technologies. These loans were paid off in the first quarter of fiscal 2007.

Long-term debt:
(In thousands)	March 31, 2007	June 30, 2006

Revolving Line of Credit (3 year committed line)	$6,518	$16,528

Equipment loans	--	65

Subtotal	6,518	16,593

Less current maturities of long-term debt	--	(22)

Long-term debt	$6,518	$16,571

NOTE 9: CASH DIVIDENDS

The Company paid cash dividends of $8,158,000 and $8,777,000 in the nine month periods ended March 31, 2007 and 2006, respectively. In April, 2007, the Company’s Board of Directors declared a $0.13 per share regular quarterly cash dividend (approximately $2,794,000) payable on May 15, 2007 to shareholders of record May 8, 2007.

NOTE 10: EQUITY COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services.

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25%

each ninety days (cumulative) from date of grant, and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable. The number of shares reserved for issuance is 2,250,000, of which 1,579,920 shares were available for future grant or award as of March 31, 2007. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of March 31, 2007, a total of 979,788 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 526,931 options for common shares were vested and exercisable. The approximate unvested stock option expense as of March 31, 2007 that will be recorded as expense in future periods is $1,787,000. The weighted average time over which this expense will be recorded is approximately 23 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Dividend yield	2.92%	3.58%	2.92%	3.58%
Expected volatility	39.04%	39.72%	40.00%	39.72%
Risk-free interest rate	4.6%	4.46%	4.6%	4.46%
Expected life	7 yrs.	7.5 yrs.	7 yrs.	7.5 yrs.

At March 31, 2007, the 245,700 options granted in the first nine months of fiscal 2007 to employees and non-employee directors had exercise prices ranging from $13.83 to $18.19, fair values ranging from $4.88 to $6.55, and remaining contractual lives of between four and one-half years to ten years.

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

Information related to all stock options for the nine months ended March 31, 2007 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/06	784	$10.32	6.4 yrs.	$5,232,500

Granted	246	$17.59
Forfeitures	(5)	$11.57
Exercised	(45)	$9.95

Outstanding at 3/31/07	980	$12.15	6.5 yrs.	$4,497,500

Exercisable at 3/31/07	527	$10.20	4.8 yrs.	$3,446,000

The aggregate intrinsic value of stock options exercised in the nine months ended March 31, 2007 was $388,200. The Company received $419,800 of cash from employees who exercised 45,119 options during the nine months ended March 31, 2007. Additionally, the Company recorded $114,200 as a reduction of federal income taxes payable, $104,100 as an increase in common stock, and $10,100 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the nine months ended March 31, 2007 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding unvested stock options at 6/30/06	312	$10.62	8.5 yrs.	$1,983,900

Vested	(100)	$10.34
Forfeitures	(5)	$11.57
Granted	246	$17.59

Outstanding unvested stock options at 3/31/07	453	$14.42	8.5 yrs.	$1,051,400

Stock Compensation Awards

The Company awarded a total of 1,916 common shares in the first nine months of fiscal 2007, valued at their approximate $30,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of March 31, 2007 there were 34 participants with fully vested account balances. A total of 202,328 common shares with a cost of $2,226,900, and 187,725 common shares with a cost of $1,957,500 were held in the Plan as of March 31, 2007 and June 30, 2006, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. For the full fiscal year 2007, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During the nine months ended March 31, 2007 the Company used approximately $284,600 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11:  LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees. In March 2007, the Company received a favorable summary judgment decision as the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately ten years. The Company has defended this case vigorously and has won every important decision, including summary judgment to dismiss the allegations of patent infringement. The Company made a reasonable settlement offer in the third quarter of fiscal 2005 and, accordingly, recorded a loss contingency reserve in the amount of $590,000. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. As a result of the favorable summary judgment decision, the loss contingency reserve of $590,000 has been written off to income in the third quarter of fiscal 2007. The plaintiffs in this lawsuit have appealed the summary judgment decision. In what we believe the unlikely event the plaintiffs are successful in this appeal, the lawsuit would be back in progress. In another matter, the Company is contingently liable for $9,900 of lease payments in the remainder of fiscal 2007 related to an office facility currently being fully subleased to an independent third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Lighting Segment	$45,443	$45,897	$145,263	$145,065

Graphics Segment	23,792	18,607	83,889	63,661

Technology Segment	6,088	--	14,478	--

	$75,323	$64,504	$243,630	$208,726

The Company’s “forward looking statements” as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The Company acquired SACO Technologies Inc. (renamed LSI Saco Technologies) on June 26, 2006. The operating results of LSI Saco Technologies, which reported net sales of $6.1 million in the third quarter of fiscal 2007, have been included in the fiscal 2007 results. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in same period of fiscal 2006.

Net sales of $75,323,000 in third quarter fiscal 2007 increased 16.8% from fiscal 2006 third quarter net sales of $64,504,000. Lighting Segment net sales decreased 1% to $45,443,000 and Graphics Segment net sales increased 28% to $23,792,000 as compared to the same period of the prior year. The new Technology Segment reported net sales of $6,088,000 in the third quarter of fiscal 2007. Sales to the petroleum / convenience store market represented 27% and 24% of third quarter net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 29% from the same period last year to $20,041,000 as Graphics sales to this market increased significantly and Lighting sales decreased. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $0.5 million decrease in Lighting Segment net sales is primarily the result of decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (totaling a net $3.2 million decrease), partially offset by a $3.1 million or 16% increase in commissioned net sales to the commercial and industrial lighting market. The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $5.2 million increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($6.7 million increase), partially offset by reduced sales related to other customer programs. A significant store re-branding program for a national retailer was completed during the third quarter of fiscal 2007 and sales to this customer were slightly below last year’s sales.

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

Gross profit of $18,474,000 in the third quarter of fiscal 2007 increased 23% from the same period last year, and increased as a percentage of net sales to 24.5% as compared to 23.3% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments, with third quarter fiscal 2007 gross profit percentages of approximately 28% and 25%, respectively. The increase in amount of gross profit is due primarily to the net effects of the 17% increase in net sales (made up of a 1% decrease in the Lighting Segment, a 28% increase in the Graphics Segment, and the reporting of $6.1 million of net sales in the Technology Segment), and increased margins on installation revenue. While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin: competitive pricing pressures, and other manufacturing expenses ($0.7 million of increased wage, compensation and benefits costs; $0.1 million of increased outside services; $0.1 million of increased rent expense).

Selling and administrative expenses of $13,353,000 in the third quarter fiscal year 2007 increased $1.8 million, but decreased to 17.7% as a percentage of net sales from 17.9% last year. Employee compensation and benefits expense increased $0.8 million in fiscal 2007 as compared to last year, partially as a result of the addition of LSI Saco Technologies as well as increases in the rest of the Company. Other changes of expense between years include increased expense related to amortization of intangible assets ($0.5 million, primarily associated with the intangible assets of LSI Saco Technologies), increased research & development expense ($0.3 million), increased customer accommodations ($0.4 million), increased bad debt expense ($0.2 million), increased depreciation expense ($0.1 million), increased product warranty expense ($0.1 million), increased legal expenses ($0.1 million) and increased sales commissions ($0.1 million). These increases were partially offset by a third quarter fiscal 2007 reversal of a loss contingency reserve related to a menu board patent litigation ($0.6 million).

The Company reported net interest expense of $233,000 in the third quarter of fiscal 2007 as compared to net interest income of $152,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company is in a borrowing position in fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as 2007 working capital needs. The effective tax rate in the third quarter of fiscal 2007 was 32.5% reflective of Canadian tax rates and favorable tax credits as compared to 34.2% in the third quarter of fiscal 2006.

Net income increased 36.6% in the third quarter of fiscal 2007 to $3,298,000 as compared to $2,415,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.15 in the third quarter of fiscal 2007, as compared to $0.12 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2007 were 21,955,000 shares as compared to 20,393,000 shares last year, increased primarily due to the 1.4 million shares issued as partial payment for the LSI Saco acquisition.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

The Company acquired SACO Technologies Inc. (renamed LSI Saco Technologies) on June 26, 2006. The operating results of LSI Saco Technologies, which reported net sales of $14.5 million, have been included in the fiscal 2007 results. A new business segment was created with the acquisition of LSI Saco, the Technology Segment, for which there were no results included in same period of fiscal 2006.

Net sales of $243,630,000 in the first nine months of fiscal 2007 increased 16.7% from fiscal 2006 nine month net sales of $208,726,000. Lighting Segment net sales increased 0.1% to $145,263,000 and Graphics Segment net sales increased 32% to $83,889,000 as compared to the same period of the prior year. The new Technology Segment reported net sales of $14,478,000 in the first nine months of fiscal 2007. Sales to the petroleum / convenience store market represented 24% and 25% of nine month net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 12% from the same period last year to $58,414,000 as Graphics sales to this market increased significantly and Lighting sales decreased. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $0.2 million increase in Lighting Segment net sales is primarily the result of decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants and retail national accounts (net $5.2 million decrease), partially offset by a $5.8 million increase in commissioned net sales to the commercial and industrial lighting market. The Company implemented price increases in fiscal year 2006, and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.

The $20.2 million increase in Graphics Segment net sales is the result of increased net sales to CVS Corporation primarily for its program of re-branding stores they had purchased from another retailer ($14 million increase), as well as increased net sales related to two image conversion programs in the petroleum / convenience store market ($10.1 million increase), partially offset by reduced sales related to other customer programs. Net sales to CVS were approximately $24.9 million or 10% of the Company’s total net sales in the first nine months of fiscal 2007.

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

Gross profit of $63,790,000 in the first nine months of fiscal 2007 increased 21% from the same period last year, and increased as a percentage of net sales to 26.2% as compared to 25.2% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments, each with nine month fiscal 2007 gross profit percentages of approximately 29%. The increase in amount of gross profit is due primarily to the net effects of the 17% increase in net sales (made up of a 0.1% increase in the Lighting Segment, a 32% increase in the Graphics Segment, and the reporting of $14.5 million of net sales in the Technology Segment). While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin: net increased manufacturing wages, incentives and benefit costs ($1.3 million), competitive pricing pressures, unabsorbed manufacturing costs in some of the Company’s facilities, and other manufacturing expenses ($0.6 million of increased outside services, $0.3 million increased rent expense, $0.2 million reduced utilities, and $0.5 million of increased supplies, maintenance and depreciation expense).

Selling and administrative expenses of $41,617,000 in the first nine months of fiscal year 2007 increased $4.4 million, but decreased to 17.1% as a percentage of net sales from 17.8% last year. The Company recorded a non-cash charge of $573,000 in fiscal 2006 related to variable accounting treatment of the Company’s non-qualified deferred compensation plan, whereas there was no similar charge in fiscal 2007. Otherwise, employee compensation and benefits expense increased $1.2 million in fiscal 2007 as compared to last year, primarily as a result of the addition of LSI Saco Technologies. Other changes of expense between years include increased legal fees ($0.4 million, primarily associated with patent litigation), increased expense related to amortization of intangible assets ($1.4 million, primarily associated with the intangible assets of LSI Saco Technologies), increased research & development expense ($0.9 million), increased customer accommodations ($0.5 million), increased product warranty expense ($0.3 million), increased audit expenses ($0.2 million), increased sales commissions ($0.2 million on increased lighting sales), increased travel expense ($0.1 million), increased bad debt expense ($0.3 million). These increases were partially offset by a third quarter fiscal 2007 reversal of a loss contingency reserve related to a menu board patent litigation ($0.6 million).

The Company reported net interest expense of $891,000 in the first nine months of fiscal 2007 as compared to net interest income of $324,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company is in a borrowing position in fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as nine month 2007 working capital needs. The effective tax rate in the first nine months of fiscal 2007 was 35.0% reflective of Canadian tax rates, favorable tax credits and an adjustment to deferred taxes, as compared to 36.4% in the first nine months of fiscal 2006.

Net income increased 38.4% in the first nine months of fiscal 2007 to $13,828,000 as compared to $9,990,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.63 in the first nine months of fiscal 2007, as compared to $0.49 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2007 were 21,927,000 shares as compared to 20,400,000 shares last year, increased primarily due the 1.4 million shares issued as partial payment for the LSI Saco acquisition.

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

At March 31, 2007 the Company had working capital of $68.3 million, compared to $85.3 million at December 31, 2006, and $66.8 million at June 30, 2006. The ratio of current assets to current liabilities was 2.59 to 1 as compared to a ratio of 2.66 to 1 at June 30, 2006. The decrease in working capital from December 31, 2006 to March 31, 2007 relates primarily to a program in the Graphics Segment whereby the Company receives full payment in advance of any shipments (for which a current liability has been recorded for customer prepayments and the cash was used to pay down the Company’s long-term debt) as well as a seasonal pay down of accounts receivable which also resulted in a reduction of long-term debt. The increase in working capital from June 30, 2006 to March 31, 2007 was primarily related to a significant increase in inventory ($7.6 million), increased other current assets and refundable income taxes ($1.5 million), decreased accounts payable ($7.2 million), partially offset by decreased cash ($0.3 million) and decreased accounts receivable ($4.7 million), and increased accrued expenses and customer prepayments ($9.8 million).

The Company generated $19.3 million of cash from operating activities in the first nine months of fiscal 2007 as compared to a generation of $17.7 million in the same period last year. The $1.6 million increase in net cash flows from operating activities in the first nine months of fiscal 2007 is primarily the net result of a lesser increase in accounts receivable (unfavorable change of $0.9 million), a significantly larger increase in inventories (unfavorable change of $7.4 million), an increase rather than a decrease in accounts payable and accrued expenses (favorable change of $5.6 million), a decrease in net deferred income tax liabilities ($0.4 million unfavorable), increased depreciation and amortization (favorable $1.6 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.9 million), and more net income ($3.8 million favorable).

Net accounts receivable were $46.8 million and $51.6 million at March 31, 2007 and June 30, 2006, respectively. The decrease of over $4.7 million in net receivables is primarily due to a seasonally larger amount of net sales in the fourth quarter of fiscal 2006 as compared to the third quarter of fiscal 2006. The DSO (Days’ Sales Outstanding) was 55 days at both March 31, 2007 and June 30, 2006. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at March 31, 2007 increased $7.6 million from June 30, 2006 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $5.3 million (some of which supports certain graphics programs), Graphics Segment of approximately $0.9 million, Technology Segment of approximately $1.4 million since June 30, 2006. The $7.2 million decrease in accounts payable from June 30, 2006 to March 31, 2007 is primarily related to payments having been made in the third quarter of fiscal 2007 for inventory purchases of the second quarter in all Segments in support of anticipated sales and production volume.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of May 1, 2007. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2010 and a $20 million credit facility expiring in the third quarter of fiscal 2008. Additionally, in January 2007 the Company established a separate $7 million annually renewable line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2007 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $1.6 million of cash related to investing activities in the first nine months of fiscal 2007 as compared to a use of $12.1 million in the same period last year. The primary change between years relates to the fiscal 2007 $3.4 million of proceeds from the sale of fixed assets as two significant rental LED video screens in the Technology Segment were sold, and the fiscal 2006 purchase of $9.0 million of short-term investments. Capital expenditures of $4.9 million in the first nine months of fiscal 2007 (includes $1.4 million as the initial payment for a Salvagnini fabrication center) compared to $3.1 million in the same period last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2007 capital expenditures to be in the $6 million range, exclusive of business acquisitions.

The Company used $18.0 million of cash related to financing activities in the first nine months of fiscal 2007 as compared to a use of $7.3 million in the same period last year. The $10.7 million change between years is primarily the net result of fiscal 2007 borrowings of $9.9 million on the Company’s line of credit and fiscal 2007 payments against the line of credit of $20.0 million. Cash dividend payments of $8.2 million in the first nine months of fiscal 2007 were less than cash dividend payments of $8.8 million in the same period last year. The change between years relates to the fiscal 2005 special year-end dividend of approximately $2.0 million paid in the first quarter of fiscal 2006, partially offset by a higher per share dividend rate and an increased number of outstanding shares in fiscal 2007 for the regular quarterly cash dividend. Additionally, the Company experienced less cash flow from the exercise of stock options in the first half of fiscal 2007 as compared to the same period last year (unfavorable $1.2 million).

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

On April 25, 2007 the Board of Directors declared a regular quarterly cash dividend of $0.13 per share (approximately $2,794,000) payable May 15, 2007 to shareholders of record on May 8, 2007. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans. The Company continues to seek out, screen and evaluate potential acquisitions that could add to the Lighting, Graphics or Technology product lines or enhance the Company’s position in selected markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.

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

The Company has four sources of revenue: revenue from product sales; revenue from the installation of product; service revenue generated from providing the integrated design, project and construction management, site engineering, and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation or post-shipment service and maintenance of certain solid state LED video screens or billboards, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties. Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing, which coincides with the revenue recognition criteria. Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms of each individual service agreement. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes;” accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. Significant management judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets.

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

As of March 31, 2007 the Company had recorded a deferred New York state income tax asset in the amount of $816,000 related to the approximate $17.1 million state net operating loss carryover generated by the Company’s LSI Lightron subsidiary. Additionally, as of March 31, 2007 the Company had recorded a deferred New York state income tax asset in the amount of $790,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that a valuation reserve of $622,000 against certain state deferred tax assets is required as of March 31, 2007 because the Company has determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) that these assets will, more likely than not, not be realized. The Company will continue to monitor the operations of this subsidiary to evaluate any potential need to change this valuation reserve.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of FIN 48 adoption will be reported as an adjustment to the opening balance of retained earnings at July 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. The requirement to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company will be evaluating the impact of adopting SFAS 158 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company is evaluating the impact of adopting SFAS No. 159 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2006. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed as of March 31, 2007 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2007, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the third quarter of fiscal 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/07 to 1/31/07	213	$17.52	213	(1)
2/1/07 to 2/28/07	369	$18.19	369	(1)
3/1/07 to 3/31/07	350	$16.66	350	(1)
Total	932	$17.46	932	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At March 31, 2007 the Plan held 202,328 shares of the Company.

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

May 4, 2007