Form 10-K
period 2007-06-30
LSI INDUSTRIES INC
filed 2007-09-11
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 0-13375
LSI INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Incorporated under the Laws of	10000 Alliance Road
Ohio	Cincinnati, Ohio 45242	IRS Employer I.D.
(State or other jurisdiction of	(Address of principal executive offices)	No. 31-0888951
incorporation or organization)
(513) 793-3200
(Telephone number of principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $372,301,200 based upon a closing sale price of $19.85 per share as reported on The Nasdaq Global Select Market.
At August 28, 2007 there were 21,495,644 shares of no par value Common Shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement filed with the Commission for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2007 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. These risks and uncertainities also include, but are not limited to, those described in Part I, “Item IA. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise or update any forward-looking statements, whether as a result of new information, future events or circumstances.
 i

PART I
ITEM 1. BUSINESS
Our Company
     We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, video rental and eyewear chains, retail chain stores and automobile dealerships located primarily in the United States. We are also a leading provider of digital solid-state LED video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.
     Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting, graphics and LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include British Petroleum/Amoco/Arco, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Pharmacies, Inc., Target Stores, Wal-Mart Stores, Inc., Chrysler, Ford, General Motors, Nissan, Saturn, and Toyota. We service our customers at the corporate, franchise and local levels.
     We believe that national retailers and niche market companies are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting, technology and professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to combine standard, high-production lighting products, custom graphics applications and professional services to create complete customer-focused visual image solutions. We also offer products and services on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine graphics and lighting products and professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities, lighting products, LED video screens, LED lighting products and professional services through acquisitions and internal development.
     Our business is organized in three segments: the Lighting Segment, which represented 58% of our fiscal 2007 net sales; the Graphics Segment, which represented 37% of our fiscal 2007 net sales; and the Technology Segment, which represented 5% of our fiscal 2007 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 26%, 25%, and 25% of total net sales concentrated in this market in the fiscal years ended June 30, 2007, 2006, and 2005, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page S-27 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2007	2006	2005
Lighting Segment	$196,533	$195,805	$177,021
Graphics Segment	123,788	83,418	105,419
Technology Segment	17,132	1,247	—

Total Net Sales	$337,453	$280,470	$282,440

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
     The $0.7 million increase in Lighting Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of an aggregate increase of an $8.1 million or 9.1% increase in commissioned net sales to the Commercial / Industrial Lighting Market partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (totaling a net $6.7 million decrease). Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006, and were less than 10% in fiscal 2007.
     The $18.8 million increase in Lighting Segment net sales in fiscal 2006 as compared to fiscal 2005 is primarily the result of an aggregate increase of $10.1 million of lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (including significantly increased sales to Wal-Mart Stores, Inc.), as well as an $8.9 million increase in commissioned net sales to the commercial and industrial lighting market. Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006.

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
     The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, installation services for graphics products, exterior and interior menu board systems, site surveying and permitting, site specific engineering services, and installation management services.
     The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics, LSI Integrated Graphic Systems, LSI Images and LSI Adapt.
     The $40.4 million or 48.4% increase in Graphics Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase) and to a menu board conversion program for a quick serve restaurant retailer ($9.9 million increase), partially offset by completion of programs or reduction of net sales to other graphics customers.
     The $22.0 million decrease in Graphics Segment net sales in fiscal 2006 as compared to fiscal 2005 is primarily the result of the $14 million re-branding program related to a national drug store retailer and the $7 million menu board enhancement program being completed in fiscal 2005 and not replaced or repeated in fiscal 2006.
Technology Segment
     The Technology Segment was created on June 26, 2006 when the Company acquired substantially all the net assets of SACO Technologies, Inc., which it renamed LSI Saco Technologies,

at a total purchase price of $45.1 million. The new subsidiary has continued to operate in Montreal, Canada as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED (light emitting diode) technology. LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. The Company acquired SACO Technologies primarily in order to obtain LED technology and also to enter into the large format video screen business for the sports and entertainment markets. This LED technology has significant potential for the Company’s Lighting Segment to be combined with the Company’s existing lighting fixture expertise and technology to develop a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s customers.
     Operating results of LSI Saco Technologies are included in fiscal 2006 results for only five days beginning with June 26, 2006, the acquisition date. As a result, the Technology Segment reported net sales of $1,247,000 in fiscal 2006. In the full year of fiscal 2007, net sales of the Technology Segment in all markets served were $17,132,000.
Our Competitive Strengths
     Single Source Comprehensive Visual Image Solution Provider. We believe that we are the only company serving our target markets that combines significant graphics capabilities, lighting products and installation implementation capabilities to create comprehensive image solutions. We believe that our position as a single-source provider creates a competitive advantage over competitors who can only address either the lighting or the graphics component of a customer’s corporate visual image program. Using our broad visual image solutions capabilities, our customers can maintain complete control over the creation of their visual image programs while avoiding the added complexity of coordinating separate lighting and graphics suppliers and service providers among multiple suppliers. We can use high technology software to produce computer-generated virtual prototypes of a customer’s new or improved retail site image. We believe that these capabilities are unique to our target markets and they allow our customers to make educated, cost-effective decisions quickly.
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
     Product Development Focus. We believe that our ability to successfully identify and develop new products has allowed us to expand our market opportunity and enhance our market position. Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. In addition, we believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at a competitive price based upon the latest technologies available.
     Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets; including customers such as BP, Chrysler, CVS Caremark and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.
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
     Sales are developed by contacts with national retail marketers, branded product companies, franchise and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months.
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
Manufacturing and Operations
     We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. LED products and related software in the Technology Segment are engineered, designed and final-assembled by the Company, while much of the manufacturing has been performed by select qualified vendors. In fiscal 2007, we made all necessary preparations to begin manufacturing within the Company certain components for certain LED video screens and products. We are not dependent on any one supplier for any of our component parts.
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

Additional Information
     Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $30.7 million and $29.0 million at June 30, 2007 and 2006, respectively. All orders are believed to be shippable within twelve months.
     We have approximately 1,440 full-time and 300 temporary employees as of June 30, 2007. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.
     We file reports with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC. LSI is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K.
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
     The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs, and corrugated cartons. Materials comprise the largest component of costs, representing nearly 53% and 55% of the cost of sales in 2007 and 2006, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.
We have a concentration of net sales to the petroleum / convenience store market, and any substantial change could have an adverse affect on our business.
     Approximately 26% of our net sales are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company has thirteen facilities:

Description		Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq.ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	234,000 sq. ft. (includes 20,000 sq. ft. of office space and 24,000 sq. ft. of leased warehouse space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

Description		Size	Location	Status
8)	LSI MidWest Lighting office and manufacturing	170,000 sq. ft. (includes 6,000 sq. ft. of office space and 34,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	58,000 sq. ft. (includes 5,000 sq. ft. of office space and 38,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned* and Leased

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	3,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

13)	LSI Saco Technology office and manufacturing	32,000 sq. ft. (includes 9,000 sq. ft. of office space)	Montreal, Canada	Leased

*	The land at this facility is leased.
The Company considers these facilities (total of 1,453,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
The Company has not had any tax penalties assessed by the Internal Revenue Service related to tax shelters that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.
Beginning in October 2000, the Company has been involved in a civil action against ImagePoint, Inc. (formerly PlastiLine, Inc.) and Marketing Displays, Inc. (“MDI”) in the United States District Court for the Eastern District of Kentucky. As disclosed in our previous filings, the Company is seeking a judgment that certain patents owned by MDI and licensed to ImagePoint that are directed to adjustable menu boards are invalid and/or not infringed by menu boards manufactured and sold by the Company. MDI and ImagePoint claim that LSI infringed upon and violated their patents related to menu board systems. The Company received a favorable summary judgment indicating the menu boards manufactured and sold by the Company did not infringe upon certain patents owned by MDI and licensed to ImagePoint that are directed to adjustable menu boards. The plaintiffs have appealed this summary judgment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None in the fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Common share information appears in Note 16 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page S-40 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page S-42 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s policy with respect to dividends, as revised by the Board of Directors in August 2007, is to pay a quarterly cash dividend representing a payout ratio of between 50% and 70% of the then current fiscal year net income forecast. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995.

At August 18, 2006, there were 395 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2007 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/07 to 4/30/07	490	$16.33	490	(1)
5/1/07 to 5/31/07	370	$15.23	370	(1)
6/1/07 to 6/30/07	500	$17.92	500	(1)
Total	1,360	$16.55	1,360	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.
The following graph compares the cumulative total shareholder return on the Company’s Common Shares during the five fiscal years ended June 30, 2007 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2002 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LSI Industries Inc., The NASDAQ Composite Index
And The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

ITEM 6.	SELECTED FINANCIAL DATA
“Selected Financial Data” begins on page S-42 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages S-1 through S-10 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.
Interest Rate Risk
     The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s short-term cash investments and fourth quarter fiscal 2007 pay down of all variable rate debt related to the June 2006 acquisition of SACO Technologies, Inc., the adverse exposure to interest rate fluctuations has decreased considerably.
     All of the Company’s $57,000,000 available lines of credit are subject to interest rate fluctuations, should the Company borrow on these lines of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.
Raw Material Price Risk
     The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No significant supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2007, the raw material component of cost of goods sold subject to price risk was approximately $132 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to the rising material prices, the Company’s Lighting Segment announced price increases ranging from 5% to 7%, depending on the product, effective with June 2005 orders, and an additional 3% to 6% effective with December 2005 orders. Because of continued raw material cost increases, especially in the fourth quarter of fiscal 2006, the Company announced additional selected price increases ranging from 3% to 6% effective with August 2006 orders. The Company’s Graphics Segments generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins. The Technology Segment follows a similar practice.
Foreign Currency Translation Risk
     As a result of the Company’s June 26, 2006 acquisition of SACO Technologies, Inc. (headquartered in Montreal, Canada), the Company became exposed to fluctuations in foreign currency exchange rates in fiscal 2007 in the operation of its Canadian business. However, a substantial amount of SACO’s business is conducted in U.S. dollars, therefore, any potential risk is deemed immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data beginning on page S-40 in NOTE 16 of the accompanying consolidated financial statements.

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
As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
     Changes in Internal Control
There were no changes in LSI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, LSI’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page S-11 of the accompanying consolidated financial statements.

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2007, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2007, as filed with the Commission pursuant to Regulation 14A.
     The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the LSI Industries Inc. 1995 Directors’ Stock Option Plan and the 2003 Equity Compensation Plan) as of June 30, 2007.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities to	(b)	under equity
	be issued upon	Weighted average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in column
Plan category	rights	warrants and rights	(a))
Equity compensation plans approved by security holders	983,788	$12.16	1,574,328
Equity compensation plans not approved by security holders	—	—	—
Total	983,788	$12.16	1,574,328

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
Appear as part of Item 8 of this Form 10-K.

(2)	Financial Statement Schedules
Appear as part of Item 8 of this Form 10-K.

(3)	Exhibits — Exhibits set forth below that are on file with the Securities and Exchange Commission are incorporated by reference as exhibits hereto.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated as of June 26, 2006 among LSI Industries Inc. (“LSI” or the “Registrant”), Jalbout Holdings Inc., 3970957 Canada, Inc., Saco Technologies Inc., 4349466 Canada Inc., Fred Jalbout and Bassam Jalbout filed as Exhibit 2.1 to LSI’s Form 8-K filed June 29, 2006.

3.1	Articles of Incorporation of LSI filed as Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043 .

3.2	Code of Regulations of LSI filed as Exhibit 3.2 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.3	Amendment to Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 10-Q for the quarter ended December 31, 2004 .

10.1	Credit Agreement by and among LSI as the Borrower, the banks party thereto as the lenders thereunder, PNC Bank National Association as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001 filed as Exhibit 4 to LSI’s Form 10-K for the fiscal year ended June 30, 2001.

10.2	Amendment to Credit Agreement (Dated June 26, 2006) filed as Exhibit 10.5 to LSI’s Form 8-K filed June 29, 2006.

10.3	Amendment No. 6 to Credit Agreement dated January 12, 2007 among the Registrant, PNC Bank, National Association, in its capacity as Lender and The Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed January 17, 2007 .

10.4	Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor, filed as Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007.

10.5	Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant filed as Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007

10.6	Amendment to Credit Agreement (Dated March 21, 2007) filed as Exhibit 10.1 to LSI’s Form 8-K filed March 21, 2007

Exhibit No.	Exhibit Description

10.7	First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007.

10.8*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999) filed as Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended September 30, 1999.

10.9*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

10.10*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.11*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through January 25, 2006) filed as Exhibit 10.2 to LSI’s Form 8-K filed January 5, 2006.

10.12*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

10.13*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of September 9, 2005) filed as Exhibit 10.1 to LSI’s Form 8-K filed October 18, 2005.

10.14*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.15*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

10.16*	LSI Industries Inc. 2006 Corporate Officer Incentive Compensation Plan filed as Exhibit 10.1 to LSI’s Form 8-K filed January 26, 2006.

10.17	Escrow Agreement dated as of June 26, 2006 among LSI Industries Inc., Saco Technologies Inc., and The Bank of New York Trust Company, N.A. filed as Exhibit 10.1 to LSI’s Form 8-K filed June 29, 2006.

10.18	Registration Rights Agreement dated as of June 26, 2006 by and between LSI Industries Inc. and Saco Technologies Inc. filed as Exhibit 10.2 to LSI’s Form 8-K filed June 29, 2006 .

10.19*	Employment Agreement dated as of June 26, 2006 by and between 4349466 Canada Inc. and Fred Jalbout filed as Exhibit 10.3 to LSI’s Form 8-K filed June 29, 2006 .

10.20	Lease Agreement between 3970957 Canada, Inc. and 4349466 Canada Inc. filed as Exhibit 10.4 to LSI’s Form 8-K filed June 29, 2006.

Exhibit No.	Exhibit Description

14	Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements
LSI will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to LSI’s reasonable expenses in furnishing such exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 10, 2007 Date	BY:	/s/ Robert J. Ready Robert J. Ready
Chairman of the Board and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready Robert J. Ready	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date: September 10, 2007

/s/ Ronald S. Stowell Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)
Date: September 10, 2007

/s/ Gary P. Kreider Gary P. Kreider	Director
Date: September 10, 2007

/s/ Dennis B. Meyer Dennis B. Meyer	Director
Date: September 10, 2007

/s/ Wilfred T. O’Gara Wilfred T. O’Gara	Director
Date: September 10, 2007

/s/ Mark A. Serrianne Mark A. Serrianne	Director
Date: September 10, 2007

/s/ James P. Sferra James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
Date: September 10, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Sales by Business Segment
(In thousands)

	2007	2006	2005
Lighting Segment	$196,533	$195,805	$177,021

Graphics Segment	123,788	83,418	105,419

Technology Segment	17,132	1,247	—

	$337,453	$280,470	$282,440

The Company’s “forward looking statements” as presented earlier in this Annual Report in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
2007 Compared to 2006
     Net sales of $337,453,000 in fiscal 2007 increased 20.3% from fiscal 2006 net sales of $280,470,000. Lighting Segment net sales increased 0.4% to $196,533,000 and Graphics Segment net sales increased 48.4% to $123,788,000 as compared to the prior year. The new Technology Segment reported net sales of $17,132,000 in fiscal 2007 as compared to $1,247,000 for the five days of fiscal 2006 that LSI Saco Technologies was owned by the Company. Sales to the petroleum / convenience store market represented 26% and 25% of net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 24% from last year to $87,370,000 as Graphics sales to this market increased significantly and Lighting sales decreased. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through the addition of the Technology Segment) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.
     The $0.7 million increase in Lighting Segment net sales is primarily the result of an $8.1 million or 9.1% increase in commissioned net sales to the commercial and industrial lighting market, partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (totaling a net $6.7 million decrease). The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.
     The $40.4 million or 48.4% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase) and to a menu board conversion program for a quick serve restaurant retailer ($9.9 million increase), partially offset by completion of programs or reduction of net sales from other graphics customers.
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
     The $15.9 million increase in Technology Segment net sales is related to having a full year of net sales in fiscal 2007 as compared to only five days in fiscal 2006 due to the late June 2006 acquisition of SACO Technologies Inc.
     Gross profit of $89,179,000 in fiscal 2007 increased 25% from last year, and increased as a percentage of net sales to 26.4% as compared to 25.5% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments. The increase in amount of gross profit is due primarily to the net effects of the 20% increase in net sales (made up of a 0.4% increase in the Lighting Segment, a 48% increase in the Graphics Segment, and the $15.9 million increase in net sales in the Technology Segment), and increased margins on installation revenue. While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($2.5 million of increased wage, compensation and benefits costs; $0.6 million of increased outside services; $0.4 million of increased factory supplies; $0.3 million of increased rent expense; $0.3 million increased repairs and maintenance; $0.3 million increased depreciation expense; $0.4 million decreased utilities and property taxes).
     Selling and administrative expenses of $56,629,000 in fiscal year 2007 increased $6.7 million, but decreased to 16.8% as a percentage of net sales from 17.8% last year. Employee compensation and benefits expense increased $1.7 million in fiscal 2007 as compared to last year, partially as a result of the addition of LSI Saco Technologies as well as increases in the rest of the Company. Other changes of expense between years include increased expense related to amortization of intangible assets ($1.8 million, primarily associated with the intangible assets related to LSI Saco Technologies), increased research & development expense ($1.3 million, primarily associated with research and development spending related to LSI Saco Technologies), increased customer accommodations ($0.8 million), increased bad debt expense ($0.3 million), increased depreciation expense ($0.1 million), increased product warranty expense ($0.3 million), increased legal expenses ($0.2 million) and increased sales commissions ($0.2 million). These increases were partially offset by a fiscal 2007 reversal of a loss contingency reserve related to a menu board patent litigation ($0.6 million) and reduced use of outside services ($0.4 million).
     The Company reported net interest expense of $823,000 in fiscal 2007 as compared to net interest income of $472,000 last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2006 and generated interest income on invested cash. The Company was in a borrowing position the first nine and one-half months of fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006 as well as 2007 working capital needs. Customer cash advances related to a menu board conversion program brought the Company to a positive cash position in the fourth quarter of fiscal 2007. The effective tax rate in fiscal 2007 was 34.5% reflective of Canadian tax rates and favorable tax credits as compared to 34.3% in fiscal 2006. The Company’s operations generate favorable tax credits, including a Canadian research and development tax credit in 2007 related to LED lighting and video screen activities in the Company’s Montreal facility.

     Net income increased 43.9% in fiscal 2007 to $20,789,000 as compared to $14,443,000 last year. The increase is primarily the result of increased gross profit on increased net sales, partially offset by increased operating expenses and income taxes, as well as net interest expense as compared to net interest income last year. Diluted earnings per share was $0.95 in fiscal 2007, as compared to $0.71 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2007 were 21,924,000 shares as compared to 20,429,000 shares last year, increased primarily due to the 1.4 million shares issued as partial payment for the LSI Saco Technologies acquisition.
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
     At June 30, 2007 the Company had working capital of $68.4 million, compared to $85.3 million at December 31, 2006, and $66.8 million at June 30, 2006. The ratio of current assets to current liabilities was 2.24 to 1 as compared to a ratio of 2.66 to 1 at June 30, 2006. The decrease in working capital from December 31, 2006 to June 30, 2007 relates primarily to a program in the Graphics Segment whereby the Company receives full payment in advance of any shipments (for which a current liability has been recorded for customer prepayments and the cash was used to pay down the Company’s long-term debt and make short-term investments). The increase in working capital from June 30, 2006 to June 30, 2007 was primarily related to increased cash and short-term investments ($7.4 million), a significant increase in inventory ($4.4 million), increased accounts receivable ($4.4 million), and decreased accounts payable ($3.1 million), partially offset by increased accrued expenses and customer prepayments ($17.8 million).
     The Company generated $37.0 million of cash from operating activities in fiscal 2007 as compared to a generation of $21.6 million last year. The $15.4 million increase in net cash flows from operating activities in fiscal 2007 is primarily the net result of more net income ($6.3 million favorable), an increase rather than a decrease in accounts receivable (unfavorable change of $5.2 million), a larger increase in inventories (unfavorable change of $2.4 million), a larger increase in accounts payable and accrued expenses (favorable change of $14.0 million), increased depreciation and amortization (favorable $2.2 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.7 million), increased stock option expense (favorable $0.3 million), a loss rather than a gain on disposal of fixed assets (favorable $0.3 million).
     Net accounts receivable were $55.8 million and $51.6 million at June 30, 2007 and June 30, 2006, respectively. The increase of over $4.4 million in gross receivables is primarily due to a larger amount of net sales in the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. The DSO (Days’ Sales Outstanding) improved to 48 days at June 30, 2007 from 55 days at June 30, 2006. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
     Inventories at June 30, 2007 increased $4.4 million from June 30, 2006 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $1.5 million (some of this inventory supports certain graphics programs and technology products) and the Technology Segment of approximately $2.9 million since June 30, 2006. The $3.1 million decrease in accounts payable from June 30, 2006 to June 30, 2007 is primarily related to flow of materials in support of anticipated sales and production volume.
     Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of August 23, 2007. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2010 and a $20 million credit facility expiring in the third quarter of fiscal 2008. Additionally, in January 2007 the Company established a separate $7 million annually renewable line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2008 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
     The Company used $10.3 million of cash related to investing activities in fiscal 2007 as compared to a use of $25.7 million last year. The primary change between years relates to the fiscal 2006 acquisition of SACO Technologies ($21.9 million favorable), increased purchase of fixed assets ($2.2 million unfavorable), increased proceeds from the sale of fixed assets ($3.7 million favorable, primarily as two significant rental LED video screens in the Technology Segment were sold), and the fiscal 2006 purchase of $9.0 million and divesture of short-term investments and fiscal 2007 purchase of $8.0 million of short-term investments ($8.0 million use of funds). Capital expenditures of $6.0 million in fiscal 2007 (includes approximately $1.8 million for a Salvagnini metal fabrication center that will increase both our fabrication capacity and productivity) compared to $3.8 million last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2008 capital expenditures to be in the $9 million range, exclusive of business acquisitions.
     The Company used $27.3 million of cash related to financing activities in fiscal 2007 as compared to a generation of $0.2 million last year. The $27.5 million change between years is primarily the result of activities with the Company’s line of credit ($26.0 million unfavorable). Fiscal 2007 was a year in which all debt was paid off, including debt of an acquired company, and fiscal 2006 was a year of net borrowings, including debt of an acquired company. Cash dividend payments of $11.0 million in fiscal 2007 were less than cash dividend payments of $11.2 million last year. The change between years relates to the fiscal 2005 special year-end dividend of approximately $2.0 million paid in the first quarter of fiscal 2006, partially offset by a higher per share dividend rate and an increased number of outstanding shares in fiscal 2007 for the regular quarterly cash dividend. Additionally, the Company experienced less cash flow from the exercise of stock options in fiscal 2007 as compared to last year (unfavorable $1.5 million).
Contractual Obligations as Of June 30, 2007

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,186	1,619	1,279	288	—
Purchase Obligations	14,721	14,677	44	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$17,907	$16,296	$1,323	$288	$—

     The Company has financial instruments consisting primarily of cash and cash equivalents and short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk and has no off balance sheet arrangements.
     On August 22, 2007 the Board of Directors declared a regular quarterly cash dividend of $0.13 per share (approximately $2,794,000), as well as a special year-end cash dividend of $0.05 per share (approximately $1,075,000), both payable September 11, 2007 to shareholders of record on September 4, 2007. The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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
Revenue Recognition
     The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses. Revenue is recognized in accordance with EITF 00-21.
     The Company has four sources of revenue: revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation or post-shipment service and maintenance of certain solid state LED video screens or billboards, the Company has no post-shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties. Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process. Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms defined in each individual service agreement and in accordance with generally accepted accounting principals. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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
     As of June 30, 2007 the Company had recorded two deferred state income tax assets, one in the amount of $22,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $938,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. As of June 30, 2006, the Company had recorded a total of $1,606,000 deferred state income tax assets and had determined that a $622,000 valuation reserve, in accordance with SFAS No. 109, was required as of that date because a portion of those assets would, more likely than not, not be realized the Company. An additional deferred New York state income tax asset related to non-refundable state tax credits was recorded in fiscal 2007, and both the deferred state income tax asset and the valuation reserve were reduced in fiscal 2007 as a result of a reorganization of subsidiaries by the Company, and an unfavorable change in New York state tax law. The fiscal 2007 activity netted to an additional $249,000 of state income tax expense.
Equity Compensation
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.
Asset Impairment
     Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. The Company’s annual analysis and test for impairment of goodwill was conducted as of July 1, 2006. There were no impairment charges related to goodwill recorded by the Company during 2007 or 2006, and there was a $186,000 impairment charge recorded in 2005.
     Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during 2007, 2006, or 2005.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of FIN 48 adoption will be reported as an adjustment to the opening balance of retained earnings at July 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, and estimates that a liability net of taxes in the range of $2.4 million to $3.1 million will be recorded as of July 1, 2007. The Company estimates adoption of FIN 48 will not result in a material impact on its consolidated results of operations, cash flows or financial position.

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
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. SFAS No. 158 requires companies to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company has adopted the disclosure provisions of SFAS No. 158 and as such, did not have a significant impact on its consolidated results of operations, cash flows or financial position.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company is evaluating the impact of adopting SFAS No. 159 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Management of LSI Industries Inc. is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2007, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
     Based on LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2007. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.

/s/ Robert J. Ready Robert J. Ready President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended June 30, 2007 and 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2007 and 2006 consolidated financial statements present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 and 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1, on July 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective method of application.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio
September 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LSI Industries Inc. (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated September 10, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on July 1, 2005.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio
September 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of LSI Industries Inc.
We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of LSI Industries Inc. (an Ohio Corporation) and subsidiaries for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2005, and the results of LSI Industries Inc. and subsidiaries operations and their cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II as of and for the year ended June 30, 2005 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Grant Thornton LLP
Cincinnati, Ohio
August 19, 2005

LSI INDUSTRIES INC.
CONSOLIDATED INCOME STATEMENTS
For the years ended June 30, 2007, 2006, and 2005
(In thousands, except per share)

	2007	2006	2005
Net sales	$337,453	$280,470	$282,440

Cost of products and services sold	248,274	209,057	210,144

Gross profit	89,179	71,413	72,296

Selling and administrative expenses	56,629	49,898	49,084

Goodwill impairment	—	—	186

Operating income	32,550	21,515	23,026

Interest (income)	(139)	(550)	(64)

Interest expense	962	78	217

Income before income taxes	31,727	21,987	22,873

Income tax expense	10,938	7,544	8,237

Net income	$20,789	$14,443	$14,636

Earnings per common share

Basic	$0.96	$0.72	$0.74

Diluted	$0.95	$0.71	$0.73

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
(In thousands, except shares)

	2007	2006
ASSETS

Current Assets

Cash and cash equivalents	$2,731	$3,322

Short-term investments	8,000	—

Accounts receivable, less allowance for doubtful accounts of $822 and $656, respectively	55,750	51,557

Inventories	49,731	45,345

Refundable income taxes	364	139

Other current assets	6,782	6,725

Total current assets	123,358	107,088
Property, Plant and Equipment, at cost
Land	6,180	6,695
Buildings	32,920	32,630
Machinery and equipment	59,515	62,930
Construction in progress	2,232	229

	100,847	102,484
Less accumulated depreciation	(53,289)	(50,121)

Net property, plant and equipment	47,558	52,363

Goodwill, net	42,200	59,802

Other Intangible Assets, net	19,166	3,751

Other Assets, net	1,330	1,397

Total assets	$233,612	$224,401

The accompanying notes are an
integral part of these financial statements.

	2007	2006
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$—	$22
Accounts payable	19,834	22,974
Accrued expenses	35,127	17,305

Total current liabilities	54,961	40,301

Long-Term Debt	—	16,571

Deferred Income Taxes	2,175	2,065

Other Long-Term Liabilities	415	479

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,493,327 and 21,462,490 shares, respectively	79,326	78,087
Retained earnings	96,735	86,898

Total shareholders’ equity	176,061	164,985

Total liabilities & shareholders’ equity	$233,612	$224,401

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2007, 2006, and 2005
 (In thousands, except per share)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total
Balance at June 30, 2004	19,734	$53,059	$75,804	$128,863

Net income	—	—	14,636	14,636
Stock compensation awards	4	55	—	55
Sale of treasury shares, net	19	208	—	208
Deferred stock compensation	—	(71)	—	(71)
Stock options exercised, net	113	1,154	—	1,154
Dividends — $0.372 per share	—	—	(6,805)	(6,805)

Balance at June 30, 2005	19,870	54,405	83,635	138,040
Net income	—	—	14,443	14,443
Stock compensation awards	2	41	—	41
Purchase of treasury shares, net	(2)	(111)	—	(111)
Deferred stock compensation	—	903	—	903
Stock option expense	—	428	—	428
Stock options exercised, net	173	2,039	—	2,039
Common shares issued for acquisition	1,419	20,382	—	20,382
Dividends — $0.56 per share	—	—	(11,180)	(11,180)

Balance at June 30, 2006	21,462	78,087	86,898	164,985
Net income	—	—	20,789	20,789
Stock compensation awards	3	44	—	44
Purchase of treasury shares, net	(16)	(292)	—	(292)
Deferred stock compensation	—	229	—	229
Stock option expense	—	721	—	721
Stock options exercised, net	44	537	—	537
Dividends — $0.51 per share	—	—	(10,952)	(10,952)

Balance at June 30, 2007	21,493	$79,326	$96,735	$176,061

The accompanying notes are an integral part
of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2007, 2006, and 2005
 (In thousands)

	2007	2006	2005
Cash Flows From Operating Activities

Net income	$20,789	$14,443	$14,636

Non-cash items included in net income
Depreciation and amortization	9,002	6,773	6,974
Deferred income taxes	545	569	(178)
Deferred compensation plan	229	903	(71)
Stock option expense	721	428	—
Issuance of common shares as compensation	44	41	55
(Gain) loss on disposition of fixed assets	245	(47)	54
Goodwill impairment	—	—	186
Allowance for doubtful accounts	166	(460)	(148)
Inventory obsolescence reserve	22	21	132

Change (excluding effects of acquisitions) in
Accounts receivable, gross	(4,359)	867	(4,033)
Inventories, gross	(4,408)	(1,976)	8,088
Refundable income taxes	(225)	(139)	516
Accounts payable	(3,140)	4,901	(2,482)
Accrued expenses and other	17,333	(4,697)	3,753

Net cash flows from operating activities	36,964	21,627	27,482

Cash Flows From Investing Activities

Purchase of property, plant, and equipment	(5,960)	(3,754)	(3,630)
Proceeds from sale of fixed assets	3,846	116	150
Purchase of short-term investment	(8,000)	(9,000)	—
Proceeds from sale of short-term investment	—	9,000	—
Acquisition of a business, net of cash received	(141)	(22,043)	—

Net cash flows (used in) investing activities	(10,255)	(25,681)	(3,480)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	9,881	16,528	3,460
Payment of long-term debt	(26,474)	(7,110)	(15,014)
Cash dividends paid	(10,952)	(11,180)	(6,805)
Exercise of stock options	537	2,039	1,154
Sale of treasury shares	15	262	389
Purchase of treasury shares	(307)	(373)	(181)

Net cash flows from (used in) financing activities	(27,300)	166	(16,997)

Increase (decrease) in cash and cash equivalents	(591)	(3,888)	7,005

Cash and cash equivalents at beginning of year	3,322	7,210	205

Cash and cash equivalents at end of year	$2,731	$3,322	$7,210

The accompanying notes are an
integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation:
The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated.
Revenue Recognition:
The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses. Revenue is recognized in accordance with EITF 00-21.
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
Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process. Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms defined in each individual service agreement and in accordance with generally accepted accounting principles.
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
The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	6/30/07	6/30/06
Accounts receivable	$56,572	$52,213
less Allowance for doubtful accounts	(822)	(656)

Accounts receivable, net	$55,750	$51,557

Facilities Expansion Tax Incentive and Credits:
The Company periodically receives either tax incentives or credits for state income taxes when it expands a facility and/or its level of employment in certain states within which it operates. A tax incentive is amortized to income over the time period that the state could be entitled to return of the tax incentive if the expansion or job growth were not maintained, and is recorded as a reduction of either manufacturing overhead or administrative expenses. A credit is amortized to income over the time period that the state could be entitled to return of the credit if the expansion were not maintained, is recorded as a reduction of state income tax expense, and is subject to a valuation allowance review if the credit cannot immediately be utilized.
Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments for a certain period of time during fiscal 2006 and in the fourth quarter of FY 2007.
Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2007 and 2006 the bank balances included $2,421,000 and $874,000, respectively, in excess of FDIC insurance limits.
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
Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease. The Company recorded $6,674,000, $6,294,000, and $6,494,000 of depreciation expense in the years ended June 30, 2007, 2006 and 2005, respectively.
Intangible Assets:
Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company’s balance sheet and are being amortized to expense over periods ranging between two and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment.
Fair Value of Financial Instruments:
The Company has financial instruments consisting primarily of cash and cash equivalents and short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended June 30 were as follows:

(In thousands)	2007	2006
Balance at beginning of the year	$378	$301
Additions charged to expense	1,172	584
Deductions for repairs and replacements	(1,236)	(507)

Balance at end of the year	$314	$378

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
Employee Benefit Plans:
The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,064,000 in 2007, $2,127,000 in 2006, and $1,864,000 in 2005. Additionally, non-cash expenses of $573,000 and $775,000 were recorded in fiscal 2006 and fiscal 2005, respectively, in accordance with variable accounting procedures related to the deferred compensation plan.
Research and Development Costs:
Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. Research and development costs incurred total $2,592,000 for fiscal 2007, $1,304,000 for fiscal 2006 and $1,183,000 for fiscal 2005.
Advertising Expense:
The Company recorded $556,000, $509,000, and $838,000 of advertising expense in 2007, 2006 and 2005, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.
Income Taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109); accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 11.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 448,000 shares in 2007, 431,000 shares in 2006 and 305,000 shares in 2005. See also Note 4.

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
The Company recorded $115,200 in fiscal 2007 as a reduction of federal income taxes payable, $104,950 as an increase in common stock, and $10,250 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $104,950. The Company recorded $433,400 in fiscal 2006 as a reduction of federal income taxes payable, $425,300 as an increase in common stock, and $8,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $425,300. See further discussion in Note 9.
Prior to July 1, 2005, the Company applied the provisions of APB No. 25. Accordingly, no compensation expense was reflected in the financial statements as the exercise price of options granted to employees and non-employee directors equaled the fair market value of the Company’s common shares on the date of grant. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”
If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to July 1, 2005, net income and earnings per share for fiscal year 2005 would have been as follows:

(In thousands except earnings per share)	2005
Net income as reported	$14,636
Add: Stock-based compensation expense included in reported net income, net of related tax effects	35
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(452)

Pro forma net income	$14,219

Earnings per common share
Basic
As reported	$0.74
Pro forma	$0.72
Diluted
As reported	$0.73
Pro forma	$0.71

Recent Pronouncements:
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of FIN 48 adoption will be reported as an adjustment to the opening balance of retained earnings at July 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, and estimates that a liability net of taxes in the range of $2.4 million to $3.1 million will be recorded as of July 1, 2007. The Company estimates adoption of FIN 48 will not result in a material impact on its consolidated results of operations, cash flows or financial position.
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
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. SFAS No. 158 requires companies to measure plan assets and benefit obligations for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company has adopted the disclosure provisions of SFAS No. 158 and as such, did not have a significant impact on its consolidated results of operations, cash flows or financial position.
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company is evaluating the impact of adopting SFAS No. 159 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.
Comprehensive Income:
The Company does not have any comprehensive income items, other than net income.
Reclassification:
Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including the presentation of changes in non-cash items, specifically the allowance for doubtful accounts and the inventory obsolescence reserve, within the consolidated statements of cash flows.
Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
NOTE 2 — BUSINESS SEGMENT INFORMATION
The Company operates in the following three business segments: the Lighting Segment, the Graphics Segment, and the Technology Segment. The Company is organized such that the chief operating decision maker (the President and Chief Executive Officer) receives financial and operating information relative to these three business segments, and organizationally, has a President of LSI Lighting Solutions Plus, a President of LSI Graphics Solutions Plus, and a President of LSI Technology Solutions Plus reporting directly to him. The Company’s most significant market is the petroleum / convenience store market with approximately 26%, 25%, and 25% of total net sales concentrated in this market in fiscal 2007, 2006, and 2005, respectively. The following information is provided for the following periods:

(In thousands)	2007	2006	2005
Net sales:
Lighting Segment	$196,533	$195,805	$177,021
Graphics Segment	123,788	83,418	105,419
Technology Segment	17,132	1,247	—

	$337,453	$280,470	$282,440

Operating income:
Lighting Segment	$13,453	$13,641	$9,088
Graphics Segment	17,434	7,879	13,938
Technology Segment	1,663	(5)	—

	$32,550	$21,515	$23,026

Identifiable assets:
Lighting Segment	$100,811	$103,852	$102,831
Graphics Segment	67,427	61,767	61,883
Technology Segment	41,535	54,544	—

	209,773	220,163	164,714
Corporate	23,839	4,238	7,923

	$233,612	$224,401	$172,637

(In thousands)	2007	2006	2005
Capital expenditures:
Lighting Segment	$4,243	$2,262	$3,048
Graphics Segment	987	1,492	582
Technology Segment	730	—	—

	$5,960	$3,754	$3,630

Depreciation and amortization:
Lighting Segment	$5,514	$5,125	$5,095
Graphics Segment	2,795	1,635	1,879
Technology Segment	693	13	—

	$9,002	$6,773	$6,974

Operating income of the business segments includes net sales less all operating expenses, including allocations of corporate expense but, excluding interest expense. The table above does not include any intercompany sales between business segments.
Identifiable assets are those assets used by each segment in its operations, including allocations of shared assets. Corporate assets consist primarily of cash and cash equivalents and short-term investments, refundable income taxes, and certain intangible assets.
The Company considers its geographic areas to be: 1) the United States, and 2) Foreign. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2007	2006	2005
Net sales:
United States	$320,321	$279,223	$282,440
Foreign	17,132	1,247	—

	$337,453	$280,470	$282,440

Long-lived assets:
United States	$80,672	$70,753	$73,833
Foreign	29,582	46,560	—

	$110,254	$117,313	$73,833

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
b.	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets. As part of the purchase accounting entry related to the acquisition of SACO Technologies, Inc., certain long-lived assets were transferred from the Company’s foreign operation into its operations in the United States.
NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS
The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $30,443,000 or 11% and $30,197,000 or 11% of consolidated net sales in fiscal years 2006 and 2005, respectively. There are no sales to major customers in fiscal year 2007 that represented a sales concentration. The Company had a concentration of receivables with 7-Eleven, Inc. totaling $7,668,000 or about 14% of total net accounts receivable as of June 30, 2007.

NOTE 4 — EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2007	2006	2005
BASIC EARNINGS PER SHARE

Net income	$20,789	$14,443	$14,636

Weighted average shares outstanding during the period, net of treasury shares (A)	21,676	20,194	19,782

Basic earnings per share	$0.96	$0.72	$0.74

DILUTED EARNINGS PER SHARE

Net income	$20,789	$14,443	$14,636

Weighted average shares outstanding during the period, net of treasury shares	21,676	20,194	19,782

Effect of dilutive securities (B):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	248	235	305

Weighted average shares outstanding (C)	21,924	20,429	20,087

Diluted earnings (loss) per share	$0.95	$0.71	$0.73

(A)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(B)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(C)	Options to purchase 206,261 common shares, 3,748 common shares, and 227,851 common shares at June 30, 2007, 2006, and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 — BALANCE SHEET DATA
The following information is provided as of June 30:

(In thousands)	2007	2006
Inventories:
Raw materials	$23,111	$21,508
Work-in-process	8,211	7,402
Finished goods	18,409	16,435

	$49,731	$45,345

Accrued Expenses:
Compensation and benefits	$8,837	$6,902
Customer prepayments	18,490	4,438
Accrued sales commissions	1,287	1,501
Other accrued expenses	6,513	4,464

	$35,127	$17,305

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company completed its annual goodwill impairment testing in fiscal 2007 as of July 1, 2006. The Company determined that it had five reporting units (of which three have goodwill). Based upon this analysis, there was no impairment of goodwill. A similar analysis was performed in fiscal 2006 and 2005 as of July 1, 2005 and 2004, respectively. As a result of the fiscal 2006 analysis, it was determined there was no impairment. As a result of the fiscal 2005 analysis, there was full impairment of the recorded net goodwill of one reporting unit in the Lighting Segment. The impairment of $186,000, a non-cash charge, was recorded as an operating expense in the first quarter of fiscal 2005.
The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006 (see Note 15). The acquisition was accounted for as a purchase, effective on the date of acquisition. As of June 30, 2006, the total purchase exceeded the estimated fair value of net assets by approximately $42.8 million. A valuation of the Company’s goodwill and intangible assets along with the purchase price allocation was completed in fiscal year 2007, thereby determining a value of $25,083,000 for goodwill and $17,743,000 for identified intangible assets. Identified intangible assets related to the LSI Saco Technologies acquisition are being amortized effective July 1, 2006 over appropriate asset lives. Goodwill and certain intangible assets such as the Saco trade name, non-compete agreements and customer relationships are included in the assets of the Technology Segment. Intangible assets such as the Smartvision® trade name, the LED technology, firmware and software are included as corporate assets.
The following table presents information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of June 30, 2007			As of June 30, 2006
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	$44,585	$2,385	$42,200	$62,187	$2,385	$59,802

Other Intangible Assets	$24,173	$5,007	$19,166	$6,430	$2,679	$3,751

Changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2007, by operating segment, are as follows:

	Lighting	Graphics	Technology
(In thousands)	Segment	Segment	Segment	Total
Balance as of June 30, 2004	$321	$16,982	$—	$17,303

Impairment loss	(186)	—	—	(186)

Balance as of June 30, 2005	135	16,982	—	17,117

Acquisition	—	—	42,685	42,685

Balance as of June 30, 2006	135	16,982	42,685	59,802

Acquisition	—	—	141	141

Reclassification to intangible assets	—	—	(17,743)	(17,743)

Balance as of June 30, 2007	$135	$16,982	$25,083	$42,200

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2007		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets
Customer relationships	$7,472	$3,068	$5,400	$2,513
Trademarks and tradenames	5,513	151	920	128
Patents	110	45	110	38
LED Technology firmware, software	10,448	1,493	—	—
Non-compete agreements	630	250	—	—

	$24,173	$5,007	$6,430	$2,679

Aggregate amortization expense for other intangible assets was $2,328,000 in fiscal 2007, $479,000 in fiscal 2006, and $480,000 in fiscal 2005.
The Company expects to record amortization expense over each of the next five years as follows: 2008 — $2,327,000; 2009 through 2011 — $2,101,000; 2012 — $2,102,000.
NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2007, all $50 million of this line of credit was available. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2008. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2010. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the

LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of June 30, 2007.
The Company also established a $7 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2008. Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There have been no borrowings against this line of credit.
The Company had two equipment loans at June 30, 2006 totaling $65,000 as a result of the acquisition of Saco Technologies. These loans were paid off in the first quarter of fiscal 2007.

(In thousands)	2006
Long-term debt:

Revolving Line of Credit (3 year committed line)	$16,528

Equipment loans	65

Subtotal	16,593

Less current maturities of long-term debt	(22)

Long-term debt	$16,571

NOTE 8 — CASH DIVIDENDS
The Company paid cash dividends of $10,952,000, $11,180,000 and $6,805,000 in fiscal years 2007, 2006, and 2005, respectively. In August 2007, the Company’s Board of Directors declared a $0.13 per share regular quarterly cash dividend (approximately $2,794,000) as well as a $0.05 per share special year-end cash dividend (approximately $1,075,000) payable on September 11, 2007 to shareholders of record September 4, 2007.
NOTE 9 — EQUITY COMPENSATION
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

Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors are immediately exercisable and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 1,574,328 shares were available for future grant or award as of June 30, 2007. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of June 30, 2007, a total of 983,788 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 540,631 options for common shares were vested and exercisable. The approximate unvested stock option expense as of June 30, 2007 that will be recorded as expense in future periods is $1,610,000. The weighted average time over which this expense will be recorded is approximately 23 months.
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

	2007	2006	2005
Dividend yield	2.97%	3.42%	3.29%
Expected volatility	39%	40%	38%
Risk-free interest rate	4.8%	5.1%	3.3%
Expected life	6 1/2 yrs.	6 1/2 yrs.	8 yrs.
At June 30, 2007, the 250,700 options granted during fiscal 2007 to employees and non-employee directors had exercise prices ranging from $13.83 to $18.19, fair values ranging from $4.88 to $6.43 per option, and remaining contractual lives of four years to nearly ten years.
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
SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after June 15, 2005. Accordingly, expense of $721,000 and $428,000 was recorded in fiscal years 2007 and 2006, respectively. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets. The Company records stock option expense using a straight line Black-Scholes method with an estimated 10% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. As of June 30, 2007, the Company expects that approximately 398,800 outstanding stock options having a weighted average exercise price of $14.40, weighted average remaining contractual terms of 8.3 years and aggregate intrinsic value of $1,396,900 will vest in the future.
Information related to all stock options for the years ended June 30, 2007, 2006 and 2005 is shown in the table below:

	Twelve Months Ended
	June 30, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(Shares in thousands)	Shares	Price	Contractual Term	Value
Outstanding at 6/30/06	784	$10.32		$5,232,500

Granted	251	$17.54
Forfeitures	(5)	$11.57
Exercised	(46)	$10.00

Outstanding at 6/30/07	984	$12.16	6.3 years	$5,642,400

Exercisable at 6/30/07	541	$10.33	4.7 years	$4,090,400

	Twelve Months Ended
	June 30, 2006
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(Shares in thousands)	Shares	Price	Contractual Term	Value
Outstanding at 6/30/05	923	$9.88		$3,748,400

Granted	52	$14.74
Forfeitures	(18)	$10.25
Exercised	(173)	$9.31

Outstanding at 6/30/06	784	$10.32	6.4 years	$5,232,500

Exercisable at 6/30/06	472	$10.11	5.0 years	$3,248,600

	Twelve Months Ended
	June 30, 2005
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(Shares in thousands)	Shares	Price	Contractual Term	Value
Outstanding at 6/30/04	667	$9.73		$1,183,600

Granted	377	$9.97
Forfeitures	(8)	$11.57
Exercised	(113)	$9.16

Outstanding at 6/30/05	923	$9.88	6.6 years	$3,748,400

Exercisable at 6/30/05	520	$9.63	5.0 years	$2,241,700

The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $391,000, $1,306,000, and $370,000, respectively.
The Company received $432,200 of cash and 1,827 common shares of the Company’s stock from employees who exercised 46,119 options during the twelve months ended June 30, 2007. Additionally, the Company recorded $115,200 in fiscal 2007 as a reduction of federal income taxes payable, $104,950 as an increase in common stock, and $10,250 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.
Information related to unvested stock options for the twelve months ended June 30, 2007 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(Shares in thousands)	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/06	312	$10.62	8.5 years	$1,983,900

Vested	(115)	$9.50
Forfeitures	(5)	$11.57
Granted	251	$17.54

Outstanding unvested stock options at 6/30/07	443	$14.40	8.3 years	$1,552,100

Stock Compensation Awards
The Company awarded a total of 2,508 common shares in fiscal 2007, valued at their approximate $43,500 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of June 30, 2007 there were 36 participants with fully vested account balances. A total of 203,688 common shares with a cost of $2,249,400, and 187,725 common shares with a cost of $1,957,500 were held in the Plan as of June 30, 2007 and June 30, 2006, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.” As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. A similar expense of $775,000 was recorded in fiscal 2005. For fiscal year 2008, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company. During fiscal years 2007 and 2006, the Company used approximately $307,100 and $373,000, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan. The Company does not currently repurchase its own common shares for any other purpose.
NOTE 10 — LEASES AND PURCHASE COMMITMENTS
The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,779,000 in 2007, $2,241,000 in 2006, and $2,342,000 in 2005. Minimum annual rental commitments under non-cancelable operating leases are: $1,837,000 in 2008, $791,000 in 2009, $248,000 in 2010, $215,000 in 2011, and $95,000 in 2012. Purchase commitments of the Company totaled $17,907,000 and $22,700,000 as of June 30, 2007 and June 30, 2006 respectively.
NOTE 11 — INCOME TAXES
The following information is provided for the years ended June 30:

(In thousands)	2007	2006	2005
Components of income before income taxes
United States	$32,376	$21,992	$22,873
Foreign	(649)	(5)	—

Income before income taxes	$31,727	$21,987	$22,873

(In thousands)	2007	2006	2005
Provision (benefit) for income taxes:
Current
U.S. federal	$9,898	$6,831	$6,851
State and local	495	451	778
Foreign	—	(1)	—

Total current	10,393	7,281	7,629

Deferred	545	263	608

Total provision for income taxes	$10,938	$7,544	$8,237

Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.2	1.7	2.3
Impact of Foreign Operations	(1.0)	—	—
Federal and state tax credits	(1.5)	(1.3)	(.3)
Goodwill and other	0.8	(1.1)	(1.0)

Effective tax rate	34.5%	34.3%	36.0%

The components of deferred income tax assets and (liabilities) at June 30, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Reserves against current assets	$387	$678
Accrued expenses	1,118	1,262
Depreciation	(4,842)	(5,078)
Goodwill, acquisition costs and intangible assets	407	977
Deferred compensation	847	1,052
State net operating loss carryover	22	816
Income tax credits, net of federal benefit	938	790
Valuation reserve	—	(622)
Foreign net operating loss carryover and credits	453	—

Net deferred income tax (liability)	$(670)	$(125)

Reconciliation to the balance sheets as of June 30, 2007 and 2006:

(In thousands)	2007	2006
Deferred income tax asset (liability) included in:
Other current assets	$1,505	$1,940
Long-term deferred income tax liability	(2,175)	(2,065)

Net deferred income tax (liability)	$(670)	$(125)

As of June 30, 2007 the Company had recorded two deferred state income tax assets, one in the amount of $22,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $938,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. As of June 30, 2006, the Company had recorded a total of $1,606,000 deferred state income tax assets and had determined that a $622,000 valuation reserve, in accordance with SFAS No. 109, was required as of that date because a portion of those assets would, more likely than not, not be realized by the Company. An additional deferred New York state income tax asset related to non-refundable state tax credits was recorded in fiscal 2007, and both the deferred state income tax asset and the valuation reserve were reduced in fiscal 2007 as a result of a reorganization of subsidiaries by the Company, and an unfavorable change in New York state tax law. The fiscal 2007 activity netted to an additional $249,000 of state income tax expense.
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2007	2006	2005
Cash payments:
Interest	$1,576	$36	$257
Income taxes	$9,439	$6,916	$7,704

Issuance of common shares as compensation	$44	$41	$55

Issuance of common shares for an acquisition	$—	$20,382	$—
NOTE 13 — LOSS CONTINGENCY RESERVE
The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees. Since October of 2000, the Company has been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately ten years. The Company has defended and will continue to defend this case vigorously. The Company made a reasonable settlement offer in the third quarter of fiscal 2005 and, accordingly, recorded a loss contingency reserve in the amount of $590,000. This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. In March 2007, the Company received a favorable summary judgment decision. As a result of the favorable summary judgment decision, the loss contingency reserve of $590,000 was written off to income in the third quarter of fiscal 2007. The plaintiffs in this lawsuit have appealed the summary judgment decision. In what we believe the unlikely event the plaintiffs are successful in this appeal, the lawsuit would be back in progress.
NOTE 14 – RELATED PARTY TRANSACTIONS
The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2007	2006	2005
Keating Muething & Klekamp PLL	$222	$243	$215
American Engineering and Metal Working	$559	$700	$519
3970957 Canada Inc.	$176	$—	$—
As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2007	2006
Keating Muething & Klekamp PLL	$34	$30
American Engineering and Metal Working	$103	$25
The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the

Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the president and another executive of the Company’s Technology Segment, owns the building that the Canadian operation occupies and rents. All related parties provide the Company either products or services at market-based arms-length prices.
NOTE 15 — ACQUISITION
The Company acquired substantially all the net assets of SACO Technologies, Inc. on June 26, 2006, which it renamed LSI Saco Technologies. The purchase price was $45.1 million, consisting of $23.2 million in cash, 1,419,355 common shares of LSI Industries valued at $20.4 million (at $14.36 per share, the closing price on the date of acquisition), and approximately $1.3 million in transaction costs, which primarily consisted of financial advisory, legal and accounting services, and bank debt prepayment fees. The new subsidiary operates in Montreal, Canada as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED (light emitting diode) technology. LSI Saco Technologies will offer its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. The Company acquired SACO Technologies primarily in order to obtain LED technology and also to enter into the large format video screen business for the sports and entertainment markets. This LED technology has significant potential for the Company’s Lighting Segment to be combined with the Company’s existing lighting fixture expertise and technology to develop a broad spectrum of white light LED fixtures that will offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s customers.
The acquisition has been accounted for as a purchase, effective on the date of acquisition. The total purchase price exceeded the estimated fair value of net assets by approximately $42.8 million. The valuation study related to the intangible assets and goodwill was completed in Fiscal 2007 of which $17.7 million was identified as various intangible assets. Of the total intangible assets identified, $3.9 million is included in the assets of the Technology Segment and the remaining $13.8 million is considered a corporate asset. The remaining goodwill of $25.1 million is included in the assets of the Technology Segment. Identified intangible assets were amortized beginning July 1, 2006 over appropriate lives, whereas goodwill was not amortized to expense on the Company’s financial statements. Approximately 75% of this goodwill is amortizable to expense for Canadian tax purposes. The Company’s consolidated financial statements for Fiscal 2006 include the results of LSI Saco Technologies in the Technology Segment from the June 26, 2006 date of acquisition.
The cost to acquire LSI Saco Technologies has been allocated to the assets acquired and liabilities assumed according to their respective fair values. (In fiscal 2007, adjustments were made to the original purchase price. The nature and amount of those adjustments were immaterial to the purchase price.) The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 26, 2006.

(In thousands)
Current assets	$12,408
Property, plant & equipment	3,888
Intangible assets	17,743
Goodwill	25,083
Current liabilities	(10,306)
Long-term debt	(3,741)

Total purchase price	$45,075

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

(Proforma; unaudited; in thousands,
except per share amounts)	2006	2005
Net sales	$293,323	$293,933
Net income	$14,128	$15,292
Diluted earnings per share	$0.65	$0.71
NOTE 16 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year
2007

Net sales	$86,667	$81,640	$75,323	$93,823	$337,453
Gross profit	23,122	22,194	18,474	25,389	89,179
Net income	5,495	5,035	3,298	6,961	20,789

Earnings per share
Basic	$0.25	$0.23	$0.15	$0.32	$0.96 (a)
Diluted	$0.25	$0.23	$0.15	$0.32	$0.95

Range of share prices
High	$18.95	$20.81	$20.04	$18.45	$20.81
Low	$12.83	$15.22	$15.22	$14.65	$12.83

2006

Net sales	$70,900	$73,322	$64,504	$71,744	$280,470
Gross profit	18,712	18,837	15,053	18,811	71,413
Net income	3,669	3,906	2,415	4,453	14,443

Earnings per share
Basic	$0.18	$0.20	$0.12	$0.22	$0.72
Diluted	$0.18	$0.19	$0.12	$0.22	$0.71

Range of share prices
High	$19.15	$19.94	$17.09	$18.56	$19.94
Low	$13.82	$15.16	$12.71	$12.00	$12.00

	Quarter Ended					Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30		Year
2005

Net sales	$68,335	$74,299	$67,814	$71,992		$282,440
Gross profit	17,805	20,006	15,379	19,106		72,296
Net income	3,316	4,792	2,422	4,106	(b)	14,636

Earnings per share
Basic	$0.17	$0.24	$0.12	$0.21		$0.74
Diluted	$0.17	$0.24	$0.12	$0.20		$0.73

Range of share prices
High	$11.62	$11.50	$12.09	$14.36		$14.36
Low	$8.40	$9.48	$9.84	$10.85		$8.40

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

(b)	The fourth quarter of fiscal 2005 includes a $775,000 non-cash expense ($469,000 net of taxes) associated with “marking-to-market” the Company’s common shares held in its non-qualified deferred compensation plan in accordance with variable accounting procedures.
At August 18, 2007, there were 395 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Income Statement Data:

	2007	2006	2005	2004	2003
Net sales	$337,453	$280,470	$282,440	$241,405	$213,133
Cost of products sold	248,274	209,057	210,144	181,883	157,966
Operating expenses	56,629	49,898	49,084	45,488	43,801
Goodwill impairment	—	—	186	—	—

Operating income	32,550	21,515	23,026	14,034	11,366
Interest (income)	(139)	(550)	(64)	(23)	(259)
Interest expense	962	78	217	260	378

Income before income taxes	31,727	21,987	22,873	13,797	11,247
Income taxes	10,938	7,544	8,237	5,107	3,454

Income before cumulative effect of accounting change	20,789	14,443	14,636	8,690	7,793

Cumulative effect of accounting change, net of tax (a)	—	—	—	—	18,541

Net income (loss)	$20,789	$14,443	$14,636	$8,690	$(10,748)

Earnings per common share before cumulative effect of accounting change
Basic	$0.96	$0.72	$0.74	$0.44	$0.40
Diluted	$0.95	$0.71	$0.73	$0.43	$0.39

Earnings (loss) per common share
Basic	$0.96	$0.72	$0.74	$0.44	$(0.55)
Diluted	$0.95	$0.71	$0.73	$0.43	$(0.54)

Cash dividends paid per share	$0.51	$0.56	$0.37	$0.26	$0.19

Weighted average common shares
Basic	21,676	20,194	19,782	19,717	19,708
Diluted	21,924	20,429	20,087	20,038	19,923

Balance Sheet Data:
       (At June 30)

	2007	2006	2005	2004	2003
Working capital	$68,397	$66,787	$67,189	$64,724	$59,633
Total assets	233,612	224,401	172,637	174,732	162,776
Long-term debt, including current maturities	—	16,593	—	11,554	14,084
Shareholders’ equity	176,061	164,985	138,040	128,863	124,905

(a)	The 2003 expense relates to write off of impaired goodwill when the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance	Charged to		Balance
	Beginning	Costs and	(a)	End of
Description	of Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts:

Year Ended June 30, 2007	$656	$469	$(303)	$822
Year Ended June 30, 2006	$1,116	$60	$(520)	$656
Year Ended June 30, 2005	$1,264	$403	$(551)	$1,116

Inventory Obsolescence Reserve:

Year Ended June 30, 2007	$1,584	$1,687	$(1,665)	$1,606
Year Ended June 30, 2006	$1,563	$1,297	$(1,276)	$1,584
Year Ended June 30, 2005	$1,431	$1,804	$(1,672)	$1,563

Deferred Tax Asset Valuation Reserve (b):

Year Ended June 30, 2007	$622	$—	$(622)	$—
Year Ended June 30, 2006	$776	$(154)	$—	$622
Year Ended June 30, 2005	$596	$180	$—	$776

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

(b)	The Valuation Reserve is net of the federal tax benefit.