Form 10-Q
period 2007-09-30
LSI INDUSTRIES INC
filed 2007-11-02
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

As of October 30, 2007 there were 21,535,188 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30
	2007	2006
Net sales - products	$80,597	$85,272

Net sales - installation	9,404	1,395

Total net sales	90,001	86,667

Cost of products sold	64,250	63,545

Gross profit	25,751	23,122

Selling and administrative expenses	15,025	14,353

Operating income	10,726	8,769

Interest (income)	(152)	(10)

Interest expense	20	281
Income before income taxes	10,858	8,498

Income tax expense	3,905	3,003

Net income	$6,953	$5,495

Earnings per common share (see Note 5)
Basic	$0.32	$0.25
Diluted	$0.32	$0.25

Weighted average common shares
outstanding

Basic	21,715	21,651
Diluted	22,005	21,878

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2007	June 30, 2007
ASSETS

Current Assets
Cash and cash equivalents	$3,930	$2,731
Short-term investments	4,500	8,000
Accounts receivable, net	52,953	55,750
Inventories	51,417	49,731
Refundable income taxes	414	364
Other current assets	6,444	6,782
Total current assets	119,658	123,358

Property, Plant and Equipment, net	46,600	47,558

Goodwill, net	42,200	42,200

Intangible Assets, net	18,585	19,166

Other Assets, net	1,314	1,330

TOTAL ASSETS	$228,357	$233,612

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$20,089	$19,834
Accrued expenses	25,804	35,127
Total current liabilities	45,893	54,961

Long-Term Deferred Tax Liabilities	2,174	2,175
Other Long-Term Liabilities	3,079	415

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,531,017 and 21,493,327
shares, respectively	79,980	79,326
Retained earnings	97,231	96,735
Total shareholders’ equity	177,211	176,061

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$228,357	$233,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30
	2007	2006
Cash Flows from Operating Activities
Net income	$6,953	$5,495
Non-cash items included in income
Depreciation and amortization	2,222	2,225
Deferred income taxes	19	(39)
Deferred compensation plan	75	65
Stock option expense	271	132
Issuance of common shares as compensation	10	10
(Gain) Loss on disposition of fixed assets	--	(48)
Allowance for doubtful accounts	20	96
Inventory obsolescence reserve	242	157

Changes in
Accounts receivable	2,777	(12,164)
Inventories	(1,928)	(6,563)
Accounts payable and other	(1,186)	844
Reserve for uncertain tax positions	2,681	--
Reserve for uncertain tax positions charged against retained earnings	(2,582)	--
Customer prepayments	(7,615)	(1,127)
Net cash flows from (used in) operating activities	1,959	(10,917)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(683)	(1,395)
Proceeds from sale of fixed assets	--	3,414
Acquisition of business, net of cash received	--	(48)
Purchases of short-term investments	3,500	--
Net cash flows from investing activities	2,817	1,971

Cash Flows from Financing Activities
Payment of long-term debt	(958)	(65)
Proceeds from issuance of long-term debt	958	9,881
Cash dividends paid	(3,875)	(2,574)
Exercise of stock options	490	58
Purchase of treasury shares	(207)	(247)
Issuance of treasury shares	15	--
Net cash flows from (used in) financing activities	(3,577)	7,053

Increase (Decrease) in cash and cash equivalents	1,199	(1,893)

Cash and cash equivalents at beginning of year	2,731	3,322

Cash and cash equivalents at end of period	$3,930	$1,429

Supplemental Cash Flow Information
Interest paid	$16	$131
Income taxes paid	$1,793	$626
Issuance of common shares as compensation	$10	$10

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations for the three month periods ended September 30, 2007 and 2006, and its cash flows for the three month periods ended September 30, 2007 and 2006. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2007 annual report.  Financial information as of June 30, 2007 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

	September 30, 2007	June 30, 2007
Accounts receivable	$53,795	$56,572
less Allowance for doubtful accounts	(842)	(822)
Accounts receivable, net	$52,953	$55,750

Facilities Expansion Tax Incentives and Credits:

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

Short-Term Investments:

Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option.  These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end.  The Company invested in these types of short-term investments during fiscal 2007 and the first quarter of fiscal 2008.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At September 30, 2007 and June 30, 2007, the bank balances included $1,053,000 and $2,421,000, respectively, in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	September 30, 2007	June 30, 2007
Property, plant and equipment, at cost	$101,430	$100,847
less Accumulated depreciation	(54,830)	(53,289)
Property, plant and equipment, net	$46,600	$47,558

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	September 30, 2007	June 30, 2007
Balance at beginning of the period	$314	$378
Additions charged to expense	497	1,172
Deductions for repairs and replacements	(256)	(1,236)
Balance at end of the period	$555	$314

Contingencies:

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business.  The Company provides reserves for these matters when a loss is probable and reasonably estimable.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity (see Note 12).

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs incurred total $844,000 and $549,000 for the three month periods ended September 30, 2007 and 2006, respectively.

Earnings per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 290,000 shares and 227,000 shares for the three months ended September 30, 2007 and 2006, respectively.

Stock Options:

The Company recorded $139,670 in the first three months of fiscal 2008 as a reduction of federal income taxes payable, $137,530 as an increase in common stock, and $2,140 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $137,530.  The Company recorded $15,700 in the first three months of fiscal 2007 as a reduction of federal income taxes payable, and $15,700 as an increase in additional paid in capital to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $15,700.  See further discussion in Note 11.

Recent Pronouncements:

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit or liability that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information see Note 9 to the Condensed Consolidated Financial Statements.

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

Reclassification:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.  This included the presentation of changes in non-cash items, specifically the allowance for doubtful accounts, the inventory obsolescence reserve and customer prepayments, within the condensed consolidated statements of cash flows, and identification of installation revenues on the face of the condensed consolidated income statements.  The Company has also revised its business segment reporting in these financial statements to now report two business segments (Lighting and Graphics), rather than three segments as had previously been reported.  See further discussion in Note 4.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3:       MAJOR CUSTOMER CONCENTRATIONS

The Company sells both lighting and graphics products into its most significant market, the petroleum / convenience store market with approximately 31% and 20% of total net sales concentrated in this market for the three months ended September 30, 2007 and 2006, respectively.

The Company’s net sales to major customers in the Graphics Segment, Dairy Queen International and 7-Eleven, Inc., represented approximately $10,721,000, or 12% and $9,076,000 or 10%, respectively, of consolidated net sales in the three months ended September 30, 2007.  The Company’s net sales to a major customer in the Graphics Segment, CVS Corporation, represented approximately $11,220,000, or 13% of consolidated net sales in the three month period ended September 30, 2006.

The Company had a balance of accounts receivable from 7-Eleven, Inc. as of September 30, 2007 of approximately $6,234,000 or 12% of net accounts receivable.  Additionally, the balance of accounts receivable from CVS Corporation and Wal-Mart Stores, Inc. as of September 30, 2006 was approximately $10,185,000 or 16% and $7,108,000 or 11%, respectively, of net accounts receivable.

NOTE 4:       BUSINESS SEGMENT INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements.  Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance.  While the Company has thirteen operating segments, it has only two reportable operating business segments:  Lighting and Graphics.  These segments are strategic business units organized around product categories that follow management’s internal organization structure with a President of LSI Lighting Solutions Plus and a President of LSI Graphics Solutions Plus reporting directly to the Company’s President and Chief Executive Officer.

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market.  The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and Greenlee Lighting.  These operations have been integrated and have similar economic characteristics.  LSI Marcole, which produces wire harnesses used in the Company’s lighting products and also manufactures electric wiring used by appliance manufacturers in commercial and industrial markets, has been aggregated into the Lighting Segment based on its overall immateriality compared to the consolidated amounts of the reportable business segment and management’s plans to continue to integrate its Lighting operations by increasing its intercompany volume.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, menu board systems, solid state LED digital advertising billboards, and solid state LED digital sports and entertainment video screens.  These products are used in visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations.  The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics outlined in paragraph 17 of SFAS No. 131.  The Graphics Segment also includes LSI Images, which manufactures three-dimensional menu board systems, and LSI Adapt, which provides customers with surveying, permitting, engineering and installation services related to products of the Graphics Segment.  The results of LSI Images, LSI Adapt, the solid-state LED billboards and sports video boards, and the Smartvision video screens for the entertainment market have been aggregated into the Graphics Segment based on the overall immateriality of these operating segments compared to the consolidated amounts of the reportable Graphics business segment as these operating segments are driven by a few contract-specific programs that vary year-over-year.

In its evaluation of business segment reporting, the Company determined that the total of external revenues reported by the operating segments in the Lighting Segment (LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron, Greenlee Lighting) and the operating segments in the Graphics Segment (Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems) comprised more than 75% of total consolidated revenue.

Effective with the first quarter of fiscal 2008, the Company has realigned its business segment reporting structure to reflect changes in its manufacturing operations and changes in its internal management reporting to the President and CEO, and to appropriately report operating results to shareholders of the Company.  This change resulted in the former Technology Segment, which was comprised of the LSI Saco Technologies operations, being collapsed into the Lighting and Graphics Segments.  LSI Saco Technologies will serve as the Company’s R&D center with its primary mission to continue to develop solid-state LED technology to be employed in both the

Lighting and Graphics Segments, and will also be responsible for Smartvision® video screens for the entertainment market.  The marketing and sales of solid-state LED billboards and sports video boards has been transferred from LSI Saco Technologies and will be overseen by the President of LSI Graphics Solutions Plus.  Segment information from earlier periods contained herein has been recast to reflect the change in business segment composition.

Summarized financial information for the Company’s reportable business segments for the three months ended September 30, 2007 and 2006, and as of September 30, 2007 and June 30, 2007 is as follows:

(In thousands)	Three Months Ended September 30
	2007	2006
Net sales:
Lighting Segment	$47,914	$52,397
Graphics Segment	42,087	34,270
	$90,001	$86,667

Operating income:
Lighting Segment	$3,767	$3,925
Graphics Segment	6,959	4,844
	$10,726	$8,769

Capital expenditures:
Lighting Segment	$547	$396
Graphics Segment	136	999
	$683	$1,395

Depreciation and amortization:
Lighting Segment	$1,344	$1,375
Graphics Segment	878	850
	$2,222	$2,225

	September 30, 2007	June 30, 2007
Identifiable assets:
Lighting Segment	$109,824	$112,266
Graphics Segment	102,376	97,507
	212,200	209,773
Corporate	16,157	23,839
	$228,357	$233,612

Segment net sales represent sales to external customers.  Intersegment revenues are eliminated in consolidation.  For the three months ended September 30, 2007, there were $1,422,000 of sales by the Lighting Segment to the Graphics Segment and $755,000 of sales by the Graphics Segment to the Lighting Segment.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including allocations of corporate expense, but excluding interest expense.

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended September 30
	2007	2006
Net sales (a):
United States	$86,929	$81,280
Canada	3,072	5,387
	$90,001	$86,667

	September 30, 2007	June 30, 2007
Long-lived assets (b):
United States	$103,212	$104,653
Canada	5,487	5,601
	$108,699	$110,254

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:       EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2007	2006
BASIC EARNINGS PER SHARE

Net income	$6,953	$5,495
Weighted average shares outstanding during the period, net of treasury shares (a)	21,508	21,458
Weighted average shares outstanding in the Deferred Compensation Plan during the period	207	193
Weighted average shares outstanding	21,715	21,651

Basic earnings per share	$0.32	$0.25

DILUTED EARNINGS PER SHARE

Net income	$6,953	$5,495

Weighted average shares outstanding
- Basic	21,715	21,651

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	290	227

Weighted average shares outstanding (c)	22,005	21,878

Diluted earnings per share	$0.32	$0.25

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 330,938 common shares and 100,752 common shares during the three month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2007	June 30, 2007
Inventories
Raw materials	$24,189	$23,111
Work-in-process	7,927	8,211
Finished goods	19,301	18,409
	$51,417	$49,731

Accrued Expenses
Compensation and benefits	$5,683	$8,837
Customer prepayments	10,875	18,490
Accrued income taxes	3,595	1,726
Other accrued expenses	5,651	6,074
	$25,804	$35,127

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,681	$--
Other long-term liabilities	398	415
	$3,079	$415

NOTE 7:      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test in the first quarter of fiscal 2008 as of July 1, 2007.  For purposes of this test, the Company determined it had seven reporting units, of which five have goodwill.  While the impairment testing is not fully complete, preliminary indications are that goodwill is not impaired.  The impairment testing is expected to be completed in the second quarter of fiscal 2008.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing.   In connection with the realignment of its operating business segments (see Note 4), the Company allocated certain amounts of the goodwill and intangible assets that resulted from the LSI Saco Technologies acquisition to certain of its reporting units based upon the relative fair values of these reporting units.  The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing.  These include operating results, forecasts, anticipated future cash flows and market place data, to name a few.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of September 30, 2007			As of June 30, 2007
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$44,585	$2,385	$42,200	$44,585	$2,385	$42,200

Other Intangible Assets	$24,173	$5,588	$18,585	$24,173	$5,007	$19,166

	Amortization Expense of Other Intangible Assets
	September 30, 2007	September 30, 2006
Three Months Ended	$581	$575

The Company expects to record amortization expense over each of the next five years as follows: 2008 -- $2,326,000; 2009 through 2012 -- $2,101,000.

The carrying amounts of goodwill for both June 30, 2007 and September 30, 2007 are as follows:  Lighting Segment $11,320,000 and Graphics Segment $30,880,000; total Company $42,200,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(in thousands)	September 30, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets

Amortized Intangible Assets
Customer relationships	$7,472	$3,205	$7,472	$3,068
Trademarks and trade names	920	157	920	151
Patents	110	47	110	45
LED Technology firmware, software	10,448	1,866	10,448	1,493
Non-compete agreements	630	313	630	250
	19,580	5,588	19,580	5,007

Indefinite-lived Intangible Assets
Trademarks and trade names	4,593	--	4,593	--
	4,593	--	4,593	--

Total Intangible Assets	$24,173	$5,588	$24,173	$5,007

NOTE 8:                     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S.  As of September 30, 2007, all $50 million of this line of credit was available.  A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2008.  The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2010.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.  The Company has had no borrowings under its bank credit facilities in the U.S. in fiscal year 2008.

The Company also established a $7 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2008.  Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2007.

The Company is in compliance with all of its loan covenants as of September 30, 2007.

NOTE 9:       RESERVE FOR UNCERTAIN TAX LIABILITIES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007.  As a result of adoption, the Company recognized $2,582,000 in reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance.  As of the adoption date, penalties were $523,000 of the reserve.  Additionally, tax and interest, net of federal tax, were $1,592,000 and $467,000, respectively, of the reserves as of July 1, 2007.  Of the $2,582,000 reserve for uncertain tax positions, $2,059,000 would have an unfavorable impact on the effective tax rate if recognized.

For the three months ended September 30, 2007, the Company recognized an additional $99,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months.

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2003.

NOTE 10:       CASH DIVIDENDS
The Company paid cash dividends of $3,875,000 and $2,574,000 in the three month periods ended September 30, 2007 and 2006, respectively.  In October, 2007, the Company’s Board of Directors declared a $0.15 per share regular quarterly cash dividend (approximately $3,230,000) payable on November 13, 2007 to shareholders of record November 6, 2007.

NOTE 11:       EQUITY COMPENSATION
Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant, and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable.  The number of shares reserved for issuance is 2,250,000, of which 1,257,780 shares were available for future grant or award as of September 30, 2007.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2007, a total of 1,249,307 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 549,369 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2007 that will be recorded as expense in future periods is $2,841,000.  The weighted average time over which this expense will be recorded is approximately 24 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended
	9/30/07	9/30/06
Dividend yield	3.20%	2.92%
Expected volatility	39.37%	40%
Risk-free interest rate	4.3%	4.8%
Expected life	4.2 yrs.	6.5 yrs.

At September 30, 2007, the 318,400 options granted in the first three months of fiscal 2008 to employees and non-employee directors had exercise prices of $19.76, fair values of $5.70, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

At September 30, 2006, the 229,000 options granted in the first three months of fiscal 2007 to non-employee directors had exercise prices ranging from $13.93 to $17.60, fair values ranging from $4.88 to $6.21, and remaining contractual lives of approximately nine years and seven months.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 10% forfeiture rate.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  No equity compensation expense has been capitalized in inventory or fixed assets.  As of September 30, 2007, the Company expects that approximately 699,900 outstanding stock options having a weighted average exercise price of $16.57, weighted average remaining contractual terms of 8.9 years and aggregate intrinsic value of $2,766,400 will vest in the future.

Information related to all stock options for the three months ended September 30, 2007 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/07	983,788	$12.16	6.3 yrs.	$5,642,400

Granted	318,400	$19.76
Forfeitures	(2,400)	$15.21
Exercised	50,481	$8.55

Outstanding at 9/30/07	1,249,307	$14.24	7.2 yrs.	$7,844,900

Exercisable at 9/30/07	549,369	$11.28	5.1 yrs.	$5,078,600

The aggregate intrinsic value of stock options exercised in the three months ended September 30, 2007 was $584,100.  The Company received $352,700 of cash and 3,776 shares from employees who exercised 50,481 options during the three months ended September 30, 2007.  Additionally, the Company recorded $139,670 as a reduction of federal income taxes payable, $137,530 as an increase in common stock, and $2,140 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the three months ended September 30, 2007 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding unvested stock options at 6/30/07	443,157	$14.40	8.3 yrs.	$1,552,100

Vested	(59,219)	$17.55
Forfeitures	(2,400)	$15.21
Granted	318,400	$19.76

Outstanding unvested stock options at 9/30/07	699,938	$16.57	8.9 yrs.	$2,766,400

Stock Compensation Awards

The Company awarded a total of 548 common shares in the first three months of fiscal 2008, valued at their approximate $10,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2007 there were 35 participants, and all but one had fully vested account balances.  A total of 213,251 common shares with a cost of $2,441,900, and 203,688 common shares with a cost of $2,249,400 were held in the Plan as of September 30, 2007 and June 30, 2007, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the Nonqualified Deferred Compensation Plan.  For the full fiscal year 2008, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company.  During the three months ended September 30, 2007 the Company used approximately $192,500 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Nonqualified Deferred Compensation Plan.  The Company does not currently repurchase its own common shares for any other purpose.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
(In thousands)	Three Months Ended September 30
	2007	2006
Lighting Segment	$47,914	$52,397

Graphics Segment	42,087	34,270

	$90,001	$86,667

The Company’s “forward looking statements” as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has streamlined its segment reporting to the two segments of Lighting and Graphics, and accordingly, results of fiscal 2007 have been recast into these two segments.  This change in segment reporting did not have any impact on previously reported consolidated financial results of the Company.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net sales of $90,001,000 in first quarter of fiscal 2008 increased 3.8% from fiscal 2007 first quarter net sales of $86,667,000.  Lighting Segment net sales decreased 8.6% to $47,914,000 and Graphics Segment net sales increased 22.8% to $42,087,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 31% and 20% of net sales in the first quarter of fiscal 2008 and 2007, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 60% from last year to $27,460,000 as Graphics sales to this market increased significantly and Lighting sales decreased.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $4.5 million decrease in Lighting Segment net sales is primarily the net result of a $1.1 million or 4.3% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $5.0 million decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $3.5 million of this reduction as their new store construction program slowed and the Company is transitioning from interior lighting to the exterior lighting under a new contract).

The $7.8 million or 22.8% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($11.8 million increase), and to a menu board conversion program for a quick serve restaurant retailer ($10.7 million increase).  These increases were partially offset by completion of programs or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($6.8 million decrease) and reduced project sales to a customer involved in sports scoreboards and video screens ($3.7 million reduction).  See Note 3 to these financial statements on Major Customer Concentrations.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  The Company may not always be able to replace net sales immediately when a large image conversion program has concluded.  Brand programs typically occur as new products are offered or new departments are created within an existing retail store.  Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting or graphics business is awarded to the Company.  Sales related to a customer’s image or brand program are reported in either the Lighting Segment and/or the Graphics Segment, depending upon the product and/or service provided.

Gross profit of $25,751,000 in first quarter of fiscal 2008 increased 11% from last year, and increased as a percentage of net sales to 28.6% as compared to 26.7% last year.  The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics Segments.  The increase in amount of gross profit is due primarily to the net effects of the 4% increase in net sales (made up of a 9% decrease in the Lighting Segment and a 23% increase in the Graphics Segment), and increased margins on installation revenue.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($0.4 million of increased wage, compensation and benefits costs; $0.2 million of decreased outside services; $0.1 million of decreased factory supplies, repairs and maintenance; $0.1 million increased depreciation expense; $0.1 million decreased utilities and property taxes).

Selling and administrative expenses of $15,025,000 in the first quarter of fiscal year 2008 increased $0.7 million, and increased to 16.7% as a percentage of net sales from 16.6% last year.  Employee compensation and benefits expense increased $0.7 million in first quarter of fiscal 2008 as compared to last year.  Other changes of expense between years include increased expense related to increased research & development expense ($0.3 million, primarily associated with Research and Development spending related to solid-state LED technology), increased warranty expense ($0.3 million), increased outside services ($0.2 million), decreased depreciation expense ($0.1 million),decreased literature and advertising ($0.1 million), and decreased legal expenses ($0.3 million).

The Company reported net interest income of $132,000 in first quarter of fiscal 2008 as compared to net interest expense of $271,000 last year.  The Company was in a positive cash position and was debt free for substantially all of the first quarter of fiscal 2008 and generated interest income on invested cash.  The Company was in a borrowing position the first quarter of fiscal 2007 primarily as a result of the LSI Saco Technologies acquisition in June 2006.  The effective tax rate in first quarter of fiscal 2008 was 36.0% as compared to 35.3% in the same period of fiscal 2007.

Net income increased 26.5% in first quarter of fiscal 2008 to $6,953,000 as compared to $5,495,000 last year.  The increase is primarily the result of increased gross profit on increased net sales, and net interest income as compared to net interest expense last year, partially offset by increased operating expenses and income taxes.  Diluted earnings per share was $0.32 in first quarter of fiscal 2008, as compared to $0.25 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in first quarter of fiscal 2008 were 22,005,000 shares as compared to 21,878,000 shares last year.

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

At September 30, 2007 the Company had working capital of $73.8 million, compared to $68.4 million at June 30, 2007.  The ratio of current assets to current liabilities was 2.61 to 1 as compared to a ratio of 2.24 to 1 at June 30, 2007.  The $5.4 million increase in working capital from June 30, 2007 to September 30, 2007 was primarily related to decreased accrued expenses and customer prepayments ($9.1 million), and increased net inventories ($1.7 million), partially offset by decreased cash and short-term investments ($2.3 million), decreased net accounts receivable ($2.8 million), and increased accounts payable ($0.3 million).

The Company generated $2.0 million of cash from operating activities in first quarter of fiscal 2008 as compared to a use cash of $10.9 million last year.  The $12.9 million increase in net cash flows from operating activities in first quarter of fiscal 2008 is primarily the net result of more net income ($1.5 million favorable), a decrease rather than an increase in accounts receivable (favorable change of $14.9 million), less of an increase in inventories (favorable change of $4.6 million), a decrease rather than an increase in accounts payable, accrued expenses and customer prepayments (unfavorable change of $8.5 million), and increased stock option expense (favorable $0.1 million).

Net accounts receivable were $53.0 million and $55.8 million at September 30, 2007 and June 30, 2007, respectively.  The decrease of $2.8 million in gross receivables is primarily due to a lesser amount of net sales in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007.  The Company had a balance of accounts receivable from 7-Eleven, Inc. as of September 30, 2007 of approximately $6,234,000 or 12% of net accounts receivable.  The DSO (Days’ Sales Outstanding) was 55 days at September 30, 2007 as compared to 48 days at June 30, 2007.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at September 30, 2007 increased $1.7 million from June 30, 2007 levels.  Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $1.0 million (some of this inventory supports certain graphics programs) and the Graphics Segment of approximately $0.7 million since June 30, 2007.  The $0.3 million increase in accounts payable from June 30, 2007 to September 30, 2007 is primarily related to flow of materials in support of anticipated sales and production volume.

The $9.1 million decrease in accrued expenses from June 30, 2007 to September 30, 2007 is primarily related to a decrease in customer prepayments ($7.6 million), decreased accruals for compensation and benefits ($3.1 million), and an increase in other accrued expenses ($1.5 million).  The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of July 1, 2007 by recording a liability of $2,582,000 and a corresponding charge to Retained Earnings.  See Note 9 to the September 30, 2007 financial statements.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of October 22, 2007.  This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2010 and a $20 million credit facility expiring in the third quarter of fiscal 2008. Additionally, the Company has a separate $7 million annually renewable line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies, all of which is available as of October 22, 2007.  The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2008 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated $2.8 million of cash related to investing activities in first quarter of fiscal 2008 as compared to $2.0 million in the same period last year.  The primary change between years relates to the fiscal 2007 proceeds from the sale of fixed assets (as two significant rental LED video screens were sold, $3.4 million unfavorable), decreased purchase of fixed assets ($0.7 million favorable), and the fiscal 2008 divesture of short-term investments ($3.5 million generation of funds).  The Company expects fiscal 2008 capital expenditures to be in the $6 million range, exclusive of business acquisitions.

The Company used $3.6 million of cash related to financing activities in first quarter of fiscal 2008 as compared to a generation of $7.1 million the same period last year.  The $10.6 million change between years is primarily the result of activities with the Company’s lines of credit ($9.8 million unfavorable).  First quarter of fiscal 2008 was a period in which the debt that was borrowed was also paid off during the quarter, and the first quarter of fiscal 2007 was a period of net borrowings.  Cash dividend payments of $3.9 million in first quarter of fiscal 2008 were greater than cash dividend payments of $2.6 million in the same period last year.  The change between years relates to the fiscal 2007 special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008, and a higher per share dividend rate and an increased number of outstanding shares in first quarter of fiscal 2008 for the regular quarterly cash dividend.  Additionally, the Company experienced increased cash flow from the exercise of stock options in first quarter of fiscal 2008 as compared to the same period last year (favorable $0.4 million).

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

On October 24, 2007 the Board of Directors declared a regular quarterly cash dividend of $0.15 per share (approximately $3,230,000) payable November 13, 2007 to shareholders of record on November 6, 2007.  The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

As of September 30, 2007 the Company had recorded two deferred state income tax assets, one in the amount of $22,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $938,000, net of federal tax benefits, related to non-refundable state tax credits.  The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007.  As a result of adoption, the Company recognized $2,582,000 in reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance.  As of the adoption date, penalties were $523,000 of the reserve.  Additionally, tax and interest, net of federal tax, were $1,592,000 and $467,000, respectively, of the reserves as of July 1, 2007.  Of the $2,582,000 reserve for uncertain tax positions, $2,059,000 would have an unfavorable impact on the effective tax rate if recognized.

As of September 30, 2007, the Company recognized an additional $99,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  While the Company’s annual analysis and test for impairment of goodwill conducted as of July 1, 2007 is not fully complete, preliminary indications are that goodwill is not impaired.  There were no impairment charges related to goodwill recorded by the Company during fiscal 2008 or 2007.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.  There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during fiscal year 2008 or 2007.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit or liability that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect.  The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information see Note 9 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2007.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed as of September 30, 2007 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2007, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/07 to 7/31/07	308	$16.86	308	(1)
8/1/07 to 8/31/07	8,455	$20.17	8,455	(1)
9/1/07 to 9/30/07	802	$20.85	802	(1)
Total	9,565	$20.12	9,565	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At September 30, 2007 the Plan held 213,251 shares of the Company.

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
Ronald S. Stowell
Vice President; Chief Financial Officer and Treasurer (Principal Financial and Accounting Offficer)

November 2, 2007