Form 10-Q
period 2007-12-31
LSI INDUSTRIES INC
filed 2008-02-04
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.

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

Large accelerated filer ☐                                       Accelerated filer ☒                                                       Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

As of January 28, 2008 there were 21,564,266 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net sales – products	$77,625	$78,158	$158,222	$163,430

Net sales – installation	6,437	3,482	15,841	4,877

Total net sales	84,062	81,640	174,063	168,307

Cost of products sold	60,603	59,446	124,853	122,991

Gross profit	23,459	22,194	49,210	45,316

Selling and administrative expenses	15,750	13,911	30,775	28,264

Operating income	7,709	8,283	18,435	17,052

Interest (income)	(98)	(8)	(250)	(18)

Interest expense	18	395	38	676
Income before income taxes	7,789	7,896	18,647	16,394

Income tax expense	2,966	2,861	6,871	5,864

Net income	$4,823	$5,035	$11,776	$10,530

Earnings per common share (see Note 5)
Basic	$0.22	$0.23	$0.54	$0.49
Diluted	$0.22	$0.23	$0.53	$0.48

Weighted average common shares outstanding

Basic	21,759	21,666	21,737	21,659
Diluted	22,063	21,938	22,036	21,909

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	December 31, 2007	June 30, 2007
ASSETS

Current Assets
Cash and cash equivalents	$9,057	$2,731
Short-term investments	--	8,000
Accounts receivable, net	42,795	55,750
Inventories	50,745	49,731
Refundable income taxes	1,695	364
Other current assets	4,959	6,782
Total current assets	109,251	123,358

Property, Plant and Equipment, net	46,793	47,558

Goodwill, net	42,200	42,200

Intangible Assets, net	18,002	19,166

Other Assets, net	1,319	1,330

TOTAL ASSETS	$217,565	$233,612

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,066	$19,834
Accrued expenses	17,653	35,127
Total current liabilities	32,719	54,961

Long-Term Deferred Tax Liabilities	2,174	2,175
Other Long-Term Liabilities	3,147	415

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,560,023 and 21,493,327 shares, respectively	80,703	79,326
Retained earnings	98,822	96,735
Total shareholders’ equity	179,525	176,061

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$217,565	$233,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31
	2007	2006
Cash Flows from Operating Activities
Net income	$11,776	$10,530
Non-cash items included in net income
Depreciation and amortization	4,471	4,478
Deferred income taxes	49	(9)
Deferred compensation plan	97	125
Stock option expense	599	325
Issuance of common shares as compensation	20	20
(Gain) on disposition of fixed assets	--	(54)
Allowance for doubtful accounts	92	258
Inventory obsolescence reserve	176	375

Changes in
Accounts receivable	12,863	(7,378)
Inventories	(1,190)	(7,101)
Accounts payable and other	(10,383)	(6,173)
Reserve for uncertain tax positions	2,756	--
Reserve for uncertain tax positions charged against retained earnings	(2,582)	--
Customer prepayments	(11,430)	(246)
Net cash flows from (used in) operating activities	7,314	(4,850)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,543)	(2,339)
Proceeds from sale of fixed assets	1	3,432
Acquisition of business, net of cash received	--	(48)
Proceeds from sale of short-term investments	8,000	--
Net cash flows from investing activities	5,458	1,045

Cash Flows from Financing Activities
Payment of long-term debt	(958)	(2,404)
Proceeds from issuance of long-term debt	958	9,881
Cash dividends paid	(7,107)	(5,365)
Exercise of stock options	848	275
Purchase of treasury shares	(215)	(268)
Issuance of treasury shares	28	--
Net cash flows from (used in) financing activities	(6,446)	2,119

Increase (Decrease) in cash and cash equivalents	6,326	(1,686)

Cash and cash equivalents at beginning of year	2,731	3,322

Cash and cash equivalents at end of period	$9,057	$1,636

Supplemental Cash Flow Information
Interest paid	$39	$506
Income taxes paid	$9,087	$5,137
Issuance of common shares as compensation	$20	$20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2007, and the results of its operations for the three and six month periods ended December 31, 2007 and 2006, and its cash flows for the six month periods ended December 31, 2007 and 2006. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2007 annual report.  Financial information as of June 30, 2007 has been derived from the Company’s audited consolidated financial statements.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned.  All intercompany transactions and balances have been eliminated.

Revenue Recognition:

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition."  Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at the time of shipment. Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.  Revenue is recognized in accordance with EITF 00-21.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31, 2007	June 30, 2007
Accounts receivable	$43,634	$56,572
less Allowance for doubtful accounts	(839)	(822)
Accounts receivable, net	$42,795	$55,750

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

Short-Term Investments:

Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option.  These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end.  The Company invested in these types of short-term investments during fiscal 2007 and the first half of fiscal 2008.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At December 31, 2007 and June 30, 2007, the bank balances included $2,338,000 and $2,421,000, respectively, in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31, 2007	June 30, 2007
Property, plant and equipment, at cost	$103,279	$100,847
less Accumulated depreciation	(56,486)	(53,289)
Property, plant and equipment, net	$46,793	$47,558

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	December 31, 2007	June 30, 2007
Balance at beginning of the period	$314	$378
Additions charged to expense	950	1,172
Deductions for repairs and replacements	(863)	(1,236)
Balance at end of the period	$401	$314

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

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs incurred total $875,000 and $691,000 for the three month periods ended December 31, 2007 and 2006, respectively and $1,719,000 and $1,240,000 for the six month periods ended December 31, 2007 and 2006, respectively.

Earnings per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 304,000 shares and 272,000 shares for the three months ended December 31, 2007 and 2006, respectively and 299,000 shares and 250,000 shares for the six months ended December 31, 2007 and 2006, respectively.

Stock Options:

The Company recorded $212,300 in the first six months of fiscal 2008 as a reduction of federal income taxes payable, $205,900 as an increase in common stock, and $6,400 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $205,900.  The Company recorded $60,000 in the first six months of fiscal 2007 as a reduction of federal income taxes payable, $53,900 as an increase in additional paid in capital, and $6,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $53,900.  See further discussion in Note 11.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred.  SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

NOTE 3:  MAJOR CUSTOMER CONCENTRATIONS

The Company sells both lighting and graphics products into its most significant market, the petroleum / convenience store market, with approximately 34% and 25% of total net sales concentrated in this market for the three months ended December 31, 2007 and 2006, respectively, and approximately 32% and 23% of total net sales concentrated in this market for the six month periods ended December 31, 2007 and 2006, respectively.

The Company’s net sales to a major customer in the Graphics Segment, 7-Eleven, Inc., represented approximately $17,490,000, or 10% of consolidated net sales in the six months ended December 31, 2007.

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

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting. These operations have been integrated and have similar economic characteristics. LSI Marcole, which produces wire harnesses used in the Company’s lighting products and also manufactures electric wiring used by appliance manufacturers in commercial and industrial markets, has been aggregated into the Lighting Segment based on its overall immateriality compared to the consolidated amounts of the reportable business segment and management’s plans to continue to integrate its Lighting operations by increasing its intercompany volume.

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

Effective with the first quarter of fiscal 2008, the Company has realigned its business segment reporting structure to reflect changes in its manufacturing operations and changes in its internal management reporting to the President and CEO, and to appropriately report operating results to shareholders of the Company. This change resulted in the former Technology Segment, which was comprised of the LSI Saco Technologies operations, being collapsed into the Lighting and Graphics Segments. LSI Saco Technologies will serve as the Company’s R&D center with its primary mission to continue to develop solid-state LED technology to be employed in both the Lighting and Graphics Segments, and will also be responsible for Smartvision® video screens for the entertainment market and some specialty LED lighting.  The marketing and sales of solid-state LED billboards and sports video boards has been transferred from LSI Saco Technologies and will be overseen by the President of LSI Graphics Solutions Plus.  The marketing and sales of all LED light fixtures will be overseen by the president of LSI Lighting Solutions Plus.  Segment information from earlier periods contained herein has been recast to reflect the change in business segment composition.

Summarized financial information for the Company’s reportable business segments for the three months and six months ended December 31, 2007 and 2006, and as of December 31, 2007 and June 30, 2007 is as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net sales:
Lighting Segment	$48,811	$48,940	$96,725	$101,337
Graphics Segment	35,251	32,700	77,338	66,970
	$84,062	$81,640	$174,063	$168,307

Operating income:
Lighting Segment	$3,731	$3,692	$7,498	$7,617
Graphics Segment	3,978	4,591	10,937	9,435
	$7,709	$8,283	$18,435	$17,052

Capital expenditures:
Lighting Segment	$1,321	$518	$1,868	$914
Graphics Segment	539	426	675	1,425
	$1,860	$944	$2,543	$2,339

Depreciation and amortization:
Lighting Segment	$1,438	$1,389	$2,783	$2,764
Graphics Segment	811	864	1,688	1,714
	$2,249	$2,253	$4,471	$4,478

	December 31, 2007	June 30, 2007
Identifiable assets:
Lighting Segment	$105,123	$112,266
Graphics Segment	89,559	97,507
	194,682	209,773
Corporate	22,883	23,839
	$217,565	$233,612

Segment net sales represent sales to external customers. Intersegment revenues are eliminated in consolidation. For the three months ended December 31, 2007, there were $1,277,000 of sales by the Lighting Segment to the Graphics Segment and $224,000 of sales by the Graphics Segment to the Lighting Segment and for the three months ended December 31, 2006, there was $895,000 of sales by the Lighting Segment to the Graphics Segment and $436,000 of sales by the Graphics Segment to the Lighting Segment. For the six months ended December 31, 2007, there were $2,699,000 of sales by the Lighting Segment to the Graphics Segment and $979,000 of sales by the Graphics Segment to the Lighting Segment and for the six months ended December 31, 2006, there was $1,716,000 of sales by the Lighting Segment to the Graphics Segment and $1,261,000 of sales by the Graphics Segment to the Lighting Segment. Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including allocations of corporate expense, but excluding interest expense.

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net sales (a):
United States	$82,559	$78,637	$169,488	$159,917
Canada	1,503	3,003	4,575	8,390
	$84,062	$81,640	$174,063	$168,307

Long-lived assets (b):	December 31, 20007	June 30, 2007
United States	$102,927	$104,653
Canada	5,387	5,601
	$108,314	$110,254

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
BASIC EARNINGS PER SHARE

Net income	$4,823	$5,035	$11,776	$10,530

Weighted average shares outstanding during the period, net of treasury shares (a)	21,548	21,464	21,528	21,461
Weighted average shares outstanding in the Deferred Compensation Plan during the period	211	202	209	198
Weighted average shares outstanding	21,759	21,666	21,737	21,659

Basic earnings per share	$0.22	$0.23	$0.54	$0.49

DILUTED EARNINGS PER SHARE

Net income	$4,823	$5,035	$11,776	$10,530

Weighted average shares outstanding
- Basic	21,759	21,666	21,737	21,659

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	304	272	299	250

Weighted average shares outstanding (c)	22,063	21,938	22,036	21,909

Diluted earnings per share	$0.22	$0.23	$0.53	$0.48

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 491,868 common shares during the three month period ending December 31, 2007, and options to purchase 401,978 common shares and 169,609 common shares during the six month periods ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2007	June 30, 2007
Inventories
Raw materials	$23,774	$23,111
Work-in-process	7,198	8,211
Finished goods	19,773	18,409
	$50,745	$49,731

Accrued Expenses
Compensation and benefits	$5,630	$8,837
Customer prepayments	7,060	18,490
Accrued income taxes	260	1,726
Other accrued expenses	4,703	6,074
	$17,653	$35,127

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,756	$--
Other long-term liabilities	391	415
	$3,147	$415

NOTE 7:   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test in the first half of fiscal 2008 as of July 1, 2007.  For purposes of this test, the Company determined it had seven reporting units, of which five have goodwill.  As of December 31, 2007, the results of our goodwill impairment testing continue to support the valuation of the amounts currently recorded.

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

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

	As of December 31, 2007			As of June 30, 2007
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$44,585	$2,385	$42,200	$44,585	$2,385	$42,200

Other Intangible Assets	$24,173	$6,171	$18,002	$24,173	$5,007	$19,166

	Amortization Expense of Other Intangible Assets
	December 31, 2007	December 31, 2006
Three Months Ended	$583	$585

Six Months Ended	$1,164	$1,160

The Company expects to record amortization expense over each of the next five years as follows: 2008 -- $2,326,000; 2009 through 2012 -- $2,101,000.

The carrying amounts of goodwill for both June 30, 2007 and December 31, 2007 are as follows:  Lighting Segment $11,320,000 and Graphics Segment $30,880,000; total Company $42,200,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2007		June 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible Assets

Amortized Intangible Assets
Customer relationships	$7,472	$3,343	$7,472	$3,068
Trademarks and trade names	920	163	920	151
Patents	110	49	110	45

LED Technology firmware, software	10,448	2,239	10,448	1,493
Non-compete agreements	630	377	630	250
	19,580	6,171	19,580	5,007

Indefinite-lived Intangible Assets
Trademarks and trade names	4,593	--	4,593	--
	4,593	--	4,593	--

Total Intangible Assets	$24,173	$6,171	$24,173	$5,007

NOTE 8:   REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S.  As of December 31, 2007, all $50 million of this line of credit was available.  A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2008.  The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2010.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.  The Company has had no borrowings under its bank credit facilities in the U.S. in fiscal year 2008.

The Company also established a $7 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2008.  Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  While there has been some activity in the line of credit during the first six months of fiscal 2008, there are no borrowings against this line of credit as of December 31, 2007.

The Company is in compliance with all of its loan covenants as of December 31, 2007.

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

For the three and six months ended December 31, 2007, the Company recognized an additional $75,000 and $174,000 tax expense, respectively, related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2003.  The Company has been notified by the Internal Revenue Service of its intent to audit the fiscal year 2006 Federal Income Tax Return.

NOTE 10:	CASH DIVIDENDS

The Company paid cash dividends of $7,107,000 and $5,365,000 in the six month periods ended December 31, 2007 and 2006, respectively.  In January, 2008, the Company’s Board of Directors declared a $0.15 per share regular quarterly cash dividend (approximately $3,234,000) payable on February 12, 2008 to shareholders of record as of February 5, 2008.

NOTE 11:	EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant, and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable.  The number of shares reserved for issuance is 2,250,000, of which 1,250,529 shares were available for future grant or award as of December 31, 2007.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2007, a total of 1,227,557 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 618,782 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2007 that will be recorded as expense in future periods is $3,075,000.  The weighted average time over which this expense will be recorded is approximately 24 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06
Dividend yield	3.27%	2.94%	3.27%	2.94%
Expected volatility	32.47%	40.1%	35.9%	40%
Risk-free interest rate	3.8%	4.6%	4.3%	4.8%
Expected life	4.3 yrs.	7 yrs.	4.3 yrs.	6.6 yrs.

At December 31, 2007, the 327,900 options granted in the first six months of fiscal 2008 to employees and non-employee directors had exercise prices ranging from $17.80 to $19.76, fair values ranging from $4.19 to $5.70, and remaining contractual lives of between four years and eight months and nine years and eight months.

At December 31, 2006, the 235,700 options granted in the first six months of fiscal 2007 to non-employee directors had exercise prices ranging from $13.83 to $17.60, fair values ranging from $4.88 to $6.55, and remaining contractual lives of approximately nine years and six months to ten years.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 2% forfeiture rate (revised in the second quarter of fiscal 2008 from the 10% forfeiture rate previously used).  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  No equity compensation expense has been capitalized in inventory or fixed assets.  As of December 31, 2007, the Company expects that approximately 608,800 outstanding stock options having a weighted average exercise price of $17.58, weighted average remaining contractual terms of 9.0 years and aggregate intrinsic value of $878,700 will vest in the future.

Information related to all stock options for the six months ended December 31, 2007 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/07	983,788	$12.16	6.3 yrs.	$5,642,400

Granted	327,900	$19.75
Forfeitures	(5,125)	$16.60
Exercised	(79,006)	$9.45

Outstanding at 12/31/07	1,227,557	$14.35	7.1 yrs.	$5,235,800

Exercisable at 12/31/07	618,782	$11.16	5.2 yrs.	$4,357,100

The aggregate intrinsic value of stock options exercised in the six months ended December 31, 2007 was $836,300.  The Company received $642,000 of cash and 5,093 shares from employees who exercised 79,006 options during the six months ended December 31, 2007.  Additionally, in this six month period, the Company recorded $212,300 as a reduction of federal income taxes payable, $205,900 as an increase in common stock, and $6,400 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the six months ended December 31, 2007 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding unvested stock options at 6/30/07	443,157	$14.40	8.3 yrs.	$1,552,100

Vested	(157,157)	$13.16
Forfeitures	(5,125)	$16.60
Granted	327,900	$19.75

Outstanding unvested stock options at 12/31/07	608,775	$17.58	9.0 yrs.	$878,700

Stock Compensation Awards

The Company awarded a total of 1,024 common shares in the first six months of fiscal 2008, valued at their approximate $20,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of December 31, 2007 there were 35 participants, and all but one had fully vested account balances.  A total of 211,929 common shares with a cost of $2,436,600, and 203,688 common shares with a cost of $2,249,400 were held in the Plan as of December 31, 2007 and June 30, 2007, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the Non-Qualified Deferred Compensation Plan.  For the full fiscal year 2008, the Company estimates the Rabbi Trust for the Non-Qualified Deferred Compensation Plan will make net repurchases in the range of 20,000 to 25,000 common shares of the Company.  During the six months ended December 31, 2007 the Company used approximately $214,500 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Non-Qualified Deferred Compensation Plan.  The Company does not currently repurchase its own common shares for any other purpose.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
   (In thousands)
	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Lighting Segment	$48,811	$48, 940	$96,725	$101,337

Graphics Segment	35,251	32,700	77,338	66,970

	$84,062	$81,640	$174,063	$168,307

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Net sales of $84,062,000 in second quarter of fiscal 2008 increased 3.0% from fiscal 2007 second quarter net sales of $81,640,000.  Lighting Segment net sales decreased 0.3% to $48,811,000 and Graphics Segment net sales increased 7.8% to $35,251,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 34% and 25% of net sales in the second quarter of fiscal 2008 and 2007, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 44% from last year to $28,857,000 as Graphics sales to this market increased significantly (77%) and Lighting sales decreased (0.7%).  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $0.1 million decrease in Lighting Segment net sales is primarily the net result of a $3.6 million or 14.9% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $3.2 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented a reduction of approximately $5.2 million as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily exterior lighting under a new contract).

The $2.6 million or 7.8% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($9.9 million increase), and to a menu board conversion program for a quick serve restaurant retailer ($4.7 million increase).  These increases were partially offset by completion of programs or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($6.9 million decrease) and changes in volume or completion of other graphics programs.  See Note 3 to these financial statements on Major Customer Concentrations.

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

Gross profit of $23,459,000 in second quarter of fiscal 2008 increased 6% from last year, and increased as a percentage of net sales to 27.9% as compared to 27.2% last year.  The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics Segments.  The increase in the amount of gross profit is due primarily to the net effects of the 3% increase in net sales (made up of a 0.3% decrease in the Lighting Segment and an 8% increase in the Graphics Segment), and increased margins on installation revenue.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($0.1 million of increased wage, compensation and benefits costs; $0.2 million of decreased outside services; $0.1 million of increased factory supplies, repairs and maintenance; $0.2 million decreased lease and rental expense; $0.1 million increased depreciation expense; $0.1 million decreased utilities and property taxes).

Selling and administrative expenses of $15,750,000 in the second quarter of fiscal year 2008 increased $1.8 million, and increased to 18.7% as a percentage of net sales from 17.0% last year.  Employee compensation and benefits expense increased $0.3 million in second quarter of fiscal 2008 as compared to last year.  Other changes of expense between years include increased sales commission expense ($1.0 million), increased research & development expense ($0.2 million, primarily associated with research and development spending related to solid-state LED technology), increased warranty expense ($0.2 million), increased outside services ($0.6 million), decreased depreciation expense ($0.1 million), decreased literature and advertising ($0.1 million), decreased bad debt expense ($0.2 million), and decreased legal expenses ($0.2 million).

The Company reported net interest income of $80,000 in second quarter of fiscal 2008 as compared to net interest expense of $387,000 last year.  The Company was in a positive cash position and was debt free for substantially all of the second quarter of fiscal 2008 and generated interest income on invested cash.  The Company was in a borrowing position the second quarter of fiscal 2007.  The effective tax rate in second quarter of fiscal 2008 was 38.1% as compared to 36.2% in the same period of fiscal 2007, primarily as a result of increase state income tax provisions.

Net income of $4,823,000 decreased 4.2% in second quarter of fiscal 2008 as compared to $5,035,000 last year.  The decrease is primarily the result of increased gross profit on increased net sales, and net interest income as compared to net interest expense last year, offset by increased operating expenses and income taxes.  Diluted earnings per share was $0.22 in second quarter of fiscal 2008, as compared to $0.23 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in second quarter of fiscal 2008 was 22,063,000 shares as compared to 21,938,000 shares last year.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

Net sales of $174,063,000 in first half of fiscal 2008 increased 3.4% from fiscal 2007 first half net sales of $168,307,000.  Lighting Segment net sales decreased 4.6% to $96,725,000 and Graphics Segment net sales increased 15.5% to $77,338,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 32% and 23% of net sales in the first half of fiscal 2008 and 2007, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 52% from last year to $56,317,000 as Graphics sales to this market increased significantly (102%) and Lighting sales decreased (8%).  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $4.6 million decrease in Lighting Segment net sales is primarily the net result of a $4.7 million or 9.4% increase in commissioned net sales to the commercial and industrial lighting market, offset by an $8.2 million decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $8.7 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).

The $10.4 million or 15.5% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($21.8 million increase), and to a menu board conversion program for a quick serve restaurant retailer ($15.4 million increase).  These increases were partially offset by completion of programs or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($13.7 million decrease) and reduced project sales to a customer involved in sports scoreboards and video screens ($2.6 million reduction) and changes in volume or completion of other graphics programs.  See Note 3 to these financial statements on Major Customer Concentrations.

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

Gross profit of $49,210,000 in first half of fiscal 2008 increased 9% from last year, and increased as a percentage of net sales to 28.3% as compared to 26.9% last year.  The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics Segments.  The increase in amount of gross profit is due primarily to the net effects of the 3% increase in net sales (made up of a 5% decrease in the Lighting Segment and a 15% increase in the Graphics Segment), and increased margins on installation revenue.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($0.5 million of increased wage, compensation and benefits costs; $0.4 million of decreased outside services; $0.2 million decreased lease and rental expense; $0.1 million increased depreciation expense; $0.1 million decreased utilities and property taxes).

Selling and administrative expenses of $30,775,000 in the first half of fiscal year 2008 increased $2.5 million, and increased to 17.7% as a percentage of net sales from 16.8% last year.  Employee compensation and benefits expense increased $1.0 million in first half of fiscal 2008 as compared to last year.  Other changes of expense between years include increased sales commission expense ($1.0 million), increased research & development expense ($0.5 million, primarily associated with research and development spending related to solid-state LED technology), increased warranty expense ($0.5 million), increased outside services ($0.8 million), decreased depreciation expense ($0.1 million), and decreased legal expenses ($0.5 million).

The Company reported net interest income of $212,000 in first half of fiscal 2008 as compared to net interest expense of $658,000 last year.  The Company was in a positive cash position and was debt free for substantially all of the first half of fiscal 2008 and generated interest income on invested cash.  The Company was in a borrowing position the first half of fiscal 2007.  The effective tax rate in first half of fiscal 2008 was 36.8% as compared to 35.8% in the same period of fiscal 2007, primarily as a result of increase state income tax provisions.

Net income of $11,776,000 increased 11.8% in first half of fiscal 2008 as compared to $10,530,000 last year.  The increase is primarily the result of increased gross profit on increased net sales, and net interest income as compared to net interest expense last year, offset by increased operating expenses and income taxes.  Diluted earnings per share was $0.53 in first half of fiscal 2008, as compared to $0.48 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in first half of fiscal 2008 were 22,036,000 shares as compared to 21,909,000 shares last year.

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

At December 31, 2007 the Company had working capital of $76.5 million, compared to $68.4 million at June 30, 2007.  The ratio of current assets to current liabilities was 3.34 to 1 as compared to a ratio of 2.24 to 1 at June 30, 2007.  The $8.1 million increase in working capital from June 30, 2007 to December 31, 2007 was primarily related to decreased accrued expenses and customer prepayments ($17.5 million), decreased accounts payable ($4.8 million), and increased net inventories ($1.0 million), partially offset by decreased net accounts receivable and refundable income taxes ($11.6 million), decreased cash and short-term investments ($1.7 million), and decreased other current assets ($1.8 million).

The Company generated $7.3 million of cash from operating activities in first half of fiscal 2008 as compared to a use cash of $4.9 million last year.  The $12.2 million increase in net cash flows from operating activities in first half of fiscal 2008 is primarily the net result of more net income ($1.2 million favorable), a decrease rather than an increase in accounts receivable (favorable change of $20.2 million), less of an increase in inventories (favorable change of $5.9 million), more of a decrease in accounts payable, accrued expenses and customer prepayments (unfavorable change of $15.4 million), less provision for doubtful accounts and obsolete inventory (unfavorable $0.4 million), an increase in the reserve for uncertain income tax positions (favorable $0.2 million), and increased stock option expense (favorable $0.3 million).

Net accounts receivable were $42.8 million and $55.8 million at December 31, 2007 and June 30, 2007, respectively.  The decrease of $13.0 million in net accounts receivable is primarily due to a lesser amount of net sales in the second quarter of fiscal 2008 ($84.1 million) as compared to the fourth quarter of fiscal 2007 ($93.8 million).  The DSO (Days’ Sales Outstanding) was 56 days at December 31, 2007 as compared to 48 days at June 30, 2007.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at December 31, 2007 increased $1.0 million from June 30, 2007 levels.  Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Graphics Segment of approximately $1.3 million, while inventory in the Lighting Segment decreased approximately $0.3 million (some of this inventory supports certain graphics programs) since June 30, 2007.  The $4.8 million decrease in accounts payable from June 30, 2007 to December 31, 2007 is primarily related to flow of materials in support of anticipated sales and production volume with the Company’s third fiscal quarter typically being the lowest seasonal quarter.

The $17.5 million decrease in accrued expenses from June 30, 2007 to December 31, 2007 is primarily related to a decrease in customer prepayments ($11.4 million), decreased accruals for compensation and benefits ($3.2 million), and decreased other accrued expenses ($1.3 million).  The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of July 1, 2007 by recording a liability of $2,582,000 and a corresponding charge to Retained Earnings.  The Company added $174,000 to this liability and recorded a corresponding income tax expense in the first half of fiscal 2008.  See Note 9 to the December 31, 2007 financial statements.

    Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S., with all $50 million of the credit line available as of January 24, 2008.  This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2010 and a $20 million credit facility expiring in the third quarter of fiscal 2008. Additionally, the Company has a separate $7 million annually renewable line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies, all of which is available as of January 24, 2008.  The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2008 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated $5.5 million of cash related to investing activities in first half of fiscal 2008 as compared to $1.0 million in the same period last year.  The primary change between years relates to the fiscal 2007 proceeds from the sale of fixed assets (as two significant rental LED video screens were sold, $3.4 million unfavorable), increased purchase of fixed assets ($0.2 million unfavorable), and the fiscal 2008 divesture of short-term investments ($8.0 million generation of funds).  The Company expects fiscal 2008 capital expenditures to be in the $6 million range, exclusive of business acquisitions.

The Company used approximately $6.5 million of cash related to financing activities in first half of fiscal 2008 as compared to a generation of $2.1 million the same period last year.  The $8.6 million change between years is primarily the result of activities with the Company’s lines of credit ($7.5 million unfavorable).  First half of fiscal 2008 was a period in which the debt that was borrowed was also paid off during the quarter, and the first half of fiscal 2007 was a period of net borrowings.  Cash dividend payments of $7.1 million in first half of fiscal 2008 were greater than cash dividend payments of $5.4 million in the same period last year.  The change between years relates to the fiscal 2007 special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008, and a higher per share dividend rate and an increased number of outstanding shares in first half of fiscal 2008 for the regular quarterly cash dividend.  Additionally, the Company experienced increased cash flow from the exercise of stock options in first half of fiscal 2008 as compared to the same period last year (favorable $0.6 million).

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

On January 24, 2008 the Board of Directors declared a regular quarterly cash dividend of $0.15 per share (approximately $3,234,000) payable February 12, 2008 to shareholders of record on February 5, 2008.  The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition."  Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer prepayments and are included in accrued expenses.  Revenue is recognized in accordance with EITF 00-21.

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

As of December 31, 2007 the Company had recorded two deferred state income tax assets, one in the amount of $22,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $938,000, net of federal tax benefits, related to non-refundable state tax credits.  The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized.

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

As of December 31, 2007, the Company recognized an additional $174,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a discounted cash flow approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  While the Company’s annual analysis and test for impairment of goodwill conducted as of July 1, 2007 has not been audited, indications are that goodwill is not impaired.  There were no impairment charges related to goodwill recorded by the Company during fiscal 2008 or 2007.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred.  SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2007.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed as of December 31, 2007 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2007, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 to 10/31/07	328	$21.80	328	(1)
11/1/07 to 11/30/07	322	$19.41	322	(1)
12/1/07 to 12/31/07	463	$18.82	463	(1)
Total	1,113	$19.83	1,113	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At December 31, 2007 the Plan held 211,929 shares of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held November 15, 2007, the following actions were taken by shareholders:

4.1	All persons nominated as Directors were elected with the votes for each person being:

Name	Shares For	Shares – Withheld Authority	Shares Abstained	Broker Non-Votes
Gary P. Kreider	12,839,910.451863	7,425,881.000	N/A	none
Dennis B. Meyer	20,030,854.451863	234,937.000	N/A	none
Wilfred T. O’Gara	20,035,641.451863	230,150.000	N/A	none
Robert J. Ready	15,590,407.451863	4,675,384.000	N/A	none
Mark A. Serrianne	20,033,754.451863	232,037.000	N/A	none
James P. Sferra	14,406,101.451863	5,859,690.000	N/A	none

4.2	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal 2008.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
20,194,694.626389	49,064	22,032.825474	none

ITEM 6.  EXHIBITS

a)	Exhibits
	31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

	32.1	Section 1350 Certification of Principal Executive Officer

	32.2	Section 1350 Certification of Principal Financial Officer

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

February 1, 2008