Form 10-Q
period 2008-03-31
LSI INDUSTRIES INC
filed 2008-04-30
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

As of April 25, 2008 there were 21,586,118 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net sales – products	$63,198	$70,131	$221,420	$233,561

Net sales – installation	1,582	5,192	17,423	10,069

Total net sales	64,780	75,323	238,843	243,630

Cost of products sold	48,798	56,849	173,651	179,840

Gross profit	15,982	18,474	65,192	63,790

Selling and administrative expenses	14,456	13,353	45,231	41,617

Operating income	1,526	5,121	19,961	22,173

Interest (income)	(66)	(19)	(316)	(37)

Interest expense	15	252	53	928
Income before income taxes	1,577	4,888	20,224	21,282

Income tax expense	580	1,590	7,451	7,454

Net income	$997	$3,298	$12,773	$13,828

Earnings per common share (see Note 5)
Basic	$0.05	$0.15	$0.59	$0.64
Diluted	$0.05	$0.15	$0.58	$0.63

Weighted average common shares
outstanding

Basic	21,786	21,692	21,753	21,669
Diluted	21,908	21,955	21,996	21,927

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2008	June 30, 2007
ASSETS

Current Assets
Cash and cash equivalents	$4,509	$2,731
Short-term investments	--	8,000
Accounts receivable, net	41,171	55,750
Inventories	48,863	49,731
Refundable income taxes	2,327	364
Other current assets	4,905	6,782
Total current assets	101,775	123,358

Property, Plant and Equipment, net	45,898	47,558

Goodwill, net	42,200	42,200

Intangible Assets, net	17,421	19,166

Other Assets, net	1,322	1,330

TOTAL ASSETS	$208,616	$233,612

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,372	$19,834
Accrued expenses	11,935	35,127
Total current liabilities	25,307	54,961

Long-Term Deferred Tax Liabilities	2,250	2,175
Other Long-Term Liabilities	3,168	415

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,587,096 and 21,493,327 shares, respectively	81,307	79,326
Retained earnings	96,584	96,735
Total shareholders’ equity	177,891	176,061

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$208,616	$233,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended March 31
	2008	2007
Cash Flows from Operating Activities
Net income	$12,773	$13,828
Non-cash items included in net income
Depreciation and amortization	6,644	6,674
Deferred income taxes	155	21
Deferred compensation plan	90	131
Stock option expense	929	520
Issuance of common shares as compensation	34	30
(Gain) on disposition of fixed assets	3	(15)
Allowance for doubtful accounts	(106)	166
Inventory obsolescence reserve	139	473

Changes in
Accounts receivable	14,685	4,575
Inventories	729	(8,083)
Accounts payable and other	(12,823)	(9,377)
Reserve for uncertain tax positions	2,793	--
Reserve for uncertain tax positions charged against retained earnings	(2,582)	--
Customer prepayments	(17,029)	10,343
Net cash flows from operating activities	6,434	19,286

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,243)	(4,860)
Proceeds from sale of fixed assets	1	3,432
Acquisition of business, net of cash received	--	(141)
Proceeds from sale of short-term investments	8,000	--
Net cash flows from (used in) investing activities	4,758	(1,569)

Cash Flows from Financing Activities
Payment of long-term debt	(958)	(19,956)
Proceeds from issuance of long-term debt	958	9,881
Cash dividends paid	(10,342)	(8,158)
Exercise of stock options	1,076	524
Purchase of treasury shares	(228)	(285)
Issuance of treasury shares	80	16
Net cash flows (used in) financing activities	(9,414)	(17,978)

Increase (Decrease) in cash and cash equivalents	1,778	(261)

Cash and cash equivalents at beginning of year	2,731	3,322

Cash and cash equivalents at end of period	$4,509	$3,061

Supplemental Cash Flow Information
Interest paid	$62	$907
Income taxes paid	$10,550	$7,821
Issuance of common shares as compensation	$34	$30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:            INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations for the three and nine month periods ended March 31, 2008 and 2007, and its cash flows for the nine month periods ended March 31, 2008 and 2007. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2007 annual report.  Financial information as of June 30, 2007 has been derived from the Company’s audited consolidated financial statements.

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned.  All intercompany transactions and balances have been eliminated.

Revenue Recognition:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition."  Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at the time of shipment. Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.  Revenue is recognized in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31, 2008	June 30, 2007
Accounts receivable	$41,887	$56,572
less Allowance for doubtful accounts	(716)	(822)
Accounts receivable, net	$41,171	$55,750

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

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At March 31, 2008 and June 30, 2007, the bank balances included $2,495,000 and $2,421,000, respectively, in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	March 31, 2008	June 30, 2007
Property, plant and equipment, at cost	$103,192	$100,847
less Accumulated depreciation	(57,294)	(53,289)
Property, plant and equipment, net	$45,898	$47,558

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	March 31, 2008	June 30, 2007
Balance at beginning of the period	$314	$378
Additions charged to expense	1,081	1,172
Deductions for repairs and replacements	(1,031)	(1,236)
Balance at end of the period	$364	$314

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

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs incurred total $1,079,000 and $589,000 for the three month periods ended March 31, 2008 and 2007, respectively and $2,798,000 and $1,829,000 for the nine month periods ended March 31, 2008 and 2007, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares (for which issuance has been determined to be probable), and common shares to be issued under a deferred compensation plan, all of which totaled 122,000 shares and 263,000 shares for the three months ended March 31, 2008 and 2007, respectively and 243,000 shares and 258,000 shares for the nine months ended March 31, 2008 and 2007, respectively.

Stock Options:

The Company recorded $228,500 in the first nine months of fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $221,300.  The Company recorded $114,200 in the first nine months of fiscal 2007 as a reduction of federal income taxes payable, $104,100 as an increase in additional paid in capital, and $10,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $104,100.  See further discussion in Note 11.

Recent Pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009.  Two FASB Staff Positions (FSP) were subsequently issued.  In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010.  FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS No. 157.  The Company will be evaluating the impact of adopting SFAS No. 157 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

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

Reclassifications:

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

NOTE 3:            MAJOR CUSTOMER CONCENTRATIONS

The Company sells both lighting and graphics products into its most significant market, the petroleum / convenience store market, with approximately 22% and 27% of total net sales concentrated in this market for the three months ended March 31, 2008 and 2007, respectively, and approximately 30% and 24% of total net sales concentrated in this market for the nine month periods ended March 31, 2008 and 2007, respectively.

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

Summarized financial information for the Company’s reportable business segments for the three months and nine months ended March 31, 2008 and 2007, and as of March 31, 2008 and June 30, 2007 is as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net sales:
Lighting Segment	$44,869	$46,450	$141,594	$147,787
Graphics Segment	19,911	28,873	97,249	95,843
	$64,780	$75,323	$238,843	$243,630

Operating income:
Lighting Segment	$1,392	$2,161	$8,889	$9,778
Graphics Segment	134	2,960	11,072	12,395
	$1,526	$5,121	$19,961	$22,173

Capital expenditures:
Lighting Segment	$275	$1,979	$2,144	$2,893
Graphics Segment	425	542	1,099	1,967
	$700	$2,521	$3,243	$4,860

Depreciation and amortization:
Lighting Segment	$1,353	$1,333	$4,136	$4,097
Graphics Segment	820	863	2,508	2,577
	$2,173	$2,196	$6,644	$6,674

	March 31, 2008	June 30, 2007
Identifiable assets:
Lighting Segment	$105,468	$112,266
Graphics Segment	85,025	97,507
	190,493	209,773
Corporate	18,123	23,839
	$208,616	$233,612

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Lighting Segment net sales to the Graphics Segment	$480	$701	$3,179	$2,417

Graphics Segment net sales to the Lighting Segment	$353	$591	$1,332	$1,864

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net sales (a):
United States	$63,000	$69,235	$232,488	$229,152
Canada	1,780	6,088	6,355	14,478
	$64,780	$75,323	$238,843	$243,630

	March 31, 2008	June 30, 2007
Long-lived assets (b):	$101,567	$104,653
United States	5,274	5,601
Canada	$106,841	$110,254

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, intangible assets, goodwill, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
BASIC EARNINGS PER SHARE

Net income	$997	$3,298	$12,773	$13,828

Weighted average shares outstanding during the period, net of treasury shares (a)	21,576	21,489	21,544	21,470
Weighted average shares outstanding in the Deferred Compensation Plan during the period	210	203	209	199
Weighted average shares outstanding	21,786	21,692	21,753	21,669

Basic earnings per share	$0.05	$0.15	$0.59	$0.64

DILUTED EARNINGS PER SHARE

Net income	$997	$3,298	$12,773	$13,828

Weighted average shares outstanding - Basic	21,786	21,692	21,753	21,669

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	122	263	243	258

Weighted average shares outstanding (c)	21,908	21,955	21,996	21,927

Diluted earnings per share	$0.05	$0.15	$0.58	$0.63

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 627,283 common shares and 237,067 common shares during the three month periods ending March 31, 2008 and 2007, respectively, and options to purchase 528,758 common shares and 187,263 common shares during the nine month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	March 31, 2008	June 30, 2007
Inventories
Raw materials	$22,902	$23,111
Work-in-process	7,566	8,211
Finished goods	18,395	18,409
	$48,863	$49,731

Accrued Expenses
Compensation and benefits	$6,339	$8,837
Customer prepayments	1,461	18,490
Accrued Commissions	1,257	1,287
Accrued income taxes	72	1,726
Other accrued expenses	2,806	4,787
	$11,935	$35,127

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,793	$--
Other long-term liabilities	375	415
	$3,168	$415

NOTE 7:          GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment test in fiscal 2008 as of July 1, 2007.  For purposes of this test, the Company determined it had seven reporting units, of which five have goodwill.  Based upon this analysis, there was no goodwill impairment.

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

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of March 31, 2008			As of June 30, 2007
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$44,585	$2,385	$42,200	$44,585	$2,385	$42,200

Other Intangible Assets	$24,173	$6,752	$17,421	$24,173	$5,007	$19,166

Amortization Expense of Other Intangible Assets

	March 31, 2008	March 31, 2007
Three Months Ended	$581	$585

Nine Months Ended	$1,745	$1,745

The Company expects to record amortization expense over each of the next five years as follows: 2008 -- $2,326,000; 2009 through 2012 -- $2,101,000.

The carrying amounts of goodwill for both June 30, 2007 and March 31, 2008 are as follows:  Lighting Segment $11,320,000 and Graphics Segment $30,880,000; total Company $42,200,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2008		June 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets

Amortized Intangible Assets
Customer relationships	$7,472	$3,483	$7,472	$3,068
Trademarks and trade names	920	168	920	151
Patents	110	51	110	45
LED Technology firmware, software	10,448	2,612	10,448	1,493
Non-compete agreements	630	438	630	250
	19,580	6,752	19,580	5,007

Indefinite-lived Intangible Assets
Trademarks and trade names	4,593	--	4,593	--
	4,593	--	4,593	--

Total Intangible Assets	$24,173	$6,752	$24,173	$5,007

NOTE 8:           REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S.  As of March 31, 2008, all $50 million of this line of credit was available.  A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2009.  The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2011.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between

150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.  The Company has had no borrowings under its bank credit facilities in the U.S. in fiscal year 2008.

The Company also established a $7 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2009.  Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  While there has been some activity in the line of credit during the first nine months of fiscal 2008, there are no borrowings against this line of credit as of March 31, 2008.

The Company is in compliance with all of its loan covenants as of March 31, 2008.

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

For the three and nine months ended March 31, 2008, the Company recognized an additional $37,000 and $211,000 tax expense, respectively, related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2003.  The Company is currently under audit by the Internal Revenue Service on its fiscal year 2006 Federal Income Tax Return.

NOTE 10:	CASH DIVIDENDS

The Company paid cash dividends of $10,342,000 and $8,158,000 in the nine month periods ended March 31, 2008 and 2007, respectively.  In April, 2008, the Company’s Board of Directors declared a $0.15 per share regular quarterly cash dividend (approximately $3,238,000) payable on May 13, 2008 to shareholders of record as of May 6, 2008.

NOTE 11:          EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant, and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable.  The number of shares reserved for issuance is 2,250,000, of which 1,249,752 shares were available for future grant or award as of March 31, 2008.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2008, a total of 1,201,482 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 599,532 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of March 31, 2008 that will be recorded as expense in future periods is $2,796,000.  The weighted average time over which this expense will be recorded is approximately 22 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	3/31/08	3/31/07	3/31/08	3/31/07
Dividend yield	3.61%	2.92%	3.61%	2.92%
Expected volatility	37.32%	39.04%	36.38%	40.00%
Risk-free interest rate	2.5%	4.6%	4.3%	4.6%
Expected life	4.3 yrs.	7 yrs.	4.3 yrs.	7 yrs.

At March 31, 2008, the 328,200 options granted in the first nine months of fiscal 2008 to employees and non-employee directors had exercise prices ranging from $12.58 to $19.76, fair values ranging from $3.07 to $6.61, and remaining contractual lives of between four years and eleven months to nine years and five months.

At March 31, 2007, the 245,700 options granted in the first nine months of fiscal 2007 to non-employee directors had exercise prices ranging from $13.83 to $18.19, fair values ranging from $4.88 to $6.55, and remaining contractual lives of between four and one-half years to ten years.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 4.2% forfeiture rate (revised in the second quarter of fiscal 2008 from the 10% forfeiture rate previously used).  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  No equity compensation expense has been capitalized in inventory or fixed assets.  As of March 31, 2008, the Company expects that approximately 577,000 outstanding stock options, net of forfeitures, having a weighted average exercise price of $17.57, weighted average remaining contractual terms of 8.5 years and aggregate intrinsic value of $237,000 will vest in the future.

Information related to all stock options for the nine months ended March 31, 2008 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/07	983,788	$12.16	6.3 yrs.	$5,642,400

Granted	328,200	$19.74
Forfeitures	(5,500)	$16.14
Exercised	(105,006)	$9.52

Outstanding at 3/31/08	1,201,482	$14.45	6.8 yrs.	$1,790,700

Exercisable at 3/31/08	599,532	$11.31	5.1 yrs.	$1,543,300

The aggregate intrinsic value of stock options exercised in the nine months ended March 31, 2008 was $913,649.  The Company received $855,000 of cash and 8,068 shares from employees who exercised 105,006 options during the nine months ended March 31, 2008. Additionally, in this nine month period, the Company recorded $228,500 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the nine months ended March 31, 2008 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding unvested stock options at 6/30/07	443,157	$14.40	8.3 yrs.	$1,552,100

Vested	(163,907)	$13.38
Forfeitures	(5,500)	$16.14
Granted	328,200	$19.74

Outstanding unvested stock options at 3/31/08	601,950	$17.57	8.5 yrs.	$247,400

Stock Compensation Awards

The Company awarded a total of 1,876 common shares in the first nine months of fiscal 2008, valued at their approximate $33,875 fair market value on the date of issuance pursuant to the compensation programs for non-employee directors and twenty year service awards for fourteen employees who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of March 31, 2008 there were 36 participants, and all but one had fully vested account balances.  A total of 208,733 common shares with a cost of $2,397,200, and 203,688 common shares with a cost of $2,249,400 were held in the Plan as of March 31, 2008 and June 30, 2007, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the Non-Qualified Deferred Compensation Plan.  For the full fiscal year 2008, the Company estimates the Rabbi Trust for the Non-Qualified Deferred Compensation Plan will make net repurchases in the range of 14,000 to 15,000 common shares of the Company.  During the nine months ended March 31, 2008 the Company used approximately $228,000 to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the Non-Qualified Deferred Compensation Plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12:         LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees.  Since October of 2000, the Company has been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately eleven years.  The Company has defended and intends to continue to defend this case vigorously.  The Company made a reasonable settlement offer in the third quarter of fiscal 2005 and, accordingly, recorded a loss contingency reserve in the amount of $590,000.  This settlement offer was not accepted by the plaintiff and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement.  In March 2007, the Company received a favorable summary judgment decision.  As a result of the favorable summary judgment decision, the loss contingency reserve of $590,000 was written off to income in the third quarter of fiscal 2007.  The plaintiffs in this lawsuit appealed the summary judgment decision and in March 2008 the summary judgment decision was vacated by the Appeals Court and the lawsuit was remanded back to the lower level court for additional consideration.  With this lawsuit back in progress, the Company intends to vigorously defend itself.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has not recorded a loss contingency reserve because the probability and estimate of loss, if any, is uncertain.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment (In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Lighting Segment	$44,869	$46,450	$141,594	$147,787

Graphics Segment	19,911	28,873	97,249	95,843

	$64,780	$75,323	$238,843	$243,630

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net sales of $64,780,000 in third quarter of fiscal 2008 decreased 14.0% from fiscal 2007 third quarter net sales of $75,323,000.  Lighting Segment net sales decreased 3.4% to $44,869,000 and Graphics Segment net sales decreased 31.0% to $19,911,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 22% and 27% of net sales in the third quarter of fiscal 2008 and 2007, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 29% from last year to $14,179,000 as Graphics sales to this market decreased significantly (40%) and Lighting sales decreased (10%).  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $1.6 million or 3.4% decrease in Lighting Segment net sales is primarily the net result of a $1.9 million or 7.8% increase in commissioned net sales to the commercial and industrial lighting market offset by a $3.3 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented a reduction of approximately $4.2 million as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily exterior lighting under a new contract).

The $9.0 million or 31.0% decrease in Graphics Segment net sales is primarily the result of completion of or reduction in volume of graphics programs, including three image conversion programs in the petroleum / convenience store market ($7.1 million decrease), a menu board program for a quick serve restaurant retailer ($1.5 million decrease), a sports LED video screen customer ($1.9 million decrease) and an LED billboard customer ($2.0 million decrease), partially offset by increased net sales related to a menu board program for a quick serve restaurant retailer ($4.2 million increase).  See Note 3 to these financial statements on Major Customer Concentrations.

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

Gross profit of $15,982,000 in third quarter of fiscal 2008 decreased 13% from last year, and increased slightly as a percentage of net sales to 24.7% as compared to 24.5% last year.  The decrease in the amount of gross profit is due primarily to the effects of the 14% decrease in net sales (made up of a 3.4% decrease in the Lighting Segment and a 31.0% decrease in the Graphics Segment), and decreased margins on installation revenue.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, less manufacturing overhead absorption, and other manufacturing expenses in support of production requirements ($0.1 million of decreased wage, compensation and benefits costs; $0.1 million of decreased factory supplies, repairs and maintenance).

Selling and administrative expenses of $14,456,000 in the third quarter of fiscal year 2008 increased $1.1 million, and increased to 22.3% as a percentage of net sales from 17.7% last year.  Fiscal 2007 administrative expense included a favorable reversal of a $0.6 million loss contingency reserve, with no similar favorable item in fiscal 2008.  Other changes of expense between years include increased sales commission expense ($0.6 million), increased research & development expense ($0.5 million, primarily associated with research and development spending related to solid-state LED technology), decreased legal expenses ($0.3 million), increased outside services ($0.2 million) and decreased warranty expense ($0.1 million).

The Company reported net interest income of $51,000 in third quarter of fiscal 2008 as compared to net interest expense of $233,000 last year.  The Company was in a positive cash position and was debt free during the third quarter of fiscal 2008 and generated interest income on invested cash.  The Company was in a borrowing position during the third quarter of fiscal 2007.  The effective tax rate in third quarter of fiscal 2008 was 36.8% as compared to 32.5% in the same period of fiscal 2007, primarily as a result of favorable tax credits in the fiscal 2007 third quarter.

Net income of $997,000 decreased 69.8% in third quarter of fiscal 2008 as compared to $3,298,000 last year.  The decrease is primarily the result of decreased gross profit on decreased net sales and increased operating expenses, partially offset by net interest income as compared to net interest expense last year, and decreased income taxes.  Diluted earnings per share was $0.05 in third quarter of fiscal 2008, as compared to $0.15 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in third quarter of fiscal 2008 was 21,908,000 shares as compared to 21,955,000 shares last year.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

Net sales of $238,843,000 in first nine months of fiscal 2008 decreased 2.0% from fiscal 2007 nine month net sales of $243,630,000.  Lighting Segment net sales decreased 4.2% to $141,594,000 and Graphics Segment net sales increased 1.5% to $97,249,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 30% and 24% of net sales in the first nine months of fiscal 2008 and 2007, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 23% from last year to $70,496,000 as Graphics sales to this market increased significantly (47%) and Lighting sales decreased (8%).  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.

The $6.2 million or 4.2% decrease in Lighting Segment net sales is primarily the net result of a $6.5 million or 8.9% increase in commissioned net sales to the commercial and industrial lighting market, offset by an $11.5 million decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $12.9 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).

The $1.4 million or 1.5% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($17.3 million increase), and to a menu board conversion program for a quick serve restaurant retailer ($19.6 million increase).  These increases were partially offset by completion of programs or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($13.7 million decrease), a petroleum / convenience store customer ($6.0 million decrease), an LED billboard customer ($2.0 million decrease), reduced project sales to a customer involved in sports scoreboards and video screens ($5.5 million reduction), reduced sales for a menu board conversion program for a quick serve restaurant retailer ($2.6 million decrease) and changes in volume or completion of other graphics programs.  See Note 3 to these financial statements on Major Customer Concentrations.

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

Gross profit of $65,192,000 in first nine months of fiscal 2008 increased 2% from last year, and increased as a percentage of net sales to 27.3% as compared to 26.2% last year.  The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics Segment and gross profit percentage improvements in both segments.  The increase in amount of gross profit is primarily due to increased installation sales and improvements in the Graphics gross margin percentage, partially offset by reduced gross profit from reduced lighting net sales and decreased margins on installation revenue  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($0.4 million of increased wage, compensation and benefits costs; $0.4 million of decreased outside services; $0.2 million decreased lease and rental expense; $0.1 million increased depreciation expense; $0.1 million decreased utilities and property taxes; and $0.1 million decreased repairs and maintenance).

Selling and administrative expenses of $45,231,000 in the first nine months of fiscal year 2008 increased $3.6 million, and increased to 18.9% as a percentage of net sales from 17.1% last year.  Employee compensation and benefits expense increased $1.0 million in first nine months of fiscal 2008 as compared to last year.  Other changes of expense between years include increased sales commission expense ($1.6 million), increased research & development expense ($1.0 million, primarily associated with research and development spending related to solid-state LED technology), increased outside services ($1.0 million), decreased legal expenses ($0.8 million), increased warranty expense ($0.3 million), decreased bad debt expense ($0.2 million), decreased depreciation expense ($0.1 million), and increased repairs and maintenance ($0.1 million).  Additionally, fiscal 2007 administrative expense included a favorable reversal of a $0.6 million loss contingency reserve, with no similar favorable item in fiscal 2008.

The Company reported net interest income of $263,000 in first nine months of fiscal 2008 as compared to net interest expense of $891,000 last year.  The Company was in a positive cash position and was debt free for substantially all of the first nine months of fiscal 2008 and generated interest income on invested cash.  The Company was in a borrowing position the first nine months of fiscal 2007.  The effective tax rate in first nine months of fiscal 2008 was 36.8% as compared to 35.0% in the same period of fiscal 2007, primarily as a result of favorable tax credits in fiscal 2007.

Net income of $12,773,000 decreased 7.6% in first nine months of fiscal 2008 as compared to $13,828,000 last year.  The decrease is primarily the result of increased gross profit on decreased net sales, and net interest income as compared to net interest expense last year, offset by increased operating expenses.  Diluted earnings per share was $0.58 in first nine months of fiscal 2008, as compared to $0.63 per share last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in first nine months of fiscal 2008 were 21,996,000 shares as compared to 21,927,000 shares last year.

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

At March 31, 2008 the Company had working capital of $76.5 million, compared to $68.4 million at June 30, 2007.  The ratio of current assets to current liabilities was 4.02 to 1 as compared to a ratio of 2.24 to 1 at June 30, 2007.  The $8.1 million increase in working capital from June 30, 2007 to March 31, 2008 was primarily related to decreased accrued expenses and customer prepayments ($23.2 million), decreased accounts payable ($6.5 million) and increased refundable income taxes ($2.0 million) partially offset by decreased net accounts receivable ($14.6 million), decreased cash and short-term investments ($6.2 million), decreased other current assets ($1.9 million) and decreased net inventories ($0.9 million),

The Company generated $6.4 million of cash from operating activities in first nine months of fiscal 2008 as compared to generation of $19.3 million of cash last year.  The $12.9 million decrease in net cash flows from operating activities in first nine months of fiscal 2008 is primarily the net result of less net income ($1.1 million unfavorable), a larger decrease in accounts receivable (favorable change of $10.1 million), a decrease rather than an increase in inventories (favorable change of $8.8 million), more of a decrease in accounts payable and accrued expenses (unfavorable change of $3.4 million), a decrease rather than an increase in customer prepayments (unfavorable $27.4 million), an increase in the reserve for uncertain income tax positions (favorable change of $0.2 million), and increased stock option expense (favorable change of $0.4 million), a reduction rather than an increase in the bad debt reserve (unfavorable change of $0.3 million), and less of an increase in the obsolete inventory reserve (unfavorable change of $0.3 million).

Net accounts receivable were $41.2 million and $55.8 million at March 31, 2008 and June 30, 2007, respectively.  The decrease of $14.6 million in net accounts receivable is primarily due to a lesser amount of net sales in the third quarter of fiscal 2008 ($64.8 million) as compared to the fourth quarter of fiscal 2007 ($93.8 million).  The DSO (Days’ Sales Outstanding) increased to 59 days at March 31, 2008 as compared to 48 days at June 30, 2007 (primarily as a result of timing of payments from the Company’s Graphics customers), thereby partially offsetting the reduction in accounts receivable.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at March 31, 2008 decreased $0.9 million from June 30, 2007 levels.  Inventory of the Graphics Segment increased approximately $0.1 million, while inventory in the Lighting Segment decreased approximately $1 million (some of this inventory supports certain graphics programs) since June 30, 2007.  The $6.5 million decrease in accounts payable from June 30, 2007 to March 31, 2008 is primarily related to flow of materials in support of reduced anticipated sales and production volume, particularly in the Company’s Graphics Segment.

The $23.2 million decrease in accrued expenses from June 30, 2007 to March 31, 2008 is primarily related to a decrease in customer prepayments ($17.0 million), decreased accruals for compensation and benefits ($2.5 million), decreased accrued income taxes ($1.7 million) and decreased other accrued expenses ($2 million).  The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of July 1, 2007 by recording a liability of $2,582,000 and a corresponding charge to Retained Earnings.  The Company added $211,000 to this liability and recorded a corresponding income tax expense in the first nine months of fiscal 2008.  See Note 9 to the March 31, 2008 financial statements.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S., with all $50 million of the credit line available as of April 24, 2008.  This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2010 and a $20 million credit facility expiring in the third quarter of fiscal 2009. Additionally, the Company has a separate $7 million annually renewable line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies, all of which is available as of April 24, 2008.  The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2008 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated $4.8 million of cash related to investing activities in first nine months of fiscal 2008 as compared to a use of $1.6 million in the same period last year.  The primary change between years relates to the fiscal 2007 proceeds from the sale of fixed assets (as two significant rental LED video screens were sold, $3.4 million unfavorable), less purchase of fixed assets ($1.6 million unfavorable), and the fiscal 2008 divesture of short-term investments ($8.0 million generation of funds).  The Company expects fiscal 2008 capital expenditures to be in the $5 million range, exclusive of business acquisitions.

The Company used approximately $9.4 million of cash related to financing activities in first nine months of fiscal 2008 as compared to a use of $18.0 million the same period last year.  The $8.6 million change between years is primarily the result of activities with the Company’s lines of credit ($10.1 million unfavorable).  The first nine months of fiscal 2008 was a period in which the debt that was borrowed was also paid off, whereas the first nine months of fiscal 2007 was a period of net payment of borrowed money.  Cash dividend payments of $10.3 million in first nine months of fiscal 2008 were greater than cash dividend payments of $8.2 million in the same period last year.  The change between years relates to the fiscal 2007 special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008, and a higher per share dividend rate and an increased number of outstanding shares in first nine months of fiscal 2008 for the regular quarterly cash dividend.  Additionally, the Company experienced increased cash flow from the exercise of stock options in first nine months of fiscal 2008 as compared to the same period last year (favorable $0.6 million).

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

On April 23, 2008 the Board of Directors declared a regular quarterly cash dividend of $0.15 per share (approximately $3,238,000) payable May 13, 2008 to shareholders of record on May 6, 2008.  The declaration and amount of dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition."  Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer prepayments and are included in accrued expenses.  Revenue is recognized in accordance with EITF 00-21.

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

As of March 31, 2008 the Company had recorded two deferred state income tax assets, one in the amount of $22,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $938,000, net of federal tax benefits, related to non-refundable state tax credits.  The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized.

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

As of March 31, 2008, the Company recognized an additional $211,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009.  Two FASB Staff Positions (FSP) were subsequently issued.  In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010.  FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS No. 157.  The Company will be evaluating the impact of adopting SFAS No. 157 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed as of March 31, 2008 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2008, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08 to 1/31/08	401	$11.94	401	(1)
2/1/08 to 2/29/08	--	--	--	(1)
3/1/08 to 3/31/08	663	$13.12	663	(1)
Total	1,064	$12.69	1,064	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At March 31, 2008 the Plan held 208,733 shares of the Company.

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

April 29, 2008