Form 10-K
period 2008-06-30
LSI INDUSTRIES INC
filed 2008-09-15
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                      .
Commission File No. 0-13375
LSI INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Ohio	10000 Alliance Road
(State or other jurisdiction of	Cincinnati, Ohio 45242	IRS Employer I.D.
incorporation or organization)	(Address of principal executive offices)	No. 31-0888951
(513) 793-3200
(Telephone number of principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC
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
Yes ☑           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $353,261,000 based upon a closing sale price of $18.20 per share as reported on The Nasdaq Global Select Market.
At August 28, 2008 there were 21,585,323 no par value Common Shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement filed with the Commission for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2008 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as ”guidance,” “forecasts,” “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, and the ability to retain key employees of acquired businesses. These risks and uncertainties also include, but are not limited to, those described in Part I, “Item IA. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise or update any forward-looking statements, whether as a result of new information, future events or circumstances.
 i

PART I
ITEM 1. BUSINESS
Our Company
     We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, video rental and eyewear chains, retail chain stores and automobile dealerships located primarily in the United States. In addition, we are a leading provider of digital solid-state LED video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.
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
     Our business is organized in two segments: the Lighting Segment, which represented 62% of our fiscal 2008 net sales; and the Graphics Segment, which represented 38% of our fiscal 2008 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 28%, 26%, and 25% of total net sales concentrated in this market in the fiscal years ended June 30, 2008, 2007, and 2006, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-27 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2008	2007	2006
Lighting Segment	$190,590	$199,427	$195,810
Graphics Segment	114,696	138,026	84,660

Total Net Sales	$305,286	$337,453	$280,470

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
     We offer our customers expertise in developing and utilizing high-performance LED (light emitting diodes) color and white lightsource solutions for both lighting and graphics applications, which, when combined with the Company’s lighting fixture expertise and technology has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis and photometric layouts.
     The $8.8 million or 4.4% decrease in Lighting Segment net sales is primarily the net result of a $9.8 million or 9.8% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $17.1 million decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $14.9 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).
     The $3.6 million or 1.8% increase in Lighting Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of an aggregate increase of an $8.1 million or 9.1% increase in commissioned net sales to the Commercial / Industrial Lighting Market plus approximately $2.9 million increased LED lighting sales from LSI Saco Technologies, partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (totaling a net $6.7 million decrease). Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006, and were less than 10% in fiscal 2007.

Graphics Segment
     The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics, and menu board systems. These products are used in graphics displays and visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who desire that we become involved in the installation of either menu board systems, or interior or exterior graphics products.
     Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, interior or exterior menu board systems, exterior pre-sell menu boards, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past, say approximately every five to seven years versus ten to fifteen years in the past, in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share.
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
     The $23.3 million or 16.9% decrease in Graphics Segment net sales in fiscal 2008 is primarily the result of completion of programs for certain graphics customers or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($16.6 million decrease), two petroleum / convenience store customers ($8.0 million decrease), an LED billboard customer ($2.0 million decrease), reduced project sales to a customer involved in sports scoreboards and video screens ($5.6 million decrease), reduced sales to a telecommunications company ($2.2 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including sales related to an image conversion program in the petroleum / convenience store market ($6.1 million increase), and to a menu board conversion program for a quick serve restaurant retailer which was completed in fiscal 2008 ($10.1 million increase).
     The $53.4 million or 63.0% increase in Graphics Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase) and to a menu board conversion program for a quick serve restaurant retailer ($9.9 million increase) plus approximately $13.0 million increased LED video screen sales from LSI Saco Technologies, partially offset by completion of programs or reduction of net sales to other graphics customers.
Goodwill and Intangible Asset Impairment
     In fiscal 2008, we recorded a $28,929,000 non-cash impairment charge in the fourth quarter as follows: goodwill ($27,149,000) and certain intangible assets ($1,780,000). Charges totaling $27,832,000 were recorded in the Graphics Segment, and charges in the amount of $1,097,000 were recorded in the Lighting Segment. There was no similar impairment expense in fiscal 2007. The annual impairment test indicated there was a material impairment of goodwill and certain intangible assets in two of our reporting units within our Graphics Segment and one reporting unit in our Lighting Segment due to the combination of a decline in the market capitalization of the Company at June 30, 2008 and a decline in the estimated forecasted discounted cash flows which management attributes to a weaker economic cycle impacting certain of our customers, notably national retailers. Additionally and included in the amounts above, we determined that a certain trade name in our Lighting Segment was no longer going to be used in marketing efforts, and therefore a related intangible asset had no value as we more than ever before emphasize and rely upon the “LSI” brand name recognition in the lighting markets we serve.
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
Manufacturing and Operations
     We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. LED products and related software are engineered, designed and final-assembled by the Company, while much of the manufacturing has been performed by select qualified vendors. In fiscal 2007, we made all necessary preparations to begin manufacturing within the Company certain components for certain LED video screens and products. We are not dependent on any one supplier for any of our component parts.
     The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electrical components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our technology operation always makes products to order and ships shortly after assembly is complete. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment.
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
Competition
     We experience strong competition in all segments of our business, and in all markets served by our product lines. Although we have many competitors, some of which have greater financial and other resources, we do not compete with the same companies across our entire product and service offerings. We believe product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.
     We have several product and process patents which have been obtained in the normal course of business. In general, we do not believe that patent protection is critical to our business, however we do believe that patent protection is important for a few select products.

Additional Information
     Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $29.8 million and $30.7 million at June 30, 2008 and 2007, respectively. All orders are believed to be shippable within twelve months.
     We have approximately 1,360 full-time and 140 temporary employees as of June 30, 2008. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.
     We file reports with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC. LSI is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K.
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
The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.
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
     The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs, and corrugated cartons. Materials comprise the largest component of costs, representing nearly 60% and 53% of the cost of sales in 2008 and 2007, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.
We have a concentration of net sales to the petroleum / convenience store market, and any substantial change could have an adverse affect on our business.
     Approximately 28% of our net sales are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.
Difficulties with integrating acquisitions could adversely affect operating costs and expected benefits from those acquisitions.
     We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets through acquisitions. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability, and may result in higher acquisition prices. The success of these acquisitions we do make will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Therefore, we may not realize the degree or timing of the benefits anticipated when we first enter into a transaction.

If acquisitions are made in the future and goodwill and intangible assets are recorded on the balance sheet, circumstances could arise in which the goodwill and intangible assets could become impaired and therefore would be written off.
     We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets through acquisitions. Most likely, both goodwill and intangible assets would be recorded on the balance sheet at the time an acquisition is made. If there were to be a decline in our market capitalization and a decline in estimated forecasted discounted cash flows, there could be an impairment of the goodwill and intangible assets. A non-cash impairment charge could be material to the net income of the reporting period in which it is recorded.
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
The costs of litigation and compliance with environmental regulations, if significantly increased, could have an adverse affect on our operating profits.
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
Uncertainties inherent in certain tax and accounting matters could adversely affect our operating results.
The discussion of goodwill impairment and tax-related matters in Note 6 to our consolidated financial statements beginning on page F-32 is incorporated by reference.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company has thirteen facilities:

	Description	Size	Location	Status
1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manu- facturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

	Description	Size	Location	Status
5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	58,000 sq. ft. (includes 5,000 sq. ft. of office space and 38,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned* and Leased

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

13)	LSI Saco Technologies office and manufacturing	32,000 sq. ft. (includes 9,000 sq. ft. of office space)	Montreal, Canada	Leased

*	The land at this facility is leased.
The Company considers these facilities (total of 1,421,000 square feet) adequate for its current level of operations.
ITEM 3. LEGAL PROCEEDINGS
Beginning in October 2000, the Company has been involved in a civil action against ImagePoint, Inc. (formerly PlastiLine, Inc.) and Marketing Displays, Inc. (“MDI”) in the United States District Court for the Eastern District of Kentucky. As disclosed in our previous filings, the Company is seeking a judgment that certain patents owned by MDI and licensed to ImagePoint that are directed to adjustable menu boards are invalid and/or not infringed by menu boards manufactured and sold by the Company. MDI and ImagePoint claim that LSI infringed upon and violated their patents related to menu board systems. The Company received a favorable summary judgment indicating the menu boards manufactured and sold by the Company did not infringe upon certain patents owned by MDI and licensed to ImagePoint that are directed to adjustable menu boards. The plaintiffs appealed and in March 2008 the summary judgment decision was vacated by the Appeals Court and the lawsuit was remanded back to the lower court for additional consideration. Pursuant to settlement discussions initiated by the plaintiffs, the Company made an offer of $2.8 million in the first quarter of fiscal 2009 to settle this matter. The plaintiffs have not yet responded to this settlement offer. If settlement is not reached, the lawsuit will continue.
The Company has not had any tax penalties assessed by the Internal Revenue Service related to tax shelters that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None in the fourth quarter.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Common share information appears in Note 17 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-42 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-44 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s policy with respect to dividends, as revised by the Board of Directors in August 2007, is to pay a quarterly cash dividend representing a payout ratio of between 50% and 70% of the then current fiscal year net income forecast. Accordingly, the Board of Directors established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2009 consistent with the above dividend policy. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995.

At August 18, 2008, there were 419 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/08 to 4/30/08	2,222	$12.75	2,222	(1)
5/1/08 to 5/31/08	531	$10.78	531	(1)
6/1/08 to 6/30/08	—	—	—	(1)
Total	2,753	$12.37	2,753	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.
The following graph compares the cumulative total shareholder return on the Company’s Common Shares during the five fiscal years ended June 30, 2008 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2003 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LSI Industries Inc., The NASDAQ Composite Index
And The Dow Jones US Electrical Components & Equipment Index
$100 invested on 6/30/03 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.
  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page F-44 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages F-1 through F-11 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Raw Material Price Risk
     The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No significant supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2008, the raw material component of cost of goods sold subject to price risk was approximately $135 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to the rising material prices, the Company’s Lighting Segment announced price increases ranging from 3% to 6%, depending on the product, effective with August 2006 orders. Because of continued raw material cost increases, the Company announced additional selected price increases ranging from 5% to 12% effective with August 2008 orders. The Company’s Graphics Segments generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.
Foreign Currency Translation Risk
     As a result of the Company’s June 26, 2006 acquisition of SACO Technologies, Inc. (headquartered in Montreal, Canada), the Company became exposed to fluctuations in foreign currency exchange rates in the operation of its Canadian business. However, a substantial amount of SACO’s business is conducted in U.S. dollars, therefore, any potential risk is deemed immaterial.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Begins
Index to Financial Statements		on Page

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008, 2007, and 2006		F-19
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006		F-20
Notes to Consolidated Financial Statements		F-21

Financial Statement Schedules:

II -	Valuation and Qualifying Accounts for the years ended June 30, 2008, 2007, and 2006	F-45
Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found beginning on page F-42 in NOTE 17 of the accompanying consolidated financial statements.

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
As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our principal executive and principal financial officers regarding the design and effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including the principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control
There were no changes in LSI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, LSI’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-12 of the accompanying consolidated financial statements.

ITEM 9B.    OTHER INFORMATION
     None.
PART III
ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 20, 2008, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 20, 2008, as filed with the Commission pursuant to Regulation 14A.
     The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the LSI Industries Inc. 1995 Directors’ Stock Option Plan and the 2003 Equity Compensation Plan) as of June 30, 2008.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities to	(b)	under equity
	be issued upon	Weighted average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in column
Plan category	rights	warrants and rights	(a))
Equity compensation plans approved by security holders	1,197,482	$14.44	1,253,040
Equity compensation plans not approved by security holders	—	—	—
Total	1,197,482	$14.44	1,253,040
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.
(2)	Consolidated Financial Statement Schedules Appear as part of Item 8 of this Form 10-K.
(3)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated as of June 26, 2006 among LSI Industries Inc. (“LSI” or the “Registrant”), Jalbout Holdings Inc., 3970957 Canada, Inc., Saco Technologies Inc., 4349466 Canada Inc., Fred Jalbout and Bassam Jalbout filed as Exhibit 2.1 to LSI’s Form 8-K filed June 29, 2006.

3.1	Articles of Incorporation of LSI filed as Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.2	Code of Regulations of LSI filed as Exhibit 3.2 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.3	Amendment to Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 10-Q for the quarter ended December 31, 2004.

10.1	Credit Agreement by and among LSI as the Borrower, the banks party thereto as the lenders thereunder, PNC Bank National Association as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001 filed as Exhibit 4 to LSI’s Form 10-K for the fiscal year ended June 30, 2001.

10.2	Amendment to Credit Agreement (Dated June 26, 2006) filed as Exhibit 10.5 to LSI’s Form 8-K filed June 29, 2006.

10.3	Amendment No. 6 to Credit Agreement dated January 12, 2007 among the Registrant, PNC Bank, National Association, in its capacity as Lender and The Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed January 17, 2007.

10.4	Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor, filed as Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007.

10.5	Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant filed as Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007.

10.6	Amendment to Credit Agreement (Dated March 14, 2008) filed as Exhibit 10.1 to LSI’s Form 8-K filed March 14, 2008.

10.7	First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007.

10.8*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999) filed as Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended September 30, 1999.

10.9*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

Exhibit No.	Exhibit Description

10.10*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.11*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through January 25, 2006) filed as Exhibit 10.2 to LSI’s Form 8-K filed January 5, 2006.

10.12*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

10.13*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of September 9, 2005) filed as Exhibit 10.1 to LSI’s Form 8-K filed October 18, 2005.

10.14*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.15*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

10.16*	LSI Industries Inc. 2006 Corporate Officer Incentive Compensation Plan filed as Exhibit 10.1 to LSI’s Form 8-K filed January 26, 2006.

10.17	Escrow Agreement dated as of June 26, 2006 among LSI Industries Inc., Saco Technologies Inc., and The Bank of New York Trust Company, N.A. filed as Exhibit 10.1 to LSI’s Form 8-K filed June 29, 2006.

10.18	Registration Rights Agreement dated as of June 26, 2006 by and between LSI Industries Inc. and Saco Technologies Inc. filed as Exhibit 10.2 to LSI’s Form 8-K filed June 29, 2006.

10.19*	Employment Agreement dated as of June 26, 2006 by and between 4349466 Canada Inc. and Fred Jalbout filed as Exhibit 10.3 to LSI’s Form 8-K filed June 29, 2006.

10.20	Lease Agreement between 3970957 Canada, Inc. and 4349466 Canada Inc. filed as Exhibit 10.4 to LSI’s Form 8-K filed June 29, 2006.

14	Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

Exhibit No.	Exhibit Description

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements
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
LSI INDUSTRIES INC.

September 15, 2008	BY:	/s/ Robert J. Ready

Date		Robert J. Ready
Chairman of the Board and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready	Chairman of the Board, Chief Executive

Robert J. Ready	Officer, and President
Date: September 15, 2008	(Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and

Ronald S. Stowell	Treasurer
Date: September 15, 2008	(Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director

Gary P. Kreider
Date: September 15, 2008

/s/ Dennis B. Meyer	Director

Dennis B. Meyer
Date: September 15, 2008

/s/ Wilfred T. O’Gara	Director

Wilfred T. O’Gara
Date: September 15, 2008

/s/ Mark A. Serrianne	Director

Mark A. Serrianne
Date: September 15, 2008

/s/ James P. Sferra	Secretary; Executive Vice President

James P. Sferra	- Manufacturing; and Director
Date: September 15, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Sales by Business Segment
     (In thousands)

	2008	2007	2006
Lighting Segment	$190,590	$199,427	$195,810

Graphics Segment	114,696	138,026	84,660

	$305,286	$337,453	$280,470

The Company’s “forward looking statements” as presented earlier in this Annual Report in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations. The operating results of LSI Saco Technologies have been included only for five days in fiscal 2006 ($1.2 million of net sales), the year in which it was acquired.
Results of Operations
2008 Compared to 2007
     Net sales of $305,286,000 in fiscal 2008 decreased 9.5% from fiscal 2007 net sales of $337,453,000. Lighting Segment net sales decreased 4.4% to $190,590,000 and Graphics Segment net sales decreased 16.9% to $114,696,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 28% and 26% of net sales in fiscal years 2008 and 2007, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 2% from last year to $84,897,000 as Graphics sales to this market increased (3%) and Lighting sales decreased (9%). The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline. See Note 3 to these financial statements on Major Customer Concentrations.
     The $8.8 million or 4.4% decrease in Lighting Segment net sales is primarily the net result of a $9.8 million or 9.8% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $17.1 million decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $14.9 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).
     The $23.3 million or 16.9% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($16.6 million decrease), two petroleum / convenience store customers ($8.0 million decrease), an LED billboard customer ($2.0 million decrease), reduced project sales to a customer involved in sports scoreboards and video screens ($5.6 million decrease), reduced sales to a telecommunications company ($2.2 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including sales related to an image conversion program in the petroleum / convenience store market ($6.1 million increase), and to a menu board conversion program for a quick serve restaurant retailer which was completed in fiscal 2008 ($10.1 million increase).
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
     Gross profit of $80,427,000 in fiscal 2008 decreased 10% from last year, and decreased from 26.4% to 26.3% as a percentage of net sales. The decrease in amount of gross profit is primarily due to decreased Graphics net sales and margins, both product and installation, partially offset by increased gross profit from reduced lighting net sales. The following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures, increased cost of materials, decreased direct labor reflective of less sales volume, an unfavorable $1.0 million net realizable value reserve and refurbishment reserve recorded on some Graphics segment inventory, and other manufacturing expenses in support of production requirements ($0.7 million of decreased wage, compensation and benefits costs; $0.5 million of decreased outside services; $0.3 million decreased lease and rental expense; $0.3 million decreased repairs and maintenance; $0.2 million decreased supplies; and $0.1 million decreased utilities and property taxes).
     Selling and administrative expenses of $60,642,000 in fiscal year 2008 increased $3.4 million, and increased to 19.9% as a percentage of net sales from 17.0% last year. Employee compensation and benefits expense increased $0.4 million in fiscal 2008 as compared to last year. Other changes of expense between years include increased sales commission expense ($2.0 million), increased research & development expense ($1.5 million, primarily associated with research and development spending related to solid-state LED technology), increased outside services ($1.0 million), decreased legal expenses ($0.8 million), reduced customer rebates and accommodations ($0.4 million), increased warranty expense ($0.3 million), decreased bad debt expense ($0.3 million), decreased depreciation expense ($0.3 million), and increased repairs and maintenance ($0.1 million).
     The Company recorded a $2.8 million expense in fiscal 2008 related to the Company’s offer to settle in a menu board patent litigation. Even though the offer to settle this matter was made in the first quarter of fiscal 2009, as a type one subsequent event, the $2.8 million charge is required to be recorded in fiscal 2008. While the Company believes its menu board designs did not infringe upon the plaintiffs’ patents, management believes it is in the best interests of the Company to achieve certainty in this matter, and therefore has extended a settlement offer. See Note 14 for further discussion. The Company had recorded a favorable reversal of a $0.6 million loss contingency reserve in fiscal 2007 related to this same menu board patent litigation following a favorable summary judgment decision in the lower court.
     In fiscal 2008, the Company recorded a $28,929,000 estimated non-cash impairment charge in the fourth quarter as follows: goodwill ($27,149,000) and certain intangible assets ($1,780,000). Charges totaling $27,832,000 were recorded in the Graphics Segment, and charges in the amount of $1,097,000 were recorded in the Lighting Segment. There was no similar impairment expense in fiscal 2007. Step one of the annual impairment test indicated there was a material impairment of goodwill and certain intangible assets in two of the Company’s reporting units within its Graphics Segment and one reporting unit in its Lighting Segment due to the combination of a decline in the market capitalization of the Company at June 30, 2008 and a decline in the estimated forecasted discounted cash flows expected by the Company which management attributes to a weaker economic cycle impacting certain of the Company’s customers, notably national retailers. Because step two of the goodwill impairment testing is not complete, an estimate of the impairment charge was recorded as of June 30, 2008. It is anticipated that the impairment testing will be complete by the first quarter of fiscal 2009 at which time any adjustments to the estimate will be recorded. Additionally and included in the amounts above, the Company determined that a certain trade name in its Lighting Segment was no longer going to be used in marketing efforts, and therefore a related intangible asset had no value as the Company more than ever before emphasizes and relies upon its “LSI” brand name recognition in the lighting markets it serves.
     The Company reported net interest income of $279,000 in fiscal 2008 as compared to net interest expense of $823,000 last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was in a borrowing position the first nine and one-half months of fiscal 2007.
     The effective tax rate in fiscal 2007 was 34.5%, resulting in an income tax expense of $10,938,000. Income tax expense in fiscal 2008 was $3,116,000, which is reflective of income tax expense on the reduced normal operating results, $1.8 million of valuation reserves on the Company’s Canadian net operating loss tax benefit and on Canadian tax credits, and the tax credit provision recorded on the impairment charges (goodwill and intangible assets), some of which is not deductible for tax purposes. The Company expects an effective income tax rate in fiscal 2009 of approximately 37.5%.
     The Company reported a net loss of $11,981,000 in fiscal 2008 as compared to net income of $20,789,000 last year. The decrease is primarily the result of decreased gross profit on decreased net sales, a non-cash goodwill and intangible asset impairment charge in fiscal 2008, increased operating expenses, all partially offset by decreased income tax expense and net interest income as compared to net interest expense last year. Diluted loss per share was $0.55 in fiscal 2008, as compared to diluted earnings per share of $0.95 last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2008 were 21,764,000 shares as compared to 21,924,000 shares last year.
2007 Compared to 2006
     Net sales of $337,453,000 in fiscal 2007 increased 20.3% from fiscal 2006 net sales of $280,470,000. Lighting Segment net sales increased 1.8% to $199,427,000 and Graphics Segment net sales increased 63.0% to $138,026,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 26% and 25% of net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 24% from last year to $87,370,000 as Graphics sales to this market increased significantly and Lighting sales decreased. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through acquisitions) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.
     The $3.6 million increase in Lighting Segment net sales is primarily the result of an $8.1 million or 9.1% increase in commissioned net sales to the commercial and industrial lighting market plus approximately $2.9 million increased LED lighting sales from LSI Saco Technologies, partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (totaling a net $6.7 million decrease). The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.
     The $53.4 million or 63.0% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase) and to a menu board conversion program for a quick serve restaurant retailer ($9.9 million increase) plus approximately $13.0 million increased LED video screen sales from LSI Saco Technologies, partially offset by completion of programs or reduction of net sales from other graphics customers.
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
     Gross profit of $89,179,000 in fiscal 2007 increased 25% from last year, and increased as a percentage of net sales to 26.4% as compared to 25.5% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics Segment. The increase in amount of gross profit is due primarily to the net effects of the 20% increase in net sales (made up of a 1.8% increase in the Lighting Segment and a 63.0% increase in the Graphics Segment), and increased margins on installation revenue. While the Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit, the following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures, and other manufacturing expenses in support of increased production requirements ($2.5 million of increased wage, compensation and benefits costs; $0.6 million of increased outside services; $0.4 million of increased factory supplies; $0.3 million of increased rent expense; $0.3 million increased repairs and maintenance; $0.3 million increased depreciation expense; $0.4 million decreased utilities and property taxes).
     Selling and administrative expenses of $57,219,000 in fiscal year 2007 increased $7.3 million, but decreased to 17.0% as a percentage of net sales from 17.8% last year. Employee compensation and benefits expense increased $1.7 million in fiscal 2007 as compared to last year, partially as a result of the addition of LSI Saco Technologies as well as increases in the rest of the Company. Other changes of expense between years include increased expense related to amortization of intangible assets ($1.8 million, primarily associated with the intangible assets related to LSI Saco Technologies), increased research & development expense ($1.3 million, primarily associated with research and development spending related to LSI Saco Technologies), increased customer accommodations ($0.8 million), increased bad debt expense ($0.3 million), increased depreciation expense ($0.1 million), increased product warranty expense ($0.3 million), increased legal expenses ($0.2 million) and increased sales commissions ($0.2 million). These increases were partially offset by reduced use of outside services ($0.4 million). Additionally, the Company reversed a lost contingency reserve related to a menu board patent litigation ($0.6 million) in fiscal 2007 with no similar item in the prior year.

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
     At June 30, 2008 the Company had working capital of $74.6 million, compared to $68.4 million at June 30, 2007. The ratio of current assets to current liabilities was 3.60 to 1 as compared to a ratio of 2.24 to 1 at June 30, 2007. The $6.2 million increase in working capital from June 30, 2007 to June 30, 2008 was primarily related to decreased accrued expenses and customer prepayments ($5.3 million and $16.7 million, respectively), increased inventories ($0.8 million), increased refundable income taxes ($1.5 million), decreased accounts payable ($4.4 million), partially offset by decreased accounts receivable ($16.9 million), decreased cash and short-term investments ($3.7 million), and decreased other current assets ($1.7 million).
     The Company generated $12.7 million of cash from operating activities in fiscal 2008 as compared to a generation of $37.0 million last year. The $24.3 million decrease in net cash flows from operating activities in fiscal 2008 is primarily the net result of less net income ($32.8 million unfavorable), a fiscal 2008 non-cash impairment charge ($28.9 million favorable), a decrease rather than an increase in accounts receivable (favorable change of $21.5 million), a reduction rather than an increase in customer prepayments (unfavorable change of $30.7 million), a charge directly to retained earnings for a reserve for uncertain income tax positions (unfavorable $2.6 million), a larger increase in refundable income taxes (an unfavorable change of $1.2 million), a reduction rather than increase in the allowance for doubtful accounts (unfavorable change of $0.4 million), a smaller increase in inventories (favorable change of $3.7 million), a larger decrease in accounts payable and accrued expenses (unfavorable change of $5.0 million), an increase rather than a decrease in deferred income tax assets (unfavorable change of $5.7 million), decreased depreciation and amortization (unfavorable $0.2 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.1 million), increased stock option expense (favorable $0.5 million), less of a loss disposal of fixed assets (unfavorable $0.2 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.

     Net accounts receivable were $38.9 million and $55.8 million at June 30, 2008 and June 30, 2007, respectively. The decrease of $17.1 million in gross receivables is primarily due to a larger amount of net sales in the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2008, offset by increased DSO (Days’ Sales Outstanding). The DSO increased from 48 days at June 30, 2007 to 54 days at June 30, 2008, with the increased DSO primarily in the Graphics Segment. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
     Inventories at June 30, 2008 increased $0.8 million from June 30, 2007 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $0.6 million (some of this inventory supports certain graphics programs) and the Graphics Segment of approximately $0.2 million since June 30, 2007. The $4.4 million decrease in accounts payable from June 30, 2007 to June 30, 2008 is primarily related to flow of materials in support of anticipated sales and production volume.
     Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of August 19, 2008. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2011 and a $20 million credit facility expiring in the third quarter of fiscal 2009. Additionally, the Company has a separate $7 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of August 19, 2008 $5.6 of this line of credit is available. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2009 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
     The Company generated $4.3 million of cash related to investing activities in fiscal 2008 as compared to a use of $10.3 million last year. The primary change between years relates to the fiscal 2007 purchase of $8.0 million of short-term investments and subsequent divestiture in fiscal 2008 ($16.0 million favorable change), decreased purchase of fixed assets ($2.2 million favorable), and decreased proceeds from the sale of fixed assets ($3.8 million unfavorable, primarily as two significant rental LED video screens in the Graphics Segment were sold in fiscal 2007). Capital expenditures of $3.7 million in fiscal 2008 compared to $6.0 million last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2009 capital expenditures to approximate $5 million, exclusive of business acquisitions.
Contractual Obligations as of June 30, 2008

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	6,620	1,777	2,702	1,983	158
Purchase Obligations	15,926	15,894	32	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$22,546	$17,671	$2,734	$1,983	$158

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

     On August 20, 2008 the Board of Directors declared a regular quarterly cash dividend of $0.15 per share (approximately $3,238,000) payable September 9, 2008 to shareholders of record on September 2, 2008. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2009 consistent with the above dividend policy.
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
Revenue Recognition
     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer prepayments and are included in accrued expenses. Revenue is recognized in accordance with EITF 00-21 or AICPA Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as appropriate.
     The Company has four sources of revenue: revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; and revenue from shipping and handling. Product revenue is recognized on product-only orders at the time of shipment. Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed. In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed. Other than normal product warranties or the possibility of installation or post-shipment service and maintenance of certain solid state LED video screens or billboards, the Company has no post-

shipment responsibilities. Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties. Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer. With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process. Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms defined in each individual service agreement and in accordance with generally accepted accounting principals. Shipping and handling revenue coincides with the recognition of revenue from sale of the product.
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
     As of June 30, 2008 the Company has recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $960,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. Additionally, as of June 30, 2008 the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,819,000. In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized. Accordingly, full valuation reserves of $1,819,000 were recorded in the fourth quarter of fiscal 2008.
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
     During fiscal 2008, the Company recorded net increases related to reserves for uncertain tax positions to bring the June 30, 2008 liability to $3,225,000 as more fully discussed in Note 12 to these financial statements. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statement of

Operations. While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.
Equity Compensation
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.
Asset Impairment
     Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. The Company has completed step one of its annual analysis and test for impairment of goodwill and other intangible assets, and as a result, it was determined that certain goodwill and other intangible assets were impaired. As a result, a $28,183,000 estimated impairment charge was recorded as of June 30, 2008. This amount may increase or decrease upon completion of step two of the impairment test. Also see Note 6. There were no impairment charges related to goodwill and other intangible assets recorded by the Company during fiscal 2007 or 2006.
     Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. As a result of the fiscal year 2008 review of long lived assets and definite-lived intangible assets in connection with SFAS No. 144, it was determined that a certain trade name within the Lighting Segment was deemed fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during fiscal year 2007 or 2006.

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
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the disclosure impact of adopting SFAS No. 157.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and does not expect any impact on its consolidated results of operations, cash flows or financial position.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Management of LSI Industries Inc. is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2008, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2008. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated September 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2008

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2008, 2007, and 2006
(In thousands, except per share)

	2008	2007	2006
Net sales	$305,286	$337,453	$280,470

Cost of products and services sold	224,859	248,274	209,057

Gross profit	80,427	89,179	71,413

Selling and administrative expenses	60,642	57,219	49,898

Loss contingency (see Note 14)	2,800	(590)	—

Goodwill and intangible asset impairment	28,929	—	—

Operating income (loss)	(11,944)	32,550	21,515

Interest (income)	(360)	(139)	(550)

Interest expense	81	962	78

Income (loss) before income taxes	(11,665)	31,727	21,987

Income tax expense	2,057	10,938	7,544

Net income (loss)	$(13,722)	$20,789	$14,443

Earnings (loss) per common share (see Note 4)

Basic	$(0.63)	$0.96	$0.72

Diluted	$(0.63)	$0.95	$0.71

Weighted average common shares outstanding

Basic	21,764	21,676	20,194

Diluted	21,764	21,924	20,429

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007
(In thousands, except shares)

	2008	2007
ASSETS

Current Assets

Cash and cash equivalents	$6,992	$2,731

Short-term investments	—	8,000

Accounts receivable, less allowance for doubtful accounts of $585 and $822, respectively	38,857	55,750

Inventories	50,509	49,731

Refundable income taxes	1,834	364

Other current assets	6,111	6,782

Total current assets	104,303	123,358

Property, Plant and Equipment, at cost
Land	6,190	6,180
Buildings	33,344	32,920
Machinery and equipment	62,473	59,515
Construction in progress	125	2,232

	102,132	100,847
Less accumulated depreciation	(57,378)	(53,289)

Net property, plant and equipment	44,754	47,558

Goodwill, net	15,051	42,200

Other Intangible Assets, net	15,060	19,166

Other Assets, net	4,372	1,330

Total assets	$183,540	$233,612

The accompanying notes are an integral part of these financial statements.

	2008	2007
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,452	$19,834
Accrued expenses	15,988	35,127

Total current liabilities	31,440	54,961

Deferred Income Taxes	—	2,175

Other Long-Term Liabilities	3,584	415

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,585,390 and 21,493,327 shares, respectively	81,665	79,326
Retained earnings	66,851	96,735

Total shareholders’ equity	148,516	176,061

Total liabilities & shareholders’ equity	$183,540	$233,612

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2008, 2007, and 2006
(In thousands, except per share)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total
Balance at June 30, 2005	19,870	$54,405	$83,635	$138,040
Net income	—	—	14,443	14,443
Stock compensation awards	2	41	—	41
Purchase of treasury shares, net	(2)	(111)	—	(111)
Deferred stock compensation	—	903	—	903
Stock option expense	—	428	—	428
Stock options exercised, net	173	2,039	—	2,039
Common shares issued for acquisition	1,419	20,382	—	20,382
Dividends — $0.56 per share	—	—	(11,180)	(11,180)

Balance at June 30, 2006	21,462	78,087	86,898	164,985
Net income	—	—	20,789	20,789
Stock compensation awards	3	44	—	44
Purchase of treasury shares, net	(16)	(292)	—	(292)
Deferred stock compensation	—	229	—	229
Stock option expense	—	721	—	721
Stock options exercised, net	44	537	—	537
Dividends — $0.51 per share	—	—	(10,952)	(10,952)

Balance at June 30, 2007	21,493	79,326	96,735	176,061
Net (loss)	—	—	(13,722)	(13,722)
Adoption of FIN 48 — reserve for uncertain tax positions	—	—	(2,582)	(2,582)
Stock compensation awards	2	44	—	44
Purchase of treasury shares, net	(7)	(177)	—	(177)
Deferred stock compensation	—	150	—	150
Stock option expense	—	1,246	—	1,246
Stock options exercised, net	97	1,076	—	1,076
Dividends — $0.63 per share	—	—	(13,580)	(13,580)

Balance at June 30, 2008	21,585	$81,665	$66,851	$148,516

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006
Cash Flows From Operating Activities

Net income (loss)	$(13,722)	$20,789	$14,443

Non-cash items included in net income (loss)
Depreciation and amortization	8,789	9,002	6,773
Goodwill and intangible asset impairment	28,929	—	—
Deferred income taxes	(6,204)	545	569
Deferred compensation plan	150	229	903
Stock option expense	1,246	721	428
Issuance of common shares as compensation	44	44	41
(Gain) loss on disposition of fixed assets	59	245	(47)
Allowance for doubtful accounts	(237)	166	(460)
Inventory obsolescence reserve	(32)	22	21

Change (excluding effects of acquisitions) in
Accounts receivable, gross	17,130	(4,359)	867
Inventories, gross	(746)	(4,408)	(1,976)
Refundable income taxes	(1,470)	(225)	(139)
Accounts payable	(4,382)	(3,140)	4,901
Accrued expenses and other	(2,358)	3,281	(8,865)
Reserve for uncertain tax positions charged against retained earnings	(2,582)	—	—
Customer prepayments	(16,670)	14,052	4,168

Net cash flows from operating activities	12,660	36,964	21,627

Cash Flows From Investing Activities

Purchases of property, plant, and equipment	(3,723)	(5,960)	(3,754)
Proceeds from sale of fixed assets	5	3,846	116
Purchases of short-term investments	—	(8,000)	(9,000)
Proceeds from sale of short-term investments	8,000	—	9,000
Acquisition of a business, net of cash received	—	(141)	(22,043)

Net cash flows from (used in) investing activities	4,282	(10,255)	(25,681)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	958	9,881	16,528
Payment of long-term debt	(958)	(26,474)	(7,110)
Cash dividends paid	(13,580)	(10,952)	(11,180)
Exercise of stock options	1,076	537	2,039
Issuance of treasury shares	85	15	262
Purchase of treasury shares	(262)	(307)	(373)

Net cash flows from (used in) financing activities	(12,681)	(27,300)	166

Increase (decrease) in cash and cash equivalents	4,261	(591)	(3,888)

Cash and cash equivalents at beginning of year	2,731	3,322	7,210

Cash and cash equivalents at end of year	$6,992	$2,731	$3,322

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
Revenue Recognition:
The Company recognizes revenue in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses. Revenue is recognized in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” or AICPA Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as appropriate.
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
The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	6/30/08	6/30/07
Accounts receivable	$39,442	$56,572
less Allowance for doubtful accounts	(585)	(822)

Accounts receivable, net	$38,857	$55,750

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
Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments for certain periods of time during fiscal years 2006 to 2008.
Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2008 and 2007 the bank balances included $3,376,000 and $2,421,000, respectively, in excess of FDIC insurance limits.
Inventories:
Inventories are stated at the lower of cost or market, with appropriate reserves recorded for obsolete inventory. Cost is determined on the first-in, first-out basis.

Property, Plant and Equipment and Related Depreciation:
Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	31 — 40 years
Machinery and equipment	3 — 10 years
Computer software	3 — 8 years
Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease. The Company recorded $6,463,000, $6,674,000, and $6,294,000 of depreciation expense in the years ended June 30, 2008, 2007 and 2006, respectively.
Intangible Assets:
Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company’s balance sheet and the definite-lived intangible assets are being amortized to expense on a straight line basis over periods ranging between two and forty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment.
Fair Value of Financial Instruments:
The Company customarily has financial instruments consisting primarily of cash and cash equivalents and short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended June 30 were as follows:

(In thousands)	2008	2007
Balance at beginning of the year	$314	$378
Additions charged to expense	1,141	1,172
Deductions for repairs and replacements	(1,198)	(1,236)

Balance at end of the year	$257	$314

Contingencies:
The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity. See also Note 14.
Employee Benefit Plans:
The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,197,000 in 2008, $2,064,000 in 2007, and $2,127,000 in 2006. Additionally, non-cash expenses of $573,000 were recorded in fiscal 2006 in accordance with variable accounting procedures related to the deferred compensation plan.
Research and Development Costs:
Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. Research and development costs incurred total $4,111,000 for fiscal 2008, $2,592,000 for fiscal 2007 and $1,304,000 for fiscal 2006.
Advertising Expense:
The Company recorded $530,000, $556,000 and $509,000 of advertising expense in 2008, 2007 and 2006, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.
Income Taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) and Financial Accounting Standards Board Interpretation No. 48 (FIN 48); accordingly, deferred income tax assets and liabilities are determined based upon the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 12.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 210,000 shares in 2008, 448,000 shares in 2007 and 431,000 shares in 2006. See also Note 4.
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
The Company recorded $228,500 in fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $221,300. The Company recorded $115,200 in fiscal 2007 as a reduction of federal income taxes payable, $104,950 as an increase in common stock, and $10,250 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $104,950. The Company recorded $433,400 in fiscal 2006 as a reduction of federal income taxes payable, $425,300 as an increase in common stock, and $8,100 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $425,300. See further discussion in Note 10.
New Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information, see Note 8 to the Consolidated Financial Statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The

Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the disclosure impact of adopting SFAS No. 157.
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
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and does not expect any impact on its consolidated results of operations, cash flows or financial position.
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
Reclassifications:
Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year. The Company has revised its business segment reporting in these financial statements to now report two business segments (Lighting and Graphics), rather than three segments as had previously been reported in the prior two fiscal years. See further discussion in Note 2.
Additionally in Note 2, the disclosure for the fiscal years ending June 30, 2007 and 2006 was revised to eliminate intangible assets and goodwill from the disclosure on long-lived assets in order to be consistent with current year disclosure. A new line item titled “loss contingency” was added to the statement of operations to report a settlement on a menu board patent litigation, thereby requiring a break out of a related item in fiscal 2007 and fiscal 2005.
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
The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting. These operations have been integrated and have similar economic characteristics. LSI Marcole, which produces wire harnesses used in the Company’s lighting products and also manufactures electric wiring used by appliance manufacturers in commercial and industrial markets, has been aggregated into the Lighting Segment based on management’s plans to continue to integrate its Lighting operations by increasing its intercompany volume.
The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, menu board systems, solid state LED digital advertising billboards, and solid state LED digital sports and entertainment video screens. These products are used in visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics and meet the other requirements outlined in paragraph 17 of SFAS No. 131. The Graphics Segment also includes LSI Images, which manufactures three-dimensional menu board systems, LSI Adapt, which provides customers with surveying, permitting, engineering and installation services related to products of the Graphics Segment, the solid-state LED billboards and sports video boards, and the Smartvision video screens for the entertainment market.
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
The Company recorded an estimated impairment of goodwill and certain intangible assets in fiscal 2008 in the amount of $28,929,000. These non-cash charges are included in the Graphics Segment in the amount of $27,832,000 and in the Lighting Segment in the amount of $1,097,000. See further discussion in Note 6. The Company also recorded an expense of $2,800,000 in fiscal 2008 for a loss contingency in the Graphics Segment related to a menu board patent litigation. See Note 14.
Summarized financial information for the Company’s reportable business segments is provided for the following periods:

(In thousands)	2008	2007	2006
Net sales:
Lighting Segment	$190,590	$199,427	$195,810
Graphics Segment	114,696	138,026	84,660

	$305,286	$337,453	$280,470

Operating income (loss):
Lighting Segment	$9,593	$13,948	$13,637
Graphics Segment	(21,537)	18,602	7,878

	$(11,944)	$32,550	$21,515

Capital expenditures:
Lighting Segment	$2,360	$4,241	$2,262
Graphics Segment	1,363	1,719	1,492

	$3,723	$5,960	$3,754

(In thousands)	2008	2007	2006
Depreciation and amortization:
Lighting Segment	$5,606	$5,501	$5,120
Graphics Segment	3,183	3,501	1,653

	$8,789	$9,002	$6,773

	June 30,	June 30,	June 30,
	2008	2007	2006
Identifiable assets:
Lighting Segment	$107,627	$112,266	$115,372
Graphics Segment	55,529	97,507	104,791

	163,156	209,773	220,163
Corporate	20,384	23,839	4,238

	$183,540	$233,612	$224,401

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2008	2007	2006
Lighting Segment net sales to the Graphics Segment	$4,461	$4,062	$3,439

Graphics Segment net sales to the Lighting Segment	$2,123	$1,926	$2,021
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
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2008	2007	2006
Net sales (a):
United States	$296,150	$320,321	$279,223
Canada	9,136	17,132	1,247

	$305,286	$337,453	$280,470

	June 30,	June 30,	June 30,
	2008	2007	2006
Long-lived assets (b):
United States	$48,228	$47,907	$49,885
Canada	898	981	3,875

	$49,126	$48,888	$53,760

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets includes property, plant and equipment, and other long term assets.

NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS
The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $30,443,000 or 11% of consolidated net sales in fiscal year 2006. There were no net sales to major customers in fiscal years 2008 or 2007 that represented a sales concentration. The Company had a concentration of receivables with 7-Eleven, Inc. totaling $7,668,000 or about 14% of total net accounts receivable as of June 30, 2007. There was no concentration of receivables as of June 30, 2008 or 2006.
NOTE 4 — EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2008	2007	2006
BASIC EARNINGS PER SHARE

Net income (loss)	$(13,722)	$20,789	$14,443

Weighted average shares outstanding during the period, net of treasury shares (a)	21,554	21,476	19,998
Weighted average shares outstanding in the Deferred Compensation Plan during the period	210	200	196

Weighted average shares outstanding	21,764	21,676	20,194

Basic earnings (loss) per share	$(0.63)	$0.96	$0.72

DILUTED EARNINGS PER SHARE

Net income (loss)	$(13,722)	$20,789	$14,443

Weighted average shares outstanding

Basic	21,764	21,676	20,194

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	248	235

Weighted average shares outstanding (c)	21,764	21,924	20,429

Diluted earnings (loss) per share	$(0.63)	$0.95	$0.71

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 563,467 common shares, 206,261 common shares and 3,748 common shares at June 30, 2008, 2007, and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.
NOTE 5 — BALANCE SHEET DATA
The following information is provided as of June 30:

(In thousands)	2008	2007
Inventories:
Raw materials	$25,150	$23,111
Work-in-process	7,955	8,211
Finished goods	17,404	18,409

	$50,509	$49,731

Accrued Expenses:
Compensation and benefits	$7,060	$8,837
Customer prepayments	1,820	18,490
Accrued sales commissions	1,552	1,287
Accrued income taxes	—	1,726
Loss contingency	2,800	—
Other accrued expenses	2,756	4,787

	$15,988	$35,127

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with Statement of Financial Accounting Standard No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performs this test as of July 1st of each fiscal year and on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under SFAS No. 142, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.
The Company identified its reporting units in conjunction with its annual goodwill impairment testing. In connection with the realignment of its operating business segments (see Note 2), the Company allocated certain amounts of the goodwill and intangible assets that resulted from the LSI Saco Technologies acquisition to certain of its reporting units based upon the relative fair values of these reporting units. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing. These include operating results, forecasts, anticipated future cash flows and market place data, to name a few. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.
The Company is performing its annual goodwill impairment test as of July, 1 2008. For purposes of this test, the company determined that it had six reporting units of which four have goodwill. Based upon the Company’s preliminary analysis, it was determined that the goodwill associated with two reporting units, totaling $27,149,000, was fully impaired. It was also determined that other intangible assets associated with three reporting units was either fully or partially impaired. The total amount of impairment associated with other intangible assets was $1,780,000. Total impairment for both goodwill and other intangible assets was $28,929,000. The majority of impairment charges occurred within the Graphics Segment and totaled $27,832,000. The remaining impairment charge of $1,097,000 occurred within the Lighting Segment. The majority of the impairment charge in the Lighting Segment occurred as a result of the fiscal 2008 review of long-lived assets in connection with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” It was determined that a certain trade name was fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008 related to this trade name. The remaining impairment charge of $28,183,000 was primarily comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company. This impairment charge was recorded in fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the company’s stock price as of June 30, 2008. Because step two of the goodwill impairment testing is not complete, an estimate of the impairment charge was recorded as of June 30, 2008. It is anticipated that the impairment testing will be complete by the first quarter of fiscal 2009 at which time any adjustments to the estimate will be recorded. A similar analysis was performed in fiscal 2008 and 2007 as of July 1, 2007 and 2006, respectively, and there was no impairment of Goodwill.
The following table presents information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of June 30, 2008			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	$15,427	$376	$15,051	$44,585	$2,385	$42,200

Other Intangible Assets	$22,219	$7,159	$15,060	$24,173	$5,007	$19,166

Changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2008, by operating segment, are as follows:

	Lighting	Graphics
(In thousands)	Segment	Segment	Total
Balance as of June 30, 2006	$11,671	$48,131	$59,802

Acquisition	—	141	141

Reclassification to intangible assets	(351)	(17,392)	(17,743)

Balance as of June 30, 2007	11,320	30,880	42,200

Impairment	—	(27,149)	(27,149)

Balance as of June 30, 2008	$11,320	$3,731	$15,051

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets
Customer relationships	$7,472	$3,620	$7,472	$3,068
Trademarks and tradenames	3,559	—	5,513	151
Patents	110	52	110	45
LED Technology firmware, software	10,448	2,985	10,448	1,493
Non-compete agreements	630	502	630	250

	$22,219	$7,159	$24,173	$5,007

Aggregate amortization expense for other intangible assets was $2,326,000 in fiscal 2008, $2,328,000 in fiscal 2007 and $479,000 in fiscal 2006.
The Company expects to record amortization expense over each of the next five years as follows: 2009 through 2010 — $2,079,000; 2011 through 2012 — $2,080,000; 2013 — $1,817,000.
NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
The Company has an unsecured $50 million revolving line of credit with its bank group. As of June 30, 2008, all $50 million of this line of credit was available. A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2009. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2011. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company is in compliance with all of its loan covenants as of June 30, 2008.
The Company also established a $7 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2009. Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There have been only minimal borrowings against this line of credit during the year ended June 30, 2008.
NOTE 8 — RESERVE FOR UNCERTAIN TAX LIABILITIES
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of adoption, the Company recognized $2,582,000 in reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. At June 30, 2008, tax and interest, net of potential federal tax benefits, were $2,098,000 and $534,000, respectively, of the total reserves of $3,225,000. Additionally, penalties were $593,000 of the reserve at June 30, 2008. Of the $3,225,000 reserve for uncertain tax positions, $2,632,000 would have an unfavorable impact on the effective tax rate if recognized.
The Company recognized $385,000 tax expense in fiscal 2008 related to the increase in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statement of Operations. While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.
The fiscal 2008 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)
Unrecognized tax reserve – July 1, 2007 Adoption	$2,449
Increases – tax positions in prior period	349
Decreases – tax positions in prior period	—
Increases – tax positions in current period	436
Decreases – tax positions in current period	—
Settlements and payments	(179)
Lapse of statute of limitations	(15)

Unrecognized tax reserve – June 30, 2008	$3,040

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2004. The Company is currently under audit by the Internal Revenue Service on its fiscal year 2006 Federal Income Tax Return.
NOTE 9 — CASH DIVIDENDS
The Company paid cash dividends of $13,580,000, $10,952,000, and $11,180,000 in fiscal years 2008, 2007, and 2006, respectively. In August 2008, the Company’s Board of Directors declared a $0.15 per share regular quarterly cash dividend (approximately $3,238,000) payable on September 9, 2008 to shareholders of record September 2, 2008.
NOTE 10 — EQUITY COMPENSATION
On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ended prior to July 1, 2005 have not been retroactively adjusted. Prior to July 1, 2005, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and recorded no compensation expense in the financial statements. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable. The number of shares reserved for issuance is 2,250,000, of which 1,253,040 shares were available for future grant or award as of June 30, 2008. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of June 30, 2008, a total of 1,197,482 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 615,482 options for common shares were vested and exercisable. The approximate unvested stock option expense as of June 30, 2008 that will be recorded as expense in future periods is $2,489,000. The weighted average time over which this expense will be recorded is approximately 22 months.
The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2008	2007	2006
Dividend yield	3.61%	2.97%	3.42%
Expected volatility	36%	39%	40%
Risk-free interest rate	4.3%	4.8%	5.1%
Expected life	4.3 yrs.	6.5 yrs.	6.5 yrs.
At June 30, 2008, the 328,200 options granted in fiscal 2008 to both employees and non-employee directors had exercise prices ranging from $12.58 to $19.76, fair values ranging from $3.07 to $6.61, and remaining contractual lives of between four years eight months and nine years two months.
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
The Company records stock option expense using a straight line Black-Scholes method with an estimated 4.2% forfeiture rate (revised in the second quarter of fiscal 2008 from the 10% forfeiture rate previously used). The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. The Company recorded $1,246,000, $721,000 and $428,000 of expense related to stock options in fiscal years 2008, 2007 and 2006, respectively. As of June 30, 2008, the Company expects that approximately 557,600 outstanding stock options having a weighted average exercise price of $14.44, no aggregate intrinsic value, and weighted average remaining contractual terms of 6.5 years will vest in the future.

Information related to all stock options for the years ended June 30, 2008, 2007 and 2006 is shown in the table below:

	Twelve Months Ended
	June 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	328,200	$19.74
Forfeitures	(9,500)	$16.81
Exercised	(105,006)	$9.52

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Exercisable at 6/30/08	615,482	$11.43	4.9 years	$—

	Twelve Months Ended
	June 30, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/06	783,957	$10.32		$5,232,500

Granted	250,700	$17.54
Forfeitures	(4,750)	$11.57
Exercised	(46,119)	$10.00

Outstanding at 6/30/07	983,788	$12.16	6.3 years	$5,642,400

Exercisable at 6/30/07	540,631	$10.33	4.7 years	$4,090,400

	Twelve Months Ended
	June 30, 2006
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/05	922,725	$9.88		$3,748,400

Granted	51,800	$14.74
Forfeitures	(17,288)	$10.25
Exercised	(173,280)	$9.31

Outstanding at 6/30/06	783,957	$10.32	6.4 years	$5,232,500

Exercisable at 6/30/06	472,394	$10.11	5.0 years	$3,248,600

The aggregate intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $913,700, $391,000, and $1,306,000, respectively.
The Company received $855,000 of cash and 8,068 common shares of the Company’s stock from employees who exercised 105,006 options during the twelve months ended June 30, 2008. Additionally, the Company recorded $228,500 in fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.
Information related to unvested stock options for the twelve months ended June 30, 2008 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/07	443,157	$14.40	8.3 years	$1,552,100

Vested	(179,857)	$13.60
Forfeitures	(9,500)	$16.81
Granted	328,200	$19.74

Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$—

Stock Compensation Awards
The Company awarded a total of 2,588 common shares in fiscal 2008, valued at their approximate $43,875 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of June 30, 2008 there were 36 participants and all but one had fully vested account balances. A total of 211,151 common shares with a cost of $2,426,800, and 203,688 common shares with a cost of $2,249,400 were held in the Plan as of June 30, 2008 and June 30, 2007, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.” As a result of the Company changing the distribution method for this deferred compensation plan in April 2004 from one of issuing shares of Company stock to terminated participants to one of issuing cash, it was determined that this plan was subject to variable accounting. Therefore, the shares in this plan were “marked-to-market” in the first quarter of fiscal 2006 and a $573,000 non-cash expense and long-term liability were recorded to reflect the $16.82 per share market price of the Company’s common shares at September 9, 2005, the date this Plan was amended to provide for distributions to participants only in the form of common shares of the Company. Accordingly, no future “mark-to-market” expense will be required with respect to this plan. For fiscal year 2009, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 18,000 to 22,000 common shares of the Company. During fiscal years 2008 and 2007, the Company used approximately $262,100 and $307,100, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.
NOTE 11 — LEASES AND PURCHASE COMMITMENTS
The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,554,000 in 2008, $2,779,000 in 2007, and $2,241,000 in 2006. Minimum annual rental commitments under non-cancelable operating leases are: $1,777,000 in 2009, $1,372,000 in 2010, $1,330,000 in 2011, $1,031,000 in 2012 and $952,000 in 2013. Purchase commitments of the Company totaled $22,546,000 and $17,907,000 as of June 30, 2008 and June 30, 2007 respectively.
NOTE 12 — INCOME TAXES
The following information is provided for the years ended June 30:

(In thousands)	2008	2007	2006
Components of income (loss) before income taxes
United States	$(6,792)	$32,376	$21,992
Foreign	(4,873)	(649)	(5)

Income (loss) before income taxes	$(11,665)	$31,727	$21,987

(In thousands)	2008	2007	2006
Provision (benefit) for income taxes:
Current
U.S. federal	$7,523	$9,898	$6,831
State and local	928	495	451
Foreign	(190)	—	(1)

Total current	8,261	10,393	7,281

Deferred	(6,204)	545	263

Total provision for income taxes	$2,057	$10,938	$7,544

Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	(5.8)	1.2	1.7
Impact of Foreign Operations	(1.3)	(1.0)	—
Federal and state tax credits	4.4	(1.5)	(1.3)
Goodwill	(31.8)	—	—
Valuation allowance	(15.6)	—	(0.7)
Other	(2.5)	0.8	(0.4)

Effective tax rate	(17.6)%	34.5%	34.3%

The components of deferred income tax assets and (liabilities) at June 30, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Reserves against current assets	$377	$387
Accrued expenses	1,191	1,118
Depreciation	(4,065)	(4,842)
Loss contingency	1,059	—
Goodwill, acquisition costs and intangible assets	5,132	407
Deferred compensation	900	847
State net operating loss carryover and credits	940	960
Foreign net operating loss carryover and credits	1,819	453
Valuation reserve	(1,819)	—

Net deferred income tax asset (liability)	$5,534	$(670)

Reconciliation to the balance sheets as of June 30, 2008 and 2007:

(In thousands)	2008	2007
Deferred income tax asset (liability) included in:
Other current assets	$2,627	$1,505
Long-term deferred income tax asset (liability)	2,907	(2,175)

Net deferred income tax asset (liability)	$5,534	$(670)

As of June 30, 2008 the Company has recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $940,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. As of June 30, 2007, the Company had recorded a total of $960,000 deferred state income tax assets with no corresponding valuation reserve, related to these same state income tax assets. The activity netted to an additional state income tax expense of $16,000 and $249,000, respectively, in fiscal years 2008 and 2007.
Additionally, as of June 30, 2008 the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,819,000. In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized. Accordingly, full valuation reserves of $1,819,000 were recorded in the fourth quarter of fiscal 2008.
NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2008	2007	2006
Cash payments:
Interest	$73	$1,576	$36
Income taxes	$10,877	$9,439	$6,916

Issuance of common shares as compensation	$44	$44	$41

Issuance of common shares for an acquisition	$—	$—	$20,382
NOTE 14 – LOSS CONTINGENCY
The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees. Since October of 2000, the Company has been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately eleven years. The Company defended this case vigorously. The Company made a reasonable settlement offer in the third quarter of fiscal 2005 and, accordingly, recorded a loss contingency reserve in the amount of $590,000. This settlement offer was not accepted by the plaintiffs and the Company received a counter offer of $4.1 million to settle the majority of the alleged patent infringement. In March 2007, the Company received a favorable summary judgment decision. As a result of the favorable summary judgment decision, the loss contingency reserve of $590,000 was written off to income in the third quarter of fiscal 2007. The plaintiffs in this lawsuit appealed the summary judgment decision and in March 2008 the summary judgment decision was vacated by the Appeals Court and the lawsuit was remanded back to the lower level court for additional consideration. Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter. The plaintiffs have not yet responded to the Company’s offer to settle. Even though the settlement offer was made in the first quarter of fiscal 2009, as a type one subsequent event, the $2,800,000 charge is required to be recorded in fiscal 2008. While the Company believes its menu board designs did not infringe upon the plaintiffs’ patents, management believes it is in the best interest of the Company to make this offer to settle. However, if the Company and the plaintiffs are unable to agree upon the terms of a settlement, the Company intends to continue to contest this matter vigorously.
NOTE 15 – RELATED PARTY TRANSACTIONS
The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2008	2007	2006
Keating Muething & Klekamp PLL	$177	$222	$243
American Engineering and Metal Working	$192	$559	$700
3970957 Canada Inc.	$189	$176	$—

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2008	2007
Keating Muething & Klekamp PLL	$29	$34
American Engineering and Metal Working	$7	$103
The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the president and another executive of the Company’s LSI Saco Technologies subsidiary, owns the building that the Canadian operation occupies and rents. All related parties provide the Company either products or services at market-based arms-length prices.
NOTE 16 — ACQUISITION
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
The acquisition has been accounted for as a purchase, effective on the date of acquisition. The total purchase price exceeded the estimated fair value of net assets by approximately $42.8 million. The valuation study related to the intangible assets and goodwill was completed in Fiscal 2007 of which $17.7 million was identified as various intangible assets. Of the total intangible assets identified, $3.5 million is included in the assets of the Graphics Segment, $0.4 million is included in the assets of the Lighting Segment and the remaining $13.8 million is considered a corporate asset. The remaining goodwill of $25.1 million is included in the assets of the Graphics Segment ($13.9 million) and the Lighting Segment ($11.2 million). Identified definite-lived intangible assets were amortized beginning July 1, 2006 over appropriate lives, whereas goodwill and indefinite-lived intangible assets are not amortized to expense on the Company’s financial statements. Approximately 75% of the $3.1 million of goodwill on the books of LSI Saco Technologies is amortizable to expense for Canadian tax purposes. The Company’s consolidated financial statements for Fiscal 2006 include the results of LSI Saco Technologies from the June 26, 2006 date of acquisition. See Note 6 for discussion of impairment of some of this goodwill and certain of these intangible assets.

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
     (In thousands except per share data)

	Quarter Ended				Fiscal
	Sept. 30	Dec. 31	March 31	June 30	Year
2008

Net sales	$90,001	$84,062	$64,780	$66,443	$305,286
Gross profit	25,751	23,459	15,982	15,235	80,427
Loss contingency	—	—	—	2,800	2,800
Goodwill and intangible asset impairment	—	—	—	28,929	28,929
Net income (loss)	6,953	4,823	997	(26,495)	(13,722)

Earnings (loss) per share
Basic	$0.32	$0.22	$0.05	$(1.22)	$(0.63)
Diluted	$0.32	$0.22	$0.05	$(1.22)	$(0.63)

Range of share prices
High	$21.39	$23.05	$18.65	$14.41	$23.05
Low	$15.70	$17.42	$8.12	$8.04	$8.04

2007

Net sales	$86,667	$81,640	$75,323	$93,823	$337,453
Gross profit	23,122	22,194	18,474	25,389	89,179
Net income	5,495	5,035	3,298	6,961	20,789

Earnings per share
Basic	$0.25	$0.23	$0.15	$0.32	$0.96 (a)
Diluted	$0.25	$0.23	$0.15	$0.32	$0.95

Range of share prices
High	$18.95	$20.81	$20.04	$18.45	$20.81
Low	$12.83	$15.22	$15.22	$14.65	$12.83

2006

Net sales	$70,900	$73,322	$64,504	$71,744	$280,470
Gross profit	18,712	18,837	15,053	18,811	71,413
Net income	3,669	3,906	2,415	4,453	14,443

Earnings per share
Basic	$0.18	$0.20	$0.12	$0.22	$0.72
Diluted	$0.18	$0.19	$0.12	$0.22	$0.71

Range of share prices
High	$19.15	$19.94	$17.09	$18.56	$19.94
Low	$13.82	$15.16	$12.71	$12.00	$12.00

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
At August 18, 2008, there were 419 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Statement of Operations Data:

	2008	2007	2006	2005	2004
Net sales	$305,286	$337,453	$280,470	$282,440	$241,405
Cost of products and services sold	224,859	248,274	209,057	210,144	181,883
Operating expenses	60,642	57,219	49,898	48,494	45,488
Loss contingency (a)	2,800	(590)	—	590	—
Goodwill and intangible asset impairment (b)	28,929	—	—	186	—

Operating income (loss)	(11,944)	32,550	21,515	23,026	14,034
Interest (income)	(360)	(139)	(550)	(64)	(23)
Interest expense	81	962	78	217	260

Income (loss) before income taxes	(11,665)	31,727	21,987	22,873	13,797
Income taxes	2,057	10,938	7,544	8,237	5,107

Net income (loss)	$(13,722)	$20,789	$14,443	$14,636	$8,690

Earnings (loss) per common share
Basic	$(0.63)	$0.96	$0.72	$0.74	$0.44
Diluted	$(0.63)	$0.95	$0.71	$0.73	$0.43

Cash dividends paid per share	$0.63	$0.51	$0.56	$0.37	$0.26

Weighted average common shares
Basic	21,764	21,676	20,194	19,782	19,717
Diluted	21,764	21,924	20,429	20,087	20,038
Balance Sheet Data:
     (At June 30)

	2008	2007	2006	2005	2004
Working capital	$72,863	$68,397	$66,787	$67,189	$64,724
Total assets	183,540	233,612	224,401	172,637	174,732
Long-term debt, including current maturities	—	—	16,593	—	11,554
Shareholders’ equity	148,516	176,061	164,985	138,040	128,863

(a)	The Company recorded loss contingency reserves in fiscal years 2008 and 2005, and reversed a loss contingency reserve in fiscal 2007 – all related to a patent litigation matter. See Note 14.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in the fourth quarter of fiscal 2008. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance	Charged to		Balance
	Beginning	Costs and	(a)	End of
Description	of Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts:

Year Ended June 30, 2008	$822	$155	$(392)	$585
Year Ended June 30, 2007	$656	$469	$(303)	$822
Year Ended June 30, 2006	$1,116	$60	$(520)	$656

Inventory Obsolescence Reserve:

Year Ended June 30, 2008	$1,606	$1,479	$(1,447)	$1,638
Year Ended June 30, 2007	$1,584	$1,687	$(1,665)	$1,606
Year Ended June 30, 2006	$1,563	$1,297	$(1,276)	$1,584

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.