Form 10-Q
period 2008-09-30
LSI INDUSTRIES INC
filed 2008-10-31
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio    IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio  45242

(513) 793-3200

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES    X     NO ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ____   No   X

As of October 24, 2008 there were 21,570,188 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Income Statements........................................................................................................................	3
	Condensed Consolidated Balance Sheets................................................................................................................................	4
	Condensed Consolidated Statements of Cash Flows.............................................................................................................	5

	Notes to Condensed Consolidated Financial Statements......................................................................................................	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk..............................................................................................	32

ITEM 4.	Controls and Procedures..............................................................................................................................................................	32

PART II. Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................................	32

ITEM 6.	Exhibits...........................................................................................................................................................................................	33

Signatures ...		33

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30
(in thousands, except per share data)	2008	2007

Net sales	$75,838	$90,001

Cost of products and services sold	57,659	64,250

Gross profit	18,179	25,751

Selling and administrative expenses	13,963	15,025

Operating income	4,216	10,726

Interest (income)	(38)	(152)

Interest expense	43	20
Income before income taxes	4,211	10,858

Income tax expense	1,524	3,905

Net income	$2,687	$6,953

Earnings per common share (see Note 5)
Basic	$0.12	$0.32
Diluted	$0.12	$0.32

Weighted average common shares
outstanding

Basic	21,796	21,715
Diluted	21,805	22,005

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2008	June 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$1,183	$6,992
Accounts receivable, net	47,500	38,857
Inventories	47,520	50,509
Refundable income taxes	592	1,834
Other current assets	6,587	6,111
Total current assets	103,382	104,303

Property, Plant and Equipment, net	43,757	44,754

Goodwill, net	15,051	15,051

Other Intangible Assets, net	14,541	15,060

Other Assets, net	4,310	4,372

TOTAL ASSETS	$181,041	$183,540

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,182	$15,452
Accrued expenses	12,764	15,988
Total current liabilities	27,946	31,440

Long-Term Debt	1,282	--
Other Long-Term Liabilities	3,592	3,584

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,570,188 and 21,585,390
shares, respectively	81,919	81,665
Retained earnings	66,302	66,851
Total shareholders’ equity	148,221	148,516

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$181,041	$183,540

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2008	2007

Cash Flows from Operating Activities
Net income	$2,687	$6,953
Non-cash items included in net income
Depreciation and amortization	1,990	2,222
Deferred income taxes	90	19
Deferred compensation plan	38	75
Stock option expense	350	271
Issuance of common shares as compensation	10	10
Loss on disposition of fixed assets	1	--
Allowance for doubtful accounts	29	20
Inventory obsolescence reserve	261	242

Changes in
Accounts receivable, gross	(8,672)	2,777
Inventories, gross	2,728	(1,928)
Accounts payable and other	(1,648)	(1,186)
Reserve for uncertain tax positions	25	2,681
Reserve for uncertain tax positions charged against retained earnings	--	(2,582)
Customer prepayments	(1,125)	(7,615)
Net cash flows from (used in) operating activities	(3,236)	1,959

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(475)	(683)
Proceeds from sale of short-term investments	--	3,500
Net cash flows from (used in) investing activities	(475)	2,817

Cash Flows from Financing Activities
Payment of long-term debt	--	(958)
Proceeds from issuance of long-term debt	1,282	958
Cash dividends paid	(3,236)	(3,875)
Exercise of stock options	--	490
Purchase of treasury shares	(144)	(207)
Issuance of treasury shares	--	15
Net cash flows (used in) financing activities	(2,098)	(3,577)

Increase (Decrease) in cash and cash equivalents	(5,809)	1,199

Cash and cash equivalents at beginning of year	6,992	2,731

Cash and cash equivalents at end of period	$1,183	$3,930

Supplemental Cash Flow Information
Interest paid	$43	$16
Income taxes paid	$84	$1,793
Issuance of common shares as compensation	$10	$10

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations for the periods ended September 30, 2008 and 2007, and its cash flows for the periods ended September 30, 2008 and 2007. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2008 annual report.  Financial information as of June 30, 2008 has been derived from the Company’s audited consolidated financial statements.

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

Product revenue is recognized on product-only orders at the time of shipment.  Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed.  In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed.  Other than normal product warranties or the possibility of installation or post-shipment service, support and maintenance of certain solid state LED video screens, billboards, or active digital signage the Company has no post-shipment responsibilities.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2008	2008

Accounts receivable	$48,114	$39,442
less Allowance for doubtful accounts	(614)	(585)
Accounts receivable, net	$47,500	$38,857

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

Short-Term Investments:

Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option.  These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end.  The Company invested in these types of short-term investments during the first half of fiscal 2008.  There were no such investments in the first quarter of FY 2009.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At September 30, 2008 and June 30, 2008, the bank balances included $1,324,000 and $3,376,000, respectively, in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	September 30,	June 30,
	2008	2008

Property, plant and equipment, at cost	$102,564	$102,132
less Accumulated depreciation	(58,807)	(57,378)
Property, plant and equipment, net	$43,757	$44,754

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense on a straight line basis over periods ranging between two and forty years.  The excess of cost over fair value of assets acquired ("goodwill") is not amortized but is subject to review for impairment.  See additional information about goodwill and intangibles in Note 7.  The Company periodically evaluates intangible assets, goodwill and other long-lived assets for permanent impairment.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	September 30,	June 30,
	2008	2008

Balance at beginning of the period	$257	$314
Additions charged to expense	183	1,141
Deductions for repairs and replacements	(229)	(1,198)
Balance at end of the period	$211	$257

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

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs incurred total $1,031,000 and $844,000 for the three month periods ended September 30, 2008 and 2007, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 9,000 shares and 290,000 shares for the three months ended September 30, 2008 and 2007, respectively.  See also Note 5.

Stock Options:

There were no disqualifying dispositions of shares from stock option exercises in the first three months of fiscal 2009.  The Company recorded $139,670 in the first three months of fiscal 2008 as a reduction of federal income taxes payable, $137,530 as an increase in additional paid in capital, and $2,140 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $137,530.  See further discussion in Note 11.

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation was effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance.  For additional information, see Note 9 to the Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009.  Two FASB Staff Positions (FSP) were subsequently issued.  In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010.  FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS No. 157.  The Company adopted SFAS No. 157 on July 1, 2008, and the adoption did not have any significant impact on its consolidated results of operations, cash flows or financial position.  The Company determined that it does not have any financial assets or liabilities subject to the disclosure requirements of SFAS No. 157, and is evaluating the disclosure impact on its non-financial assets and liabilities.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and did not have any impact on its consolidated results of operations, cash flows or financial position.

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

Reclassifications:

Immaterial reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3:                      MAJOR CUSTOMER CONCENTRATIONS

The Company sells both lighting and graphics products into its most significant market, the petroleum / convenience store market, with approximately 20% and 31% of total net sales concentrated in this market for the three months ended September 30, 2008 and 2007, respectively.

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

Summarized financial information for the Company’s reportable business segments for the three months ended September 30, 2008 and 2007, and as of September 30, 2008 and June 30, 2008 is as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007

Net sales:
Lighting Segment	$50,760	$47,914
Graphics Segment	25,078	42,087
	$75,838	$90,001

Operating income:
Lighting Segment	$2,650	$3,767
Graphics Segment	1,566	6,959
	$4,216	$10,726
Capital expenditures:
Lighting Segment	$372	$547
Graphics Segment	103	136
	$475	$683

Depreciation and amortization:
Lighting Segment	$1,121	$1,344
Graphics Segment	869	878
	$1,990	$2,222

	September 30,	June 30,
	2008	2008

Identifiable assets:
Lighting Segment	$108,253	$107,627
Graphics Segment	59,381	55,529
	167,634	163,156
Corporate	13,407	20,384
	$181,041	$183,540

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007

Lighting Segment net sales to
the Graphics Segment	$3,445	$1,422

Graphics Segment net sales to
the Lighting Segment	$1,909	$755

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007
Net sales (a):
United States	$73,020	$86,929
Canada	2,818	3,072
	$75,838	$90,001

	September 30, 2008	June 30, 2008
Long-lived assets (b):
United States	$47,245	$48,228
Canada	822	898
	$48,067	$49,126

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2008	2007
BASIC EARNINGS PER SHARE

Net income	$2,687	$6,953

Weighted average shares outstanding
during the period, net
of treasury shares (a)	21,578	21,508
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	218	207
Weighted average shares outstanding	21,796	21,715

Basic earnings per share	$0.12	$0.32

DILUTED EARNINGS PER SHARE

Net income	$2,687	$6,953

Weighted average shares outstanding
- Basic	21,796	21,715

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	9	290

Weighted average shares
outstanding (c)	21,805	22,005

Diluted earnings per share	$0.12	$0.32

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,216,949 common shares and 330,938 common shares during the three month periods ending September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2008	June 30, 2008

Inventories
Raw materials	$24,998	$25,150
Work-in-process	6,602	7,955
Finished goods	15,920	17,404
	$47,520	$50,509

Accrued Expenses
Compensation and benefits	$4,843	$7,060
Customer prepayments	695	1,820
Accrued Commissions	1,318	1,552
Accrued income taxes	207	--
Legal settlement	2,800	2,800
Other accrued expenses	2,901	2,756
	$12,764	$15,988

Other Long-Term Liabilities
Reserve for uncertain tax positions	$3,250	$3,225
Other long-term liabilities	342	359
	$3,592	$3,584

NOTE 7:                     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of July 1, 2008.  However, because the conditions of impairment were present at June 30, 2008, the resulting estimated impairment was recorded in the fourth quarter of fiscal year 2008.  No impairment charge was recorded in the first quarter of fiscal year 2009.  For purposes of this test, the company determined that it had six reporting units of which four have goodwill.  Based upon the Company’s preliminary analysis, it was determined that the goodwill associated with two reporting units, totaling $27,149,000, was fully impaired.  It was also determined that other intangible assets associated with three reporting units was either fully or partially impaired.  The total amount of impairment associated with other intangible assets was $1,780,000.  Total impairment for both goodwill and other intangible assets was $28,929,000.  The majority of impairment charges occurred within the Graphics Segment and totaled $27,832,000.  The remaining impairment charge of $1,097,000 occurred within the Lighting Segment.  The majority of the impairment charge in the Lighting Segment occurred as a result of the fiscal 2008 review of long-lived assets in connection with Statement of Financial Accounting

Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” It was determined that a certain trade name was fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008 related to this trade name. The remaining impairment charge of $28,183,000 was primarily comprised of goodwill and was a direct result of the SFAS No. 142 testing.  This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company.  This impairment charge was recorded in the fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the company’s stock price as of June 30, 2008.  Because step two of the goodwill impairment testing was not complete, an estimate of the impairment charge was recorded as of June 30, 2008.  A similar analysis was performed in fiscal 2008 as of July 1, 2007 and there was no impairment of goodwill.

The impairment test was completed in the first quarter of fiscal 2009 at which time it was determined that no further adjustment to the estimate, recorded at June 30, 2008, was needed.  Further, management did not identify any triggering events in the first quarter of fiscal 2009 that would have required further impairment testing.

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

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of September 30, 2008			As of June 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Goodwill	$15,427	$376	$15,051	$15,427	$376	$15,051

Other Intangible Assets	$22,219	$7,678	$14,541	$22,219	$7,159	$15,060

	Amortization Expense of Other Intangible Assets
	September 30, 2008	September 30, 2007

Three Months Ended	$519	$581

The Company expects to record amortization expense over each of the next five years as follows: 2009 -- $2,087,000; 2010 through 2013 -- $2,079,000.

The carrying amounts of goodwill for both June 30, 2008 and September 30, 2008 are as follows:  Lighting Segment $11,320,000 and Graphics Segment $3,731,000; total Company $15,051,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2008		June 30, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carry Amount	Accumulated Amortization

Intangible Assets
Amortized Intangible Assets
Customer relationships	$7,472	$3,759	$7,472	$3,620
Patents	110	54	110	52
LED Technology firmware, software	10,448	3,358	10,448	2,985
Non-compete agreements	630	507	630	502
	18,660	7,678	18,660	7,159

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	--	3,559	--
	3,559	--	3,559	--

Total Intangible Assets	$22,219	$7,678	$22,219	$7,159

NOTE 8:                     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S.  As of September 30, 2008, the Company has borrowed $1.3 million and $48.7 million of this line of credit was available.  A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2009.  The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2011.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company also established a $7 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2009.  Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  While there has been activity in this line of credit during the first three months of fiscal 2009, there are no borrowings against this line of credit as of September 30, 2008.

The Company is in compliance with all of its loan covenants as of September 30, 2008.

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

For the three months ended September 30, 2008, the Company recognized an additional $25,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  The reserve for uncertain tax positions is expected to decrease in the next 12 months approximately $400,000 due to incremental Company activity and an income tax filing under a voluntary disclosure agreement.

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2006.  The Internal Revenue Service has completed its audit of the Company’s fiscal year 2006 Federal Income Tax Return and has not required any changes to the return as filed.

NOTE 10:	CASH DIVIDENDS

The Company paid cash dividends of $3,236,000 and $3,875,000 in the three month periods ended September 30, 2008 and 2007, respectively.  In October, 2008, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,079,000) payable on November 10, 2008 to shareholders of record as of November 3, 2008.

NOTE 11:	EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable.  The number of shares reserved for issuance is 2,250,000, of which 932,460 shares were available for future grant or award as of September 30, 2008.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2008, a total of 1,515,782 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 739,157 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2008 that will be recorded as expense in future periods is $2,830,500.  The weighted average time over which this expense will be recorded is approximately 23 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended
	September 30, 2008	September 30, 2007

Dividend yield	4.72%	3.20%
Expected volatility	41%	39%
Risk-free interest rate	3.1%	4.3%
Expected life	4.3 yrs.	4.2 yrs.

At September 30, 2008, the 332,300 options granted in the first three months of fiscal 2009 to both employees and non-employee directors had exercise prices of $8.98, fair values of $2.21, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

At September 30, 2007, the 318,400 options granted in the first three months of fiscal 2008 to employees and non-employee directors had exercise prices of $19.76, fair values of $5.70 per option, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 4.2% forfeiture rate (revised in the second quarter of fiscal 2008 from the 10% forfeiture rate previously used).  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $349,500 and $272,200 of expense related to stock options in the three months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the Company expects that approximately 733,300 outstanding stock options having a weighted average exercise price of $13.80, no aggregate intrinsic value, and weighted average remaining contractual terms of 8.6 years will vest in the future.

Information related to all stock options for the periods ended September 30, 2008 and 2007 is shown in the table below:

		Three Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/08	1,197,482	$14.44		$--

Granted	332,300	8.98
Forfeitures	(14,000)	13.42
Exercised	--	n/a

Outstanding at 9/30/08	1,515,782	13.25	7.1 years	$4,300

Exercisable at 9/30/08	739,157	12.76	5.3 years	$4,300

		Three Months Ended September 30, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	318,400	$19.76
Forfeitures	(2,400)	$15.21
Exercised	(50,481)	$8.55

Outstanding at 9/30/07	1,249,307	$14.24	7.2 years	$7,844,900

Exercisable at 9/30/07	549,369	$11.28	5.1 years	$5,078,600

The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 was $584,100.  No options were exercised in the three months ended September 30, 2008.

The Company received $352,700 of cash and 3,776 common shares of the Company’s stock from employees who exercised 50,481 options during the three months ended September 30, 2007.  Additionally, the Company recorded $139,670 in the three months ended September 30, 2007 as a reduction of federal income taxes payable, $137,530 as an increase in common stock, and $2,140 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the three months ended September 30, 2008 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$--

Vested	(132,925)	$18.88
Forfeitures	(4,750)	$16.50
Granted	332,300	$8.98

Outstanding unvested stock options at 9/30/08	776,625	$13.71	8.7 years	$--

Stock Compensation Awards

The Company awarded a total of 1,280 common shares in the three months ended September 30, 2008, valued at their approximate $10,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2008 there were 35 participants and all but one had fully vested account balances.  A total of 227,633 common shares with a cost of $2,570,500, and 211,151 common shares with a cost of $2,426,800 were held in the Plan as of September 30, 2008 and June 30, 2008, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.”  For fiscal year 2009, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 21,000 to 25,000 common shares of the Company.  During the three months ended September 30, 2008 and 2007, the Company used approximately $143,700 and $192,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12:        LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees.  Since October of 2000, the Company has been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately eleven years.  The Company defended this case vigorously.  The Company made a reasonable settlement offer in the third quarter of fiscal 2005 and, accordingly, recorded a loss contingency reserve in the amount of $590,000.  The plaintiffs responded with a counter offer of $4.1 million to settle the majority of the alleged patent infringement.  In March 2007, the Company received a favorable summary judgment decision in the trial.  As a result of the favorable summary judgment decision, the loss contingency reserve of $590,000 was written off to income in the third quarter of fiscal 2007.  The plaintiffs in this lawsuit appealed the summary judgment decision and in March 2008 the summary judgment decision was vacated by the Appeals Court and the lawsuit was remanded back to the lower level court for additional consideration.  Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter and, accordingly, recorded a loss contingency reserve in the fourth quarter of fiscal 2008.  The plaintiffs have not yet responded to the Company’s offer to settle.  While the Company believes its menu board designs did not infringe upon the plaintiffs’ patents, management believes it is in the best interest of the Company to make this offer to settle.  However, if the Company and the plaintiffs are unable to agree upon the terms of a settlement, the Company intends to continue to contest this matter vigorously.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment
(In thousands)	Three Months Ended September 30
	2008	2007

Lighting Segment	$50,760	$47,914

Graphics Segment	25,078	42,087

	$75,838	$90,001

The Company’s “forward looking statements” as presented earlier in this Annual Report in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 20, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales of $75,838,000 in the first quarter of fiscal 2009 decreased 15.7% from fiscal 2008 first quarter net sales of $90,001,000.  Lighting Segment net sales increased 5.9% to $50,760,000 and Graphics Segment net sales decreased 40.4% to $25,078,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 20% and 31% of net sales in the first quarters of fiscal years 2009 and 2008, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 45% from last year to $15,199,000 as Lighting sales increased 12% and Graphics sales to this market decreased 66%.  Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $8.8 million in the three month period ended September 30, 2008, representing approximately a 250% increase over the same period last year.  In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.  See Note 3 to these financial statements on Major Customer Concentrations.

The $2.8 million or 5.9% increase in Lighting Segment net sales is primarily the net result of a $4.3 million or 16.1% increase in commissioned net sales to the commercial / industrial lighting market, offset by a $1.7 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts (one large national retailer represented a reduction of approximately $2.5 million as its new store construction program slowed).

The $17.0 million or 40.4% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($1.8 million decrease), two petroleum / convenience store programs ($12.9 million decrease), a menu board replacement program ($10.6 million decrease), and changes in volume or completion of other graphics programs.  These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($4.3 million), and sales of solid state LED video screens for the sports markets ($3.6 million increase) and for the entertainment market ($2.5 million increase).

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

Gross profit of $18,179,000 in the first quarter of fiscal 2009 decreased 29% from the same period last year, and decreased from 28.6% to 24.0% as a percentage of net sales.  The decrease in amount of gross profit is primarily due to decreased Graphics net sales and margins, both product and installation, partially offset by increased gross profit margin on increased lighting net sales.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, increased cost of materials, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($1.0 million of decreased wage, compensation and benefits costs; $0.1 million of decreased depreciation; $0.1 million decreased outside services; $0.1 million decreased repairs and maintenance; and $0.1 million decreased utilities and property taxes).

Selling and administrative expenses of $13,963,000 in the first quarter of fiscal year 2009 decreased $1.1 million, and increased to 18.4% as a percentage of net sales from 16.7% in the same period last year.  Employee compensation and benefits expense decreased $0.5 million in the first quarter of fiscal 2009 as compared to the same period last year.  Other changes of expense between years include decreased warranty expense ($0.3 million), increased sales commission expense ($0.2 million), increased research & development expense ($0.2 million, primarily associated with research and development spending related to solid-state LED technology), reduced customer rebates and accommodations ($0.1 million), decreased intangible asset amortization expense ($0.1 million) and decreased advertising and literature ($0.1 million).

The Company reported net interest expense of $5,000 in the first quarter of fiscal 2009 as compared to net interest income of $132,000 in the same period last year.  The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash.  The Company was occasionally in a borrowing position the first quarter of fiscal 2009.

The effective tax rate in the first quarter of fiscal 2009 was 36.2%, resulting in an income tax expense of $1,524,000.  The effective tax rate in the first quarter of fiscal 2008 was 36.0%, resulting in an income tax expense of $3,905,000.  Income tax expense in the first quarter of fiscal 2009 reflects partial utilization of the net operating loss carryover in Canada and deferred tax expense of $90,000 to reflect the expected rate at which the Company’s deferred tax assets are expected to roll out.  The U.S. research and development tax credit was reinstated retroactively back to December 31, 2007 just three days after the end of the Company’s fiscal 2009 first quarter.  Therefore, the Company will record the effect of these tax credits as well as an expected net reduction in the liability for uncertain income tax positions in the second quarter of fiscal 2009, thereby significantly reducing the expected effective tax rate for the second quarter.  The Company expects an effective income tax rate for the full fiscal year 2009 of approximately 33%.

The Company reported net income of $2,687,000 in the first quarter of fiscal 2009 as compared to $6,953,000 in the same period last year, a 61% reduction.  The decrease is primarily the result of decreased gross profit on decreased net sales and net interest expense as compared to net interest income last year, partially offset by decreased operating expenses and decreased income tax expense.  Diluted earnings per share was $0.12 in the first quarter of fiscal 2009, as compared to $0.32 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2009 were 21,805,000 shares as compared to 22,005,000 shares for the same period last year.

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

At September 30, 2008 the Company had working capital of $75.4 million, compared to $72.9 million at June 30, 2008.  The ratio of current assets to current liabilities was 3.70 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008.  The $2.6 million increase in working capital from June 30, 2008 to September 30, 2008 was primarily related to increased accounts receivable ($8.6 million), increased other current assets ($0.5 million), decreased accounts payable ($0.3 million), decreased accrued expenses and customer prepayments ($2.1 million and $1.1 million, respectively) partially offset by decreased inventories ($3.0 million), decreased refundable income taxes ($1.2 million), and decreased cash and short-term investments ($5.8 million).  The $5.8 million decrease in cash in the three months ended September 30, 2008 is primarily due to the seasonal increase in sales in the first quarter and the related $8.6 million increase in accounts receivable.

The Company used $3.2 million of cash from operating activities in the first quarter of fiscal 2009 as compared to a generation of $2.0 million last year.  This $5.2 million decrease in net cash flows from operating activities is primarily the net result of less net income ($4.3 million unfavorable), an increase rather than a decrease in accounts receivable (unfavorable change of $11.4 million), less of a reduction in customer prepayments (favorable change of $6.5 million), reserve for uncertain income tax positions (unfavorable $0.1 million), a decrease rather than an increase in refundable income taxes (favorable change of $1.2 million), a decrease in inventories rather than an increase (favorable change of $4.7 million), a larger decrease in accounts payable and accrued expenses (unfavorable change of $0.9 million), decreased depreciation and amortization (unfavorable $0.2 million), and increased stock option expense (favorable $0.1 million).  The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.

Net accounts receivable were $47.5 million and $38.9 million at September 30, 2008 and June 30, 2008, respectively.  The increase of $8.7 million in gross receivables is primarily due to a larger amount of net sales in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, plus the affect of increased DSO (Days’ Sales Outstanding).  The DSO increased from 54 days at June 30, 2008 to 56 days at September 30, 2008.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at September 30, 2008 decreased $3.0 million from June 30, 2008 levels.  Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $0.5 million (some of this inventory supports certain graphics programs) and inventory decreases occurred in the Graphics Segment of approximately $3.5 million since June 30, 2008.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of October 20, 2008.  This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2011 and a $20 million credit facility expiring in the third quarter of fiscal 2009. Additionally, the Company has a separate $7 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of October 20, 2008, all $7 million of this line of credit is available.  The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2009 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

    The Company used $0.5 million of cash related to investing activities in the first quarter of fiscal 2009 as compared to a generation of $2.8 million last year.  The primary change between years relates to the fiscal 2008 divestiture of of short-term investments ($3.5 million unfavorable) and decreased purchase of fixed assets ($0.2 million favorable).  Capital expenditures of $0.5 million in the first quarter of fiscal 2008 compared to $0.7 million in the same period last year.  Spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2009 capital expenditures to approximate $5 million, exclusive of business acquisitions.

The Company used $2.1 million of cash related to financing activities in the first quarter of fiscal 2009 as compared to a use of $3.6 million in the same period last year.  The $1.5 million change between periods is primarily the result activities with the Company’s lines of credit ($1.3 million favorable).  The first quarter of fiscal 2008 was a period in which the debt that was borrowed was paid off during the quarter, and the first quarter of fiscal 2009 was a period of borrowings at period end.  Cash dividend payments of $3,236,000 in the first quarter of fiscal 2009 were less than cash dividend payments of $3,875,000 in the same period last year.  The $0.6 million reduction between years is the result of a special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008, partially offset by a higher per share dividend rate in the first quarter of fiscal 2009.  Additionally, the Company had cash flow from the exercise of stock options in the first quarter of fiscal 2008, while there were no exercises in the first quarter of fiscal 2009 ($0.5 million unfavorable).

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

On October 22, 2008 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,079,000) payable November 10, 2008 to shareholders of record on November 3, 2008.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends.  The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2009 consistent with the above dividend policy.

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

The Company has four sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; and revenue from shipping and handling.  Product revenue is recognized on product-only orders at the time of shipment.  Product revenue related to orders where the customer requires the Company to install the product is generally recognized when the product is installed.  In some situations, product revenue is recognized when the product is shipped, before it is installed, because by agreement the customer has taken title to and risk of ownership for the product before installation has been completed.  Other than normal product warranties or the possibility of installation or post-shipment service, support and maintenance of certain solid state LED video screens, billboards, or active digital signage, the Company has no post-shipment responsibilities.  Installation revenue is recognized when the products have been fully installed.  The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties.  Service revenue from integrated design, project and construction management, and site permitting is recognized at the completion of the contract with the customer.  With larger customer contracts involving multiple sites, the customer may require progress billings for completion of identifiable, time-phased elements of the work, in which case revenue is recognized at the time of the progress billing which coincides with the completion of the earnings process.  Post-shipment service and maintenance revenue, if applicable, related to solid state LED video screens or billboards is recognized according to terms defined in each individual service agreement and in accordance with generally accepted accounting principles.  Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

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

As of September 30, 2008 the Company has recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits.  The Company has determined that these deferred state income tax assets totaling $940,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized.  Additionally, as of September 30, 2008 the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,819,000.  In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized.  Accordingly, full valuation reserves of $1,819,000 were recorded in the fourth quarter of fiscal 2008.

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

As of September 30, 2008, the Company recognized an additional $25,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Income Statement.  The reserve for uncertain tax positions is expected to decrease in the next 12 months approximately $400,000 due to incremental Company activity and an income tax filing under a voluntary disclosure agreement.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  The Company has completed step one of its annual analysis and test for impairment of goodwill and other intangible assets, and as a result, it was determined that certain goodwill and other intangible assets were impaired.  As a result, a $28,183,000 estimated impairment charge was recorded as of June 30, 2008.  The impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company.  This impairment charge was recorded in the fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the Company’s stock price as of June 30, 2008.  Step two of the impairment test was completed in the first quarter of fiscal 2009 at which time it was determined that no further adjustment to the estimate was needed.  Also see Note 7.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.  As a result of the fiscal year 2008 review of long lived assets and definite-lived intangible assets in connection with SFAS No. 144, it was determined that a certain trade name within the Lighting Segment was deemed fully impaired because it was no longer used in the Company’s marketing efforts.  An impairment charge of $746,000 was recorded as of June 30, 2008.  There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during the first quarter of fiscal year 2009.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation was effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance.  For additional information, see Note 9 to the Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009.  Two FASB Staff Positions (FSP) were subsequently issued.  In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP is effective for fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010.  FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.”  This FSP is effective upon initial adoption of SFAS No. 157.  The Company adopted SFAS No. 157 on July 1, 2008, and the adoption did not have any significant impact on its consolidated results of operations, cash flows or financial position.  The Company determined that it does not have any financial assets or liabilities subject to the disclosure requirements of SFAS No. 157, and is evaluating the disclosure impact on its non-financial assets and liabilities.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and did not have any impact on its consolidated results of operations, cash flows or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2008.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed as of September 30, 2008 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2008, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/08 to 7/31/08	1,347	$8.36	1,347	(1)
8/1/08 to 8/31/08	14,628	$8.74	14,628	(1)
9/1/08 to 9/30/08	507	$9.21	507	(1)
Total	16,482	$8.72	16,482	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At September 30, 2008 the Plan held 227,633 shares of the Company.

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

LSI Industries Inc. BY: /s/ Robert J. Ready Robert J. Ready President and Chief Executive Officer (Principal Executive Officer)
BY: /s/ Ronald S. Stowell Ronald S. Stowell Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
October 31, 2008