Form 10-Q
period 2008-12-31
LSI INDUSTRIES INC
filed 2009-01-30
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.
______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

As of January 23, 2009 there were 21,570,299 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

INDEX

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales	60,787	84,062	136,625	174,063

Cost of products and services sold	47,530	60,603	105,189	124,853

Gross profit	13,257	23,459	31,436	49,210

Selling and administrative expenses	14,014	15,750	27,977	30,775

Goodwill impairment	12,669	--	12,669	--

Operating income (loss)	(13,426)	7,709	(9,210)	18,435

Interest (income)	(45)	(98)	(83)	(250)

Interest expense	44	18	87	38

Income (loss) before income taxes	(13,425)	7,789	(9,214)	18,647

Income tax expense (credit)	(363)	2,966	1,161	6,871

Net income (loss)	$(13,062)	$4,823	$(10,375)	$11,776

Earnings (loss) per common share (see Note 5)
Basic	$(0.60)	$0.22	$(0.48)	$0.54
Diluted	$(0.60)	$0.22	$(0.48)	$0.53

Weighted average common shares outstanding

Basic	21,799	21,759	21,798	21,737
Diluted	21,799	22,063	21,798	22,036

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	December 31, 2008	June 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$8,227	$6,992
Accounts receivable, net	35,221	38,857
Inventories	43,918	50,509
Refundable income taxes	167	1,834
Other current assets	5,817	6,111
Total current assets	93,350	104,303

Property, Plant and Equipment, net	42,704	44,754

Goodwill, net	2,382	15,051

Other Intangible Assets, net	14,021	15,060

Other Assets, net	4,810	4,372

TOTAL ASSETS	$157,267	$183,540

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,675	$15,452
Accrued expenses	9,098	15,988
Total current liabilities	19,773	31,440

Long-Term Debt	--	--
Other Long-Term Liabilities	3,087	3,584

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,569,894 and 21,585,390 shares, respectively	82,245	81,665
Retained earnings	52,162	66,851
Total shareholders’ equity	134,407	148,516

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$157,267	$183,540

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(10,375)	$11,776
Non-cash items included in net income
Depreciation and amortization	3,976	4,471
Goodwill impairment	12,669	--
Deferred income taxes	(261)	49
Deferred compensation plan	76	97
Stock option expense	645	599
Issuance of common shares as compensation	20	20
Loss on disposition of fixed assets	1	--
Allowance for doubtful accounts	234	92
Inventory obsolescence reserve	220	176

Changes in
Accounts receivable, gross	3,402	12,863
Inventories, gross	6,371	(1,190)
Accounts payable and other	(9,443)	(7,627)
Reserve for uncertain tax positions charged against retained earnings	--	(2,582)
Customer prepayments	(937)	(11,430)
Net cash flows from operating activities	6,598	7,314

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(888)	(2,543)
Proceeds from sale of fixed assets	--	1
Proceeds from sale of short-term investments	--	8,000
Net cash flows from (used in) investing activities	(888)	5,458

Cash Flows from Financing Activities
Payment of long-term debt	(1,282)	(958)
Proceeds from issuance of long-term debt	1,282	958
Cash dividends paid	(4,314)	(7,107)
Exercise of stock options	--	848
Purchase of treasury shares	(161)	(215)
Issuance of treasury shares	--	28
Net cash flows (used in) financing activities	(4,475)	(6,446)

Increase in cash and cash equivalents	1,235	6,326

Cash and cash equivalents at beginning of year	6,992	2,731

Cash and cash equivalents at end of period	$8,227	$9,057

Supplemental Cash Flow Information
Interest paid	$56	$39
Income taxes paid	$346	$9,087
Issuance of common shares as compensation	$20	$20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2008, and the results of its operations for the periods ended December 31, 2008 and 2007, and its cash flows for the periods ended December 31, 2008 and 2007. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2008 annual report.  Financial information as of June 30, 2008 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31, 2008	June 30, 2008
Accounts receivable	$36,040	$39,442
less Allowance for doubtful accounts	(819)	(585)
Accounts receivable, net	$35,221	$38,857

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

    Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At December 31, 2008 and June 30, 2008, the bank balances included $0 and $3,376,000, respectively, in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31, 2008	June 30, 2008
Property, plant and equipment, at cost	$102,778	$102,132
less Accumulated depreciation	(60,074)	(57,378)
Property, plant and equipment, net	$42,704	$44,754

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	December 31, 2008	June 30, 2008
Balance at beginning of the period	$257	$314
Additions charged to expense	53	1,141
Deductions for repairs and replacements	(95)	(1,198)
Balance at end of the period	$215	$257

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

    Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs incurred total $1,035,000 and $875,000 for the three month periods ended December 31, 2008 and 2007, respectively, and $2,066,000 and $1,719,000 for the six month periods ended December 31, 2008 and 2007, respectively.

    Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled zero shares and 304,000 shares for the three months ended December, 2008 and 2007, respectively, and zero shares and 299,000 shares for the six months ended December 31, 2008 and 2007, respectively.  See also Note 5.

    Stock Options:

There were no disqualifying dispositions of shares from stock option exercises in the first six months of fiscal 2009.  The Company recorded $212,300 in the first six months of fiscal 2008 as a reduction of federal income taxes payable, $205,900 as an increase in additional paid in capital, and $6,400 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises.  This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $205,900.  See further discussion in Note 11.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred.  SFAS No. 141R is effective beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

    Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

    Reclassifications:

Immaterial reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including elimination of the separate breakout of Net Sales – Installation on the face of the Condensed Consolidated Statements of Operations.

   Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3:    MAJOR CUSTOMER CONCENTRATIONS

The Company sells both lighting and graphics products into its most significant market, the petroleum / convenience store market, with approximately 22% and 34% of total net sales concentrated in this market for the three months ended December 31, 2008 and 2007, respectively and approximately 21% and 32% of total net sales concentrated in this market for the six month periods ended December 31, 2008 and 2007, respectively.

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

Summarized financial information for the Company’s reportable business segments for the three and six months ended December 31, 2008 and 2007, and as of December 31, 2008 and June 30, 2008 is as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales:
Lighting Segment	$45,290	$48,811	$96,050	$96,725
Graphics Segment	15,497	35,251	40,575	77,338
	$60,787	$84,062	$136,625	$174,063

Operating income (loss):
Lighting Segment	$(11,761)	$3,731	$(9,111)	$7,498
Graphics Segment	(1,665)	3,978	(99)	10,937
	$(13,426)	$7,709	$(9,210)	$18,435

Capital expenditures:
Lighting Segment	$393	$1,321	$765	$1,868
Graphics Segment	20	539	123	675
	$413	$1,860	$888	$2,543

Depreciation and amortization:
Lighting Segment	$1,531	$1,438	$2,652	$2,783
Graphics Segment	455	811	1,324	1,688
	$1,986	$2,249	$3,976	$4,471

	December 31, 2008	June 30, 2008
Identifiable assets:
Lighting Segment	$88,052	$107,627
Graphics Segment	49,400	55,529
	137,452	163,156
Corporate	19,815	20,384
	$157,267	$183,540

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Lighting Segment net sales to the Graphics Segment	$634	$1,277	$4,079	$2,699

Graphics Segment net sales to the Lighting Segment	$657	$224	$2,566	$979

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales (a):
United States	$59,615	$82,559	$132,635	$169,488
Canada	1,172	1,503	3,990	4,575
	$60,787	$84,062	$136,625	$174,063

	December 31, 2008	June 30, 2008
Long-lived assets (b):
United States	$46,783	$48,228
Canada	731	898
	$47,514	$49,126

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
(b)	Long-lived assets includes property, plant and equipment, and other long term assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings or (loss) per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$(13,062)	$4,823	$(10,375)	$11,776

Weighted average shares outstanding during the period, net of treasury shares (a)	21,571	21,548	21,575	21,528
Weighted average shares outstanding in the Deferred Compensation Plan during the period	228	211	223	209

Weighted average shares outstanding	21,799	21,759	21,798	21,737

Basic earnings (loss) per share	$(0.60)	$0.22	$(0.48)	$0.54

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(13,062)	$4,823	$(10,375)	$11,776

Weighted average shares outstanding
- Basic	21,799	21,759	21,798	21,737

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	--	304	--	299

Weighted average shares outstanding (c)	21,799	22,063	21,798	22,036
Diluted earnings (loss) per share	$(0.60)	$0.22	$(0.48)	$0.53

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.
(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.
(c)
Options to purchase 1,513,335 common shares and 491,868 common shares during the three month periods ending December 31, 2008 and 2007, respectively, and options to purchase 1,422,031 common shares and 401,978 common shares during the six month periods ending December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2008	June 30, 2008
Inventories
Raw materials	$23,467	$25,150
Work-in-process	5,800	7,955
Finished goods	14,651	17,404
	$43,918	$50,509

Accrued Expenses
Compensation and benefits	$4,695	$7,060
Customer prepayments	883	1,820
Accrued Commissions	1,041	1,552
Legal settlement	--	2,800
Other accrued expenses	2,479	2,756
	$9,098	$15,988

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,761	$3,225
Other long-term liabilities	326	359
	$3,087	$3,584

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

Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of December 31, 2008.  Based upon the Company’s preliminary analysis, it was determined that the goodwill associated with the two remaining reporting units that contain goodwill was either fully or partially impaired. The total amount of the estimated goodwill impairment was $12,669,000, of which $11,320,000 was full impairment of the goodwill within one reporting unit in the Lighting Segment and $1,349,000 represents a partial impairment of the goodwill within one reporting unit in the Graphics Segment.  The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed.  The impairment charge was recorded in the second quarter and is considered an estimate, subject to completion of our valuation procedures.

The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing.  These include operating results, forecasts, anticipated future cash flows and market place data, to name a few.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(in thousands)	As of December 31, 2008			As of June 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Goodwill	$2,382	$--	$2,382	$15,427	$376	$15,051

Other Intangible Assets	$22,219	$8,198	$14,021	$22,219	$7,159	$15,060

	Amortization Expense of Other Intangible Assets
	December 31, 2008	December 31, 2007
Three Months Ended	$520	$583

Six Months Ended	$1,039	$1,164

The Company expects to record amortization expense over each of the next five years as follows: 2009 through 2012 -- $2,079,000; 2013 -- $1,818,000.

The carrying amounts of goodwill are as follows:

(in thousands)	December 31, 2008	June 30, 2008
Lighting Segment	$--	$11,320
Graphics Segment	2,382	3,731

Total	$2,382	$15,051

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(in thousands)	December 31, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets

Amortized Intangible Assets
Customer relationships	$7,472	$3,897	$7,472	$3,620
Patents	110	56	110	52
LED Technology firmware, software	10,448	3,731	10,448	2,985
Non-compete agreements	630	514	630	502
	18,660	8,198	18,660	7,159

Indefinite-lived Intangible Assets Trademarks and trade names	3,559	--	3,559	--
	3,559	--	3,559	--

Total Intangible Assets	$22,219	$8,198	$22,219	$7,159

NOTE 8:     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured $50 million revolving line of credit with its bank group in the U.S., all of which was available as of December 31, 2008.  While there have been some borrowings on this line of credit during the first half of fiscal 2009, there are no borrowings against this line of credit as of December 31, 2008.  A portion of this credit facility is a $20 million line of credit that expires in the third quarter of fiscal 2009.  The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2011.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company also established a $7 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2009.  Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  While there has been activity in this line of credit during the first six months of fiscal 2009, there are no borrowings against this line of credit as of December 31, 2008.

The Company is in compliance with all of its loan covenants as of December 31, 2008.

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

For the six months ended December 31, 2008, the Company recognized an additional $31,000 tax expense related to the increase in reserves for uncertain tax positions, paid net liabilities totaling $162,000, and reduced the reserve by $333,000 through the income tax provision as a result of a voluntary disclosure agreement and filing making this portion of the liability no longer required.  As of December 31, 2008, the reserve for uncertain income tax liabilities is $2,761,000, net of potential federal tax benefits.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Statements of Operation.  The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.

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

The Company paid cash dividends of $4,314,000 and $7,107,000 in the six month periods ended December 31, 2008 and 2007, respectively.  In January, 2009, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,079,000) payable on February 10, 2009 to shareholders of record as of February 3, 2009.

NOTE 11:	EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable.  The number of shares reserved for issuance is 2,250,000, of which 926,363 shares were available for future grant or award as of December 31, 2008.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2008, a total of 1,517,700 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 814,700 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2008 that will be recorded as expense in future periods is $2,566,900.  The weighted average time over which this expense will be recorded is approximately 21 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	12/31/08	12/31/07	12/31/08	12/31/07
Dividend yield	5.16%	3.27%	5.16%	3.27%
Expected volatility	41%	32%	41%	36%
Risk-free interest rate	2.16%	3.8%	3.1%	4.3%
Expected life	4.3 yrs.	4.3 yrs.	4.3 yrs.	4.3 yrs.

At December 31, 2008, the 339,300 options granted in the first six months of fiscal 2009 to both employees and non-employee directors had exercise prices ranging from $4.60 to $8.98, fair values ranging from $1.12 to $2.21, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

At December 31, 2007, the 327,900 options granted in the first six months of fiscal 2008 to employees and non-employee directors had exercise prices ranging from $17.80 to $19.76, fair values ranging from $4.19 to $5.70 per option, and remaining contractual lives of between four years and eight months and nine years and eight months.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 4.2% forfeiture rate (revised in the second quarter of fiscal 2008 from the 10% forfeiture rate previously used).  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $295,700 and $327,300 of expense related to stock options in the three months ended December 31, 2008 and 2007, respectively, and $645,100 and $599,400 in the six month periods ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company expects that approximately 668,800 outstanding stock options having a weighted average exercise price of $14.12, no aggregate intrinsic value, and weighted average remaining contractual terms of 8.7 years will vest in the future.

Information related to all stock options for the periods ended December 31, 2008 and 2007 is shown in the table below:

	Six Months Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/08	1,197,482	$14.44		$--

Granted	339,300	$8.89
Forfeitures	(19,082)
Exercised	--	n/a

Outstanding at 12/31/08	1,517,700	$13.21	6.8 years	$14,380

Exercisable at 12/31/08	814,700	$12.52	5.2 years	$--

	Six Months Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	327,900	$19.75
Forfeitures	(5,125)	$16.60
Exercised	(79,006)	$9.45

Outstanding at 12/31/07	1,227,557	$14.35	7.1 years	$5,235,800

Exercisable at 12/31/07	618,782	$11.16	5.2 years	$4,357,100

The aggregate intrinsic value of options exercised during the six months ended December 31, 2007 was $836,300.  No options were exercised in the six months ended December 31, 2008.

The Company received $642,000 of cash and 5,093 common shares of the Company’s stock from employees who exercised 79,006 options during the six months ended December 31, 2007.  Additionally, in this six month period, the Company recorded $212,300 as a reduction of federal income taxes payable, $205,900 as an increase in common stock, and $6,400 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the three months ended December 31, 2008 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$--

Vested	(212,750)	$15.62
Forfeitures	(5,550)	$16.55
Granted	339,300	$8.89

Outstanding unvested stock options at 12/31/08	703,000	$14.02	8.7 years	$14,380

Stock Compensation Awards

The Company awarded a total of 2,552 common shares in the six months ended December 31, 2008, valued at their approximate $20,000 fair market value on the date of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of December 31, 2008 there were 35 participants and all but one had fully vested account balances.  A total of 229,199 common shares with a cost of $2,580,500, and 211,151 common shares with a cost of $2,426,800 were held in the Plan as of December 31, 2008 and June 30, 2008, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this Plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.”  For fiscal year 2009, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 21,000 to 25,000 common shares of the Company.  During the six months ended December 31, 2008 and 2007, the Company used approximately $160,700 and $214,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12:   LOSS CONTINGENCY RESERVE

The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees.  Since October 2000, the Company has been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately eleven years.  Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter and, accordingly, recorded a loss contingency reserve in the fourth quarter of fiscal 2008.  Following additional discussions in the second quarter of fiscal 2009, the Company reached a full and complete settlement of all matters related to this menu board patent infringement lawsuit.  Accordingly, an additional $200,000 expense was recorded in the second quarter of fiscal 2009 and a payment of $3,000,000 was made to the plaintiffs.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales by Business Segment

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Lighting Segment	$45,290	$48,811	$96,050	$96,725

Graphics Segment	15,497	35,251	40,575	77,338

	$60,787	$84,062	$136,625	$174,063

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Net sales of $60,787,000 in the second quarter of fiscal 2009 decreased 27.7% from fiscal 2008 second quarter net sales of $84,062,000.  Lighting Segment net sales decreased 7.2% to $45,290,000 and Graphics Segment net sales decreased 56.0% to $15,497,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 22% and 34% of net sales in the second quarters of fiscal years 2009 and 2008, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 53% from last year to $13,484,000 as Lighting sales decreased 11% and Graphics sales to this market decreased 70%.  Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $2.0 million in the three month period ended December 31, 2008, representing approximately a 2% decrease from the same period last year.  In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.  See Note 3 to these financial statements on Major Customer Concentrations.

The $3.5 million or 7.2% decrease in Lighting Segment net sales is primarily the result of a $0.7 million or 2.7% decrease in commissioned net sales to the commercial / industrial lighting market, and a $3.2 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts.

The $19.8 million or 56.0% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($1.9 million decrease), two petroleum / convenience store programs ($13.4 million decrease), a menu board replacement program ($4.7 million decrease), sales of solid state LED video screens for the sports markets ($1.4 million decrease) and changes in volume or completion of other graphics programs.  These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($3.6 million), and sales of solid state LED video screens for the entertainment market ($0.7 million increase).

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

Gross profit of $13,257,000 in the second quarter of fiscal 2009 decreased 43% from the same period last year, and decreased from 27.9% to 21.8% as a percentage of net sales.  The decrease in amount of gross profit is due both to decreased Graphics net sales and margins, both product and installation, as well as decreased gross profit margin on decreased Lighting net sales.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, increased cost of materials in the Lighting Segment, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($0.3 million of increased wage, compensation and benefits costs; $0.3 million decreased supplies; $0.2 million of decreased depreciation; and $0.1 million decreased repairs and maintenance).

Selling and administrative expenses of $14,014,000 in the second quarter of fiscal year 2009 decreased $1.7 million, and increased to 23.1% as a percentage of net sales from 18.7% in the same period last year.  Employee compensation and benefits expense decreased $0.1 million in the second quarter of fiscal 2009 as compared to the same period last year.  Other changes of expense between years include decreased sales commission expense ($1.0 million), decreased warranty expense ($0.3 million), decreased outside services expense ($0.3 million), increased research & development expense ($0.2 million, primarily associated with research and development spending related to solid-state LED technology), decreased legal fees ($0.2 million), increased menu board litigation settlement costs ($0.2 million), increased bad debt expense ($0.2 million), decreased intangible asset amortization expense ($0.1 million) and decreased advertising and literature ($0.1 million).

The Company recorded an estimated impairment of goodwill in two reporting units in the second quarter of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $12,669,000 with no similar impairment expense in the second quarter of the prior year.  The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the Company.

The Company reported net interest income of $1,000 in the second quarter of fiscal 2009 as compared to net interest income of $80,000 in the same period last year.  The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash.  The Company was occasionally in a borrowing position the second quarter of fiscal 2009.

The effective tax rate in the second quarter of fiscal 2008 was 38.1%, resulting in an income tax expense of $2,966,000.  The $363,000 tax credit provision in the second quarter of fiscal 2009 reflects a credit provision of $531,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a tax provision of $168,000 associated with the impairment of goodwill.

The Company reported a net loss of $(13,062,000) in the second quarter of fiscal 2009 as compared to net income of $4,823,000 in the same period last year.  The decrease is primarily the result of decreased gross profit on decreased net sales, a $12.7 million pre-tax goodwill impairment, partially offset by decreased operating expenses and decreased income tax expense.  The diluted loss per share was $(0.60) in the second quarter of fiscal 2009, as compared to earnings per share of $0.22 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the second quarter of fiscal 2009 were 21,799,000 shares as compared to 22,063,000 shares for the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

Net sales of $136,625,000 in the first half of fiscal 2009 decreased 21.5% from fiscal 2008 first half net sales of $174,063,000.  Lighting Segment net sales decreased 0.7% to $96,050,000 and Graphics Segment net sales decreased 47.5% to $40,575,000 as compared to the prior year.  Sales to the petroleum / convenience store market represented 21% and 32% of net sales in the first half of fiscal years 2009 and 2008, respectively.  Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 49% from last year to $28,683,000 as Lighting sales were level and Graphics sales to this market decreased 68%.  Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $10.8 million in the six month period ended December 31, 2008, representing approximately a 137% increase from the same period last year.  In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.  See Note 3 to these financial statements on Major Customer Concentrations.

The $0.7 million or 0.7% decrease in Lighting Segment net sales is the net result of a $3.6 million or 6.6% increase in commissioned net sales to the commercial / industrial lighting market, and a $4.9 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts.

The $36.8 million or 47.5% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($3.7 million decrease), two petroleum / convenience store programs ($26.2 million decrease), a menu board replacement program ($15.3 million decrease), and changes in volume or completion of other graphics programs.  These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($7.9 million), sales of solid state LED video screens for the sports markets ($2.2 million increase) and for the entertainment market ($3.3 million increase).

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

Gross profit of $31,436,000 in the first half of fiscal 2009 decreased 36% from the same period last year, and decreased from 28.3% to 23.0% as a percentage of net sales.  The decrease in amount of gross profit is due both to decreased Graphics net sales and margins, both product and installation, as well as decreased gross profit margin on slightly lower Lighting net sales.  The following items also influenced the Company’s gross profit margin on a consolidated basis:  competitive pricing pressures, increased cost of materials in the Lighting Segment, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($0.7 million of decreased wage, compensation and benefits costs; $0.3 million decreased supplies; $0.3 million of decreased depreciation; $0.2 million decreased repairs and maintenance; and $0.1 decreased outside services).

Selling and administrative expenses of $27,977,000 in the first half of fiscal year 2009 decreased $2.8 million, and increased to 20.5% as a percentage of net sales from 17.7% in the same period last year.  Employee compensation and benefits expense decreased $0.6 million in the first half of fiscal 2009 as compared to the same period last year.  Other changes of expense between years include decreased sales commission expense ($0.9 million), decreased warranty expense ($0.7 million), decreased outside services expense ($0.3 million), increased research & development expense ($0.3 million, primarily associated with research and development spending related to solid-state LED technology), decreased legal fees ($0.2 million), increased menu board litigation settlement costs ($0.2 million), increased bad debt expense ($0.1 million), decreased intangible asset amortization expense ($0.1 million), decreased supplies ($0.1 million) and decreased advertising and literature ($0.1 million).

The Company recorded an estimated impairment of goodwill in two reporting units in the first half of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $12,669,000 with no similar impairment expense in the first half of the prior year.  The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the Company.

The Company reported net interest expense of $4,000 in the first half of fiscal 2009 as compared to net interest income of $212,000 in the same period last year.  The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash.  The Company was occasionally in a borrowing position the first half of fiscal 2009.

The effective tax rate in the first half of fiscal 2008 was 36.8%, resulting in an income tax expense of $6,871,000.  The $1,161,000 income tax expense in the first half of fiscal 2009 reflects a tax expense of $993,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a credit provision of $168,000 associated with the impairment of goodwill.

The Company reported a net loss of $(10,375,000) in the first half of fiscal 2009 as compared to net income of $11,776,000 in the same period last year.  The decrease is primarily the result of decreased gross profit on decreased net sales and a fiscal 2009 $12.7 million pre-tax goodwill impairment expense, partially offset by decreased operating expenses and decreased income tax expense.  The diluted loss per share was $(0.48) in the first half of fiscal 2009, as compared to earnings per share of $0.53 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the first half of fiscal 2009 were 21,798,000 shares as compared to 22,036,000 shares for the same period last year.

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

At December 31, 2008 the Company had working capital of $73.6 million, compared to $72.9 million at June 30, 2008.  The ratio of current assets to current liabilities was 4.72 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008.  The $0.7 million increase in working capital from June 30, 2008 to December 31, 2008 was primarily related to decreased accounts payable ($4.8 million), decreased accrued expenses and customer prepayments ($6.0 million and $0.9 million, respectively), increased cash and cash equivalents ($1.2 million), partially offset by decreased inventory ($6.6 million), decreased accounts receivable ($3.6 million), and decreased other current assets ($2.0 million).

The Company generated $6.6 million of cash from operating activities in the first half of fiscal 2009 as compared to a generation of $7.3 million last year.  This $0.7 million decrease in net cash flows from operating activities is primarily the net result of less net income ($22.2 million unfavorable), a non-cash goodwill impairment charge in fiscal 2009 ($12.7 million favorable), less of a reduction in accounts receivable (unfavorable change of $9.5 million), a decrease in inventories rather than an increase (favorable change of $7.6 million), less of a reduction in customer prepayments (favorable change of $10.5 million), reserve for uncertain income tax positions (unfavorable $0.2 million), a smaller decrease in accounts payable and accrued expenses (favorable change of $0.1 million), decreased depreciation and amortization (unfavorable $0.5 million), larger increases in the reserves for bad debts and inventory obsolescence (favorable $0.2 million) and an increase in deferred income tax assets rather than a decrease (unfavorable $0.3 million).  The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.

Net accounts receivable were $35.2 million and $38.9 million at December 31, 2008 and June 30, 2008, respectively.  The decrease of $3.7 million in net receivables is primarily due to a larger amount of net sales in the fourth quarter of fiscal 2008 as compared to the second quarter of fiscal 2009, plus the affect of increased DSO (Days’ Sales Outstanding).  The DSO increased from 54 days at June 30, 2008 to 63 days at December 31, 2008.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Inventories at December 31, 2008 decreased $6.6 million from June 30, 2008 levels.  Primarily in response to customer programs and the timing of shipments, inventory decreases occurred in the Lighting Segment of approximately $1.2 million (some of this inventory supports certain graphics programs) and in the Graphics Segment of approximately $5.4 million since June 30, 2008.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of January 22, 2009.  This line of credit consists of a $30 million three year committed credit facility expiring in the third quarter of fiscal 2011 and a $20 million credit facility expiring in the third quarter of fiscal 2009. Additionally, the Company has a separate $7 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of January 22, 2009, all $7 million of this line of credit is available.  As both of these lines of credit renew in the third quarter of fiscal 2009, the Company believes that the combined $57 million of credit facilities will be extended to the Company by its banks, however, at a higher interest rate due to conditions in the financial markets.  The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2009 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $0.9 million of cash related to investing activities in the first half of fiscal 2009 as compared to a generation of $5.5 million last year.  The primary change between years relates to the fiscal 2008 divestiture of short-term investments ($8.0 million unfavorable) and decreased purchase of fixed assets ($1.7 million favorable).  Capital expenditures of $0.9 million in the first half of fiscal 2009 compared to $2.5 million in the same period last year.  Spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2009 capital expenditures to approximate $3 million, exclusive of business acquisitions.

The Company used $4.5 million of cash related to financing activities in the first half of fiscal 2009 as compared to a use of $6.4 million in the same period last year.  The $1.9 million change between periods is primarily the result of lower cash dividend payments ($4,314,000 in the first half of fiscal 2009 as compared to $7,107,000 in the same period last year).  The $2.8 million reduction in dividend payments between years is primarily the net result of a special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008 with none in fiscal 2009, and a lower per share dividend rate beginning in the second quarter of fiscal 2009.  Additionally, the Company had cash flow from the exercise of stock options in the first half of fiscal 2008, while there were no exercises in the first half of fiscal 2009 ($0.8 million unfavorable).

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

On January 21, 2009 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,079,000) payable February 10, 2009 to shareholders of record on February 3, 2009.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends.  The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2009 consistent with the above dividend policy.

Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans.  The Company continues to seek out, screen and evaluate potential acquisitions that could add to the Lighting or Graphics product lines or enhance the Company’s position in selected markets.  The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.  Pursuant to a non-binding letter of intent, the Company had been involved in discussions to acquire a small producer of specialty lighting products.  However, a mutually acceptable agreement was not able to be reached and all discussions have been terminated.

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

As of December 31, 2008 the Company has recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits.  The Company has determined that these deferred state income tax assets totaling $940,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized.  Additionally, as of December 31, 2008 the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,707,000.  In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized.  Accordingly, full valuation reserves of $1,707,000 have been recorded.

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

As of December 31, 2008, the Company recognized an additional $31,000 tax expense related to the increase in reserves for uncertain tax positions.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations.  The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.

Equity Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  A $28,183,000 goodwill impairment charge was recorded as of June 30, 2008 as a result of the Company’s annual impairment test.  The impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company.  This impairment charge was recorded in the fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the Company’s stock price as of June 30, 2008.  Also see Note 7.

Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of December 31, 2008.  Based upon the Company’s preliminary analysis, it was determined that the goodwill associated with the two remaining reporting units that contain goodwill was either fully or partially impaired. The total amount of the estimated goodwill impairment was $12,669,000, of which $11,320,000 was full impairment of the goodwill within one reporting unit in the Lighting Segment and $1,349,000 represents a partial impairment of the goodwill within one reporting unit in the Graphics Segment.  The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed.  The impairment charge was recorded in the second quarter and is considered an estimate, subject to completion of our valuation procedures.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed as of December 31, 2008 under the supervision and with the participation of the Registrant’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2008, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

There have been no changes in the Registrant’s internal control over financial reporting that occurred during the most recently ended fiscal period of the Registrant or in other factors that have materially affected or are reasonably likely to materially affect the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Other than with respect to the new risk factor below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific segments and markets in which we operate.  When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current uncertain macro-economic climate, including but not limited to the effects of weakness in credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.  If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

In addition, we have significant goodwill and intangible assets recorded on our balance sheet.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.  Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08 to 10/31/08	725	$6.51	725	(1)
11/1/08 to 11/30/08	841	$6.18	841	(1)
12/1/08 to 12/31/08	--	--	--	(1)
Total	1,566	$6.33	1,566	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At December 31, 2008, the Plan held 229,199 shares of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held November 20, 2008, the following actions were taken by shareholders:

4.1	All persons nominated as Directors were elected with the votes for each person being:

Name	Shares For	Shares – Withheld Authority	Shares Abstained	Broker Non-Votes
Gary P. Kreider	10,498,144.450483	9,704,764.657053	N/A	none
Dennis B. Meyer	19,887,554.450483	315,354.657053	N/A	none
Wilfred T. O’Gara	19,887,554.450483	305,408.657053	N/A	none
Robert J. Ready	13,355,964.887911	6,846,944.219625	N/A	none
Mark A. Serrianne	19,897,025.107536	305,884.000	N/A	none
James P. Sferra	12,511,947.107536	7,690,962.000	N/A	none

4.2	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal 2009.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
20,081,936.343744	78,561	42,411.763792	none

4.3	Amendment of the Company’s Code of Regulations

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
18,904,654.481843	1,201,196.373202	97,058.252491	none

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
Roald S. Stowell
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
January 30, 2009