Form 10-K/A
period 2008-06-30
LSI INDUSTRIES INC
filed 2009-09-02
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

LSI INDUSTRIES INC.
2008 FORM 10-K/A ANNUAL REPORT

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Amendment” or “Form 10-K/A”), which amends and restates items identified below with respect to the Form 10-K, filed by LSI Industries Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “Commission”) on September 15, 2008 (the “Original Filing”), is being filed to amend information in Item 1 (Business), Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 9A (Controls and Procedures) and Item 15 (Exhibits and Financial Statement Schedules) to correct an immaterial overstatement of our goodwill and intangible asset impairment charge, to correct the composition of our reportable segments and to correct other immaterial errors. See Note 18 to the Consolidated Financial Statements for additional information. Management also revised its conclusion related to the effectiveness of internal control over financial reporting. See Item 9A, Controls and Procedures, and Management’s Report on Internal Control Over Financial Reporting (As Revised) for a description of the material weakness. The other Items as presented in the Original Filing are not being restated but are included without change in this Amendment for ease of reference. As a result of this Amendment, the Certification of Principal Executive Officer and Certification of Principal Financial Officer required by Rule 13a-14(a) and the 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, except as otherwise provided in this report, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.
This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “guidance,” “forecasts,” “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions and the results of asset impairment assessments. These risks and uncertainties also include, but are not limited to, those described in Part I, “Item IA. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission and are incorporated herein by reference. The Company undertakes no obligation to publicly revise or update any forward-looking statements, whether as a result of new information, future events or circumstances.

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
Our business is organized as follows: the Lighting Segment, which represented 60% of our fiscal 2008 net sales; the Graphics Segment, which represented 28% of our fiscal 2008 net sales; the Technology Segment, which represented 3% of our fiscal 2008 net sales; and an All Other Category, which represented 9% of our fiscal 2008 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 28%, 26%, and 25% of total net sales concentrated in this market in the fiscal years ended June 30, 2008, 2007, and 2006, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-29 of this Form 10-K/A for additional information on business segments. Net sales by segment are as follows (in thousands):

	2008	2007	2006
Lighting Segment	$183,694	$191,697	$190,744
Graphics Segment	85,244	107,764	74,109
Technology Segment	9,136	17,132	1,247
All Other Category	27,212	20,860	14,370

Total Net Sales	$305,286	$337,453	$280,470

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
Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including high-intensity discharge metal-halide lamps, fluorescent lights, and solid-state LED lights. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.
We offer our customers expertise in developing and utilizing high-performance LED (light emitting diodes) color and white lightsource solutions for our Lighting, Graphics and Technology applications, which, when combined with the Company’s lighting fixture expertise and technology has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures.
The $8.0 million or 4.2% decrease in Lighting Segment net sales in fiscal 2008 is primarily the net result of a $10.0 million or 10.3% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $17.9 million or 18.9% decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $14.9 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).
The $1.0 million or 0.5% increase in Lighting Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of an aggregate increase of an $8.1 million or 9.1% increase in commissioned net sales to the Commercial / Industrial Lighting Market, partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, quick service restaurants, and retail national accounts (totaling a net $6.7 million decrease). Net sales to Wal-Mart Stores, Inc. were approximately $30.4 million or 11% of the Company’s total net sales in fiscal 2006, and were less than 10% in fiscal 2007.

Graphics Segment
The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who desire that we become involved in the installation of either menu board systems, or interior or exterior graphics products.
Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past, approximately every five to seven years versus ten to fifteen years in the past, in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share.
The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, installation services for graphics products and solid state LED video screens for the sports and advertising markets.
The $22.5 million or 20.9% decrease in Graphics Segment net sales in fiscal 2008 is primarily the result of completion of programs for certain graphics customers or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($16.6 million decrease), two petroleum / convenience store customers ($8.0 million decrease), reduced sales to a telecommunications company ($2.2 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including sales related to an image conversion program in the petroleum / convenience store market ($6.1 million increase).
The $33.7 million or 45.4% increase in Graphics Segment net sales in fiscal 2007 as compared to fiscal 2006 is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), and to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase), partially offset by completion of programs or reduction of net sales to other graphics customers.

Technology Segment
The Technology Segment was created on June 26, 2006 when the Company acquired substantially all the net assets of SACO Technologies, Inc., which it renamed LSI Saco Technologies, at a total purchase price of $45.1 million. The new subsidiary has continued to operate in Montreal, Canada as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED (light emitting diode) technology. LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. The Company acquired SACO Technologies primarily in order to obtain LED technology and also to enter into the large format video screen business for the sports and entertainment markets. This LED technology has significant potential for the Company’s Lighting Segment to be combined with the Company’s existing lighting fixture expertise and technology to develop a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.
Operating results of LSI Saco Technologies are included in fiscal 2006 results for only five days beginning with June 26, 2006, the acquisition date. As a result, the Technology Segment reported net sales of $1,247,000 in fiscal 2006. In the full years of fiscal 2007 and fiscal 2008, net sales of the Technology Segment in all markets served were $17,132,000 and $9,136,000, respectively. The fiscal 2008 decrease in net sales is primarily attributed to a $6.5 million decrease in sales of solid-state LED sports scoreboards and video screens.
All Other Category
The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the three reportable business segments. Operating results of LSI Marcole, LSI Adapt, LSI Images as well as Corporate Administrative expenses are included in the All Other Category. The major products and services offered by operations included in the All Other Category include: electrical wire harnesses (for LSI’s light fixtures and for the white goods or appliance industry); exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and installation management services related to products of the Graphics Segment. Fiscal 2008 net sales of the All Other Category of $27,212,000 increased $6.4 million or 30% from the prior year primarily as a net result of one menu board conversion program that was completed in fiscal 2008 ($10.1 million increase), a $2.9 million decrease in sales to a second menu board customer, and decreased net sales to electrical wire harness customers ($1.2 million decrease).
Goodwill and Intangible Asset Impairment
In fiscal 2008, we recorded a $27,955,000 non-cash impairment charge in the fourth quarter as follows: goodwill ($26,175,000) and certain intangible assets ($1,780,000). Charges totaling $23,739,000 were recorded in the Graphics Segment, charges totaling $3,119,000 were recorded in the Technology Segment, and charges in the amount of $1,097,000 were recorded in the Lighting Segment. There was no similar impairment expense in fiscal 2007. The annual impairment test indicated there was a material impairment of goodwill and certain intangible assets in two of our reporting units within our Graphics Segment, one reporting unit in the Technology Segment and two reporting units in our Lighting Segment due to the combination of a decline in the market capitalization of the Company at June 30, 2008 and a decline in the estimated forecasted discounted cash flows which management attributes to a weaker economic cycle impacting certain of our customers, notably national retailers. Additionally and included in the amounts above, we determined that a certain trade name in our Lighting Segment was no longer going to be used in marketing efforts, and therefore a related intangible asset had no value as we more than ever before emphasize and rely upon the “LSI” brand name recognition in the lighting markets we serve.

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

We file reports with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC. LSI is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K/A.
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
The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs, and corrugated cartons. Materials comprise the largest component of costs, representing nearly 60% and 53% of the cost of sales in 2008 and 2007, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

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
The discussion of goodwill impairment and tax matters in Notes 6, 8 and 12 to our consolidated financial statements beginning on page F-33 is incorporated by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company has thirteen facilities:

Description	Size	Location	Status

1) LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2) LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3) LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4) LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5) Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6) Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7) LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8) LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

Description	Size	Location	Status

9) LSI Retail Graphics office and manufacturing	58,000 sq. ft. (includes 5,000 sq. ft. of office space and 38,000 sq. ft. of leased warehouse space)	Woonsocket, RI	Owned and Leased

10) LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned* and Leased

11) LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12) LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

13) LSI Saco Technologies office and manufacturing	32,000 sq. ft. (includes 9,000 sq. ft. of office space)	Montreal, Canada	Leased

*	The land at this facility is leased.
The Company considers these facilities (total of 1,421,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None in the fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-43 of this Form 10-K/A. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-46 of this Form 10-K/A. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

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
“Selected Financial Data” begins on page F-46 of this Form 10-K/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages
F-1 through F-12 of this Form 10-K/A.

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
Raw Material Price Risk
The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No significant supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2008, the raw material component of cost of goods sold subject to price risk was approximately $135 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to the rising material prices, the Company’s Lighting Segment announced price increases ranging from 3% to 6%, depending on the product, effective with August 2006 orders. Because of continued raw material cost increases, the Company announced additional selected price increases ranging from 5% to 12% effective with August 2008 orders. The Company’s Graphics Segments generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.
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

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found beginning on page F-43 in NOTE 17 of the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of June 30, 2008 and management reported that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
As of the end of the period covered by this Form 10-K/A, a re-evaluation was completed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, regarding the design and effectiveness of our disclosure controls and procedures in connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 18 to our consolidated financial statements. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to a material weakness in our internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), as described in Management’s Report on Internal Control Over Financial Reporting (As Revised) on page F-13. The Company has restated its consolidated financial statements in this Form 10-K/A to reflect the correct amount of impairment related to goodwill for the year ended June 30, 2008 and has taken certain other remedial actions as of the date of the filing of this Form 10-K/A as described further below. Therefore, management believes that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for each of the three years in the periods presented.

Changes in Internal Control
Other than as described herein, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting (As Revised) on page F-13.
Remediation Steps to Address Material Weakness
As of the date of this amended filing, the Company believes this material weakness has been remediated by the implementation of new procedures with respect to how the goodwill impairment tests are conducted. Management re-analyzed the technical application of SFAS No. 142 and re-defined its reporting units for goodwill impairment testing. The goodwill impairment tests are now performed at the operating segment level, which is the lowest level discrete financial information is available and regularly reviewed by management. These additional procedures have been designed to ensure that all technical aspects of SFAS No. 142 are properly considered and applied.

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

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities to	(b)	under equity
	be issued upon	Weighted average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in column
Plan category	rights	warrants and rights	(a))
Equity compensation plans approved by security holders	1,197,482	$14.44	1,253,040
Equity compensation plans not approved by security holders	—	—	—
Total	1,197,482	$14.44	1,253,040

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K/A.

(2)	Consolidated Financial Statement Schedules Appear as part of Item 8 of this Form 10-K/A.

(3)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K/A.

Exhibit No.	Exhibit Description

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

Exhibit No.		Exhibit Description

10.2		Amendment to Credit Agreement (Dated June 26, 2006) filed as Exhibit 10.5 to LSI’s Form 8-K filed June 29, 2006.

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

10.8	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of October 1, 1999) filed as Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended September 30, 1999.

10.9	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

10.10	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.11	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through January 25, 2006) filed as Exhibit 10.2 to LSI’s Form 8-K filed January 5, 2006.

10.12	*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

10.13	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of September 9, 2005) filed as Exhibit 10.1 to LSI’s Form 8-K filed October 18, 2005.

10.14	*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.15	*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

10.16	*	LSI Industries Inc. 2006 Corporate Officer Incentive Compensation Plan filed as Exhibit 10.1 to LSI’s Form 8-K filed January 26, 2006.

Exhibit No.		Exhibit Description

10.17		Escrow Agreement dated as of June 26, 2006 among LSI Industries Inc., Saco Technologies Inc., and The Bank of New York Trust Company, N.A. filed as Exhibit 10.1 to LSI’s Form 8-K filed June 29, 2006.

10.18		Registration Rights Agreement dated as of June 26, 2006 by and between LSI Industries Inc. and Saco Technologies Inc. filed as Exhibit 10.2 to LSI’s Form 8-K filed June 29, 2006.

10.19	*	Employment Agreement dated as of June 26, 2006 by and between 4349466 Canada Inc. and Fred Jalbout filed as Exhibit 10.3 to LSI’s Form 8-K filed June 29, 2006.

10.20		Lease Agreement between 3970957 Canada, Inc. and 4349466 Canada Inc. filed as Exhibit 10.4 to LSI’s Form 8-K filed June 29, 2006.

14		Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements
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

LSI INDUSTRIES INC.
Date: September 2, 2009	BY:	/s/ Robert J. Ready
Robert J. Ready
Chairman of the Board and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready Robert J. Ready Date: September 2, 2009	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell Date: September 2, 2009	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider Gary P. Kreider	Director
Date: September 2, 2009

/s/ Dennis B. Meyer Dennis B. Meyer	Director
Date: September 2, 2009

/s/ Wilfred T. O’Gara Wilfred T. O’Gara	Director
Date: September 2, 2009

/s/ Mark A. Serrianne Mark A. Serrianne	Director
Date: September 2, 2009

/s/ James P. Sferra James P. Sferra	Secretary; Executive Vice President - Manufacturing; and Director
Date: September 2, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
We have restated our previously issued consolidated financial statements as of June 30, 2008 and 2007 and for the years ended June 30, 2008, 2007 and 2006 as discussed in the Explanatory Note to this Form 10-K/A and in Note 18 to our consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the original filing and has not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events.
Net Sales by Business Segment

(In thousands)	2008	2007	2006

Lighting Segment	$183,694	$191,697	$190,744
Graphics Segment	85,244	107,764	74,109
Technology Segment	9,136	17,132	1,247
All Other Category	27,212	20,860	14,370

	$305,286	$337,453	$280,470

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
Results of Operations
2008 Compared to 2007
Net sales of $305,286,000 in fiscal 2008 decreased 9.5% from fiscal 2007 net sales of $337,453,000. Lighting Segment net sales decreased 4.2% to $183,694,000, Graphics Segment net sales decreased 20.9% to $85,244,000, Technology Segment net sales decreased 46.7% to $9,136,000 and net sales in the All Other Category increased 30.5% to $27,212,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 28% and 26% of net sales in fiscal years 2008 and 2007, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 2% from last year to $84,897,000 as Graphics sales to this market increased 4% and Lighting sales decreased 9%. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline. See Note 3 to these financial statements on Major Customer Concentrations.
The $8.0 million or 4.2% decrease in Lighting Segment net sales is primarily the net result of a $10.0 million or 10.3% increase in commissioned net sales to the commercial and industrial lighting market, offset by a $17.9 million or 18.9% decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (one large national retailer represented approximately $14.9 million of this reduction as their new store construction program slowed and the Company has transitioned from primarily interior lighting to primarily the exterior lighting under a new contract).

The $22.5 million or 20.9% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers or reduction of net sales to other graphics customers, including an image conversion program for a national drug store retailer ($16.6 million decrease), two petroleum / convenience store customers ($8.0 million decrease), reduced sales to a telecommunications company ($2.2 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including sales related to an image conversion program in the petroleum / convenience store market ($6.1 million increase).
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting or graphics business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting or Graphics Segment or the All Other Category, depending upon the product and/or service provided.
The $8.0 million or 46.7% decrease in Technology Segment net sales is primarily the result of reduced sales to an LED billboard customer ($2.0 million decrease), reduced sales to customers involved in sports scoreboards and video screens ($6.5 million decrease), and decreased sales of specialty LED lighting to two customers ($1.7 million decrease). These decreases were partially offset by increased sales of LED video screens to the entertainment market ($0.8 million) and advertising market ($1.2 million increase).
The $6.4 million or 30.5% increase in net sales of the All Other Category is primarily the result of a menu board conversion for a quick service restaurant retailer which was completed in fiscal 2008 ($10.1 million increase in product and installation net sales), a decrease in net sales to a second menu board customer ($2.9 million decrease), and decreased net sales to electrical wire harness customers ($1.2 million decrease).
Gross profit of $80,427,000 in fiscal 2008 decreased 10% from last year, and decreased from 26.4% to 26.3% as a percentage of net sales. The decrease in amount of gross profit is primarily due to decreased Graphics net sales and margins, both product and installation, partially offset by increased gross profit from reduced lighting net sales. The following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures; increased cost of materials; decreased direct labor reflective of less sales volume; an unfavorable $1.0 million net realizable value reserve and refurbishment reserve recorded on some Technology Segment inventory; net decreased wage, compensation and benefits costs ($0.6 million increase in Lighting, $1.0 million decrease in Graphics and $0.4 million decrease in the All Other Category); $0.5 million of decreased outside services (primarily in Graphics); $0.3 million decreased lease and rental expense (Graphics and the All Other Category); $0.3 million decreased repairs and maintenance (primarily Lighting and Graphics); $0.2 million decreased supplies; and $0.1 million decreased utilities and property taxes).

Selling and administrative expenses of $60,642,000 in fiscal year 2008 increased $3.4 million, and increased to 19.9% as a percentage of net sales from 17.0% last year. Employee compensation and benefits expense increased $0.4 million in fiscal 2008 as compared to last year (decreases of $0.5 million and $0.2 million in the Lighting and Graphics Segments, respectively, and increases of $0.5 and $0.6 million in the Technology Segment and All Other Category, respectively). Other changes of expense between years include increased sales commission expense ($2.0 million in Lighting), increased research & development expense ($1.5 million, primarily associated with research and development spending related to solid-state LED technology), increased outside services ($1.0 million primarily in the All Other Category), decreased legal expenses ($0.8 million in the All Other Category), reduced customer rebates and accommodations ($0.4 million primarily in Graphics), increased warranty expense ($0.7 million increase in the Technology Segment, partially offset by decreases of $0.1 million and $0.3 million in Lighting and Graphics, respectively), decreased bad debt expense ($0.3 million primarily in Graphics), decreased depreciation expense ($0.3 million in the All Other Category), and increased repairs and maintenance ($0.1 million in the All Other Category).
The Company recorded a $2.8 million expense in fiscal 2008 in the All Other Category related to the Company’s offer to settle in a menu board patent litigation. Even though the offer to settle this matter was made in the first quarter of fiscal 2009, as a type one subsequent event, the $2.8 million charge is required to be recorded in fiscal 2008. While the Company believes its menu board designs did not infringe upon the plaintiffs’ patents, management believes it is in the best interests of the Company to achieve certainty in this matter, and therefore has extended a settlement offer. See Note 14 for further discussion. The Company had recorded a favorable reversal of a $0.6 million loss contingency reserve in fiscal 2007 related to this same menu board patent litigation following a favorable summary judgment decision in the lower court.
In fiscal 2008, the Company recorded a $27,955,000 non-cash impairment charge in the fourth quarter as follows: goodwill ($26,175,000) and certain intangible assets ($1,780,000). Impairment charges totaling $23,739,000 were recorded in the Graphics Segment, $3,119,000 in the Technology Segment and charges in the amount of $1,097,000 were recorded in the Lighting Segment. There was no similar impairment expense in fiscal 2007. Step one of the annual impairment test indicated there was a material impairment of goodwill and certain intangible assets in two of the Company’s reporting units within its Graphics Segment, two reporting units in its Lighting Segment and one reporting unit in its Technology Segment due to the combination of a decline in the market capitalization of the Company at June 30, 2008 and a decline in the estimated forecasted discounted cash flows expected by the Company which management attributes to a weaker economic cycle impacting certain of the Company’s customers, notably national retailers. Additionally and included in the amounts above, the Company determined that a certain trade name in its Lighting Segment was no longer going to be used in marketing efforts, and therefore a related intangible asset had no value as the Company more than ever before emphasizes and relies upon its “LSI” brand name recognition in the lighting markets it serves.
The Company reported net interest income of $279,000 in fiscal 2008 as compared to net interest expense of $823,000 last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was in a borrowing position the first nine and one-half months of fiscal 2007.
The effective tax rate in fiscal 2007 was 34.5%, resulting in an income tax expense of $10,938,000. Income tax expense in fiscal 2008 was $2,357,000, which is reflective of income tax expense on the reduced normal operating results, $1.8 million of valuation reserves on the Company’s Canadian net operating loss tax benefit and on Canadian tax credits, and the tax credit provision recorded on the impairment charges (goodwill and intangible assets), some of which is not deductible for tax purposes. The Company expects an effective income tax rate in fiscal 2009 of approximately 37.5%.

The Company reported a net loss of $13,048,000 in fiscal 2008 as compared to net income of $20,789,000 last year. The decrease is primarily the result of decreased gross profit on decreased net sales, a non-cash goodwill and intangible asset impairment charge in fiscal 2008, increased operating expenses, all partially offset by decreased income tax expense and net interest income as compared to net interest expense last year. Diluted loss per share was $0.60 in fiscal 2008, as compared to diluted earnings per share of $0.95 last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2008 were 21,764,000 shares as compared to 21,924,000 shares last year.
2007 Compared to 2006
Net sales of $337,453,000 in fiscal 2007 increased 20.3% from fiscal 2006 net sales of $280,470,000. Lighting Segment net sales increased 0.5% to $191,697,000, Graphics Segment net sales increased 45.4% to $107,764,000, Technology Segment net sales increased significantly to $17,132,000 and net sales of the All Other Category increased 45.2% to $20,860,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 26% and 25% of net sales in fiscal 2007 and 2006, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were up 22% from last year to $86,147,000 as Graphics sales to this market increased significantly and Lighting sales decreased. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase (including through acquisitions) more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline.
The $1.0 million increase in Lighting Segment net sales is primarily the result of an $8.1 million or 9.1% increase in commissioned net sales to the commercial and industrial lighting market, partially offset by decreased lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (totaling a net $6.7 million decrease). The Company implemented price increases in fiscal year 2006 and August 2006 on many of its lighting products to follow general trends in the industry to recover the cost of increasing material components.
The $33.7 million or 45.4% increase in Graphics Segment net sales is primarily the result of increased net sales related to two image conversion programs in the petroleum / convenience store market ($22.6 million increase), to an image conversion program and normal sales to a national drug store retailer ($15.9 million increase), partially offset by completion of programs or reduction of net sales from other graphics customers.
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting, graphics or menu board business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting or Graphics Segments or in the All Other Category, depending upon the product and/or service provided.
The $15.9 million increase in net sales of the Technology Segment is reflective of having LSI Saco Technologies included in the operating results for the full year in fiscal 2007 as compared to only five days in fiscal 2006. Fiscal 2007 net sales were made into the entertainment market ($1.7 million), the sports market ($8.4 million), the billboard advertising market ($2.0 million) and speciality LED lighting ($5.0 million).

The $6.5 million or 45.2% increase in net sales of the All Other Category is primarily the result of increased net sales for a menu board conversion program for a quick service restaurant retailer ($9.9 million increase), partially offset by less installation project management in fiscal 2007 ($2.2 million reduction), decreased net sales to electrical wire harness customers ($0.2 million decrease) and other net reductions in menu board programs.
Gross profit of $89,179,000 in fiscal 2007 increased 25% from last year, and increased as a percentage of net sales to 26.4% as compared to 25.5% last year. The increase in the gross profit percentage is primarily due to the increased weighting of net sales from the more profitable Graphics and Technology Segments. The increase in amount of gross profit is due primarily to the net effects of the 20% increase in net sales (made up of a 0.5% increase in the Lighting Segment, a 45.4% increase in the Graphics Segment, a more than ten-fold increase in the Technology Segment and a 45.2% increase in net sales of the All Other Category), and increased margins on installation revenue. The Company’s fiscal 2006 and fiscal 2007 sales price increases on select lighting products improved fiscal 2007 gross profit as well. The following items also influenced the Company’s gross profit margin on a consolidated basis in support of increased production requirements: competitive pricing pressures, $2.5 million of increased wage, compensation and benefits costs ($0.8 million in Lighting, $1.2 million in Graphics and $0.5 million in Technology); $0.6 million of increased outside services ($0.3 million each in Lighting and Graphics); $0.4 million of increased factory supplies (primarily in Lighting and Graphics); $0.3 million of increased rent expense (primarily in Technology); $0.3 million increased repairs and maintenance; $0.3 million increased depreciation expense ($0.2 million in both Graphics and Technology); $0.4 million decreased utilities and property taxes ($0.5 million decrease in Lighting and $0.1 million increase in Technology).
Selling and administrative expenses of $57,219,000 in fiscal year 2007 increased $7.3 million, but decreased to 17.0% as a percentage of net sales from 17.8% last year. Employee compensation and benefits expense increased $1.7 million in fiscal 2007 (with increases of $0.8 million in Lighting, $0.6 million in Graphics, $0.8 million in Technology, and a decrease of $0.5 million in the All Other Category) as compared to last year. Other changes of expense between years include increased expense related to amortization of intangible assets ($1.8 million, primarily associated with the intangible assets in the All Other Category), increased research & development expense ($1.3 million, primarily associated with research and development spending in the All Other Category related to solid-state LED technology), increased customer accommodations ($0.8 million primarily in Graphics), increased bad debt expense ($0.1 million decrease in Lighting, $0.3 million increase in Graphics and $0.1 million increase in Technology), increased depreciation expense ($0.1 million in Technology), increased product warranty expense ($0.3 million in Graphics), increased legal expenses ($0.2 million in the All Other Category) and increased sales commissions ($0.2 million in Lighting). Additionally, the Company reversed a loss contingency reserve related to a menu board patent litigation ($0.6 million in the All Other Category) in fiscal 2007 with no similar item in the prior year.
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
At June 30, 2008 the Company had working capital of $72.9 million, compared to $68.4 million at June 30, 2007. The ratio of current assets to current liabilities was 3.32 to 1 as compared to a ratio of 2.24 to 1 at June 30, 2007. The $4.5 million increase in working capital from June 30, 2007 to June 30, 2008 was primarily related to decreased accrued expenses and customer prepayments ($2.4 million and $16.7 million, respectively), increased inventories ($0.8 million), increased refundable income taxes ($1.5 million), decreased accounts payable ($4.4 million), partially offset by decreased net accounts receivable ($16.9 million), decreased cash and short-term investments ($3.7 million), and decreased other current assets ($0.7 million).
The Company generated $12.7 million of cash from operating activities in fiscal 2008 as compared to a generation of $37.0 million last year. The $24.3 million decrease in net cash flows from operating activities in fiscal 2008 is primarily the net result of less net income ($33.8 million unfavorable), a fiscal 2008 non-cash impairment charge ($28.0 million favorable), a decrease rather than an increase in accounts receivable (favorable change of $21.5 million), a reduction rather than an increase in customer prepayments (unfavorable change of $30.7 million), a larger increase in refundable income taxes (an unfavorable change of $1.2 million), a reduction rather than increase in the allowance for doubtful accounts (unfavorable change of $0.4 million), a smaller increase in inventories (favorable change of $3.7 million), a larger decrease in accounts payable and accrued expenses (unfavorable change of $4.5 million), an increase rather than a decrease in deferred income tax assets (unfavorable change of $5.4 million), decreased depreciation and amortization (unfavorable $0.2 million), less expense related to the non-qualified deferred compensation plan (unfavorable $0.1 million), increased stock option expense (favorable $0.5 million), less of a loss on disposal of fixed assets (unfavorable $0.2 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program reported in the All Other Category.
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
Inventories at June 30, 2008 increased $0.8 million from June 30, 2007 levels. Primarily in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $0.5 million (some of this inventory supports certain programs in the Graphics Segment and All Other Category) and the Graphics Segment of approximately $0.2 million since June 30, 2007. The $4.4 million decrease in accounts payable from June 30, 2007 to June 30, 2008 is primarily related to flow of materials in support of anticipated sales and production volume.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $50 million revolving line of credit with its bank group, with all $50 million of the credit line available as of August 19, 2008. This line of credit consists of a $30 million three year committed credit facility expiring in fiscal 2011 and a $20 million credit facility expiring in the third quarter of fiscal 2009. Additionally, the Company has a separate $7 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of August 19, 2008 $5.6 million of this line of credit is available. The Company believes that the total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2009 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
The Company generated $4.3 million of cash related to investing activities in fiscal 2008 as compared to a use of $10.3 million last year. The primary change between years relates to the fiscal 2007 purchase of $8.0 million of short-term investments and subsequent divestiture in fiscal 2008 ($16.0 million favorable change), decreased purchase of fixed assets ($2.2 million favorable), and decreased proceeds from the sale of fixed assets ($3.8 million unfavorable, primarily as two significant rental LED video screens in the Technology Segment were sold in fiscal 2007). Capital expenditures of $3.7 million in fiscal 2008 compared to $6.0 million last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2009 capital expenditures to approximate $5 million, exclusive of business acquisitions.
The Company used $12.7 million of cash related to financing activities in fiscal 2008 as compared to a use of $27.3 million last year. The primary change between years relates to $16.6 million of net payments of long-term debt in fiscal 2007 as compared to net payments of zero in fiscal 2008, and $0.5 million of increased exercise of stock options. These favorable changes between years were partially offset by $2.6 million of additional cash dividend payments in fiscal 2008.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations as of June 30, 2008 (a)
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	6,620	1,777	2,702	1,983	158
Purchase Obligations	15,926	15,894	32	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$22,546	$17,671	$2,734	$1,983	$158

(a)	The liability for uncertain tax positions of $3.2 million is not included due to the uncertainty of timing of payments.
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

Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans. The Company continues to seek out, screen and evaluate potential acquisitions that could add to the Lighting, Graphics, Technology or All Other Category product lines or enhance the Company’s position in selected markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.
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
Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment. However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed. Other than normal product warranties or the possibility of installation or post-shipment service, support and maintenance of certain solid state LED video screens, billboards, or active digital signage, the Company has no post-shipment responsibilities.
Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties.

Service revenue from integrated design, project and construction management, and site permitting is recognized when all products have been installed at each individual retail site of the customer on a proportional performance basis.
Shipping and handling revenue coincides with the recognition of revenue from sale of the product.
The Company evaluates the appropriateness of revenue recognition in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of SOP 97-2.
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
During fiscal 2008, the Company recorded net increases related to reserves for uncertain tax positions to bring the June 30, 2008 liability to $3,225,000 as more fully discussed in Note 8 to these financial statements. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statement of Operations. While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

Equity Compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.
Asset Impairment
Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. The Company has completed its annual analysis and test for impairment of goodwill and other intangible assets, and as a result, it was determined that certain goodwill and other intangible assets were impaired. As a result, a $27,209,000 impairment charge was recorded as of June 30, 2008. Also see Note 6. There were no impairment charges related to goodwill and other intangible assets recorded by the Company during fiscal 2007 or 2006.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 157.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. SFAS No. 158 requires companies to measure plan assets and benefit obligations at year-end for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company has adopted the disclosure provisions of SFAS No. 158 and as such, did not have a significant impact on its consolidated results of operations, cash flows or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and, as a result, this Statement did not have any impact on its consolidated results of operations, cash flows or financial position.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(AS REVISED)
The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2008, based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our Chief Executive Officer and Chief Financial Officer previously concluded that our internal control over financial reporting was effective as of June 30, 2008 and management reported that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Based on LSI’s re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was not effective as of June 30, 2008 due to a material weakness in its internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, which led to an immaterial overstatement of our goodwill and intangible asset impairment charge recorded as of June 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm has identified the foregoing material weakness in the attestation report it has issued on the effectiveness of the Company’s internal control over financial reporting, which is presented on page F-15. The Company believes this material weakness has been remediated by the implementation of new procedures with respect to how the goodwill impairment tests are conducted.
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited LSI Industries Inc.’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our report dated September 11, 2008, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified, which caused the annual and interim consolidated financial statements to be restated, as described in Note 18 to the consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 as expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company had a material weakness in its internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, which led to an immaterial overstatement of the goodwill and intangible asset impairment charge recorded as of June 30, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated September 11, 2008 (September 2, 2009 as to the effects of the restatement discussed in Note 18 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2008
(September 2, 2009 as to the effects of the material weakness described in Management’s Report On Internal Control Over Financial Reporting (As Revised))

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
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2008 (September 2, 2009 as to the effects of the material weakness described in Management’s Report On Internal Control Over Financial Reporting, As Revised) expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2008
(September 2, 2009 as to the effects of the restatement discussed in Note 18 to the consolidated financial statements)

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2008, 2007, and 2006
(In thousands, except per share)

	2008	2007	2006

Net sales	$305,286	$337,453	$280,470

Cost of products and services sold	224,859	248,274	209,057

Gross profit	80,427	89,179	71,413

Selling and administrative expenses	60,642	57,219	49,898

Loss contingency (see Note 14)	2,800	(590)	—

Goodwill and intangible asset impairment	27,955	—	—

Operating income (loss)	(10,970)	32,550	21,515

Interest (income)	(360)	(139)	(550)

Interest expense	81	962	78

Income (loss) before income taxes	(10,691)	31,727	21,987

Income tax expense	2,357	10,938	7,544

Net income (loss)	$(13,048)	$20,789	$14,443

Earnings (loss) per common share (see Note 4)

Basic	$(0.60)	$0.96	$0.72

Diluted	$(0.60)	$0.95	$0.71

Weighted average common shares outstanding

Basic	21,764	21,676	20,194

Diluted	21,764	21,924	20,429

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007
(In thousands, except shares)

	2008	2007

ASSETS

Current Assets

Cash and cash equivalents	$6,992	$2,731

Short-term investments	—	8,000

Accounts receivable, less allowance for doubtful accounts of $585 and $822, respectively	38,857	55,750

Inventories	50,509	49,731

Refundable income taxes	1,834	364

Other current assets	6,111	6,782

Total current assets	104,303	123,358

Property, Plant and Equipment, at cost
Land	6,190	6,180
Buildings	33,344	32,920
Machinery and equipment	62,473	59,515
Construction in progress	125	2,232

	102,132	100,847
Less accumulated depreciation	(57,378)	(53,289)

Net property, plant and equipment	44,754	47,558

Goodwill, net	16,025	42,200

Other Intangible Assets, net	15,060	19,166

Other Assets, net	4,072	1,330

Total assets	$184,214	$233,612

The accompanying notes are an integral part of these financial statements.

	2008	2007

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,452	$19,834
Accrued expenses	15,988	35,127

Total current liabilities	31,440	54,961

Deferred Income Taxes	—	2,175

Other Long-Term Liabilities	3,584	415

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,585,390 and 21,493,327 shares, respectively	81,665	79,326
Retained earnings	67,525	96,735

Total shareholders’ equity	149,190	176,061

Total liabilities & shareholders’ equity	$184,214	$233,612

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2008, 2007, and 2006
(In thousands, except per share)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2005	19,870	$54,405	$83,635	$138,040
Net income	—	—	14,443	14,443
Stock compensation awards	2	41	—	41
Purchase of treasury shares, net	(2)	(111)	—	(111)
Deferred stock compensation	—	903	—	903
Stock option expense	—	428	—	428
Stock options exercised, net	173	2,039	—	2,039
Common shares issued for acquisition	1,419	20,382	—	20,382
Dividends — $0.56 per share	—	—	(11,180)	(11,180)

Balance at June 30, 2006	21,462	78,087	86,898	164,985
Net income	—	—	20,789	20,789
Stock compensation awards	3	44	—	44
Purchase of treasury shares, net	(16)	(292)	—	(292)
Deferred stock compensation	—	229	—	229
Stock option expense	—	721	—	721
Stock options exercised, net	44	537	—	537
Dividends — $0.51 per share	—	—	(10,952)	(10,952)

Balance at June 30, 2007	21,493	79,326	96,735	176,061
Net (loss)	—	—	(13,048)	(13,048)
Adoption of FIN 48 — reserve for uncertain tax positions	—	—	(2,582)	(2,582)
Stock compensation awards	2	44	—	44
Purchase of treasury shares, net	(7)	(177)	—	(177)
Deferred stock compensation	—	150	—	150
Stock option expense	—	1,246	—	1,246
Stock options exercised, net	97	1,076	—	1,076
Dividends — $0.63 per share	—	—	(13,580)	(13,580)

Balance at June 30, 2008	21,585	$81,665	$67,525	$149,190

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Cash Flows From Operating Activities

Net income (loss)	$(13,048)	$20,789	$14,443

Non-cash items included in net income (loss)
Depreciation and amortization	8,789	9,002	6,773
Goodwill and intangible asset impairment	27,955	—	—
Deferred income taxes	(5,904)	545	569
Deferred compensation plan	150	229	903
Stock option expense	1,246	721	428
Issuance of common shares as compensation	44	44	41
(Gain) loss on disposition of fixed assets	59	245	(47)
Allowance for doubtful accounts	(237)	166	(460)
Inventory obsolescence reserve	(32)	22	21

Change (excluding effects of acquisitions) in
Accounts receivable, gross	17,130	(4,359)	867
Inventories, gross	(746)	(4,408)	(1,976)
Refundable income taxes	(1,470)	(225)	(139)
Accounts payable	(4,382)	(3,140)	4,901
Accrued expenses and other	(224)	3,281	(8,865)
Customer prepayments	(16,670)	14,052	4,168

Net cash flows from operating activities	12,660	36,964	21,627

Cash Flows From Investing Activities

Purchases of property, plant, and equipment	(3,723)	(5,960)	(3,754)
Proceeds from sale of fixed assets	5	3,846	116
Purchases of short-term investments	—	(8,000)	(9,000)
Proceeds from sale of short-term investments	8,000	—	9,000
Acquisition of a business, net of cash received	—	(141)	(22,043)

Net cash flows from (used in) investing activities	4,282	(10,255)	(25,681)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	958	9,881	16,528
Payment of long-term debt	(958)	(26,474)	(7,110)
Cash dividends paid	(13,580)	(10,952)	(11,180)
Exercise of stock options	1,076	537	2,039
Issuance of treasury shares	85	15	262
Purchase of treasury shares	(262)	(307)	(373)

Net cash flows from (used in) financing activities	(12,681)	(27,300)	166

Increase (decrease) in cash and cash equivalents	4,261	(591)	(3,888)

Cash and cash equivalents at beginning of year	2,731	3,322	7,210

Cash and cash equivalents at end of year	$6,992	$2,731	$3,322

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
Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment. However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed. Other than normal product warranties or the possibility of installation or post-shipment service, support and maintenance of certain solid state LED video screens, billboards, or active digital signage, the Company has no post-shipment responsibilities.
Installation revenue is recognized when the products have been fully installed. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities, other than normal warranties.
Service revenue from integrated design, project and construction management, and site permitting is recognized when all products have been installed at each individual retail site of the customer on a proportional performance basis.
Shipping and handling revenue coincides with the recognition of revenue from sale of the product.
The Company evaluates the appropriateness of revenue recognition in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of SOP 97-2.
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
Intangible Assets:
Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company’s balance sheet and the definite-lived intangible assets are being amortized to expense on a straight line basis over periods ranging between two and twenty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 6. The Company periodically evaluates intangible assets for permanent impairment.
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
New Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information, see Note 8 to the Consolidated Financial Statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year 2007. SFAS No. 158 requires companies to measure plan assets and benefit obligations at year-end for fiscal years ending after December 15, 2008, or the Company’s fiscal year 2009. The Company has adopted the disclosure provisions of SFAS No. 158 and as such, did not have a significant impact on its consolidated results of operations, cash flows or financial position.
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The objective of the pronouncement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or in the Company’s case, July 1, 2008. The Company has not made any fair value elections under SFAS No. 159 and, as a result, this Statement did not have any impact on its consolidated results of operations, cash flows or financial position.
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
Reclassifications:
Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year. In Note 2, the disclosure for the fiscal years ending June 30, 2007 and 2006 was revised to eliminate intangible assets and goodwill from the disclosure on long-lived assets in order to be consistent with current year disclosure. A new line item titled “loss contingency” was added to the statement of operations to report a settlement on a menu board patent litigation, thereby requiring a break out of a related item in fiscal 2007.

Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
NOTE 2 — BUSINESS SEGMENT INFORMATION
Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Technology) and an All Other Category.
The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting. These operations have been integrated, thereby allowing the Company to achieve similar economic characteristics and meet the other requirements for aggregation in segment reporting.
The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid-state LED digital advertising and sports video screens. These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports, and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics and meet the other requirements for aggregation in segment reporting.
The Technology Segment designs and produces high-performance light engines, large format video screens using LED (light emitting diode) technology, and certain specialty LED lighting. The primary markets served with LED video screens are the entertainment market, outdoor advertising billboards and sports markets not served by our Graphics Segment. The Technology Segment includes the operations of LSI Saco Technologies.
The All Other Category includes the Company’s operating segments that do not meet the aggregation criteria, nor the criteria to be a separate reportable segment. Operations of LSI Marcole (electrical wire harnesses), LSI Images (menu board systems), and LSI Adapt (surveying, permitting and installation management services related to products of the Graphics Segment) are combined in the All Other Category. Additionally, the Company’s Corporate Administration expense is included in the All Other Category.
The Company recorded an impairment of goodwill and certain intangible assets in fiscal 2008 in the amount of $27,955,000. These non-cash charges are included in the Graphics Segment in the amount of $23,739,000, in the Technology Segment in the amount of $3,119,000 and in the Lighting Segment in the amount of $1,097,000. See further discussion in Note 6. The Company also recorded an expense of $2,800,000 in fiscal 2008 for a loss contingency in the All Other Category related to a menu board patent litigation. See Note 14.

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of June 30, 2008, June 30, 2007 and June 30, 2006:

(In thousands)	2008	2007	2006
Net sales:
Lighting Segment	$183,694	$191,697	$190,744
Graphics Segment	85,244	107,764	74,109
Technology Segment	9,136	17,132	1,247
All Other Category	27,212	20,860	14,370

	$305,286	$337,453	$280,470

Operating income (loss):
Lighting Segment	$15,310	$17,219	$17,762
Graphics Segment	(14,027)	19,012	10,596
Technology Segment	(4,876)	480	(5)
All Other Category	(7,377)	(4,161)	(6,838)

	$(10,970)	$32,550	$21,515

Capital expenditures:
Lighting Segment	$1,950	$4,139	$2,213
Graphics Segment	886	861	1,449
Technology Segment	270	730	—
All Other Category	617	230	92

	$3,723	$5,960	$3,754

Depreciation and amortization:
Lighting Segment	$3,852	$3,804	$3,906
Graphics Segment	1,299	1,345	1,105
Technology Segment	663	617	13
All Other Category	2,975	3,236	1,749

	$8,789	$9,002	$6,773

	June 30,	June 30,	June 30,
	2008	2007	2006
Identifiable assets:
Lighting Segment	$97,169	$91,756	$93,488
Graphics Segment	34,517	59,541	52,816
Technology Segment	13,806	42,549	57,750
All Other Category	38,722	39,766	20,347

	$184,214	$233,612	$224,401

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2008	2007	2006

Lighting Segment intersegment net sales	$4,278	$3,844	$3,632

Graphics Segment intersegment net sales	$1,781	$1,607	$789

Technology Segment intersegment net sales	$814	$17	$—

All Other Category intersegment net sales	$12,755	$11,411	$4,317

Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.
Identifiable assets are those assets used by each segment in its operations. Corporate assets, which consist primarily of cash and cash equivalents and short-term investments, refundable income taxes, and certain intangible assets, are included in the All Other Category.
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2008	2007	2006
Net sales (a):
United States	$296,150	$320,321	$279,223
Canada	9,136	17,132	1,247

	$305,286	$337,453	$280,470

	June 30,	June 30,	June 30,
	2008	2007	2006
Long-lived assets (b):
United States	$47,928	$47,907	$49,885
Canada	898	981	3,875

	$48,826	$48,888	$53,760

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.
NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS
The Company’s net sales to a major customer in the Lighting Segment, Wal-Mart Stores, Inc., represented approximately $30,443,000 or 11% of consolidated net sales in fiscal year 2006. There were no net sales to major customers in fiscal years 2008 or 2007 that represented a sales concentration. The Company had a concentration of receivables with 7-Eleven, Inc. totaling $7,668,000 or about 14% of total net accounts receivable as of June 30, 2007. There was no concentration of receivables as of June 30, 2008.

NOTE 4 — EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2008	2007	2006

BASIC EARNINGS PER SHARE

Net income (loss)	$(13,048)	$20,789	$14,443

Weighted average shares outstanding during the period, net of treasury shares (a)	21,554	21,476	19,998
Weighted average shares outstanding in the Deferred Compensation Plan during the period	210	200	196

Weighted average shares outstanding	21,764	21,676	20,194

Basic earnings (loss) per share	$(0.60)	$0.96	$0.72

DILUTED EARNINGS PER SHARE

Net income (loss)	$(13,048)	$20,789	$14,443

Weighted average shares outstanding

Basic	21,764	21,676	20,194

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	248	235

Weighted average shares outstanding (c)	21,764	21,924	20,429

Diluted earnings (loss) per share	$(0.60)	$0.95	$0.71

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 563,467 common shares, 206,261 common shares and 3,748 common shares at June 30, 2008, 2007, and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.
NOTE 5 — BALANCE SHEET DATA
The following information is provided as of June 30:

(In thousands)	2008	2007

Inventories:
Raw materials	$25,150	$23,111
Work-in-process	7,955	8,211
Finished goods	17,404	18,409

	$50,509	$49,731

Accrued Expenses:
Compensation and benefits	$7,060	$8,837
Customer prepayments	1,820	18,490
Accrued sales commissions	1,552	1,287
Accrued income taxes	—	1,726
Loss contingency	2,800	—
Other accrued expenses	2,756	4,787

	$15,988	$35,127

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
The Company identified its reporting units in conjunction with its annual goodwill impairment testing. In connection with the integration of its most recent acquisition, LSI Saco Technologies, the Company allocated certain amounts of the goodwill and intangible assets that resulted from the LSI Saco Technologies acquisition to certain of its reporting units based upon the relative fair values of these reporting units. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing. These include operating results, forecasts, anticipated future cash flows and market place data, to name a few. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.
The Company performed its annual goodwill impairment test as of July, 1 2008. For purposes of this test, the Company determined that it has six operating segments or individual subsidiaries, which were determined to be the Company’s reporting units, that have goodwill. Based upon the Company’s analysis, it was determined that the goodwill associated with three reporting units was either fully or partially impaired in the amount of $26,175,000. It was also determined that other intangible assets associated with three reporting units was either fully or partially impaired. The total amount of impairment associated with other intangible assets was $1,780,000. Total impairment for both goodwill and other intangible assets was $27,955,000. The majority of impairment charges occurred in the Graphics Segment and totaled $23,739,000. The remaining impairment charges occurred in the Lighting Segment in the amount of $1,097,000 and in the Technology Segment in the amount of $3,119,000. The majority of the impairment charge in the Lighting Segment occurred as a result of the fiscal 2008 review of long-lived assets in connection with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” It was determined that a certain trade name was fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008 related to this trade name. The remaining impairment charge of $27,209,000 was primarily comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company. This impairment charge was recorded in fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the company’s stock price as of June 30, 2008. A similar analysis was performed in fiscal 2008 and 2007 as of July 1, 2007 and 2006, respectively, and there was no impairment of Goodwill.

The following table presents information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of June 30, 2008			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	$16,549	$524	$16,025	$44,585	$2,385	$42,200

Other Intangible Assets	$22,219	$7,159	$15,060	$24,173	$5,007	$19,166

Changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2008, by operating segment, are as follows:

	Lighting	Graphics	Technology	All Other
(In thousands)	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2006	$11,671	$24,030	$20,370	$3,731	$59,802

Acquisition	—	—	141	—	141

Reclassification to intangible assets	(351)	—	(17,392)	—	(17,743)

Balance as of June 30, 2007	11,320	24,030	3,119	3,731	42,200

Impairment	—	(23,056)	(3,119)	—	(26,175)

Balance as of June 30, 2008	$11,320	$974	$—	$3,731	$16,025

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Customer relationships	$7,472	$3,620	$7,472	$3,068
Trademarks and tradenames	—	—	1,954	151
Patents	110	52	110	45
LED Technology firmware, software	10,448	2,985	10,448	1,493
Non-compete agreements	630	502	630	250

	18,660	7,159	20,614	5,007

Indefinite-lived Intangible Assets
Tradenames	3,559	—	3,559	—

	3,559	—	3,559	—

Total Intangible Assets	$22,219	$7,159	$24,173	$5,007

Aggregate amortization expense for other intangible assets was $2,326,000 in fiscal 2008, $2,328,000 in fiscal 2007 and $479,000 in fiscal 2006.
The Company expects to record amortization expense over the next five years as follows: 2009 through 2010 — $2,079,000; 2011 through 2012 — $2,080,000; 2013 — $1,817,000.
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
The Company recognized $385,000 tax expense in fiscal 2008 related to the increase in current period uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statement of Operations. While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.

The fiscal 2008 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)

Unrecognized tax reserve — July 1, 2007 Adoption	$2,449
Increases — tax positions in prior period	349
Decreases — tax positions in prior period	—
Increases — tax positions in current period	436
Decreases — tax positions in current period	—
Settlements and payments	(179)
Lapse of statute of limitations	(15)

Unrecognized tax reserve — June 30, 2008	$3,040

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

NOTE 11 — LEASES AND PURCHASE COMMITMENTS
The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,554,000 in 2008, $2,779,000 in 2007, and $2,241,000 in 2006. Minimum annual rental commitments under non-cancelable operating leases are: $1,777,000 in 2009, $1,372,000 in 2010, $1,330,000 in 2011, $1,031,000 in 2012 and $952,000 in 2013. Purchase commitments, including minimum annual rental commitments, of the Company totaled $22,546,000 and $17,907,000 as of June 30, 2008 and June 30, 2007 respectively.
NOTE 12 — INCOME TAXES
The following information is provided for the years ended June 30:

(In thousands)	2008	2007	2006

Components of income (loss) before income taxes
United States	$(5,818)	$32,376	$21,992
Foreign	(4,873)	(649)	(5)

Income (loss) before income taxes	$(10,691)	$31,727	$21,987

Provision (benefit) for income taxes:
Current
U.S. federal	$7,523	$9,898	$6,831
State and local	928	495	451
Foreign	(190)	—	(1)

Total current	8,261	10,393	7,281

Deferred	(5,904)	545	263

Total provision for income taxes	$2,357	$10,938	$7,544

Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	(5.8)	1.2	1.7
Impact of Foreign Operations	(1.3)	(1.0)	—
Federal and state tax credits	4.4	(1.5)	(1.3)
Goodwill	(36.2)	—	—
Valuation allowance	(15.6)	—	(0.7)
Other	(2.5)	0.8	(0.4)

Effective tax rate	(22.0)%	34.5%	34.3%

The components of deferred income tax assets and (liabilities) at June 30, 2008 and 2007 are as follows:

(In thousands)	2008	2007

Reserves against current assets	$377	$387
Accrued expenses	1,191	1,118
Depreciation	(4,065)	(4,842)
Loss contingency	1,059	—
Goodwill, acquisition costs and intangible assets	4,832	407
Deferred compensation	900	847
State net operating loss carryover and credits	940	960
Foreign net operating loss carryover and credits	1,819	453
Valuation reserve	(1,819)	—

Net deferred income tax asset (liability)	$5,234	$(670)

Reconciliation to the balance sheets as of June 30, 2008 and 2007:

(In thousands)	2008	2007

Deferred income tax asset (liability) included in:
Other current assets	$2,627	$1,505
Long-term deferred income tax asset (liability)	2,607	(2,175)

Net deferred income tax asset (liability)	$5,234	$(670)

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

NOTE 14 — LOSS CONTINGENCY
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
NOTE 15 — RELATED PARTY TRANSACTIONS
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
The acquisition has been accounted for as a purchase, effective on the date of acquisition. The total purchase price exceeded the estimated fair value of net assets by approximately $42.8 million. The valuation study related to the intangible assets and goodwill was completed in Fiscal 2007 of which $17.7 million was identified as various intangible assets. Of the total intangible assets identified, $1.7 million is included in the assets of the Graphics Segment, $1.8 million is included in the assets of the Technology Segment, $0.4 million is included in the assets of the Lighting Segment and the remaining $13.8 million is considered a corporate asset in the All Other Category. The remaining goodwill of $25.1 million is included in the assets of the Graphics Segment ($10.8 million), the Technology Segment ($3.1 million) and the Lighting Segment ($11.2 million). Identified definite-lived intangible assets were amortized beginning July 1, 2006 over appropriate lives, whereas goodwill and indefinite-lived intangible assets are not amortized to expense on the Company’s financial statements. Approximately 75% of the $3.1 million of goodwill on the books of LSI Saco Technologies is amortizable to expense for Canadian tax purposes. The Company’s consolidated financial statements for Fiscal 2006 include the results of LSI Saco Technologies from the June 26, 2006 date of acquisition. See Note 6 for discussion of impairment of some of this goodwill and certain of these intangible assets.

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year
				(b)	(b)
2008

Net sales	$90,001	$84,062	$64,780	$66,443	$305,286
Gross profit	25,751	23,459	15,982	15,235	80,427
Loss contingency	—	—	—	2,800	2,800
Goodwill and intangible asset impairment	—	—	—	27,955	27,955
Net income (loss)	6,953	4,823	997	(25,821)	(13,048)

Earnings (loss) per share
Basic	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)
Diluted	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)

Range of share prices
High	$21.39	$23.05	$18.65	$14.41	$23.05
Low	$15.70	$17.42	$8.12	$8.04	$8.04

2007

Net sales	$86,667	$81,640	$75,323	$93,823	$337,453
Gross profit	23,122	22,194	18,474	25,389	89,179
Net income	5,495	5,035	3,298	6,961	20,789

Earnings per share
Basic	$0.25	$0.23	$0.15	$0.32	$0.96	(a)
Diluted	$0.25	$0.23	$0.15	$0.32	$0.95

Range of share prices
High	$18.95	$20.81	$20.04	$18.45	$20.81
Low	$12.83	$15.22	$15.22	$14.65	$12.83

2006

Net sales	$70,900	$73,322	$64,504	$71,744	$280,470
Gross profit	18,712	18,837	15,053	18,811	71,413
Net income	3,669	3,906	2,415	4,453	14,443

Earnings per share
Basic	$0.18	$0.20	$0.12	$0.22	$0.72
Diluted	$0.18	$0.19	$0.12	$0.22	$0.71

Range of share prices
High	$19.15	$19.94	$17.09	$18.56	$19.94
Low	$13.82	$15.16	$12.71	$12.00	$12.00

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

(b)	The results for the quarter and year ended June 30, 2008 have been restated as discussed in Note 18.
At August 18, 2008, there were 419 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

NOTE 18 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s 2008 Consolidated Financial Statements, the Company’s management determined that there were errors in its determination of reportable segments and the amount of goodwill impairment expense.
The Company has restated its reportable business segments by expanding from two segments to three segments, and has added an All Other Category. All segment data has therefore been conformed to the new business segment structure as more fully discussed in Note 2.
The Company also incorrectly reported the amount of goodwill impairment expense. This error was the result of aggregating certain of its operating segments or individual companies together and performing the impairment test at that aggregated level rather than at the level of the individual operating segment or individual company.
In addition, the Company incorrectly included a non-cash use of $2,582,000 related to the change in the Reserve for uncertain tax positions charged against retained earnings in the cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended June 30, 2008, with an offsetting amount included in the change in Accrued Expenses and other. The Company also corrected a typographical error in the change in Accrued Expenses and other within the operating activities section of the Consolidated Statement of Cash Flows for the year ended June 30, 2008.
The Company has restated its consolidated financial statements as of and for the year ended June 30, 2008 to correct the errors noted above as follows:

	As Previously	Restatement	As
($ in thousands)	Reported	Adjustments	Restated

Consolidated Balance Sheet — June 30, 2008

Goodwill, net	$15,051	$974	$16,025
Other assets, net	4,372	(300)	4,072
Total assets	183,540	674	184,214
Retained earnings	66,851	674	67,525
Total shareholders’ equity	148,516	674	149,190
Total liabilities & shareholders equity	183,540	674	184,214

Consolidated Statement of Operations — Year ended June 30, 2008

Goodwill and intangible asset impairment	$28,929	$(974)	$27,955
Operating income (loss)	(11,944)	974	(10,970)
Income (loss) before income taxes	(11,665)	974	(10,691)
Income tax expense	2,057	300	2,357
Net income (loss)	(13,722)	674	(13,048)

Consolidated Statement of Cash Flows — Year ended June 30, 2008

Net income (loss)	$(13,722)	$674	$(13,048)
Non-cash items included in net income (loss):
Goodwill and intangible asset impairment	28,929	(974)	27,955
Deferred income taxes	(6,204)	300	(5,904)
Accrued expenses and other	(2,358)	2,134	(224)
Reserve for uncertain tax positions charged against retained earnings	(2,582)	2,582	—

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Statement of Operations Data:

	2008	2007	2006	2005	2004
	(c)
Net sales	$305,286	$337,453	$280,470	$282,440	$241,405
Cost of products and services sold	224,859	248,274	209,057	210,144	181,883
Operating expenses	60,642	57,219	49,898	48,494	45,488
Loss contingency (a)	2,800	(590)	—	590	—
Goodwill and intangible asset impairment (b)	27,955	—	—	186	—

Operating income (loss)	(10,970)	32,550	21,515	23,026	14,034
Interest (income)	(360)	(139)	(550)	(64)	(23)
Interest expense	81	962	78	217	260

Income (loss) before income taxes	(10,691)	31,727	21,987	22,873	13,797
Income taxes	2,357	10,938	7,544	8,237	5,107

Net income (loss)	$(13,048)	$20,789	$14,443	$14,636	$8,690

Earnings (loss) per common share
Basic	$(0.60)	$0.96	$0.72	$0.74	$0.44
Diluted	$(0.60)	$0.95	$0.71	$0.73	$0.43

Cash dividends paid per share	$0.63	$0.51	$0.56	$0.37	$0.26

Weighted average common shares
Basic	21,764	21,676	20,194	19,782	19,717
Diluted	21,764	21,924	20,429	20,087	20,038

Balance Sheet Data:

(At June 30)	2008	2007	2006	2005	2004

Working capital	$72,863	$68,397	$66,787	$67,189	$64,724
Total assets	184,214	233,612	224,401	172,637	174,732
Long-term debt, including current maturities	—	—	16,593	—	11,554
Shareholders’ equity	149,190	176,061	164,985	138,040	128,863

(a)	The Company recorded loss contingency reserves in fiscal years 2008 and 2005, and reversed a loss contingency reserve in fiscal 2007 — all related to a patent litigation matter. See Note 14.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in the fourth quarter of fiscal 2008. See Note 6.

(c)	Amounts have been restated to reflect the restatement discussed in Note 18.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance	Charged to		Balance
	Beginning	Costs and	(a)	End of
Description	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2008	$822	$155	$(392)	$585
Year Ended June 30, 2007	$656	$469	$(303)	$822
Year Ended June 30, 2006	$1,116	$60	$(520)	$656

Inventory Obsolescence Reserve:

Year Ended June 30, 2008	$1,606	$1,479	$(1,447)	$1,638
Year Ended June 30, 2007	$1,584	$1,687	$(1,665)	$1,606
Year Ended June 30, 2006	$1,563	$1,297	$(1,276)	$1,584

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer