Form 10-Q/A
period 2008-09-30
LSI INDUSTRIES INC
filed 2009-09-02
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO ________________.
Commission File No. 0-13375
LSI Industries Inc.
State of Incorporation — Ohio IRS Employer I.D. No. 31-0888951
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2008 there were 21,570,188 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
Explanatory Note
This Amendment No. 1 on Form 10-Q/A (“Amendment” or “Form 10-Q/A”), which amends and restates items identified below with respect to the Form 10-Q, filed by LSI Industries Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “Commission”) on October 31, 2008 (the “Original Filing”), is being filed to amend information in Part I. Item 1 (Financial Statements), Part I. Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I. Item 4 (Controls and Procedures) and Part II. Item 6 (Exhibits) to correct an immaterial overstatement of our goodwill and intangible asset impairment charge, to correct the composition of our reportable segments, and to correct other immaterial errors. See Note 13 to the Condensed Consolidated Financial Statements for additional information. Management also revised its conclusion related to the effectiveness of internal control over financial reporting. See Item 4, Controls and Procedures, for a description of the material weakness. The other Items as presented in the Original Filing are not being restated but are included without change in this Amendment for ease of reference. As a result of this Amendment, the Certification of Principal Executive Officer and Certification of Principal Financial Officer required by Rule 13a-14(a) and the 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, except as otherwise provided in this report, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q/A contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments and the other risk factors that are identified herein. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K/A and other filings the Company makes with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	September 30
(in thousands, except per share data)	2008	2007

Net sales — products	$73,727	$80,597

Net sales — installation and services	2,111	9,404

Total net sales	$75,838	$90,001

Cost of products sold	55,912	58,163

Cost of installation and services sold	1,747	6,087

Total cost of products and services sold	57,659	64,250

Gross profit	18,179	25,751

Selling and administrative expenses	13,963	15,025

Operating income	4,216	10,726

Interest (income)	(38)	(152)

Interest expense	43	20

Income before income taxes	4,211	10,858

Income tax expense	1,524	3,905

Net income	$2,687	$6,953

Earnings per common share (see Note 5)
Basic	$0.12	$0.32

Diluted	$0.12	$0.32

Weighted average common shares outstanding
Basic	21,796	21,715

Diluted	21,805	22,005

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
(In thousands, except share amounts)	2008	2008

ASSETS

Current Assets
Cash and cash equivalents	$1,183	$6,992
Accounts receivable, net	47,500	38,857
Inventories	47,520	50,509
Refundable income taxes	592	1,834
Other current assets	6,587	6,111

Total current assets	103,382	104,303

Property, Plant and Equipment, net	43,757	44,754

Goodwill, net	16,025	16,025

Other Intangible Assets, net	14,541	15,060

Other Assets, net	4,010	4,072

TOTAL ASSETS	$181,715	$184,214

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,182	$15,452
Accrued expenses	12,764	15,988

Total current liabilities	27,946	31,440

Long-Term Debt	1,282	—
Other Long-Term Liabilities	3,592	3,584

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,570,188 and 21,585,390 shares, respectively	81,919	81,665
Retained earnings	66,976	67,525

Total shareholders’ equity	148,895	149,190

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$181,715	$184,214

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2008	2007

Cash Flows from Operating Activities
Net income	$2,687	$6,953
Non-cash items included in net income
Depreciation and amortization	1,990	2,222
Deferred income taxes	90	19
Deferred compensation plan	38	75
Stock option expense	350	271
Issuance of common shares as compensation	10	10
Loss on disposition of fixed assets	1	—
Allowance for doubtful accounts	29	20
Inventory obsolescence reserve	261	242

Changes in
Accounts receivable, gross	(8,672)	2,777
Inventories, gross	2,728	(1,928)
Accounts payable and other	(1,623)	(1,087)
Customer prepayments	(1,125)	(7,615)

Net cash flows from (used in) operating activities	(3,236)	1,959

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(475)	(683)
Proceeds from sale of short-term investments	—	3,500

Net cash flows from (used in) investing activities	(475)	2,817

Cash Flows from Financing Activities
Payment of long-term debt	—	(958)
Proceeds from issuance of long-term debt	1,282	958
Cash dividends paid	(3,236)	(3,875)
Exercise of stock options	—	490
Purchase of treasury shares	(144)	(192)

Net cash flows (used in) financing activities	(2,098)	(3,577)

Increase (Decrease) in cash and cash equivalents	(5,809)	1,199

Cash and cash equivalents at beginning of year	6,992	2,731

Cash and cash equivalents at end of period	$1,183	$3,930

Supplemental Cash Flow Information
Interest paid	$43	$16

Income taxes paid	$84	$1,793

Issuance of common shares as compensation	$10	$10

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
The following table presents the Company’s net accounts receivable at the dates indicated.

	September 30,	June 30,
(In thousands)	2008	2008

Accounts receivable	$48,114	$39,442
less Allowance for doubtful accounts	(614)	(585)

Accounts receivable, net	$47,500	$38,857

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

Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments during the first half of fiscal 2008. There were no such investments in the first quarter of fiscal 2009.
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

The following table presents the Company’s property, plant and equipment at the dates indicated.

	September 30,	June 30,
(In thousands)	2008	2008

Property, plant and equipment, at cost	$102,564	$102,132
less Accumulated depreciation	(58,807)	(57,378)

Property, plant and equipment, net	$43,757	$44,754

The Company recorded $1,471,000 and $1,641,000 of depreciation expense in the first quarter of fiscal 2009 and 2008, respectively.
Intangible Assets:
Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company’s balance sheet. The definite-lived intangible assets are being amortized to expense on a straight line basis over periods ranging between two and twenty years. The excess of cost over fair value of assets acquired (“goodwill”) is not amortized but is subject to review for impairment. See additional information about goodwill and intangibles in Note 7. The Company periodically evaluates intangible assets for permanent impairment.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	September 30,	June 30,
(In thousands)	2008	2008

Balance at beginning of the period	$257	$314
Additions charged to expense	183	1,141
Deductions for repairs and replacements	(229)	(1,198)

Balance at end of the period	$211	$257

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
New Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on July 1, 2008, and the adoption did not have any significant impact on its consolidated results of operations, cash flows or financial position. The Company determined that it does not have any financial assets or liabilities subject to the disclosure requirements of SFAS No. 157, and is evaluating the impact on its non-financial assets and liabilities.
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
The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting. These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid-state LED digital advertising and sports video screens. These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics and meet the other requirements for aggregation in segment reporting.
The Technology Segment designs and produces high-performance light engines, large format video screens using solid-state LED (light emitting diode) technology, and certain specialty LED lighting. The primary markets served with LED video screens are the entertainment market, outdoor advertising billboard and sports markets not served by our Graphics Segment. The Technology Segment includes the operations of LSI Saco Technologies.
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
Summarized financial information for the Company’s reportable business segments for the three months ended September 30, 2008 and 2007, and as of September 30, 2008 and June 30, 2008 is as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007

Net sales:
Lighting Segment	$49,636	$45,271
Graphics Segment	21,136	28,651
Technology Segment	2,818	2,500
All Other Category	2,248	13,579

	$75,838	$90,001

Operating income:
Lighting Segment	$4,463	$4,440
Graphics Segment	1,163	4,701
Technology Segment	625	(155)
All Other Category	(2,035)	1,740

	$4,216	$10,726

Capital expenditures:
Lighting Segment	$352	$545
Graphics Segment	81	101
Technology Segment	16	32
All Other Category	26	5

	$475	$683

Depreciation and amortization:
Lighting Segment	$882	$1,008
Graphics Segment	338	327
Technology Segment	110	145
All Other Category	660	742

	$1,990	$2,222

	September 30,	June 30,
	2008	2008
Identifiable assets:
Lighting Segment	$99,033	$97,169
Graphics Segment	38,353	34,517
Technology Segment	13,775	13,806
All Other Category	30,554	38,722

	$181,715	$184,214

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007

Lighting Segment intersegment net sales	$3,429	$990

Graphics Segment intersegment net sales	$356	$721

Technology Segment intersegment net sales	$3,406	$22

All Other Category intersegment net sales	$1,875	$5,637
Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.
Identifiable assets are those assets used by each segment in its operations. Corporate assets, which consist primarily of cash and cash equivalents, refundable income taxes and certain intangible assets, are included in the All Other Category.
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
	September 30
(In thousands)	2008	2007

Net sales (a):
United States	$73,020	$86,929
Canada	2,818	3,072

	$75,838	$90,001

	September 30,	June 30,
	2008	2008
Long-lived assets (b):
United States	$46,945	$47,928
Canada	822	898

	$47,767	$48,826

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5: EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2008	2007
BASIC EARNINGS PER SHARE

Net income	$2,687	$6,953

Weighted average shares outstanding during the period, net of treasury shares (a)	21,578	21,508
Weighted average shares outstanding in the Deferred Compensation Plan during the period	218	207

Weighted average shares outstanding	21,796	21,715

Basic earnings per share	$0.12	$0.32

DILUTED EARNINGS PER SHARE

Net income	$2,687	$6,953

Weighted average shares outstanding — Basic	21,796	21,715

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	9	290

Weighted average shares outstanding (c)	21,805	22,005

Diluted earnings per share	$0.12	$0.32

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 1,216,949 common shares and 330,938 common shares during the three month periods ending September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6: BALANCE SHEET DATA
The following information is provided as of the dates indicated (in thousands):

	September 30, 2008	June 30, 2008

Inventories
Raw materials	$24,998	$25,150
Work-in-process	6,602	7,955
Finished goods	15,920	17,404

	$47,520	$50,509

Accrued Expenses
Compensation and benefits	$4,843	$7,060
Customer prepayments	695	1,820
Accrued Commissions	1,318	1,552
Accrued income taxes	207	—
Legal settlement	2,800	2,800
Other accrued expenses	2,901	2,756

	$12,764	$15,988

Other Long-Term Liabilities
Reserve for uncertain tax positions	$3,250	$3,225
Other long-term liabilities	342	359

	$3,592	$3,584

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test as of July 1, 2008. However, because the conditions of impairment were present at June 30, 2008, the resulting impairment was recorded in the fourth quarter of fiscal year 2008. No impairment charge was recorded in the first quarter of fiscal year 2009. For purposes of this test, the company determined that it had twelve reporting units of which six had goodwill. It was determined that the goodwill associated with three reporting units was either fully or partially impaired in the amount of $26,175,000. It was also determined that other intangible assets associated with three reporting units were either fully or partially impaired. The total amount of impairment associated with other intangible assets was $1,780,000. Total impairment for both goodwill and other intangible assets was $27,955,000. The majority of impairment charges occurred within the Graphics Segment and totaled $23,739,000. The remaining impairment charges occurred within the Lighting Segment in the amount of $1,097,000 and in the Technology Segment in the amount of $3,119,000. The majority of the impairment charge in the Lighting Segment occurred as a result of the fiscal 2008 review of long-lived assets in connection with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” It was determined that a certain trade name was fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008 related to this trade name. The remaining impairment charge of $27,209,000 was primarily comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company. This impairment charge was recorded in the fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the company’s stock price as of June 30, 2008. A similar analysis was performed in fiscal 2008 as of July 1, 2007 and there was no impairment of goodwill.

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
The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of September 30, 2008			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	$16,549	$524	$16,025	$16,549	$524	$16,025

Other Intangible Assets	$22,219	$7,678	$14,541	$22,219	$7,159	$15,060

	Amortization Expense of Other Intangible Assets
	September 30, 2008	September 30, 2007

Three Months Ended	$519	$581

The Company expects to record amortization expense over each of the next five years as follows: 2009 — $2,087,000; 2010 through 2013 — $2,079,000 per year.
The carrying amounts for goodwill are as follows:

	September 30,	June 30,
	2008	2008

Lighting Segment	$11,320	$11,320
Graphics Segment	974	974
All Other Category	3,731	3,731

Total	$16,025	$16,025

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2008		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Customer relationships	$7,472	$3,759	$7,472	$3,620
Patents	110	54	110	52
LED Technology firmware, software	10,448	3,358	10,448	2,985
Non-compete agreements	630	507	630	502

	18,660	7,678	18,660	7,159

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559	—

	3,559	—	3,559	—

Total Intangible Assets	$22,219	$7,678	$22,219	$7,159

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

Information related to all stock options for the periods ended September 30, 2008 and 2007 is shown in the table below:

	Three Months Ended
	September 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44		$—

Granted	332,300	$8.98
Forfeitures	(14,000)	$13.42
Exercised	—	n/a

Outstanding at 9/30/08	1,515,782	$13.25	7.1 years	$4,300

Exercisable at 9/30/08	739,157	$12.76	5.3 years	$4,300

	Three Months Ended
	September 30, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	318,400	$19.76
Forfeitures	(2,400)	$15.21
Exercised	(50,481)	$8.55

Outstanding at 9/30/07	1,249,307	$14.24	7.2 years	$7,844,900

Exercisable at 9/30/07	549,369	$11.28	5.1 years	$5,078,600

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

Information related to unvested stock options for the three months ended September 30, 2008 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$—

Vested	(132,925)	$18.88
Forfeitures	(4,750)	$16.50
Granted	332,300	$8.98

Outstanding unvested stock options at 9/30/08	776,625	$13.71	8.7 years	$—

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
NOTE 13: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s September 30, 2008 condensed consolidated financial statements, the Company’s management determined that there were errors in its determination of reportable segments and the amount of goodwill impairment expense.
The Company has restated its reportable business segments by expanding from two segments to three segments, and has added an All Other Category. All segment data has therefore been conformed to the new business segment structure as more fully discussed in Note 4.
The Company also incorrectly reported the amount of goodwill impairment expense. This error was the result of aggregating certain of its operating segments or individual companies together and performing the impairment test at that aggregated level rather than at the level of the individual operating segment or individual company.
In addition, the Company incorrectly included a non-cash use of $2,582,000 related to the change in the Reserve for uncertain tax positions charged against retained earnings in the cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2007, with an offsetting amount included in the change in accounts payable and other and reserve for uncertain tax positions.
The Company also corrected an immaterial error related to the purchase of treasury shares in the cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2007.

The Company has restated its condensed consolidated financial statements as of June 30, 2008 and September 30, 2008 to correct the errors noted above as follows:

	As Previously	Restatement	As
($ in thousands)	Reported	Adjustments	Restated

Condensed Consolidated Balance Sheet — June 30, 2008

Goodwill, net	$15,051	$974	$16,025
Other assets, net	4,372	(300)	4,072
Total assets	183,540	674	184,214
Retained earnings	66,851	674	67,525
Total shareholders’ equity	148,516	674	149,190
Total liabilities & shareholders’ equity	183,540	674	184,214

Condensed Consolidated Balance Sheet — September 30, 2008

Goodwill, net	$15,051	$974	$16,025
Other assets, net	4,310	(300)	4,010
Total assets	181,041	674	181,715
Retained earnings	66,302	674	66,976
Total shareholders’ equity	148,221	674	148,895
Total liabilities & shareholders’ equity	181,041	674	181,715

Condensed Consolidated Statement of Cash Flows — September 30, 2007

Accounts payable and other	(1,186)	99	(1,087)
Reserve for uncertain tax positions	2,681	(2,681)	—
Reserve for uncertain tax positions charged against retained earnings	(2,582)	2,582	—
Purchase of treasury shares	(207)	15	(192)
Issuance of treasury shares	15	(15)	—
In addition, the Company expanded the disclosure in the Condensed Consolidated Income Statements as of September 30, 2008 and 2007 to separately disclose installation and services from products net sales and cost of products sold.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
We have restated our previously issued condensed consolidated financial statements as of September 30, 2008 as discussed in the Explanatory Note to this Form 10-Q/A and in Note 13 to our condensed consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the original filing and has not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events.
Net Sales by Business Segment

	Three Months Ended
	September 30
(In thousands)	2008	2007

Lighting Segment	$49,636	$45,271
Graphics Segment	21,136	28,651
Technology Segment	2,818	2,500
All Other Category	2,248	13,579

	$75,838	$90,001

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q/A Report in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Net sales of $75,838,000 in the first quarter of fiscal 2009 decreased 15.7% from fiscal 2008 first quarter net sales of $90,001,000. Lighting Segment net sales increased 9.6% to $49,636,000, Graphics Segment net sales decreased 26.2% to $21,136,000, Technology Segment net sales increased 12.7% to $2,818,000 and net sales in the All Other Category decreased 83.4% as compared to the prior year. Sales to the petroleum / convenience store market represented 20% and 31% of net sales in the first quarter of fiscal years 2009 and 2008, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 45% from last year to $15,199,000 as Lighting sales increased 12% and Graphics sales to this market decreased 66%. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. See Note 3 to these financial statements on Major Customer Concentrations. Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $8.8 million in the three month period ended September 30, 2008, representing approximately a 250% increase over the same period last year. In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.
The $4.4 million or 9.6% increase in Lighting Segment net sales is primarily the net result of a $5.3 million or 20.7% increase in commissioned net sales to the commercial / industrial lighting market, offset by a $0.9 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts (one large national retailer represented a reduction of approximately $2.5 million as its new store construction program slowed).
The $7.5 million or 26.2% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($1.8 million decrease), two petroleum / convenience store programs ($12.9 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($4.3 million), and sales of solid state LED video screens for the sports markets ($4.3 million increase).

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
The $0.3 million or 12.7% increase in Technology Segment net sales is primarily the result of increased net sales to the entertainment market ($2.5 million increase) partially offset by decreased sales of LED solid-state video screens to the sports market ($1.2 million decrease) and decreased sales of specialty LED lights ($1.0 million decrease).
The $11.3 million or 83.4% decrease in net sales of the All Other Category is primarily the result of a menu board replacement program which was completed in fiscal 2008 ($10.6 million decrease) and net changes of net sales to other customers in this category.
Gross profit of $18,179,000 in the first quarter of fiscal 2009 decreased 29% from the same period last year, and decreased from 28.6% to 24.0% as a percentage of net sales. The decrease in amount of gross profit is primarily due to decreased Graphics net sales and margins, partially offset by increased gross profit on increased lighting net sales. The following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures; increased cost of materials; decreased direct labor reflective of less sales volume; decreased wage, compensation and benefits costs ($0.4 million in Lighting, $0.5 million in Graphics and $0.1 million in the All Other Category); $0.1 million of decreased depreciation (Lighting); $0.1 million decreased outside services (Graphics); $0.1 million decreased repairs and maintenance (Lighting); and $0.1 million decreased utilities and property taxes.
Selling and administrative expenses of $13,963,000 in the first quarter of fiscal year 2009 decreased $1.1 million, and increased to 18.4% as a percentage of net sales from 16.7% in the same period last year. Employee compensation and benefits expense decreased $0.5 million in the first quarter of fiscal 2009 as compared to the same period last year ($0.1 million in Lighting, $0.3 million in Graphics and $0.1 million in the All Other Category). Other changes of expense between years include net decreased warranty expense ($0.1 million increase in Lighting; $0.3 million decrease in Technology; $0.1 million decrease in the All Other Category), increased sales commission expense ($0.2 million in Lighting), increased research & development expense ($0.2 million, primarily in the Lighting Segment associated with research and development spending related to solid-state LED technology), reduced customer rebates and accommodations ($0.1 million in Graphics), decreased intangible asset amortization expense ($0.1 million in Technology) and decreased advertising and literature ($0.1 million in Lighting).

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
Liquidity and Capital Resources
The Company considers its level of cash on hand, borrowing capacity, current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.
At September 30, 2008 the Company had working capital of $75.4 million, compared to $72.9 million at June 30, 2008. The ratio of current assets to current liabilities was 3.70 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008. The $2.6 million increase in working capital from June 30, 2008 to September 30, 2008 was primarily related to increased net accounts receivable ($8.6 million), increased other current assets ($0.5 million), decreased accounts payable ($0.3 million), decreased accrued expenses and customer prepayments ($2.1 million and $1.1 million, respectively) partially offset by decreased inventories ($3.0 million), decreased refundable income taxes ($1.2 million), and decreased cash and short-term investments ($5.8 million). The $5.8 million decrease in cash in the three months ended September 30, 2008 is primarily due to the seasonal increase in sales in the first quarter and the related $8.6 million increase in accounts receivable.

The Company used $3.2 million of cash from operating activities in the first quarter of fiscal 2009 as compared to a generation of $2.0 million last year. This $5.2 million decrease in net cash flows from operating activities is primarily the net result of less net income ($4.3 million unfavorable), an increase rather than a decrease in accounts receivable (unfavorable change of $11.4 million), less of a reduction in customer prepayments (favorable change of $6.5 million), a decrease rather than an increase in refundable income taxes (favorable change of $1.2 million), a decrease in inventories rather than an increase (favorable change of $4.7 million), a larger decrease in accounts payable and accrued expenses (unfavorable change of $0.9 million), decreased depreciation and amortization (unfavorable $0.2 million), and increased stock option expense (favorable $0.1 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.
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
The Company used $0.5 million of cash related to investing activities in the first quarter of fiscal 2009 as compared to a generation of $2.8 million last year. The primary change between years relates to the fiscal 2008 divestiture of short-term investments ($3.5 million unfavorable) and decreased purchase of fixed assets ($0.2 million favorable). Capital expenditures of $0.5 million in the first quarter of fiscal 2008 compared to $0.7 million in the same period last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2009 capital expenditures to approximate $5 million, exclusive of business acquisitions.
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
As of September 30, 2008 the Company has recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $940,000 do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. Additionally, as of September 30, 2008 the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,819,000. In view of the previously recorded impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized. Accordingly, full valuation reserves of $1,819,000 were recorded in the fourth quarter of fiscal 2008.

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

Carrying values for long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. As a result of the fiscal year 2008 review of long lived assets and definite-lived intangible assets in connection with SFAS No. 144, it was determined that a certain trade name within the Lighting Segment was deemed fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during the first quarter of fiscal year 2009.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. In addition, FIN 48 specifies certain annual disclosures that are required to be made once the interpretation has taken effect. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adoption, the Company recognized a $2,582,000 increase to reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Two FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on July 1, 2008, and the adoption did not have any significant impact on its consolidated results of operations, cash flows or financial position. The Company determined that it does not have any financial assets or liabilities subject to the disclosure requirements of SFAS No. 157, and is evaluating the impact on its non-financial assets and liabilities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Registrant’s exposure to market risk since June 30, 2008. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of September 30, 2008 and management reported that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
A re-evaluation was performed as of September 30, 2008 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were not effective as of September 30, 2008, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). The Company has restated its condensed consolidated financial statements in this Form 10-Q/A to reflect the correct amount of goodwill as of September 30, 2008 and has taken certain other remedial actions as of the date of the filing of this Form 10-Q/A as described further below. Therefore, management believes that the condensed consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations, and cash flows for the periods presented.
Changes in Internal Control
Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
As of the date of this amended filing, the Company believes this material weakness has been remediated by the implementation of new procedures with respect to how the goodwill impairment tests are conducted. Management re-analyzed the technical application of SFAS No. 142 and redefined its reporting units for goodwill impairment testing. The goodwill impairment tests are now performed at the operating segment level, which is the lowest level discrete financial information available and regularly reviewed by management. These additional procedures have been designed to ensure that all technical aspects of SFAS No. 142 are properly considered and applied.

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
Ronald S. Stowell
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
September 2, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer