Form 10-Q/A
period 2008-12-31
LSI INDUSTRIES INC
filed 2009-09-02
CIK 763532

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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 23, 2009 there were 21,570,299 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q/A
FOR THE QUARTER ENDED DECEMBER 31, 2008
Explanatory Note
This Amendment No. 1 on Form 10-Q/A (“Amendment” or “Form 10-Q/A”), which amends and restates items identified below with respect to the Form 10-Q, filed by LSI Industries Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “Commission”) on January 30, 2009 (the “Original Filing”), is being filed to amend information in Part I. Item 1 (Financial Statements), Part I. Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I. Item 4 (Controls and Procedures) and Part II. Item 6 (Exhibits) to correct an immaterial overstatement of our goodwill and intangible asset impairment charge, to correct the composition of our reportable segments, and to correct other immaterial errors. See Note 13 to the Condensed Consolidated Financial Statements for additional information. Management also revised its conclusion related to the effectiveness of internal control over financial reporting. See Item 4, Controls and Procedures, for a description of the material weakness. The other Items as presented in the Original Filing are not being restated but are included without change in this Amendment for ease of reference. As a result of this Amendment, the Certification of Principal Executive Officer and Certification of Principal Financial Officer required by Rule 13a-14(a) and the 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, except as may be otherwise provided in this report, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q/A contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments, and the other risk factors that are identified herein. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K/A constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(in thousands, except per share data)	2008	2007	2008	2007

Net sales	60,787	84,062	136,625	174,063

Cost of products and services sold	47,530	60,603	105,189	124,853

Gross profit	13,257	23,459	31,436	49,210

Selling and administrative expenses	14,014	15,750	27,977	30,775

Goodwill impairment	13,250	—	13,250	—

Operating income (loss)	(14,007)	7,709	(9,791)	18,435

Interest (income)	(45)	(98)	(83)	(250)

Interest expense	44	18	87	38

Income (loss) before income taxes	(14,006)	7,789	(9,795)	18,647

Income tax expense (benefit)	(629)	2,966	895	6,871

Net income (loss)	$(13,377)	$4,823	$(10,690)	$11,776

Earnings (loss) per common share (see Note 5)
Basic	$(0.61)	$0.22	$(0.49)	$0.54

Diluted	$(0.61)	$0.22	$(0.49)	$0.53

Weighted average common shares outstanding
Basic	21,799	21,759	21,798	21,737

Diluted	21,799	22,063	21,798	22,036

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(In thousands, except share amounts)	2008	2008

ASSETS

Current Assets
Cash and cash equivalents	$8,227	$6,992
Accounts receivable, net	35,221	38,857
Inventories	43,918	50,509
Refundable income taxes	167	1,834
Other current assets	5,817	6,111

Total current assets	93,350	104,303

Property, Plant and Equipment, net	42,704	44,754

Goodwill, net	2,775	16,025

Other Intangible Assets, net	14,021	15,060

Other Assets, net	4,776	4,072

TOTAL ASSETS	$157,626	$184,214

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,675	$15,452
Accrued expenses	9,098	15,988

Total current liabilities	19,773	31,440

Long-Term Debt	—	—
Other Long-Term Liabilities	3,087	3,584
Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,569,894 and 21,585,390 shares, respectively	82,245	81,665
Retained earnings	52,521	67,525

Total shareholders’ equity	134,766	149,190

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$157,626	$184,214

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(10,690)	$11,776
Non-cash items included in net income (loss)
Depreciation and amortization	3,976	4,471
Goodwill impairment	13,250	—
Deferred income taxes	(527)	49
Deferred compensation plan	76	97
Stock option expense	645	599
Issuance of common shares as compensation	20	20
Loss on disposition of fixed assets	1	—
Allowance for doubtful accounts	234	92
Inventory obsolescence reserve	220	176

Changes in
Accounts receivable, gross	3,402	12,863
Inventories, gross	6,371	(1,190)
Accounts payable and other	(9,443)	(10,209)
Customer prepayments	(937)	(11,430)

Net cash flows from operating activities	6,598	7,314

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(888)	(2,543)
Proceeds from sale of fixed assets	—	1
Proceeds from sale of short-term investments	—	8,000

Net cash flows from (used in) investing activities	(888)	5,458

Cash Flows from Financing Activities
Payment of long-term debt	(1,282)	(958)
Proceeds from issuance of long-term debt	1,282	958
Cash dividends paid	(4,314)	(7,107)
Exercise of stock options	—	848
Purchase of treasury shares	(161)	(215)
Issuance of treasury shares	—	28

Net cash flows (used in) financing activities	(4,475)	(6,446)

Increase in cash and cash equivalents	1,235	6,326

Cash and cash equivalents at beginning of year	6,992	2,731

Cash and cash equivalents at end of period	$8,227	$9,057

Supplemental Cash Flow Information
Interest paid	$56	$39

Income taxes paid	$346	$9,087

Issuance of common shares as compensation	$20	$20

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
The following table presents the Company’s net accounts receivable at the dates indicated.

	December 31,	June 30,
(In thousands)	2008	2008

Accounts receivable	$36,040	$39,442
less Allowance for doubtful accounts	(819)	(585)

Accounts receivable, net	$35,221	$38,857

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

Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments during the first half of fiscal 2008. There were no such investments in the first half of fiscal 2009.
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

The following table presents the Company’s property, plant and equipment at the dates indicated.

	December 31,	June 30,
(In thousands)	2008	2008

Property, plant and equipment, at cost	$102,778	$102,132
less Accumulated depreciation	(60,074)	(57,378)

Property, plant and equipment, net	$42,704	$44,754

The Company recorded $1,466,000 and $1,666,000 of depreciation expense in the second quarter of fiscal 2009 and 2008, respectively, and $2,937,000 and $3,307,000 of depreciation expense in the first half of fiscal 2009 and 2008, respectively.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	December 31,	June 30,
(In thousands)	2008	2008

Balance at beginning of the period	$257	$314
Additions charged to expense	321	1,141
Deductions for repairs and replacements	(352)	(1,198)

Balance at end of the period	$226	$257

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
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled zero shares and 304,000 shares for the three months ended December 31, 2008 and 2007, respectively, and zero shares and 299,000 shares for the six months ended December 31, 2008 and 2007, respectively. See also Note 5.
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
Reclassifications:
Immaterial reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including elimination of the separate breakout of Net Sales — Installation and Services on the face of the Condensed Consolidated Statements of Operations because the amount is less than 10% of total net sales.
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
The Company recorded an impairment of goodwill in the second quarter of fiscal 2009 in the amount of $13,250,000. This non-cash charge is included in the Lighting Segment in the amount of $11,185,000, in the Graphics Segment in the amount of $716,000, and in the All Other Category in the amount of $1,349,000. See further discussion in Note 7.

Summarized financial information for the Company’s reportable business segments for the three and six months ended December 31, 2008 and 2007, and as of December 31, 2008 and June 30, 2008 is as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2008	2007	2008	2007

Net sales:
Lighting Segment	$43,291	$46,814	$92,927	$92,085
Graphics Segment	13,891	28,858	35,027	57,509
Technology Segment	1,172	2,075	3,990	4,575
All Other Category	2,433	6,315	4,681	19,894

	$60,787	$84,062	$136,625	$174,063

Operating income (loss):
Lighting Segment	$(9,945)	$4,956	$(5,482)	$9,396
Graphics Segment	507	4,689	1,670	9,390
Technology Segment	(253)	(431)	372	(586)
All Other Category	(4,316)	(1,505)	(6,351)	235

	$(14,007)	$7,709	$(9,791)	$18,435

Capital expenditures:
Lighting Segment	$381	$1,029	$733	$1,574
Graphics Segment	15	309	96	410
Technology Segment	2	47	18	79
All Other Category	15	475	41	480

	$413	$1,860	$888	$2,543

Depreciation and amortization:
Lighting Segment	$880	$1,045	$1,762	$2,053
Graphics Segment	329	315	667	642
Technology Segment	111	147	221	292
All Other Category	666	742	1,326	1,484

	$1,986	$2,249	$3,976	$4,471

	December 31,	June 30,
	2008	2008
Identifiable assets:
Lighting Segment	$77,995	$97,169
Graphics Segment	32,783	34,517
Technology Segment	12,363	13,806
All Other Category	34,485	38,722

	$157,626	$184,214

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2008	2007	2008	2007

Lighting Segment intersegment net sales	$610	$1,206	$4,039	$2,196

Graphics Segment intersegment net sales	$392	$215	$748	$936

Technology Segment intersegment net sales	$310	$331	$3,716	$353

All Other Category intersegment net sales	$1,077	$4,472	$2,952	$10,109

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
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2008	2007	2008	2007
Net sales (a):
United States	$59,615	$82,559	$132,635	$169,488
Canada	1,172	1,503	3,990	4,575

	$60,787	$84,062	$136,625	$174,063

	December 31,	June 30,
	2008	2008
Long-lived assets (b):
United States	$46,749	$47,928
Canada	731	898

	$47,480	$48,826

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5: EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings or (loss) per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$(13,377)	$4,823	$(10,690)	$11,776

Weighted average shares outstanding during the period, net of treasury shares (a)	21,571	21,548	21,575	21,528
Weighted average shares outstanding in the Deferred Compensation Plan during the period	228	211	223	209

Weighted average shares outstanding	21,799	21,759	21,798	21,737

Basic earnings (loss) per share	$(0.61)	$0.22	$(0.49)	$0.54

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(13,377)	$4,823	$(10,690)	$11,776

Weighted average shares outstanding — Basic	21,799	21,759	21,798	21,737

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	304	—	299

Weighted average shares outstanding (c)	21,799	22,063	21,798	22,036

Diluted earnings (loss) per share	$(0.61)	$0.22	$(0.49)	$0.53

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 1,513,335 common shares and 491,868 common shares during the three month periods ending December 31, 2008 and 2007, respectively, and options to purchase 1,422,031 common shares and 401,978 common shares during the six month periods ending December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6: BALANCE SHEET DATA
The following information is provided as of the dates indicated (in thousands):

	December 31, 2008	June 30, 2008

Inventories
Raw materials	$23,467	$25,150
Work-in-process	5,800	7,955
Finished goods	14,651	17,404

	$43,918	$50,509

Accrued Expenses
Compensation and benefits	$4,695	$7,060
Customer prepayments	883	1,820
Accrued Commissions	1,041	1,552
Legal settlement	—	2,800
Other accrued expenses	2,479	2,756

	$9,098	$15,988

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,761	$3,225
Other long-term liabilities	326	359

	$3,087	$3,584

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test as of July 1, 2008. However, because the conditions of impairment were present at June 30, 2008, the resulting impairment was recorded in the fourth quarter of fiscal year 2008. The Company did not record any impairment charges in the first quarter of fiscal year 2009. A similar analysis was performed in fiscal 2008 as of July 1, 2007 and there was no impairment of goodwill.
Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of December 31, 2008. Based upon the Company’s analysis, it was determined that the goodwill associated with three of the five remaining reporting units that contain goodwill was either fully or partially impaired. The total amount of the goodwill impairment was $13,250,000, of which $11,185,000 was impaired in the Lighting Segment, $716,000 was impaired in the Graphics Segment and $1,349,000 was impaired in the All Other Category. The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed. The impairment charge was recorded in the second quarter.
The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing. These include operating results, forecasts, anticipated future cash flows and market place data, to name a few. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of December 31, 2008			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	$3,060	$285	$2,775	$16,549	$524	$16,025

Other Intangible Assets	$22,219	$8,198	$14,021	$22,219	$7,159	$15,060

	Amortization Expense of Other Intangible Assets
	December 31, 2008	December 31, 2007

Three Months Ended	$520	$583

Six Months Ended	$1,039	$1,164

The Company expects to record amortization expense over the next five years as follows: 2009 through 2012 — $2,079,000 per year; 2013 — $1,818,000.
The carrying amounts of goodwill are as follows:

	June 30,		December 31,
(in thousands)	2008	Impairment	2008

Lighting Segment	$11,320	$11,185	$135
Graphics Segment	974	716	258
All Other Category	3,731	1,349	2,382

Total	$16,025	$13,250	$2,775

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2008		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Intangible Assets

Amortized Intangible Assets
Customer relationships	$7,472	$3,897	$7,472	$3,620
Patents	110	56	110	52
LED Technology firmware, software	10,448	3,731	10,448	2,985
Non-compete agreements	630	514	630	502

	18,660	8,198	18,660	7,159

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559	—

	3,559	—	3,559	—

Total Intangible Assets	$22,219	$8,198	$22,219	$7,159

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

Information related to all stock options for the periods ended December 31, 2008 and 2007 is shown in the table below:

	Six Months Ended
	December 31, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44		$—

Granted	339,300	$8.89
Forfeitures	(19,082)	$13.12
Exercised	—	n/a

Outstanding at 12/31/08	1,517,700	$13.21	6.8 years	$14,380

Exercisable at 12/31/08	814,700	$12.52	5.2 years	$—

	Six Months Ended
	December 31, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	327,900	$19.75
Forfeitures	(5,125)	$16.60
Exercised	(79,006)	$9.45

Outstanding at 12/31/07	1,227,557	$14.35	7.1 years	$5,235,800

Exercisable at 12/31/07	618,782	$11.16	5.2 years	$4,357,100

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

Information related to unvested stock options for the six months ended December 31, 2008 is shown in the table below:

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
NOTE 13: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s December 31, 2008 condensed consolidated financial statements, the Company’s management determined that there were errors in its determination of reportable segments and the amount of goodwill impairment expense.
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
In addition, the Company incorrectly included a non-cash use of $2,582,000 related to the change in the Reserve for uncertain tax positions charged against retained earnings in the cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2007, with an offsetting amount included in the change in accounts payable and other.

The Company has restated its condensed consolidated financial statements as of June 30, 2008 and as of and for the three and six months ended December 31, 2008 to correct the errors noted above as follows:

	As Previously	Restatement	As
($ in thousands)	Reported	Adjustments	Restated

Condensed Consolidated Balance Sheet — June 30, 2008

Goodwill, net	$15,051	$974	$16,025
Other assets, net	4,372	(300)	4,072
Total assets	183,540	674	184,214
Retained earnings	66,851	674	67,525
Total shareholders’ equity	148,516	674	149,190
Total liabilities & shareholders’ equity	183,540	674	184,214

Condensed Consolidated Balance Sheet — December 31, 2008

Goodwill, net	$2,382	$393	$2,775
Other assets, net	4,810	(34)	4,776
Total assets	157,267	359	157,626
Retained earnings	52,162	359	52,521
Total shareholders’ equity	134,407	359	134,766
Total liabilities & shareholders’ equity	157,267	359	157,626

Condensed Consolidated Statement of Operations — Three months ended December 31, 2008

Goodwill and intangible asset impairment	$12,669	$581	$13,250
Operating income (loss)	(13,426)	(581)	(14,007)
Income (loss) before income taxes	(13,425)	(581)	(14,006)
Income tax expense	(363)	(266)	(629)
Net income (loss)	(13,062)	(315)	(13,377)

Condensed Consolidated Statement of Operations — Six months ended December 31, 2008

Goodwill and intangible asset impairment	$12,669	$581	$13,250
Operating income (loss)	(9,210)	(581)	(9,791)
Income (loss) before income taxes	(9,214)	(581)	(9,795)
Income tax expense	1,161	(266)	895
Net income (loss)	(10,375)	(315)	(10,690)

Condensed Consolidated Statement of Cash Flows — Six Months ended December 31, 2008

Net income (loss)	$(10,375)	$(315)	$(10,690)
Non-cash items included in net income (loss):
Goodwill and intangible asset impairment	12,669	581	13,250
Deferred income taxes	(261)	(266)	(527)

Condensed Consolidated Statement of Cash Flows — Six Months ended December 31, 2007

Accounts payable and other	(7,627)	(2,582)	(10,209)
Reserve for uncertain tax positions charged against retained earnings	(2,582)	2,582	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
We have restated our previously issued condensed consolidated financial statements as of December 31, 2008 and as discussed in the Explanatory Note to this Form 10-Q/A and in Note 13 to our condensed consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the original filing and has not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events.
Net Sales by Business Segment

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2008	2007	2008	2007

Lighting Segment	$43,291	$46,814	$92,927	$92,085
Graphics Segment	13,891	28,858	35,027	57,509
Technology Segment	1,172	2,075	3,990	4,575
All Other Category	2,433	6,315	4,681	19,894

	$60,787	$84,062	$136,625	$174,063

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q/A in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007
Net sales of $60,787,000 in the second quarter of fiscal 2009 decreased 27.7% from fiscal 2008 second quarter net sales of $84,062,000. Lighting Segment net sales decreased 7.5% to $43,291,000, Graphics Segment net sales decreased 51.9% to $13,891,000, Technology Segment net sales decreased 43.5% to $1,172,000 and net sales of the All Other Category decreased 61.5% to $2,433,000 as compared to the prior year. Sales to the petroleum / convenience store market represented 22% and 34% of net sales in the second quarter of fiscal years 2009 and 2008, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 53% from last year to $13,484,000 as Lighting sales decreased 11% and Graphics sales to this market decreased 70%. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline. See Note 3 to these financial statements on Major Customer Concentrations. Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $2.0 million in the three month period ended December 31, 2008, representing approximately a 2% decrease from the same period last year. In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.
The $3.5 million or 7.5% decrease in Lighting Segment net sales is primarily the result of a $1.4 million or 5.1% decrease in commissioned net sales to the commercial / industrial lighting market, and a $2.1 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts.
The $15.0 million or 51.9% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($1.9 million decrease), two petroleum / convenience store programs ($13.4 million decrease), a grocery retailer program ($1.3 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($3.6 million increase).

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting or graphics business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment or All Other Category depending upon the product and/or service provided.
The $0.9 million or 43.5% decrease in net sales of the Technology Segment is primarily the result of decreased sales of solid-state LED video screens to the advertising market ($1.2 million decrease), decreased sales of solid-state LED video screens for the sports markets ($0.6 million decrease), partially offset by increased sales of solid-state LED video screens to the entertainment market ($0.7 million increase).
The $3.9 million or 61.5% decrease in net sales of the All Other Category is primarily the result of completion of a menu board replacement program in the second quarter last year ($4.7 million decrease), partially offset by net increases of sales of menu boards to other quick service restaurant customers ($0.3 million increase) and net increased sales of electrical wire harnesses ($0.4 million increase).
Gross profit of $13,257,000 in the second quarter of fiscal 2009 decreased 43% from the same period last year, and decreased from 27.9% to 21.8% as a percentage of net sales. The decrease in amount of gross profit is due both to decreased Graphics net sales and margins, both product and installation, as well as decreased gross profit margin on decreased Lighting net sales. The following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures; increased cost of materials in the Lighting Segment; decreased direct labor reflective of less sales volume; net increased wage, compensation and benefits costs ($0.5 million increase in Lighting and $0.2 million decrease in Graphics); decreased supplies ($0.2 million in Lighting and $0.1 million in Graphics); $0.2 million of decreased depreciation in the Lighting Segment; and $0.1 million decreased repairs and maintenance).
Selling and administrative expenses of $14,014,000 in the second quarter of fiscal year 2009 decreased $1.7 million, and increased to 23.1% as a percentage of net sales from 18.7% in the same period last year. Employee compensation and benefits expense decreased a net $0.1 million in the second quarter of fiscal 2009 as compared to the same period last year ($0.1 million decrease in Lighting, $0.3 million decrease in Graphics, $0.1 million decrease in Technology and $0.4 million increase in the All Other Category). Other changes of expense between years include decreased sales commission expense ($1.0 million in Lighting), decreased warranty expense ($0.3 million primarily in Technology), decreased outside services expense ($0.3 million in Lighting and Graphics), increased research & development expense ($0.2 million, primarily in the Lighting Segment associated with research and development spending related to solid-state LED technology), decreased legal fees ($0.2 million in the All Other Category), increased menu board litigation settlement costs ($0.2 million in the All Other Category), net increased bad debt expense ($0.2 million increase in Lighting, $0.1 million decrease in Graphics and $0.1 million increase in Technology), decreased intangible asset amortization expense ($0.1 million in Technology) and decreased advertising and literature ($0.1 million in Lighting).

The Company recorded an impairment of goodwill in three reporting units in the second quarter of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $13,250,000 (the Lighting Segment impairment was $11,185,000, the Graphics Segment impairment was $716,000 and the impairment in the All Other Category was $1,349,000) with no similar impairment expense in the second quarter of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the Company.
The Company reported net interest income of $1,000 in the second quarter of fiscal 2009 as compared to net interest income of $80,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was occasionally in a borrowing position the second quarter of fiscal 2009.
The effective tax rate in the second quarter of fiscal 2008 was 38.1%, resulting in an income tax expense of $2,966,000. The $629,000 tax benefit in the second quarter of fiscal 2009 reflects a benefit of $531,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a tax benefit of $98,000 associated with the impairment of goodwill.
The Company reported a net loss of $(13,377,000) in the second quarter of fiscal 2009 as compared to net income of $4,823,000 in the same period last year. The decrease is primarily the result of decreased gross profit on decreased net sales, a $13.3 million pre-tax goodwill impairment, partially offset by decreased operating expenses and decreased income tax expense. The diluted loss per share was $(0.61) in the second quarter of fiscal 2009, as compared to earnings per share of $0.22 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the second quarter of fiscal 2009 were 21,799,000 shares as compared to 22,063,000 shares for the same period last year.
SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007
Net sales of $136,625,000 in the first half of fiscal 2009 decreased 21.5% from fiscal 2008 first half net sales of $174,063,000. Lighting Segment net sales increased 0.9% to $92,927,000, Graphics Segment net sales decreased 39.1% to $35,027,000, Technology Segment net sales decreased 12.8% to $3,990,000 and net sales of the All Other Category decreased 76.5% as compared to the prior year. Sales to the petroleum / convenience store market represented 21% and 32% of net sales in the first half of fiscal years 2009 and 2008, respectively. Net sales to this, the Company’s largest niche market, are reported in both the Lighting and Graphics Segments, depending upon the product or service sold, and were down 49% from last year to $28,683,000 as Lighting sales were level and Graphics sales to this market decreased 68%. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company; however, if sales to other markets and customers increase more than net sales to this market, then the percentage of net sales to the petroleum / convenience store market would be expected to decline. See Note 3 to these financial statements on Major Customer Concentrations. Net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $10.8 million in the six month period ended December 31, 2008, representing approximately a 137% increase from the same period last year. In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.

The $0.8 million or 0.9% increase in Lighting Segment net sales is the net result of a $3.9 million or 7.5% increase in commissioned net sales to the commercial / industrial lighting market, and a $3.0 million net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts (net sales to one large national retailer decreased $2.6 million as compared to the first half of last year).
The $22.5 million or 39.1% decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($3.7 million decrease), two petroleum / convenience store programs ($26.2 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($7.9 million).
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting or graphics business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the Technology Segment depending upon the product and/or service provided.
The $0.6 million or 12.8% decrease in net sales of the Technology Segment is primarily the result of decreased sales of solid-state LED video screens for the sports markets ($1.6 million decrease), decreased sales of specialty LED lighting ($1.1 million decrease), decreased net sales of solid-state LED video screens to the advertizing market ($1.2 million decrease), partially offset by increased net sales of solid-state LED video screens to the entertainment market ($3.2 million increase).
The $15.2 million or 76.5% decrease in net sales of the All Other Category is primarily the result of completion of a menu board replacement program in the second quarter last year ($15.3 million decrease).
Gross profit of $31,436,000 in the first half of fiscal 2009 decreased 36% from the same period last year, and decreased from 28.3% to 23.0% as a percentage of net sales. The decrease in amount of gross profit is due both to decreased Graphics net sales and margins, both product and installation, as well as decreased gross profit margin on slightly lower Lighting net sales. The following items also influenced the Company’s gross profit margin on a consolidated basis: competitive pricing pressures; increased cost of materials in the Lighting Segment; decreased direct labor reflective of less sales volume; net decreased wage, compensation and benefits costs ($0.2 million increase in Lighting, $0.8 million decrease in Graphics and $0.1 million decrease in the All Other Category); decreased supplies ($0.1 million in Lighting and $0.2 million in Graphics); $0.3 million of decreased depreciation in the Lighting Segment; $0.2 million decreased repairs and maintenance, primarily in the Lighting Segment; and net decreased outside services ($0.1 million increase in Lighting and $0.2 million decrease in Graphics.

Selling and administrative expenses of $27,977,000 in the first half of fiscal year 2009 decreased $2.8 million, and increased to 20.5% as a percentage of net sales from 17.7% in the same period last year. Employee compensation and benefits expense decreased $0.6 million in the first half of fiscal 2009 as compared to the same period last year ($0.2 million decrease in Lighting, $0.7 million decrease in Graphics and $0.3 million increase in the All Other Category. Other changes of expense between years include decreased sales commission expense ($0.9 million in the Lighting Segment), decreased warranty expense (0.1 million in Graphics and $0.6 million in Technology), decreased outside services expense ($0.3 million, primarily in the Graphics Segment), net increased research & development expense ($0.5 million increase in Lighting associated primarily with research and development spending related to solid-state LED technology, and $0.1 million decrease in Graphics), decreased legal fees ($0.2 million, primarily in the All Other Category), increased menu board litigation settlement costs ($0.2 million in the All Other Category), increased bad debt expense ($0.1 million increase in Lighting, $0.2 million decrease in Graphics and $0.2 million increase in Technology), decreased intangible asset amortization expense ($0.1 million), decreased supplies ($0.1 million) and decreased advertising and literature ($0.1 million in the Lighting Segment).
The Company recorded an impairment of goodwill in three reporting units in the first half of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $13,250,000 (the Lighting Segment impairment was $11,185,000, the Graphics Segment impairment was $716,000 and the impairment in the All Other Category was $1,349,000) with no similar impairment expense in the first half of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the Company.
The Company reported net interest expense of $4,000 in the first half of fiscal 2009 as compared to net interest income of $212,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was occasionally in a borrowing position the first half of fiscal 2009.
The effective tax rate in the first half of fiscal 2008 was 36.8%, resulting in an income tax expense of $6,871,000. The $895,000 income tax expense in the first half of fiscal 2009 reflects a tax expense of $993,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a tax benefit of $98,000 associated with the impairment of goodwill.
The Company reported a net loss of $(10,690,000) in the first half of fiscal 2009 as compared to net income of $11,776,000 in the same period last year. The decrease is primarily the result of decreased gross profit on decreased net sales and a fiscal 2009 $13.3 million pre-tax goodwill impairment expense, partially offset by decreased operating expenses and decreased income tax expense. The diluted loss per share was $(0.49) in the first half of fiscal 2009, as compared to earnings per share of $0.53 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the first half of fiscal 2009 were 21,798,000 shares as compared to 22,036,000 shares for the same period last year.

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
At December 31, 2008 the Company had working capital of $73.6 million, compared to $72.9 million at June 30, 2008. The ratio of current assets to current liabilities was 4.72 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008. The $0.7 million increase in working capital from June 30, 2008 to December 31, 2008 was primarily related to decreased accounts payable ($4.8 million), decreased accrued expenses and customer prepayments ($6.0 million and $0.9 million, respectively), increased cash and cash equivalents ($1.2 million), partially offset by decreased inventory ($6.6 million), decreased net accounts receivable ($3.6 million), and decreased other current assets ($2.0 million).
The Company generated $6.6 million of cash from operating activities in the first half of fiscal 2009 as compared to a generation of $7.3 million last year. This $0.7 million decrease in net cash flows from operating activities is primarily the net result of less net income ($22.5 million unfavorable), a non-cash goodwill impairment charge in fiscal 2009 ($13.3 million favorable), less of a reduction in accounts receivable (unfavorable change of $9.5 million), a decrease in inventories rather than an increase (favorable change of $7.6 million), less of a reduction in customer prepayments (favorable change of $10.5 million), a smaller decrease in accounts payable and accrued expenses (favorable change of $0.1 million), decreased depreciation and amortization (unfavorable $0.5 million), larger increases in the reserves for bad debts and inventory obsolescence (favorable $0.2 million) and an increase in deferred income tax assets rather than a decrease (unfavorable $0.6 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.
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
Inventories at December 31, 2008 decreased $6.6 million from June 30, 2008 levels. Primarily in response to customer programs and the timing of shipments, inventory decreases occurred in the Lighting Segment of approximately $0.9 million (some of this inventory supports certain graphics programs), in the Graphics Segment of approximately $2.8 million, in the Technology Segment of approximately $2.4 million and in the All Other Category of approximately $0.6 million since June 30, 2008.
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

Asset Impairment
Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. A $27,209,000 goodwill and intangible asset impairment charge was recorded as of June 30, 2008 as a result of the Company’s annual impairment test. The impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company. This impairment charge was recorded in the fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the Company’s stock price as of June 30, 2008. Also see Note 7.
Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of December 31, 2008. Based upon the Company’s analysis, it was determined that the goodwill associated with three of the five remaining reporting units that contain goodwill was either fully or partially impaired. The total amount of the goodwill impairment was $13,250,000, of which $11,185,000 was full impairment of the goodwill within one reporting unit in the Lighting Segment, $716,000 was full impairment of the goodwill within one reporting unit in the Graphics Segment and $1,349,000 represents a partial impairment of the goodwill within one reporting unit in the All Other Category. The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed. The impairment charge was recorded in the second quarter.
Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. As a result of the fiscal year 2008 review of long lived assets and definite-lived intangible assets in connection with SFAS No. 144, it was determined that a certain trade name within the Lighting Segment was deemed fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008. There were no impairment charges related to long-lived tangible assets or definite-lived intangible assets recorded by the Company during the first half of fiscal year 2009.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2008 and management reported that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

A re-evaluation was performed as of December 31, 2008 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were not effective as of December 31, 2008, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). The Company has restated its condensed consolidated financial statements in this Form 10-Q/A to reflect the correct amount of impairment related to goodwill for the quarter ended December 31, 2008 and has taken certain other remedial actions as of the date of the filing of this Form 10-Q/A as described further below. Therefore, management believes that the Condensed Consolidated financial statements included in this
Form 10-Q/A present fairly, in all material respects, the Company’s position, results of operations and cash flows for the periods presented.
Changes in Internal Control
Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Other than with respect to the new risk factor below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the second quarter of fiscal 2009 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
10/1/08 to 10/31/08	725	$6.51	725	(1)
11/1/08 to 11/30/08	841	$6.18	841	(1)
12/1/08 to 12/31/08	—	—	—	(1)
Total	1,566	$6.33	1,566	(1)
(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At December 31, 2008, the Plan held 229,199 shares of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held November 20, 2008, the following actions were taken by shareholders:
4.1 All persons nominated as Directors were elected with the votes for each person being:

		Shares — Withheld	Shares	Broker
Name	Shares For	Authority	Abstained	Non-Votes
Gary P. Kreider	10,498,144.450483	9,704,764.657053	N/A	none
Dennis B. Meyer	19,887,554.450483	315,354.657053	N/A	none
Wilfred T. O’Gara	19,887,554.450483	305,408.657053	N/A	none
Robert J. Ready	13,355,964.887911	6,846,944.219625	N/A	none
Mark A. Serrianne	19,897,025.107536	305,884.000	N/A	none
James P. Sferra	12,511,947.107536	7,690,962.000	N/A	none
4.2 Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal 2009.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
20,081,936.343744	78,561	42,411.763792	none
4.3 Amendment of the Company’s Code of Regulations

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
18,904,654.481843	1,201,196.373202	97,058.252491	none
ITEM 6. EXHIBITS
a) Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
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