Form 10-Q
period 2009-03-31
LSI INDUSTRIES INC
filed 2009-09-02
CIK 763532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 0-13375
LSI Industries Inc.

State of Incorporation — Ohio IRS Employer I.D. No. 31-0888951
10000 Alliance Road
Cincinnati, Ohio 45242
(513) 793-3200
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 17, 2009 there were 24,037,508 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, reliance on key customers, financial difficulties experienced by customers, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments and the other risk factors that are identified herein. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K/A and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(in thousands, except per share data)	2009	2008	2009	2008

Net sales	$46,989	$64,780	$183,614	$238,843

Cost of products and services sold	38,215	48,798	143,404	173,651

Gross profit	8,774	15,982	40,210	65,192

Selling and administrative expenses	11,612	14,456	39,589	45,231

Goodwill impairment	957	—	14,207	—

Operating income (loss)	(3,795)	1,526	(13,586)	19,961

Interest (income)	(18)	(66)	(101)	(316)

Interest expense	12	15	99	53

Income (loss) before income taxes	(3,789)	1,577	(13,584)	20,224

Income tax expense (benefit)	(1,322)	580	(427)	7,451

Net income (loss)	$(2,467)	$997	$(13,157)	$12,773

Earnings (loss) per common share (see Note 4)
Basic	$(0.11)	$0.05	$(0.60)	$0.59

Diluted	$(0.11)	$0.05	$(0.60)	$0.58

Weighted average common shares outstanding
Basic	21,801	21,786	21,799	21,753

Diluted	21,801	21,908	21,799	21,996

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except share amounts)	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$13,713	$6,992
Accounts and notes receivable, net	30,108	38,857
Inventories	39,371	50,509
Refundable income taxes	1,067	1,834
Other current assets	5,533	6,111

Total current assets	89,792	104,303

Property, Plant and Equipment, net	41,565	44,754

Goodwill, net	1,818	16,025

Other Intangible Assets, net	13,502	15,060

Other Assets, net	4,934	4,072

TOTAL ASSETS	$151,611	$184,214

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,689	$15,452
Accrued expenses	9,372	15,988

Total current liabilities	17,061	31,440

Long-Term Debt	—	—
Other Long-Term Liabilities	3,046	3,584
Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	—	—
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 21,571,545 and 21,585,390 shares, respectively	82,529	81,665
Retained earnings	48,975	67,525

Total shareholders’ equity	131,504	149,190

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$151,611	$184,214

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(13,157)	$12,773
Non-cash items included in net income (loss)
Depreciation and amortization	5,896	6,644
Goodwill impairment	14,207	—
Deferred income taxes	(779)	155
Deferred compensation plan	48	90
Stock option expense	908	929
Issuance of common shares as compensation	31	34
Loss on disposition of fixed assets	5	3
Allowance for doubtful accounts	(27)	(106)
Inventory obsolescence reserve	165	139

Changes in
Accounts receivable	8,776	14,685
Inventories	10,973	729
Accounts payable and other	(12,532)	(12,612)
Customer prepayments	(1,123)	(17,029)

Net cash flows from operating activities	13,391	6,434

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,156)	(3,243)
Proceeds from sale of fixed assets	2	1
Proceeds from sale of short-term investments	—	8,000

Net cash flows from (used in) investing activities	(1,154)	4,758

Cash Flows from Financing Activities
Payment of long-term debt	(1,282)	(958)
Proceeds from issuance of long-term debt	1,282	958
Cash dividends paid	(5,393)	(10,342)
Exercise of stock options	—	1,076
Purchase of treasury shares	(175)	(228)
Issuance of treasury shares	52	80

Net cash flows (used in) financing activities	(5,516)	(9,414)

Increase in cash and cash equivalents	6,721	1,778

Cash and cash equivalents at beginning of year	6,992	2,731

Cash and cash equivalents at end of period	$13,713	$4,509

Supplemental Cash Flow Information
Interest paid	$58	$62

Income taxes paid	$377	$10,550

Issuance of common shares as compensation	$31	$34

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations for the periods ended March 31, 2009 and 2008, and its cash flows for the periods ended March 31, 2009 and 2008. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2008 annual report. Financial information as of June 30, 2008 has been derived from the Company’s audited consolidated financial statements.
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
Credit and Collections:
The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.
The following table presents the Company’s net accounts and notes receivable at the dates indicated.

	March 31,	June 30,
(In thousands)	2009	2008

Accounts and notes receivable	$30,666	$39,442
less Allowance for doubtful accounts	(558)	(585)

Accounts and notes receivable, net	$30,108	$38,857

Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments during the first half of fiscal 2008. There were no such investments in the first nine months of fiscal 2009.

Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. At March 31, 2009 and June 30, 2008, the bank balances included $0 and $3,376,000, respectively, in excess of FDIC insurance limits.
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
The following table presents the Company’s property, plant and equipment at the dates indicated.

	March 31,	June 30,
(In thousands)	2009	2008

Property, plant and equipment, at cost	$103,018	$102,132
less Accumulated depreciation	(61,453)	(57,378)

Property, plant and equipment, net	$41,565	$44,754

The Company recorded $1,401,000 and $1,592,000 of depreciation expense in the third quarter of fiscal 2009 and 2008, respectively, and $4,338,000 and $4,899,000 of depreciation expense in the first nine months of fiscal 2009 and 2008, respectively.

Intangible Assets:
Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company’s balance sheet. The definite-lived intangible assets are being amortized to expense on a straight line basis over periods ranging between two and twenty years. The Company periodically evaluates definite-lived intangible assets for permanent impairment. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired (“goodwill”) are amortized, however they are subject to review for impairment. See additional information about goodwill and intangibles in Note 6.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	March 31,	June 30,
(In thousands)	2009	2008

Balance at beginning of the period	$257	$314
Additions charged to expense	354	1,141
Deductions for repairs and replacements	(453)	(1,198)

Balance at end of the period	$158	$257

Contingencies:
The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable (see Note 11).

Research and Development Costs:
Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. The Company follows the requirements of Statement of Financial Accounting Standards (SFAS) No. 86 by expensing as research and development all costs associated with development of software used in solid-state LED products. Research and development costs incurred total $962,000 and $1,079,000 for the three month periods ended March 31, 2009 and 2008, respectively, and $3,028,000 and $2,798,000 for the nine month periods ended March 31, 2009 and 2008, respectively.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled zero shares and 122,000 shares for the three months ended March, 2009 and 2008, respectively, and zero shares and 243,000 shares for the nine months ended March 31, 2009 and 2008, respectively. See also Note 4.
Stock Options:
There were no disqualifying dispositions of shares from stock option exercises in the first nine months of fiscal 2009. The Company recorded $228,500 in the first nine months of fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in additional paid in capital, and $7,200 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $221,300. See further discussion in Note 10.
New Accounting Pronouncements:
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP No. 141(R)-1 which applies to all assets and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) and FSP No. 141(R)-1 are effective beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2008, the Financial Accounting Standards Board issued Emerging Issues Task Force EITF 08-7, “Accounting for Defensive Intangible Assets,” which clarifies how to account for acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. EITF 08-7 is effective for LSI for intangible assets acquired on or after July 1, 2009.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, or the Company’s fiscal year ending June 30, 2009. The Company will adopt SFAS No. 165 when reporting its fiscal year 2009 operating results and will disclose or recognize subsequent events as required.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, or the Company’s fiscal year beginning July 1, 2010. The Company will evaluate the impact of adopting SFAS No. 167 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. It establishes the Codification as the source of authoritative GAAP and states that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s first quarter ending September 30, 2009.
Comprehensive Income:
The Company does not have any comprehensive income items other than net income.
Reclassifications:
Immaterial reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including elimination of the separate breakout of Net Sales — Installation on the face of the Condensed Consolidated Statements of Operations because installation revenue in the current year did not meet the threshold for separate presentation.
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
The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid state LED digital advertising billboards, and solid state LED digital sports video screens. These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics and meet the other requirements for aggregation in segment reporting.
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
The Company recorded an impairment of goodwill in the second quarter of fiscal 2009 in the amount of $13,250,000. This non-cash charge is included in the Lighting Segment in the amount of $11,185,000, in the Graphics Segment in the amount of $716,000, and in the All Other Category in the amount of $1,349,000. Additionally, the Company recorded an impairment of goodwill in the third quarter of fiscal 2009 in the amount of $957,000. This non-cash charge is included in the All Other Category. See further discussion in Note 6.

Summarized financial information for the Company’s reportable business segments for the three and nine months ended March 31, 2009 and 2008, and as of March 31, 2009 and June 30, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2009	2008	2009	2008

Net sales:
Lighting Segment	$33,562	$43,554	$126,489	$135,639
Graphics Segment	11,327	14,305	46,354	71,814
Technology Segment	439	1,780	4,429	6,355
All Other Category	1,661	5,141	6,342	25,035

	$46,989	$64,780	$183,614	$238,843

Operating income (loss):
Lighting Segment	$(209)	$2,826	$(5,691)	$12,222
Graphics Segment	72	777	1,742	10,167
Technology Segment	(187)	(297)	185	(883)
All Other Category	(3,471)	(1,780)	(9,822)	(1,545)

	$(3,795)	$1,526	$(13,586)	$19,961

Capital expenditures:
Lighting Segment	$145	$198	$878	$1,772
Graphics Segment	117	312	213	722
Technology Segment	7	89	25	168
All Other Category	(1)	101	40	581

	$268	$700	$1,156	$3,243

Depreciation and amortization:
Lighting Segment	$862	$909	$2,624	$2,962
Graphics Segment	309	321	976	963
Technology Segment	111	202	332	494
All Other Category	638	741	1,964	2,225

	$1,920	$2,173	$5,896	$6,644

	March 31,	June 30,
	2009	2008
Identifiable assets:
Lighting Segment	$74,706	$97,169
Graphics Segment	28,378	34,517
Technology Segment	12,109	13,806
All Other Category	36,418	38,722

	$151,611	$184,214

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2009	2008	2009	2008

Lighting Segment intersegment net sales	$1,092	$455	$5,131	$2,651

Graphics Segment intersegment net sales	$168	$242	$916	$1,178

Technology Segment intersegment net sales	$85	$248	$3,801	$601

All Other Category intersegment net sales	$473	$1,865	$3,425	$11,974
Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.
Identifiable assets are those assets used by each segment in its operations. Corporate assets, which consist primarily of cash and cash equivalents, refundable income taxes and certain intangible assets are included in the All Other Category.
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2009	2008	2009	2008
Net sales (a):
United States	$46,550	$63,000	$179,185	$232,488
Canada	439	1,780	4,429	6,355

	$46,989	$64,780	$183,614	$238,843

	March 31,	June 30,
	2009	2008
Long-lived assets (b):
United States	$45,855	$47,928
Canada	644	898

	$46,499	$48,826

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4: EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings or (loss) per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$(2,467)	$997	$(13,157)	$12,773

Weighted average shares outstanding during the period, net of treasury shares (a)	21,572	21,576	21,574	21,544
Weighted average shares outstanding in the Deferred Compensation Plan during the period	229	210	225	209

Weighted average shares outstanding	21,801	21,786	21,799	21,753

Basic earnings (loss) per share	$(0.11)	$0.05	$(0.60)	$0.59

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(2,467)	$997	$(13,157)	$12,773

Weighted average shares outstanding — Basic	21,801	21,786	21,799	21,753

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	122	—	243

Weighted average shares outstanding (c)	21,801	21,908	21,799	21,996

Diluted earnings (loss) per share	$(0.11)	$0.05	$(0.60)	$0.58

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 1,512,799 common shares and 627,283 common shares during the three month periods ending March 31, 2009 and 2008, respectively, and options to purchase 1,450,543 common shares and 528,758 common shares during the nine month periods ending March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5: BALANCE SHEET DATA
The following information is provided as of the dates indicated (in thousands):

	March 31,	June 30,
	2009	2008
Inventories
Raw materials	$19,744	$25,150
Work-in-process	5,695	7,955
Finished goods	13,932	17,404

	$39,371	$50,509

Accrued Expenses
Compensation and benefits	$5,502	$7,060
Customer prepayments	697	1,820
Accrued Commissions	993	1,552
Legal settlement	—	2,800
Other accrued expenses	2,180	2,756

	$9,372	$15,988

Other Long-Term Liabilities
Reserve for uncertain tax positions	$2,736	$3,225
Other long-term liabilities	310	359

	$3,046	$3,584

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test as of July 1, 2008. However, because the conditions of impairment were present at June 30, 2008, the resulting impairment was recorded in the fourth quarter of fiscal year 2008. The Company did not record any impairment charges in the first quarter of fiscal year 2009 or in the first nine months of fiscal year 2008.
Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that additional goodwill impairment tests were required as of both March 31, 2009 and December 31, 2008. With respect to the impairment test performed as of December 31, 2008, based upon the Company’s analysis, it was determined that the goodwill associated with three reporting units was either fully or partially impaired. The total amount of the goodwill impairment was $13,250,000, of which $11,185,000 was full impairment of the goodwill in one reporting unit in the Lighting Segment, $716,000 was full impairment in one reporting unit in the Graphics Segment, and $1,349,000 was a partial impairment in one reporting unit in the All Other Category. The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed.
With respect to the impairment test as of March 31, 2009, the Company’s analysis indicates there was a partial impairment in the amount of $957,000 in one reporting unit in the All Other Category. The impairment was due to a combination of a decline in the market capitalization of the Company as of March 31, 2009 and a decline in the estimated forecasted discounted cash flows since the December 31, 2008 goodwill impairment test. This $957,000 non-cash impairment charge was recorded in the third quarter. The total goodwill impairment charge recorded in the first nine months of fiscal 2009 was $14,207,000.

The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing. These include operating results, forecasts, anticipated future cash flows and market place data, to name a few. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.
The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of March 31, 2009			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	$2,026	$208	$1,818	$16,549	$524	$16,025

Other Intangible Assets	$22,219	$8,717	$13,502	$22,219	$7,159	$15,060

The carrying amounts of goodwill are as follows:

	June 30,		March 31,
(in thousands)	2008	Impairment	2009

Lighting Segment	$11,320	$11,185	$135
Graphics Segment	974	716	258
All Other Category	3,731	2,306	1,425

Total	$16,025	$14,207	$1,818

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2009		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Customer relationships	$7,472	$4,034	$7,472	$3,620
Patents	110	57	110	52
LED Technology firmware, software	10,448	4,104	10,448	2,985
Non-compete agreements	630	522	630	502

	18,660	8,717	18,660	7,159

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559	—

	3,559	—	3,559	—

Total Intangible Assets	$22,219	$8,717	$22,219	$7,159

	Amortization Expense of Other Intangible Assets
	March 31, 2009	March 31, 2008

Three Months Ended	$519	$581

Nine Months Ended	$1,558	$1,745

The Company expects to record amortization expense through fiscal 2014 as follows: 2009 — $2,079,000; 2010 through 2011 — $2,080,000 per year; 2012 — $2,079,000; 2013 — $1,816,000; and 2014 — $110,000.
NOTE 7: REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
In the third quarter of fiscal 2009, the Company chose to reduce its unsecured $50 million revolving line of credit with its bank group in the U.S. down to a $40 million line of credit. All $40 million was available as of March 31, 2009. While there have been some borrowings on this line of credit during the first nine months of fiscal 2009, there are no borrowings against this line of credit as of March 31, 2009. A portion of this credit facility is a $10 million committed line of credit that expires in the third quarter of fiscal 2010. The remainder of the credit facility is a $30 million two year committed line of credit that expires in fiscal 2011. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. For the $30 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. For the $10 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, is 250 basis points, and the fee on the unused balance of the $10 million committed line of credit is 30 basis points. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.
The Company also has a $5 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2010. Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. While there has been activity in this line of credit during the first nine months of fiscal 2009, there are no borrowings against this line of credit as of March 31, 2009.
The Company is in compliance with all of its loan covenants as of March 31, 2009, and subsequent to that date obtained a waiver from its bank group to extend the time period through September 30, 2009 for submitting a copy of the Company’s Form 10-Q for the quarter ended March 31, 2009.

NOTE 8: RESERVE FOR UNCERTAIN TAX LIABILITIES
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
For the three months ended March 31, 2009, the Company recognized a $25,000 tax benefit related to the decrease in reserves for uncertain tax positions. For the nine months ended March 31, 2009, the Company recognized an additional $6,000 tax expense related to the increase in reserves for uncertain tax positions, paid net liabilities totaling $162,000, and reduced the reserve by $333,000 through the income tax provision as a result of a voluntary disclosure agreement and filing making this portion of the liability no longer required. As of March 31, 2009, the reserve for uncertain income tax liabilities is $2,736,000, net of potential federal tax benefits. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Statements of Operation. The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.
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
NOTE 9: CASH DIVIDENDS
The Company paid cash dividends of $5,393,000 and $10,342,000 in the nine month periods ended March 31, 2009 and 2008, respectively. In April, 2009, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,079,000) payable on May 12, 2009 to shareholders of record as of May 5, 2009.
NOTE 10: EQUITY COMPENSATION
Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Prior to fiscal 2007, options granted to non-employee directors were immediately exercisable. The number of shares reserved for issuance is 2,250,000, of which 926,063 shares were available for future grant or award as of March 31, 2009. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of March 31, 2009, a total of 1,512,587 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 816,162 options for common shares were vested and exercisable. The approximate unvested stock option expense as of March 31, 2009 that will be recorded as expense in future periods is $2,284,100. The weighted average time over which this expense will be recorded is approximately 20 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. There were no grants made in the three months ended March 31, 2009. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08

Dividend yield	—	3.61%	5.16%	3.61%
Expected volatility	—	37%	41%	36%
Risk-free interest rate	—	2.5%	3.1%	4.3%
Expected life	—	4.3 yrs.	4.3 yrs.	4.3 yrs.
At March 31, 2009, the 339,300 options granted in the first nine months of fiscal 2009 to both employees and non-employee directors had exercise prices ranging from $4.60 to $8.98, fair values ranging from $1.12 to $2.21, and remaining contractual lives of between four years and eight months and nine years and eight months.
At March 31, 2008, the 328,200 options granted in the first nine months of fiscal 2008 to employees and non-employee directors had exercise prices ranging from $12.58 to $19.76, fair values ranging from $3.07 to $6.61 per option, and remaining contractual lives of between four years and eleven months and nine years and five months.
The Company records stock option expense using a straight line Black-Scholes method with an estimated 4.2% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. The Company recorded $262,500 and $319,900 of expense related to stock options in the three months ended March 31, 2009 and 2008, respectively, and $907,600 and $929,100 in the nine month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company expects that approximately 655,000 outstanding stock options having a weighted average exercise price of $14.18, intrinsic value of $2,529 and weighted average remaining contractual terms of 8.4 years will vest in the future.

Information related to all stock options for the periods ended March 31, 2009 and 2008 is shown in the table below:

	Nine Months Ended
	March 31, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Granted	339,300	$8.89
Forfeitures	(24,195)	$12.92
Exercised	—	n/a

Outstanding at 3/31/09	1,512,587	$13.22	6.6 years

Exercisable at 3/31/09	816,162	$12.51	5.0 years	$855

	Nine Months Ended
	March 31, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/07	983,788	$12.16	6.3 years	$5,642,400

Granted	328,200	$19.74
Forfeitures	(5,500)	$16.14
Exercised	(105,006)	$9.52

Outstanding at 3/31/08	1,201,482	$14.45	6.8 years	$1,790,700

Exercisable at 3/31/08	599,532	$11.31	5.1 years	$1,543,300

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2008 was $913,649. No options were exercised in the nine months ended March 31, 2009.
The Company received $855,000 of cash and 8,068 common shares of the Company’s stock from employees who exercised 105,006 options during the nine months ended March 31, 2008. Additionally, in this nine month period, the Company recorded $228,500 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Information related to unvested stock options for the nine months ended March 31, 2009 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$—

Vested	(219,325)	$15.49
Forfeitures	(5,550)	$16.55
Granted	339,300	$8.89

Outstanding unvested stock options at 3/31/09	696,425	$14.05	8.5 years	$2,565

Stock Compensation Awards
The Company awarded a total of 1,600 and 4,152 common shares, respectively, in the three months and nine months ended March 31, 2009, valued at their approximate $11,000 and $31,000 fair market values, respectively, on the dates of issuance pursuant to employee service awards and primarily the compensation program for non-employee Directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of March 31, 2009 there were 35 participants and all but one had fully vested account balances. A total of 229,147 common shares with a cost of $2,549,300, and 211,151 common shares with a cost of $2,426,800 were held in the Plan as of March 31, 2009 and June 30, 2008, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this Plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.” For fiscal year 2009, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 25,000 to 27,000 common shares of the Company. During the nine months ended March 31, 2009 and 2008, the Company used approximately $174,900 and $228,000, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.

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
NOTE 12: SUBSEQUENT EVENT
On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen — collectively, “AdL”), which were privately owned and based in Columbus, Ohio. Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875. This purchase price exceeds the fair value of the net assets being acquired, and it is estimated that when the purchase price allocation has been completed there will be significant goodwill recorded with this acquisition, as well as certain intangible assets. Additionally, LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses. The goodwill associated with the acquisition of AdL will consist largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products. None of the goodwill will be deductible by the Company for tax purposes. Certain information necessary to perform the purchase accounting and determine the opening July 22, 2009 balance sheet of this 100% owned subsidiary, LSI ADL Technology, is not available at the time of filing of this Form 10-Q. The following information is not available: (1) U.S. GAAP financial statements of the three acquired companies as of July 22, 2009 have not been prepared; (2) the valuation of all acquired fixed assets has not been finalized; and (3) the valuation of any intangible assets is in process, but has not been completed. It is expected that there won’t be any contingent liabilities or assets associated with the purchase of AdL. There were no acquisition related costs included in the March 31, 2009 financial statements, and the operations of LSI ADL Technology will be included in the Company’s operating results beginning July 23, 2009. Subject to further analysis, it is likely that the results of LSI ADL Technology will be reported in its own separate reportable business segment beginning in the first quarter of fiscal 2010.
LSI ADL Technology Inc. will design, engineer, and manufacture custom designed circuit boards, assemblies, and sub-assemblies used in various applications including the control of solid-state LED lighting. With the acquisition of AdL, we made a decision to further establish and advance our leadership position in LED lighting by vertically integrating our capabilities in connection with designing, engineering, and producing the solid-state electronics that control and power LEDs. LSI ADL will allow us to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components. ADL’s capabilities will also have applications in our other LED product lines such as digital scoreboards, advertising ribbon boards and billboards. The management team and all employees of the acquired companies remain with LSI ADL Technology.

NOTE 13: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s March 31, 2008 condensed consolidated financial statements, the Company’s management determined that there were errors in its determination of reportable segments.
The Company has restated its reportable business segments by expanding from two segments to three segments, and has added an All Other Category. All segment data has therefore been conformed to the new business segment structure as more fully discussed in Note 3.
In addition, the Company incorrectly included a non-cash use of $2,582,000 related to the change in the Reserve for uncertain tax positions charged against retained earnings in the cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2008, with an offsetting amount included in accounts payable and other.
The Company has restated its Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2008 to correct the error noted above as follows:

	As Previously	Restated	As
($ in thousands)	Reported	Adjustments	Restated

Accounts payable and other	(10,030)	(2,582)	(12,612)
Reserve for uncertain tax positions charged against retained earnings	(2,582)	2,582	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have restated our reportable business segments as discussed in Note 13. Therefore, all segment data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been conformed to the new business segment structure.
Net Sales by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2009	2008	2009	2008

Lighting Segment	$33,562	$43,554	$126,489	$135,639
Graphics Segment	11,327	14,305	46,354	71,814
Technology Segment	439	1,780	4,429	6,355
All Other Category	1,661	5,141	6,342	25,035

	$46,989	$64,780	$183,614	$238,843

Operating Income (Loss) by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2009	2008	2009	2008

Lighting Segment	$(209)	$2,826	$(5,691)	$12,222
Graphics Segment	72	777	1,742	10,167
Technology Segment	(187)	(297)	185	(883)
All Other Category	(3,471)	(1,780)	(9,822)	(1,545)

	$(3,795)	$1,526	$(13,586)	$19,961

As fiscal 2009 has progressed, the Company has encountered a global economic recession with unprecedented negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business. Taken as a whole, these factors have caused a substantial reduction in demand for our lighting and graphics products. Virtually all of our markets have been adversely impacted and our business has suffered as a result. During these difficult and uncertain economic conditions, we have taken a number of proactive steps to “right size” LSI Industries to meet today’s challenges. Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow. We believe the economy will eventually improve. As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic recession that will likely continue to impact results during the next several quarters. LSI is facing a period of challenging business conditions in the near term due to the general economic recession but expects to emerge a stronger and more efficient company as business conditions improve.
The Company’s total net sales of products and services related to solid state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $3.1 million in the three month period ended March 31, 2009, representing approximately a 64% increase from the same period last year. In addition, the Company sells certain elements of graphic identification programs that contain solid state LED light sources.
The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
Lighting Segment

	Three Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$33,562	$43,554

Operating Income (Loss)	$(209)	$2,826
Lighting Segment net sales of $33,562,000 in the third quarter of fiscal 2009 decreased 22.9% from fiscal 2008 third quarter net sales of $43,554,000. The $10.0 million decrease in Lighting Segment net sales is primarily the result of a $3.8 million or 15% decrease in commissioned net sales to the commercial / industrial lighting market, and a $6.2 million or 33% net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts. Sales of lighting to the petroleum / convenience store market represented 20% and 15% of Lighting Segment net sales in the third quarters of fiscal years 2009 and 2008, respectively. Net sales of lighting to this, the Company’s largest niche market, were up nearly 2% from last year to $6,706,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. Net sales of products and services related to solid-state LED lighting totaled $1.8 million and $1.0 million in the three month periods ended March 31, 2009 and 2008, respectively.
Gross profit of $6,523,000 in the third quarter of fiscal 2009 decreased $4.2 million or 39% from the same period last year, and decreased from 24.7% to 19.4% as a percentage of Lighting Segment net sales. The decrease in amount of gross profit is due both to decreased Lighting net sales, and margins, caused in part by increased material costs as a percent of net sales and by higher manufacturing overhead costs as a percentage of net sales due to the lower sales volume. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures, increased direct labor as a percentage of net sales, and other manufacturing expenses in support of production requirements ($0.9 million of decreased wage, compensation and benefits costs; $0.2 million decreased supplies; and $0.1 million decreased repairs and maintenance).
Selling and administrative expenses of $6,642,000 in the third quarter of fiscal year 2009 decreased $0.9 million, and increased to 19.8% as a percentage of Lighting Segment net sales from 17.3% in the same period last year. Employee compensation and benefits expense increased $0.3 million in the third quarter of fiscal 2009 as compared to the same period last year, and other changes of expense between years include decreased sales commission expense ($0.9 million), decreased bad debt expense ($0.1 million), increased research and development expense ($0.1 million) and increased outside services expense ($0.1 million).
The Lighting Segment third quarter operating loss of $(209,000) compares to operating income of $2,826,000 in the same period last year. This decrease of $3.0 million was the result of decreased net sales and decreased gross profit, partially offset by decreased selling and administrative expenses.

Graphics Segment

	Three Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$11,327	$14,305

Operating Income	$72	$777
Graphics Segment net sales of $11,327,000 in the third quarter of fiscal 2009 decreased 20.8% from fiscal 2008 third quarter net sales of $14,305,000. The $3.0 million decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($1.2 million decrease), two petroleum / convenience store customers’ programs ($2.4 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($0.6 million increase), and sales of solid-state LED video screens for sports markets ($1.1 million increase). Sales of graphics products and services to the petroleum / convenience store market represented 41% and 53% of Graphics Segment net sales in the third quarters of fiscal years 2009 and 2008, respectively. Net sales of graphics to this, the Company’s largest niche market, were down nearly 39% from last year to $4,623,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. Net sales of products and services related to solid-state LED video screens totaled $1.2 million in the three month period ended March 31, 2009, with no such sales in the same period last year.
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.
Gross profit of $2,267,000 in the third quarter of fiscal 2009 decreased $1.0 million or 30% from the same period last year, and decreased from 22.8% to 20.0% as a percentage of Graphics Segment net sales. The decrease in amount of gross profit is due both to decreased Graphics net sales and margins (both product and installation), increased material costs as a percentage of Graphics Segment net sales, and under utilized manufacturing capacity. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($0.4 million of decreased wage, compensation and benefits costs; and $0.1 million decreased supplies and repairs and maintenance).
Selling and administrative expenses of $2,109,000 in the third quarter of fiscal year 2009 decreased $0.4 million, and increased to 18.6% as a percentage of Graphics Segment net sales from 17.3% in the same period last year. Changes of expense between years include decreased bad debt expense ($0.1 million), decreased depreciation expense ($0.1 million), decreased customer relations expense ($0.1 million) and decreased outside services expense ($0.1 million).

The Graphics Segment third quarter operating income of $72,000 compares to $777,000 in the same period last year. This decrease of $0.7 million was the result of decreased net sales and decreased gross profit, partially offset by decreased selling and administrative expenses.
Technology Segment

	Three Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$439	$1,780

Operating Income (Loss)	$(187)	$(297)
Technology Segment net sales of $439,000 in the third quarter of fiscal 2009 decreased 75.3% from fiscal 2008 third quarter net sales of $1,780,000. The $1.3 million decrease in Technology Segment net sales is primarily the result of decreased sales of solid state LED video screens for sports markets ($0.5 million) and decreased sales of specialty LED lighting ($0.8 million).
Gross profit of $43,000 in the third quarter of fiscal 2009 decreased $0.3 million or 89% from the same period last year, and decreased from 21.3% to 9.8% as a percentage of Technology Segment net sales. The decrease in amount of gross profit is due both to decreased Technology net sales and margins.
Selling and administrative expenses of $204,000 in the third quarter of fiscal year 2009 decreased $0.4 million, and increased to 46.4% as a percentage of Technology Segment net sales from 31.3% in the same period last year. Employee compensation and benefits expense decreased $0.1 million in the third quarter of fiscal 2009 as compared to the same period last year, and other changes of expense between years include decreased bad debt expense ($0.1 million), decreased sales commissions expense ($0.1 million) and decreased expense related to amortization of intangibles ($0.1 million).
The Technology Segment third quarter operating loss of $(187,000) compares to an operating loss of $(297,000) in the same period last year. This decrease of $0.1 million was the result of decreased net sales and decreased gross profit, partially offset by decreased selling and administrative expenses.
All Other Category

	Three Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$1,661	$5,141

Operating Income (Loss)	$(3,471)	$(1,780)
All Other Category net sales of $1,661,000 in the third quarter of fiscal 2009 decreased 67.7% from fiscal 2008 third quarter net sales of $5,141,000. The $3.5 million decrease in All Other Category net sales is primarily the result of the fiscal 2008 completion of a menu board replacement program ($4.3 million decrease) and changes in volume or completion of other customer programs.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.
Gross profit of $(59,000) in the third quarter of fiscal 2009 decreased $1.7 million or 104% from the same period last year, and decreased from 31.1% to (3.6)% as a percentage of the All Other Category net sales. The decrease in amount of gross profit is primarily due to decreased net sales and margins, and competitive pricing pressures, partially offset by decreased direct labor reflective of less sales volume, as well as decreased wage, compensation and benefits costs ($0.1 million reduction).
Selling and administrative expenses, which includes Corporate administration expenses, of $2,657,000 in the third quarter of fiscal year 2009 decreased $1.2 million. Changes of expense between years include decreased employee compensation and benefits expense ($0.4 million), decreased customer relations expense ($0.2 million), decreased research and development expense ($0.2 million), decreased legal fees ($0.2 million), decreased depreciation expense ($0.1 million) and decreased warranty expense ($0.1 million).
The Company recorded a partial impairment of goodwill in one reporting unit in the All Other Category in the third quarter of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $957,000 with no similar impairment expense in the third quarter of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by that reporting unit.
The All Other Category third quarter operating loss of $(3,471,000) compares to an operating loss of $(1,780,000) in the same period last year. This increased loss of $1.7 million was the result of decreased net sales and decreased gross profit, and a goodwill impairment expense in the third quarter of fiscal 2009, partially offset by decreased selling and administrative expenses.
Consolidated Results
The Company reported net interest income of $6,000 in the third quarter of fiscal 2009 as compared to net interest income of $51,000 in the same period last year. The Company was in a positive cash position, was debt free in the third quarter of fiscal 2008 and generated interest income on invested cash. The Company was in a net cash investment position at lower rates of return than the prior year and had only occasional insignificant borrowings on its Canadian line of credit in the third quarter of fiscal 2009.

The effective tax rate in the third quarter of fiscal 2008 was 36.8%, resulting in an income tax expense of $580,000. The $(1,322,000) tax benefit in the third quarter of fiscal 2009 reflects a benefit of $(1,111,000) related to the operations of the Company and a tax benefit of $(211,000) associated with the $957,000 impairment of goodwill.
The Company reported a net loss of $(2,467,000) in the third quarter of fiscal 2009 as compared to net income of $997,000 in the same period last year. The decrease is primarily the result of decreased Lighting Segment operating income, decreased Graphics Segment operating income and decreased operating income of the All Other Category (which includes a fiscal 2009 third quarter $1.0 million pre-tax goodwill impairment expense), partially offset by decreased income tax expense. The diluted loss per share was $(0.11) in the third quarter of fiscal 2009, as compared to earnings per share of $0.05 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the third quarter of fiscal 2009 were 21,801,000 shares as compared to 21,908,000 shares for the same period last year.
NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2008
Lighting Segment

	Nine Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$126,489	$135,639

Operating Income (Loss)	$(5,691)	$12,222
Lighting Segment net sales of $126,489,000 in the first nine months of fiscal 2009 decreased 6.8% from fiscal 2008 nine month net sales of $135,639,000. The $9.2 million decrease in Lighting Segment net sales is primarily the result of a $9.2 million or 16% net decrease in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and national retail accounts, and a $0.1 million or 0.1% increase in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 18% and 17% of Lighting Segment net sales in the first nine months of fiscal years 2009 and 2008, respectively. Net sales of lighting to this, the Company’s largest niche market, were up about 0.4% from last year to $22,497,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.
Gross profit of $27,857,000 in the first nine months of fiscal 2009 decreased $8.2 million or 23% from the same period last year, and decreased from 26.6% to 22.0% as a percentage of Lighting Segment net sales. The decrease in amount of gross profit is due both to decreased Lighting net sales, and margins, caused in part by increased material costs as a percent of net sales and by higher manufacturing overhead costs as a percentage of net sales due to the lower sales volume. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures; increased direct labor as a percentage of net sales; decreased wage, compensation and benefits costs ($0.7 million decrease); $0.3 million decreased supplies; $0.3 million decreased depreciation expense; and $0.2 million decreased repairs and maintenance.

Selling and administrative expenses of $22,123,000 in the first nine months of fiscal year 2009 decreased $1.7 million, and decreased to 17.5% as a percentage of Lighting Segment net sales from 17.6% in the same period last year. Employee compensation and benefits expense increased $0.1 million in the first nine months of fiscal 2009 as compared to the same period last year, and other changes of expense between years include decreased sales commission expense ($1.6 million), decreased advertising and literature expense ($0.2 million), increased bad debt expense ($0.1 million), increased research and development expense ($0.6 million), decreased customer relations expense ($0.2 million) and increased outside services expense ($0.1 million).
The Company recorded a full impairment of goodwill in one reporting unit in the Lighting Segment in the first nine months of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $11,185,000 with no similar impairment expense in the same period of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by that reporting unit.
The Lighting Segment nine month operating loss of $(5,691,000) compares to operating income of $12,222,000 in the same period last year. This decrease of $17.9 million was the result of decreased net sales and decreased gross profit, and a goodwill impairment charge, partially offset by decreased selling and administrative expenses.
Graphics Segment

	Nine Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$46,354	$71,814

Operating Income (Loss)	$1,742	$10,167
Graphics Segment net sales of $46,354,000 in the first nine months of fiscal 2009 decreased 35.5% from fiscal 2008 nine month net sales of $71,814,000. The $25.5 million decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($4.8 million decrease), two petroleum / convenience store customers’ programs ($28.5 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($8.4 million increase), and sales of solid state LED video screens for sports markets ($6.2 million increase). Sales of graphics products and services to the petroleum / convenience store market represented 38% and 67% of Graphics Segment net sales in the first nine months of fiscal years 2009 and 2008, respectively. Net sales of graphics to this, the Company’s largest niche market, were down nearly 64% from last year to $17,515,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. Net sales of products and services related to solid state LED video screens totaled $6.2 million in the nine month period ended March 31, 2009, with no such sales in the same period last year.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.
Gross profit of $10,015,000 in the first nine months of fiscal 2009 decreased $9.0 million or 47% from the same period last year, and decreased from 26.4% to 21.6% as a percentage of Graphics Segment net sales. The decrease in amount of gross profit is due both to decreased Graphics net sales and margins (both product and installation), increased material costs as a percentage of Graphics Segment net sales, and under utilized manufacturing capacity. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($1.1 million of decreased wage, compensation and benefits costs; $0.4 million decreased supplies and repairs and maintenance; $0.2 million decreased outside services; and $0.1 million decreased utilities).
Selling and administrative expenses of $7,096,000 in the first nine months of fiscal year 2009 decreased $1.7 million, and increased to 15.3% as a percentage of Graphics Segment net sales from 12.3% in the same period last year. Employee compensation and benefits expense decreased $0.7 million in the first nine months of fiscal 2009 as compared to the same period last year, and other changes of expense between years include decreased bad debt expense ($0.3 million), decreased customer relations expense ($0.3 million), decreased outside services expense ($0.3 million) decreased travel and entertainment ($0.1 million), decreased research and development ($0.1 million) and decreased supplies expense ($0.1 million).
The Company recorded a full impairment of goodwill in one reporting unit in the Graphics Segment in the first nine months of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $716,000 with no similar impairment expense in the same period of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by that reporting unit.
The Graphics Segment nine month operating income of $1,742,000 compares to $10,167,000 in the same period last year. This decrease of $8.4 million was the result of decreased net sales, decreased gross profit, and a goodwill impairment charge, partially offset by decreased selling and administrative expenses.
Technology Segment

	Nine Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$4,429	$6,355

Operating Income (Loss)	$185	$(883)
Technology Segment net sales of $4,429,000 in the first nine months of fiscal 2009 decreased 30.3% from fiscal 2008 nine month net sales of $6,355,000. The $1.9 million decrease in Technology Segment net sales is primarily the net result of decreased sales of solid-state LED video screens for sports and advertising markets ($3.0 million) and decreased sales of specialty LED lighting ($1.9 million), partially offset by increased sales of solid-state LED video screens to the entertainment market ($3.2 million).

Gross profit of $1,420,000 in the first nine months of fiscal 2009 decreased $0.2 million or 14% from the same period last year, and increased from 25.8% to 32.1% as a percentage of Technology Segment net sales. The decrease in amount of gross profit is due both to decreased Technology net sales and margins.
Selling and administrative expenses of $971,000 in the first nine months of fiscal year 2009 decreased $1.1 million, and decreased to 21.9% as a percentage of Technology Segment net sales from 32.9% in the same period last year. Employee compensation and benefits expense decreased $0.1 million in the third quarter of fiscal 2009 as compared to the same period last year, and other changes of expense between years include decreased warranty expense ($0.7 million), decreased sales commissions expense ($0.2 million) and decreased expense related to amortization of intangibles ($0.2 million).
The Technology Segment nine month operating income of $185,000 compares to an operating loss of $(883,000) in the same period last year. This increase of $1.1 million was the net result of decreased net sales, offset by increased gross profit and decreased selling and administrative expenses.
All Other Category

	Nine Months Ended
	March 31
(In thousands)	2009	2008

Net Sales	$6,342	$25,035

Operating Income (Loss)	$(9,822)	$(1,545)
All Other Category net sales of $6,342,000 in the first nine months of fiscal 2009 decreased 74.7% from fiscal 2008 nine month net sales of $25,035,000. The $18.7 million decrease in All Other Category net sales is primarily the result of the fiscal 2008 completion of a menu board replacement program ($20.1 million decrease) and changes in volume or completion of other customer programs.
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within an existing retail store. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much of the lighting or graphics business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $918,000 in the third quarter of fiscal 2009 decreased $7.5 million or 89% from the same period last year, and decreased from 33.8% to 14.5% as a percentage of the All Other Category net sales. The decrease in amount of gross profit is primarily due to decreased net sales and margins, competitive pricing pressures, decreased direct labor reflective of less sales volume, as well as decreased wage, compensation and benefits costs ($0.2 million reduction).
Selling and administrative expenses, which includes Corporate administration expenses, of $9,399,000 in the first nine months of fiscal year 2009 decreased $1.1 million. Changes of expense between years include decreased employee compensation and benefits expense ($0.2 million), decreased research and development expense ($0.3 million), decreased legal fees ($0.3 million), decreased depreciation expense ($0.3 million), increased menu board patent infringement settlement costs ($0.2 million), decreased customer relations expense ($0.1 million), increased audit/accounting fees ($0.1 million) and decreased warranty expense ($0.1 million).
The Company recorded a partial impairment of goodwill in one reporting unit in the All Other Category in the first nine months of fiscal 2009, and accordingly recorded a non-cash expense in the amount of $2,306,000 with no similar impairment expense in the first nine months of the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by that reporting unit.
The All Other Category nine month operating loss of $(9,822,000) compares to an operating loss of $(1,545,000) in the same period last year. This increased loss of $8.3 million was the result of decreased net sales and decreased gross profit, and a goodwill impairment expense in the first nine months of fiscal 2009, partially offset by decreased selling and administrative expenses.
Consolidated Results
The Company reported net interest income of $2,000 in the first nine months of fiscal 2009 as compared to net interest income of $263,000 in the same period last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was occasionally in a borrowing position the first nine months of fiscal 2009 and, when in a cash investment position, earned interest at lower rates than the prior year.
The effective tax rate in the first nine months of fiscal 2008 was 36.8%, resulting in an income tax expense of $7,451,000. The $427,000 income tax benefit in the first nine months of fiscal 2009 reflects a tax provision of $397,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a tax benefit of $824,000 associated with the $14,207,000 impairment of goodwill (the majority of which was non-deductible for tax purposes).
The Company reported a net loss of $(13,157,000) in the first nine months of fiscal 2009 as compared to net income of $12,773,000 in the same period last year. The decrease is primarily the result of decreased Lighting Segment operating income (which includes a fiscal 2009 $11.2 million pre-tax goodwill impairment), decreased Graphics Segment operating income (which includes a fiscal 2009 $0.7 million pre-tax goodwill impairment), and decreased operating income in the All Other Category (which includes a fiscal 2009 $2.3 million pre-tax goodwill impairment), partially offset by decreased income tax expense. The diluted loss per share was $(0.60) in the first nine months of fiscal 2009, as compared to earnings per share of $0.58 in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the first nine months of fiscal 2009 were 21,799,000 shares as compared to 21,996,000 shares for the same period last year.

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
At March 31, 2009 the Company had working capital of $72.7 million, compared to $72.9 million at June 30, 2008. The ratio of current assets to current liabilities was 5.26 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008. The $0.2 million decrease in working capital from June 30, 2008 to March 31, 2009 was primarily related to decreased inventory ($11.1 million), decreased net accounts receivable ($8.7 million), and decreased other current assets ($1.3 million), partially offset by decreased accounts payable ($7.8 million), decreased accrued expenses and customer prepayments ($5.5 million and $1.1 million, respectively), increased cash and cash equivalents ($6.7 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.
The Company generated $13.4 million of cash from operating activities in the first nine months of fiscal 2009 as compared to a generation of $6.4 million last year. This $7.0 million increase in net cash flows from operating activities is primarily the net result of less net income ($25.9 million unfavorable), a non-cash goodwill impairment charge in fiscal 2009 ($14.2 million favorable), less of a reduction in accounts receivable (unfavorable change of $5.9 million), more of a decrease in inventories (favorable change of $10.2 million), less of a reduction in customer prepayments (favorable change of $15.9 million), a larger decrease in accounts payable and accrued expenses (unfavorable change of $2.3 million), decreased depreciation and amortization (unfavorable $0.7 million), a larger increase in the reserves for bad debts (favorable $0.1 million) and an increase in deferred income tax assets rather than a decrease (unfavorable $0.9 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.
Net accounts receivable were $30.1 million and $38.9 million at March 31, 2009 and June 30, 2008, respectively. The decrease of $8.8 million in net receivables is primarily due to a larger amount of net sales in the fourth quarter of fiscal 2008 as compared to the third quarter of fiscal 2009, plus the affect of increased DSO (Days’ Sales Outstanding). The DSO increased slightly from 54 days at June 30, 2008 to 55 days at March 31, 2009. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
Net inventories at March 31, 2009 decreased $11.1 million from June 30, 2008 levels. Both in response to customer programs and the timing of shipments, as well as to a strategy of reducing inventory, net inventory decreases occurred in the Lighting Segment of approximately $4.4 million (some of this inventory supports certain graphics programs), in the Graphics Segment of approximately $3.5 million, in the Technology Segment of approximately $2.4 million and in the All Other Category of approximately $0.9 million since June 30, 2008.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $40 million revolving line of credit with its bank group, with all $40 million of the credit line available as of August 14, 2009. This line of credit consists of a $30 million two year committed credit facility expiring in the third quarter of fiscal 2011 and a $10 million committed credit facility expiring in the third quarter of fiscal 2010. Additionally, the Company has a separate $7 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. Renewal actions on the $30 million line of credit in the third quarter of fiscal 2009 were such that the interest rate and unused credit line cost remained the same, but the bank group did not add back a third year of commitment to the line. With respect to the $10 million line of credit (formerly this was a $20 million line), the bank group made this a committed line, increased the interest rate by 200 basis points and added an unused credit fee of 30 basis points, and as a result, the Company reduced the amount available on this portion of the overall line of credit from $20 million down to $10 million. Renewal action on the $7 million Canadian line of credit was postponed by the bank to the fourth quarter of fiscal 2009, at which time the Company renewed the Canadian line in the amount of $5 million. The interest rate was also increased on this line of credit to be consistent with the U.S. $10 million line of credit. As of August 14, 2009, all $5 million of this line of credit is available. The Company believes that the $45 million total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2009 and 2010 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
The Company used $1.2 million of cash related to investing activities in the first nine months of fiscal 2009 as compared to a generation of $4.8 million last year. The primary change between years relates to the fiscal 2008 divestiture of short-term investments ($8.0 million unfavorable) and decreased purchase of fixed assets ($2.1 million favorable). Capital expenditures of $1.2 million in the first nine months of fiscal 2009 compared to $3.2 million in the same period last year. Spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2009 capital expenditures to be approximately $3.0 million, exclusive of business acquisitions.
The Company used $5.5 million of cash related to financing activities in the first nine months of fiscal 2009 as compared to a use of $9.4 million in the same period last year. The $3.9 million favorable change between periods is primarily the result of lower cash dividend payments ($5,393,000 in the first nine months of fiscal 2009 as compared to $10,342,000 in the same period last year). The $4.9 million reduction in dividend payments between years is primarily the net result of a special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008 with none in fiscal 2009, and a lower per share dividend rate beginning in the second quarter of fiscal 2009. Additionally, the Company had cash flow from the exercise of stock options in the first nine months of fiscal 2008, while there were no exercises in the first nine months of fiscal 2009 ($1.1 million unfavorable).
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

On April 22, 2009 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,079,000) payable May 12, 2009 to shareholders of record on May 5, 2009. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2009 consistent with the above dividend policy.
Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans. The Company continues to seek out, screen and evaluate potential acquisitions that could add to our product lines or enhance the Company’s position in selected markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses.
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
Asset Impairment
Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Also see Note 6.

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
Credit and Collections
The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP No. 141(R)-1 which applies to all assets and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) and FSP No. 141(R)-1 are effective beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2008, the Financial Accounting Standards Board issued Emerging Issues Task Force EITF 08-7, “Accounting for Defensive Intangible Assets,” which clarifies how to account for acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. EITF 08-7 is effective for LSI for intangible assets acquired on or after July 1, 2009.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, or the Company’s fiscal year ending June 30, 2009. The Company will adopt SFAS No. 165 when reporting its fiscal year 2009 operating results and will disclose or recognize subsequent events as required.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, or the Company’s fiscal year beginning July 1, 2010. The Company will evaluate the impact of adopting SFAS No. 167 and cannot currently estimate the impact on its consolidated results of operations, cash flows or financial position.
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. It establishes the Codification as the source of authoritative GAAP and states that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s first quarter ending September 30, 2009.

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
Disclosure Controls and Procedures
An evaluation was performed as of March 31, 2009 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were not effective as of March 31, 2009, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”).

Changes in Internal Control
Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
As of the date of this filing, the Company believes this material weakness has been remediated by the implementation of new procedures with respect to how the goodwill impairment tests are conducted. Management re-analyzed the technical application of SFAS No. 142 and re-defined its reporting units for goodwill impairment testing. The goodwill impairment tests are now performed at the operating segment level, which is the lowest level discrete financial information available and regularly reviewed by management. These additional procedures have been designed to ensure that all technical aspects of SFAS No. 142 are properly considered and applied.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the third quarter of fiscal 2009 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
1/1/09 to 1/31/09	975	$7.25	975	(1)
2/1/09 to 2/28/09	931	$5.07	931	(1)
3/1/09 to 3/31/09	2,262	$4.17	2,262	(1)

Total	4,168	$5.09	4,168	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At March 31, 2009, the Plan held 229,147 shares of the Company.
ITEM 6. EXHIBITS
a)	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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