Form 10-K
period 2009-06-30
LSI INDUSTRIES INC
filed 2009-09-11
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $133,300,000 based upon a closing sale price of $6.87 per share as reported on The Nasdaq Global Select Market.
At August 28, 2009 there were 24,038,889 no par value Common Shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement filed with the Commission for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2009 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “guidance,” “forecasts,” “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses and unfavorable economic and market conditions. These risks and uncertainties also include, but are not limited to, those described in Part I, “Item IA. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise or update any forward-looking statements, whether as a result of new information, future events or circumstances.

PART I

ITEM 1.	BUSINESS
Our Company
We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, video rental and eyewear chains, retail chain stores and automobile dealerships located primarily in the United States. In addition, we are a leading provider of digital solid-state LED video screens and LED (light emitting diode) specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.
Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include British Petroleum/Amoco/Arco, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Pharmacies, Inc., Target Stores, Wal-Mart Stores, Inc., Chrysler, Ford, General Motors, Nissan, Saturn, and Toyota. We service our customers at the corporate, franchise and local levels.
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

Our business is organized as follows: the Lighting Segment, which represented 69% of our fiscal 2009 net sales; the Graphics Segment, which represented 26% of our fiscal 2009 net sales; the Technology Segment, which represented 2% of our fiscal 2009 net sales; and an All Other Category, which represented 3% of our fiscal 2009 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 23%, 28%, and 26% of total net sales concentrated in this market in the fiscal years ended June 30, 2009, 2008, and 2007, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-30 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2009	2008	2007
Lighting Segment	$160,475	$183,694	$191,697
Graphics Segment	60,765	85,244	107,764
Technology Segment	4,576	9,136	17,132
All Other Category	7,983	27,212	20,860

Total Net Sales	$233,799	$305,286	$337,453

Lighting Segment
Our lighting segment manufactures and markets outdoor and indoor lighting for the commercial, industrial and multi-site retail markets, including the petroleum / convenience store market. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of our niche markets. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. We do, however, design proprietary products used by our national account customers in large volume, and occasionally also provide custom products for large, specified projects. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.
Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including high-intensity discharge metal-halide, fluorescent, and solid-state LED. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.
We offer our customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for our Lighting, Graphics and Technology applications, which, when combined with the Company’s lighting fixture expertise and technology has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures.
The $23.2 million or 12.6% decrease in Lighting Segment net sales in fiscal 2009 is primarily the result of a $13.3 million or 17% net decrease in lighting sales to our niche markets (petroleum / convenience stores, automotive dealerships, and quick service restaurants) and national retail accounts, and a $9.9 million or 9.2% decrease in commissioned net sales to the commercial / industrial lighting market.
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

Graphics Segment
The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who desire that we become involved in the installation of interior or exterior graphics products.
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
The $24.5 million or 28.7% decrease in Graphics Segment net sales in fiscal 2009 is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($4.3 million decrease), two petroleum / convenience store customers’ programs ($25.7 million decrease), reductions of net sales to ten other petroleum / convenience store customers ($7.0 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($8.9 million increase), and sales of solid-state LED video screens for sports markets ($5.7 million increase).
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
Net sales of the Technology Segment were $4,576,000 and $9,136,000 in fiscal years 2009 and 2008, respectively. The decrease in fiscal 2009 relates primarily to decreased sales of solid-state LED video screens for the sports and advertising markets ($3.0 million) and decreased sales of specialty LED lighting ($2.1 million). Fiscal 2008 net sales of $9,136,000 decreased $8.0 million or 48% from the prior fiscal year primarily as a result of reduced sales of video screens for the sports markets ($6.5 million) and billboard market ($2.0 million) and reduced specialty LED lighting sales ($1.7 million), partially offset by increased net sales of LED video screens to the entertainment market ($0.8 million) and advertising market ($1.2 million).
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
Fiscal 2009 net sales of $7,983,000 decreased $19.2 million or 71% from the prior fiscal year primarily as a net result of one menu board conversion program that was completed in fiscal 2008 ($19.8 million decrease). Fiscal 2008 net sales of the All Other Category of $27,212,000 increased $6.4 million or 30% from the prior year primarily as a net result of one menu board conversion program that was completed in fiscal 2008 ($10.1 million increase), a $2.9 million decrease in sales to a second menu board customer, and decreased net sales to electrical wire harness customers ($1.2 million decrease).
Goodwill Impairment
In fiscal 2009, we recorded a $14,467,000 non-cash goodwill impairment charge. Charges totaling $11,185,000 were recorded in the Lighting Segment, charges totaling $716,000 were recorded in the Graphics Segment, and charges in the amount of $2,566,000 were recorded in the All Other Category. Impairment tests conducted in three of the four fiscal quarters indicated there were full or partial impairments of goodwill in one of our reporting units in our Lighting Segment, one reporting unit in the Graphics Segment and one reporting unit in our All Other Category due to the combination of a decline in the market capitalization of the Company at certain quarter-end balance sheet dates and a decline in the estimated forecasted discounted cash flows which management attributes to a weaker economic cycle impacting certain of our customers, notably national retailers.

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
Maintain our Vertically Integrated Business Model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing unique customer-oriented products, solutions and technology, and outsource certain non-core processes and product components as necessary.
Sales, Marketing and Customers
Our lighting products are sold primarily throughout the United States, but also in Canada, Australia and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, technology products, and products and services sold by company operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.
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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electrical components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our technology operation carries LED and LED component inventory due to longer lead times, and makes products to order and ships shortly after assembly is complete. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment.
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
Additional Information
Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $40.5 million and $29.8 million at June 30, 2009 and 2008, respectively. All orders are believed to be shippable within twelve months. The increase as of June 30, 2009 relates primarily to a $22 million project with a petroleum / convenience store customer to install retrofit solid-state LED lighting at over 1,100 of its sites in North America.
We have approximately 1,160 full-time and 80 temporary employees as of June 30, 2009. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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
The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs, and corrugated cartons. Materials comprise the largest component of costs, representing nearly 62% and 60% of the cost of sales in 2009 and 2008, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.
We have a concentration of net sales to the petroleum / convenience store market, and any substantial change could have an adverse affect on our business.
Approximately 23% of our net sales in fiscal year 2009 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.
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
We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets through acquisitions. As a result of acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If there were to be a decline in our market capitalization and a decline in estimated forecasted discounted cash flows, there could be an impairment of the goodwill and intangible assets. A non-cash impairment charge could be material to the net income of the reporting period in which it is recorded.
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
The discussion of goodwill impairment and tax matters in Notes 6, 8 and 12 to our consolidated financial statements beginning on page F-35 is incorporated by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company has fourteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI Marcole office and manufacturing of electrical wire harnesses; contract assembly services	61,000 sq. ft. (includes 5,000 sq. ft. of office space)	Manchester, TN	Owned

8)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

9)	LSI Retail Graphics office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Woonsocket, RI	Owned

10)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

11)	LSI West Coast Distribution Center	24,000 sq. ft.	Fontana, CA	Leased

12)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

13)	LSI Saco Technologies office and manufacturing	32,000 sq. ft. (includes 9,000 sq. ft. of office space)	Montreal, Canada	Leased

14)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Hilliard, OH	Owned (b)

(a)	The land at this facility is leased and the building is owned.

(b)	This subsidiary and facility were acquired July 22, 2009.
The Company considers these facilities (total of 1,477,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None in the fourth quarter.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-45 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-47 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

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

At August 18, 2009, there were 427 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.
(b)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2009 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/09 to 4/30/09	806	$5.85	806	(1)
5/1/09 to 5/31/09	1,009	$4.67	1,009	(1)
6/1/09 to 6/30/09	902	$4.61	902	(1)

Total	2,717	$5.00	2,717	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s Common Shares during the five fiscal years ended June 30, 2009 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2004 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
“Selected Financial Data” begins on page F-47 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages F-1 through F-15 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.
Interest Rate Risk
The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s short-term cash investments and fourth quarter fiscal 2007 pay down of all variable rate debt, the adverse exposure to interest rate fluctuations has decreased considerably.
All of the Company’s $45,000,000 available lines of credit are subject to interest rate fluctuations, should the Company borrow on these lines of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.
Raw Material Price Risk
The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, vinyls, inks, LEDs and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No significant supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2009, the raw material component of cost of goods sold subject to price risk was approximately $112 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to the rising material prices, the Company’s Lighting Segment announced price increases ranging from 3% to 6%, depending on the product, effective with August 2006 orders. Because of continued raw material cost increases, the Company announced additional selected price increases ranging from 5% to 12% effective with August 2008 orders. The Company’s Graphics Segments generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.
Foreign Currency Translation Risk
As a result of the Company’s June 2006 acquisition of SACO Technologies, Inc. (headquartered in Montreal, Canada), the Company became exposed to fluctuations in foreign currency exchange rates in the operation of its Canadian business. However, a substantial amount of SACO’s business is conducted in U.S. dollars, therefore, any potential risk is deemed immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found in NOTE 17 of the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control
As described in our Form 10-Q for the period ended March 31, 2009, the Company concluded that it had a material weakness in internal control over financial reporting related to the identification of reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). The Company has remediated this material weakness by the implementation of new procedures with respect to how the goodwill impairment tests are conducted. Management reanalyzed the technical application of SFAS No. 142 and redefined its reporting units for goodwill impairment testing. The goodwill impairment tests are now performed at the operating segment level, which is the lowest level discrete financial information available and regularly reviewed by management. These additional procedures have been designed to ensure that all technical aspects of SFAS No. 142 are properly considered and applied.
Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-16.
ITEM 9B. OTHER INFORMATION
On September 8, 2009, the Audit Committee of the Board of Directors notified Deloitte & Touche LLP that they would be dismissed as the Company’s independent registered public accounting firm upon filing of this Annual Report on Form 10-K. On that same date, the Audit Committee of the Board of Directors notified Grant Thornton LLP that they would be engaged as the Company’s independent registered public accounting firm upon filing of this Annual Report on Form 10-K.
PART III
ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 2009, as filed with the Commission pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  SHAREHOLDER MATTERS
The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 2009, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the LSI Industries Inc. 1995 Directors’ Stock Option Plan and the 2003 Equity Compensation Plan) as of June 30, 2009.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities to	(b)	under equity
	be issued upon	Weighted average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in column
Plan category	rights	warrants and rights	(a))
Equity compensation plans approved by security holders	1,537,212	$13.07	897,683
Equity compensation plans not approved by security holders	—	—	—

Total	1,537,212	$13.07	897,683

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.
(2)	Consolidated Financial Statement Schedules Appear as part of Item 8 of this Form 10-K.
(3)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement dated as of June 26, 2006 among LSI Industries Inc. (“LSI” or the “Registrant”), Jalbout Holdings Inc., 3970957 Canada, Inc., Saco Technologies Inc., 4349466 Canada Inc., Fred Jalbout and Bassam Jalbout filed as Exhibit 2.1 to LSI’s Form 8-K filed June 29, 2006.

2.2
Purchase and Sale Agreement dated as of July 22, 2009 among LSI Industries Inc., LSI Acquisition Inc., ADL Technology Inc., ADL Engineering Inc., and Craig A. Miller, Kevin A. Kelly and David T. Feeney filed as Exhibit 2.1 to LSI’s Form 8-K filed July 24, 2009.

3.1	Articles of Incorporation of LSI filed as Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.2	Amended and Restated Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 8-K filed January 22, 2009.

3.3	Amendment to Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 10-Q for the quarter ended December 31, 2004.

Exhibit No.		Exhibit Description

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

10.4
Amended and Restated 364 Day Notes executed by Registrant in favor of PNC Bank, National Association and Fifth Third Bank dated March 18, 2009 filed as Exhibit 10.2 to LSI’s Form 8-K filed March 18, 2009.

10.5		Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor, filed as Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007.

10.6		Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant filed as Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007.

10.7		Amendment to Credit Agreement (Dated March 18, 2009) filed as Exhibit 10.1 to LSI’s Form 8-K filed March 18, 2009.

10.8
First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007.

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006).

10.10	*	Fourth Amendment to the LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006).

10.11	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

10.12	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.13	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through January 25, 2006) filed as Exhibit 10.2 to LSI’s Form 8-K filed January 5, 2006.

10.14	*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

Exhibit No.		Exhibit Description

10.15	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of December 31, 2008) filed as Exhibit 10 to LSI’s Form 8-K filed October 23, 2008.

10.16	*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.17	*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

10.18	*	LSI Industries Inc. 2006 Corporate Officer Incentive Compensation Plan filed as Exhibit 10.1 to LSI’s Form 8-K filed January 26, 2006.

10.19		Registration Rights Agreement dated as of June 26, 2006 by and between LSI Industries Inc. and Saco Technologies Inc. filed as Exhibit 10.2 to LSI’s Form 8-K filed June 29, 2006.

10.20	*	Employment Agreement dated as of June 26, 2006 by and between 4349466 Canada Inc. and Fred Jalbout filed as Exhibit 10.3 to LSI’s Form 8-K filed June 29, 2006.

10.21		Lease Agreement between 3970957 Canada, Inc. and 4349466 Canada Inc. filed as Exhibit 10.4 to LSI’s Form 8-K filed June 29, 2006.

10.22
Escrow Agreement dated as of July 22, 2009 among LSI Acquisition Inc., Craig A. Miller, Kevin A. Kelly, David T. Feeney and U.S. Bank, National Association filed as Exhibit 10.1 to LSI’s Form 8-K filed July 24, 2009.

10.23
Registration Rights Agreement dated as of July 22, 2009 by and between LSI Industries Inc. and Craig A. Miller, Kevin A. Kelly and David T. Feeney filed as Exhibit 10.2 to LSI’s Form 8-K filed July 24, 2009.

10.24		Real Estate Purchase Agreement between Kelmilfeen Ltd. and LSI Acquisition Inc. dated July 22, 2009 filed as Exhibit 10.3 to LSI’s Form 8-K filed July 24, 2009.

14		Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements.
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

LSI INDUSTRIES INC.

Date: September 11, 2009	BY:	/s/ Robert J. Ready Robert J. Ready
Chairman of the Board and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready Robert J. Ready	Chairman of the Board, Chief Executive Officer, and President
Date: September 11, 2009	(Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)
Date: September 11, 2009

/s/ Gary P. Kreider Gary P. Kreider	Director
Date: September 11, 2009

/s/ Dennis B. Meyer Dennis B. Meyer	Director
Date: September 11, 2009

/s/ Wilfred T. O’Gara Wilfred T. O’Gara	Director
Date: September 11, 2009

/s/ Mark A. Serrianne Mark A. Serrianne	Director
Date: September 11, 2009

/s/ James P. Sferra James P. Sferra	Secretary; Executive Vice President — Manufacturing; and Director
Date: September 11, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-K in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Net Sales by Business Segment

(In thousands)	2009	2008	2007
Lighting Segment	$160,475	$183,694	$191,697
Graphics Segment	60,765	85,244	107,764
Technology Segment	4,576	9,136	17,132
All Other Category	7,983	27,212	20,860

	$233,799	$305,286	$337,453

Operating Income (Loss) by Business Segment

(In thousands)	2009	2008	2007
Lighting Segment	$(3,911)	$15,310	$17,219
Graphics Segment	2,646	(14,027)	19,012
Technology Segment	(486)	(4,876)	480
All Other Category	(12,660)	(7,377)	(4,161)

	$(14,411)	$(10,970)	$32,550

As fiscal 2009 progressed, the Company encountered a global economic recession with unprecedented negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business. Taken as a whole, these factors have caused a substantial reduction in demand for our lighting and graphics products. Virtually all of our markets have been adversely impacted and our business has suffered as a result. During these difficult and uncertain economic conditions, we have taken a number of proactive steps to “right size” LSI Industries to meet today’s challenges. Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow. We believe the economy will eventually improve. As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic recession that will likely continue to impact results during the next several quarters. LSI is facing a period of challenging business conditions in the near term due to the general economic recession but expects to emerge a stronger and more efficient company as business conditions improve.
The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $18.9 million in fiscal 2009, representing approximately a 150% increase from last year’s net sales of $7.5 million. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

Results of Operations
2009 Compared to 2008
Lighting Segment

(In thousands)	2009	2008

Net Sales	$160,475	$183,694

Operating Income (Loss)	$(3,911)	$15,310
Lighting Segment net sales of $160,475,000 in fiscal 2009 decreased 12.6% from fiscal 2008 net sales of $183,694,000. The $23.2 million decrease in Lighting Segment net sales is primarily the result of a $13.3 million or 17% net decrease in lighting sales to our niche markets (petroleum / convenience stores, automotive dealerships, and quick service restaurants) and national retail accounts, and a $9.9 million or 9.2% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 19% and 16% of Lighting Segment net sales in fiscal years 2009 and 2008, respectively. Net sales of lighting to this, the Company’s largest niche market, were up 2.2% from last year to $30,279,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.
Gross profit of $36,403,000 in fiscal 2009 decreased $12.4 million or 25% from the same period last year, and decreased from 25.9% to 21.9% as a percentage of Lighting Segment net sales (customer plus intra-segment net sales). The decrease in amount of gross profit is due to decreased Lighting net sales and margins, caused in part by higher manufacturing overhead costs as a percentage of net sales due to the lower sales volume. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures; decreased direct labor as a percentage of net sales; decreased indirect wage, compensation and benefits costs ($0.9 million decrease); $0.5 million decreased supplies; $0.4 million decreased depreciation expense; $0.3 million decreased repairs and maintenance; $0.2 million decreased utilities; and $0.2 million decreased property and real estate taxes.
Selling and administrative expenses of $29,129,000 in fiscal year 2009 decreased $3.2 million, and increased to 18.2% as a percentage of Lighting Segment net sales from 17.6% in the same period last year. Employee compensation and benefits expense increased $0.2 million in fiscal 2009 as compared to last year, and other changes of expense between years include decreased sales commission expense ($2.9 million), decreased advertising and literature expense ($0.2 million), increased bad debt expense ($0.2 million), increased research and development expense ($0.7 million), decreased customer relations expense ($0.3 million) and increased outside services expense ($0.1 million).
The Company recorded a full impairment of goodwill in one reporting unit in the Lighting Segment in fiscal 2009, and accordingly recorded a non-cash expense in the amount of $11,185,000 as compared to impairments totaling $1,097,000 of certain intangible assets last year. The impairments in both years were related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the respective reporting units.
The Lighting Segment fiscal 2009 operating loss of $(3,911,000) compares to operating income of $15,310,000 last year. This decrease of $19.2 million was the result of decreased net sales and decreased gross profit, and increased impairment charges, partially offset by decreased selling and administrative expenses.

Graphics Segment

(In thousands)	2009	2008

Net Sales	$60,765	$85,244

Operating Income (Loss)	$2,646	$(14,027)
Graphics Segment net sales of $60,765,000 in fiscal 2009 decreased 28.7% from fiscal 2008 net sales of $85,244,000. The $24.5 million decrease in Graphics Segment net sales is primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($4.3 million decrease), two petroleum / convenience store customers’ programs ($25.7 million decrease), reductions of net sales to ten other petroleum / convenience store customers ($7.0 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($8.9 million increase), and sales of solid-state LED video screens for sports markets ($5.7 million increase). Sales responsibility related to solid-state LED video screens for sports markets was transferred in fiscal 2009 from the Technology Segment to the Graphics Segment. Sales of graphics products and services to the petroleum / convenience store market represented 40% and 65% of Graphics Segment net sales in fiscal years 2009 and 2008, respectively. Net sales of graphics to this, the Company’s largest niche market, were down 56% from last year to $24,295,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. Net sales of products and services related to solid-state LED video screens totaled $5.7 million in fiscal 2009, with no such sales in the Graphics Segment last year.
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
Gross profit of $13,382,000 in fiscal 2009 decreased $8.1 million or 38% from last year, and decreased from 24.7% to 21.5% as a percentage of Graphics Segment net sales (customer plus intra-segment net sales). The decrease in amount of gross profit is due both to decreased Graphics net sales and margins (both product and installation), increased material costs as a percentage of Graphics Segment net sales, and under utilized manufacturing capacity. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, decreased direct labor reflective of less sales volume, and other manufacturing expenses in support of production requirements ($1.3 million of decreased indirect wage, compensation and benefits costs; $0.4 million decreased supplies and repairs and maintenance; $0.2 million decreased outside services; and $0.2 million decreased depreciation and utilities).

Selling and administrative expenses of $10,020,000 in fiscal year 2009 decreased $1.8 million, and increased to 16.5% as a percentage of Graphics Segment net sales from 13.8% in the same period last year. Employee compensation and benefits expense decreased $0.8 million in fiscal 2009 as compared to last year, and other changes of expense between years include decreased bad debt expense ($0.2 million), decreased customer relations expense ($0.3 million), decreased outside services expense ($0.2 million), decreased travel and entertainment ($0.1 million), decreased research and development ($0.2 million) and decreased supplies expense ($0.1 million).
The Company recorded a full impairment of goodwill in one reporting unit in the Graphics Segment in fiscal 2009, and accordingly recorded a non-cash expense in the amount of $716,000 as compared to full or partial goodwill and intangible asset impairments of $23,739,000 last year. The impairments in both years were related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the respective reporting units.
The Graphics Segment fiscal 2009 operating income of $2,646,000 compares to an operating loss of $(14,027,000) last year. This increased operating income of $16.7 million was the result of decreased net sales and decreased gross profit, offset by significantly decreased impairment charges and by decreased selling and administrative expenses.
Technology Segment

(In thousands)	2009	2008

Net Sales	$4,576	$9,136

Operating Income (Loss)	$(486)	$(4,876)
Technology Segment net sales of $4,576,000 in fiscal 2009 decreased 49.9% from fiscal 2008 net sales of $9,136,000. The $4.6 million decrease in Technology Segment net sales is primarily the net result of decreased sales of solid-state LED video screens for sports and advertising markets ($3.0 million) and decreased sales of specialty LED lighting ($2.1 million), partially offset by increased sales of solid-state LED video screens to the entertainment market ($0.8 million). Sales responsibility related to solid-state LED video screens for sports markets was transferred in fiscal 2009 from the Technology Segment to the Graphics Segment.
Gross profit of $1,028,000 in fiscal 2009 decreased $0.2 million or 16% from the same period last year, and decreased from 12.4% to 11.5% as a percentage of Technology Segment net sales (customer plus intra-segment net sales). The decrease in amount of gross profit is due to decreased Technology net sales and margins, partially offset by decreased indirect wages ($0.1 million).
Selling and administrative expenses of $1,514,000 in fiscal year 2009 decreased $1.5 million, and increased to 33.1% as a percentage of Technology Segment net sales from 32.7% last year. Employee compensation and benefits expense decreased $0.2 million in fiscal 2009 as compared to last year, and other changes of expense between years include decreased warranty expense ($0.6 million), increased outside services ($0.2 million), decreased sales commissions expense ($0.2 million) and decreased expense related to amortization of intangibles ($0.2 million).
The Company recorded a full impairment of goodwill in the reporting unit in the Technology Segment in fiscal 2008, and accordingly recorded a non-cash expense in the amount of $3,119,000. There was no impairment charge in fiscal 2009. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by the reporting unit.

The Technology Segment fiscal 2009 operating loss of $(486,000) compares to an operating loss of $(4,876,000) last year. This increase in operating income of $4.4 million was the net result of decreased net sales and gross profit, offset by decreased selling and administrative expenses and no impairment charge in fiscal 2009 as compared to a $3.1 million impairment in fiscal 2008.
All Other Category

(In thousands)	2009	2008

Net Sales	$7,983	$27,212

Operating Income (Loss)	$(12,660)	$(7,377)
All Other Category net sales of $7,983,000 in fiscal 2009 decreased 70.7% from fiscal 2008 net sales of $27,212,000. The $19.2 million decrease in All Other Category net sales is primarily the result of the fiscal 2008 completion of a menu board replacement program ($19.8 million decrease) and changes in volume or completion of other customer programs.
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
Gross profit of $1,014,000 in fiscal 2009 decreased $7.9 million or 89% from last year, and decreased from 22.5% to 8.4% as a percentage of the All Other Category net sales (customer plus intra-segment net sales). The decrease in amount of gross profit is primarily due to decreased net sales and margins, competitive pricing pressures, partially offset by decreased direct labor reflective of less sales volume, as well as decreased indirect wage, compensation and benefits costs ($0.1 million reduction).
Selling and administrative expenses of $11,108,000, which includes Corporate administration expenses, in fiscal year 2009 decreased $5.2 million. Changes of expense between years include decreased employee compensation and benefits expense ($0.2 million), decreased menu board patent infringement settlement costs ($2.6 million), decreased legal fees primarily as a result of settlement of menu board patent litigation ($0.5 million), decreased research and development expense ($0.6 million), decreased depreciation expense ($0.4 million), increased audit/accounting and outside services fees ($0.2 million), decreased customer relations expense ($0.1 million) and decreased warranty expense ($0.1 million).
The Company recorded a partial impairment of goodwill in one reporting unit in the All Other Category in fiscal 2009, and accordingly recorded a non-cash expense in the amount of $2,566,000 with no similar impairment expense in the prior year. The impairment was related to a decline in the market value of the Company’s stock as well as a decline in the estimated forecasted discounted cash flows expected by that reporting unit.
The All Other Category fiscal 2009 operating loss of $(12,660,000) compares to an operating loss of $(7,377,000) in the same period last year. This increased loss of $5.3 million was the result of decreased net sales and decreased gross profit, and a goodwill impairment expense in fiscal 2009, partially offset by decreased selling and administrative expenses.

Consolidated Results
The Company reported net interest income of $8,000 in fiscal 2009 as compared to net interest income of $279,000 last year. The Company was in a positive cash position and was debt free for substantially all of fiscal 2008 and generated interest income on invested cash. The Company was occasionally in a borrowing position in fiscal 2009 and, when in a cash investment position, earned interest at lower rates than the prior year.
The $989,000 income tax benefit in fiscal 2009 reflects a tax benefit of $105,000 related to the operations of the Company (which includes a $333,000 release of a FIN 48 income tax liability associated with a voluntary disclosure program) and a tax benefit of $884,000 associated with the $14,467,000 impairment of goodwill (the majority of which was non-deductible for tax purposes). Income tax expense in fiscal 2008 was $2,357,000, which is reflective of income tax expense on the reduced normal operating results, $1.8 million of valuation reserves on the Company’s Canadian net operating loss tax benefit and on Canadian tax credits, and the tax benefit recorded on the impairment charges (goodwill and intangible assets), some of which is not deductible for tax purposes.
The Company reported a net loss of $(13,414,000) in fiscal 2009 as compared to a net loss of $(13,048,000) last year. The increased net loss is primarily the result of decreased operating income in the all Segments (which includes pre-tax goodwill and intangible asset impairments of $14,467,000 and $27,955,000 in fiscal years 2009 and 2008, respectively) and less net interest income, partially offset by decreased income tax expense. The diluted loss per share was $(0.62) in fiscal 2009, as compared to a diluted loss per share of $(0.60) last year. The weighted average common shares outstanding for purposes of computing diluted (loss) per share in fiscal 2009 were 21,800,000 shares as compared to 21,764,000 shares last year.
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
At June 30, 2009, the Company had working capital of $72.5 million, compared to $72.9 million at June 30, 2008. The ratio of current assets to current liabilities was 4.70 to 1 as compared to a ratio of 3.32 to 1 at June 30, 2008. The $0.4 million decrease in working capital from June 30, 2008 to June 30, 2009 was primarily related to decreased inventory ($10.3 million) and decreased net accounts receivable ($9.2 million), partially offset by decreased accounts payable ($6.2 million), decreased accrued expenses ($5.6 million), increased cash and cash equivalents ($7.0 million), and increased other current assets ($0.3 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.
The Company generated $16.5 million of cash from operating activities in fiscal 2009 as compared to a generation of $12.7 million last year. This $3.8 million increase in net cash flows from operating activities is primarily the net result of less net income ($0.4 million unfavorable), reduced non-cash goodwill and intangible asset impairment charge in fiscal 2009 ($13.5 million unfavorable), less of a reduction in accounts receivable (unfavorable change of $7.9 million), a decrease rather than an increase in inventories (favorable change of $11.3 million), less of a reduction in customer prepayments (favorable change of $16.7 million), a larger decrease in accounts payable (unfavorable change of $1.8 million), a larger decrease in accrued expenses and other assets (unfavorable change of $5.8 million), decreased depreciation and amortization (unfavorable $1.0 million), a smaller increase in the reserves for bad debts (favorable $0.2 million), a larger decrease in obsolete inventory reserves ($0.2 million unfavorable) and decrease in deferred income tax assets rather than an increase (favorable $6.9 million). The fiscal 2008 significant reduction in customer prepayments is related to the completion of a menu board replacement program in the Graphics Segment.
Net accounts receivable were $29.7 million and $38.9 million at June 30, 2009 and June 30, 2008, respectively. The decrease of $9.2 million in net receivables is primarily due to a higher amount of net sales in the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2009, plus the affect of decreased DSO (Days’ Sales Outstanding). The DSO decreased to 51 days at June 30, 2009 from 54 days at June 30, 2008. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
Net inventories at June 30, 2009 decreased $10.3 million from June 30, 2008 levels. Based on a strategy of reducing inventory and in response to customer programs and the timing of shipments, inventory decreases occurred in the Lighting Segment of approximately $4.1 million (some of this inventory supports certain graphics programs), in the Graphics Segment of approximately $3.5 million, in the Technology Segment of approximately $1.6 million and in the All Other Category of approximately $1.1 million since June 30, 2008.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $40 million revolving line of credit with its bank group, with all $40 million of the credit line available as of August 14, 2009. This line of credit consists of a $30 million two year committed credit facility expiring in the third quarter of fiscal 2011 and a $10 million committed credit facility expiring in the third quarter of fiscal 2010. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. Renewal actions on the $30 million line of credit in the third quarter of fiscal 2009 were such that the interest rate and unused credit line cost remained the same, but the bank group did not add back a third year of commitment to the line. With respect to the $10 million line of credit (formerly this was a $20 million line), the bank group made this a committed line, increased the interest rate by 200 basis points and added an unused credit fee of 30 basis points, and as a result, the Company reduced the amount available on this portion of the overall line of credit from $20 million down to $10 million. Renewal action on the $5 million Canadian line of credit was postponed by the bank to the fourth quarter of fiscal 2009. In the renewal, the bank increased the interest rate to be consistent with the U.S. $10 million line of credit. As of August 14, 2009, all $5 million of this line of credit is available. The Company believes that the $45 million total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2010 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
The Company used $3.0 million of cash related to investing activities in fiscal 2009 as compared to a generation of $4.3 million last year. The primary change between years relates to the fiscal 2008 divestiture of short-term investments ($8.0 million unfavorable) and decreased purchase of fixed assets ($0.7 million favorable). Capital expenditures of $3.0 million in fiscal 2009 compared to $3.7 million last year. Spending in both periods is primarily for tooling and equipment, with $1.8 million also being spent in fiscal 2009 for a facility for the Graphics Segment. The Company expects fiscal 2010 capital expenditures to be approximately $3.0 million, exclusive of business acquisitions.
The Company used $6.5 million of cash related to financing activities in fiscal 2009 as compared to a use of $12.7 million in the same period last year. The $6.2 million favorable change between periods is primarily the result of lower cash dividend payments ($6,471,000 in fiscal 2009 as compared to $13,580,000 in the same period last year). The $7.1 million reduction in dividend payments between years is primarily the net result of a special year-end dividend of approximately $1.1 million paid in the first quarter of fiscal 2008 with none in fiscal 2009, and a lower per share dividend rate beginning in the second quarter of fiscal 2009. Additionally, the Company had cash flow from the exercise of stock options in fiscal 2008, while there were no exercises in fiscal 2009 ($1.1 million unfavorable).

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2009 (a)	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	5,623	1,589	3,863	169	2
Purchase Obligations	16,781	16,625	156	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$22,404	$18,214	$4,019	$169	$2

(a)	The liability for uncertain tax positions of $2.7 million is not included due to the uncertainty of timing of payments.
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

On August 19, 2009 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable September 8, 2009 to shareholders of record on September 1, 2009. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established a new indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2010 consistent with the above dividend policy.
Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans. The Company continues to seek out, screen and evaluate potential acquisitions that could add to our product lines or enhance the Company’s position in selected markets. The Company believes adequate financing for any such investments or acquisitions will be available through future borrowings or through the issuance of common or preferred shares in payment for acquired businesses. In July 2009, the Company made an acquisition that will vertically integrate the supply chain for certain components of the Company’s various solid-state LED products. The new company will operate under the name LSI ADL Technology Inc., and will design, engineer, and manufacture custom designed circuit boards, assemblies, and sub-assemblies used in various applications including the control of solid-state LED lighting. With the acquisition of AdL Technology, we made a decision to further establish and advance our leadership position in LED lighting by vertically integrating our capabilities in connection with designing, engineering, and producing the solid-state electronics that control and power LEDs. LSI ADL will allow us to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components. ADL’s capabilities will also have applications in our other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.
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

Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment. However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed. Other than normal product warranties or the possibility of installation or post-shipment service, support and maintenance of certain solid-state LED video screens, billboards, or active digital signage, the Company has no post-shipment responsibilities.
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

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Four FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. There was no impact on the Company’s consolidated results of operations, cash flows or financial position as a result of adoption of this Statement, nor will there be with the adoption of FSP No. 157-2 on July 1, 2009.
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
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, or the Company’s fiscal year ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations, cash flows or financial position.

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
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. It establishes the Codification as the source of authoritative GAAP and states that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s first fiscal quarter ended September 30, 2009.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2009, based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based upon LSI’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of June 30, 2009. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited LSI Industries Inc.’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2009 of the Company and our report dated September 11, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109, on July 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2009

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2009, 2008, and 2007
(In thousands, except per share)

	2009	2008	2007

Net sales	$233,799	$305,286	$337,453

Cost of products and services sold	181,972	224,859	248,274

Gross profit	51,827	80,427	89,179

Selling and administrative expenses	51,571	60,642	57,219

Loss contingency (see Note 14)	200	2,800	(590)

Goodwill and intangible asset impairment	14,467	27,955	—

Operating income (loss)	(14,411)	(10,970)	32,550

Interest (income)	(97)	(360)	(139)

Interest expense	89	81	962

Income (loss) before income taxes	(14,403)	(10,691)	31,727

Income tax expense (benefit)	(989)	2,357	10,938

Net income (loss)	$(13,414)	$(13,048)	$20,789

Earnings (loss) per common share (see Note 4)

Basic	$(0.62)	$(0.60)	$0.96

Diluted	$(0.62)	$(0.60)	$0.95

Weighted average common shares outstanding

Basic	21,800	21,764	21,676

Diluted	21,800	21,764	21,924

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008
(In thousands, except shares)

	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$13,986	$6,992

Accounts and notes receivable, less allowance for doubtful accounts of $532 and $585, respectively	29,681	38,857

Inventories	40,196	50,509

Refundable income taxes	3,619	1,834

Other current assets	4,635	6,111

Total current assets	92,117	104,303

Property, Plant and Equipment, at cost
Land	6,501	6,190
Buildings	35,270	33,344
Machinery and equipment	61,342	62,473
Construction in progress	167	125

	103,280	102,132
Less accumulated depreciation	(61,237)	(57,378)

Net property, plant and equipment	42,043	44,754

Goodwill, net	1,558	16,025

Other Intangible Assets, net	12,981	15,060

Other Assets, net	4,419	4,072

Total assets	$153,118	$184,214

The accompanying notes are an integral part of these financial statements.

	2009	2008

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,249	$15,452
Accrued expenses	10,368	15,988

Total current liabilities	19,617	31,440

Other Long-Term Liabilities	3,028	3,584

Commitments and contingencies (Note 14)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 30,000,000 shares;
Outstanding 21,579,741 and 21,585,390 shares, respectively	82,833	81,665
Retained earnings	47,640	67,525

Total shareholders’ equity	130,473	149,190

Total liabilities & shareholders’ equity	$153,118	$184,214

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2009, 2008, and 2007
(In thousands, except per share)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2006	21,462	$78,087	$86,898	$164,985
Net income	—	—	20,789	20,789
Stock compensation awards	3	44	—	44
Purchase of treasury shares, net	(16)	(292)	—	(292)
Deferred stock compensation	—	229	—	229
Stock option expense	—	721	—	721
Stock options exercised, net	44	537	—	537
Dividends — $0.51 per share	—	—	(10,952)	(10,952)

Balance at June 30, 2007	21,493	79,326	96,735	176,061

Net (loss)	—	—	(13,048)	(13,048)
Adoption of FIN 48 — reserve for uncertain tax positions	—	—	(2,582)	(2,582)
Stock compensation awards	2	44	—	44
Purchase of treasury shares, net	(7)	(177)	—	(177)
Deferred stock compensation	—	150	—	150
Stock option expense	—	1,246	—	1,246
Stock options exercised, net	97	1,076	—	1,076
Dividends — $0.63 per share	—	—	(13,580)	(13,580)

Balance at June 30, 2008	21,585	81,665	67,525	149,190

Net (loss)	—	—	(13,414)	(13,414)
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(11)	(29)	—	(29)
Deferred stock compensation	—	(28)	—	(28)
Stock option expense	—	1,184	—	1,184
Stock options exercised, net	—	—	—	—
Dividends — $0.30 per share	—	—	(6,471)	(6,471)

Balance at June 30, 2009	21,580	$82,833	$47,640	$130,473

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

Cash Flows From Operating Activities

Net income (loss)	$(13,414)	$(13,048)	$20,789

Non-cash items included in net income (loss)
Depreciation and amortization	7,746	8,789	9,002
Goodwill and intangible asset impairment	14,467	27,955	—
Deferred income taxes	1,001	(5,904)	545
Deferred compensation plan	(28)	150	229
Stock option expense	1,184	1,246	721
Issuance of common shares as compensation	41	44	44
(Gain) loss on disposition of fixed assets	36	59	245
Allowance for doubtful accounts	(53)	(237)	166
Inventory obsolescence reserve	(228)	(32)	22

Change (excluding effects of acquisitions) in
Accounts receivable, gross	9,229	17,130	(4,359)
Inventories, gross	10,541	(746)	(4,408)
Refundable income taxes	(1,785)	(1,470)	(225)
Accounts payable	(6,203)	(4,382)	(3,140)
Accrued expenses and other	(6,044)	(224)	3,281
Customer prepayments	(4)	(16,670)	14,052

Net cash flows from operating activities	16,486	12,660	36,964

Cash Flows From Investing Activities

Purchases of property, plant, and equipment	(2,994)	(3,723)	(5,960)
Proceeds from sale of fixed assets	2	5	3,846
Purchases of short-term investments	—	—	(8,000)
Proceeds from sale of short-term investments	—	8,000	—
Acquisition of a business, net of cash received	—	—	(141)

Net cash flows (used in) investing activities	(2,992)	4,282	(10,255)

Cash Flows From Financing Activities

Proceeds from issuance of long-term debt	1,282	958	9,881
Payment of long-term debt	(1,282)	(958)	(26,474)
Cash dividends paid	(6,471)	(13,580)	(10,952)
Exercise of stock options	—	1,076	537
Issuance of treasury shares	159	85	15
Purchase of treasury shares	(188)	(262)	(307)

Net cash flows (used in) financing activities	(6,500)	(12,681)	(27,300)

Increase (decrease) in cash and cash equivalents	6,994	4,261	(591)

Cash and cash equivalents at beginning of year	6,992	2,731	3,322

Cash and cash equivalents at end of year	$13,986	$6,992	$2,731

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
The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	6/30/09	6/30/08

Accounts receivable	$30,213	$39,442
less Allowance for doubtful accounts	(532)	(585)

Accounts receivable, net	$29,681	$38,857

Short-Term Investments:
Short-term investments consist of tax free (federal) investments in high grade government agency backed bonds for which the interest rate resets weekly and the Company has a seven day put option. These investments are classified as available-for-sale securities and are stated at fair market value, which represents the most recent reset amount at period end. The Company invested in these types of short-term investments for certain periods of time during fiscal years 2007 and 2008.
Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. At June 30, 2009 and 2008 the bank balances included $0 and $3,376,000, respectively, in excess of FDIC insurance limits.
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
Property, Plant and Equipment and Related Depreciation:
Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	28 - 40 years
Machinery and equipment	3 - 10 years
Computer software	3 - 8 years
Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The current business operating software was first implemented in January 2000. All costs capitalized for the business operating software are being depreciated over an eight year life from the date placed in service. Other purchased computer software is being depreciated over periods ranging from three to five years. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease. The Company recorded $5,667,000, $6,463,000, and $6,674,000 of depreciation expense in the years ended June 30, 2009, 2008 and 2007, respectively.

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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended June 30 were as follows:

(In thousands)	2009	2008

Balance at beginning of the year	$257	$314
Additions charged to expense	557	1,141
Deductions for repairs and replacements	(591)	(1,198)

Balance at end of the year	$223	$257

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
Employee Benefit Plans:
The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,592,000 in 2009, $2,197,000 in 2008, and $2,064,000 in 2007.

Research and Development Costs:
Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. Research and development costs incurred total $4,052,000 for fiscal 2009, $4,111,000 for fiscal 2008, and $2,592,000 for fiscal 2007.
Advertising Expense:
The Company recorded $301,000, $530,000 and $556,000 of advertising expense in 2009, 2008 and 2007, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.
Income Taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) and Financial Accounting Standards Board Interpretation No. 48 (FIN 48); accordingly, deferred income tax assets and liabilities are determined based upon the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. See also Note 8 and Note 12.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period, net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 226,000 shares in 2009, 210,000 shares in 2008, and 448,000 shares in 2007. See also Note 4.
Stock Options:
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective July 1, 2005. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services.
There were no disqualifying dispositions of shares from stock option exercises in fiscal 2009. The Company recorded $228,500 in fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $221,300. The Company recorded $115,200 in fiscal 2007 as a reduction of federal income taxes payable, $104,950 as an increase in common stock, and $10,250 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $104,950. See further discussion in Note 10.

New Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement provides a new definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. Four FASB Staff Positions (FSP) were subsequently issued. In February 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. FSP No. 157-1, also issued in February 2007, excluded FASB No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” or FASB No. 141R, “Business Combinations.” This FSP is effective upon initial adoption of SFAS No. 157. There was no impact on the Company’s consolidated results of operations, cash flows or financial position as a result of adoption of this Statement, nor will there be with the adoption of FSP No. 157-2 on July 1, 2009.
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
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, or the Company’s fiscal year ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations, cash flows or financial position.
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
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. It establishes the Codification as the source of authoritative GAAP and states that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s first fiscal quarter ended September 30, 2009.
Comprehensive Income:
The Company does not have any comprehensive income items, other than net income.
Subsequent Events:
For the fiscal year ended June 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through September 11, 2009, the date of financial statement issuance.
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
The All Other Category includes the Company’s operating segments that do not meet the aggregation criteria, nor the criteria to be a separate reportable segment. Operations of LSI Marcole (electrical wire harnesses), LSI Images (menu board systems), and LSI Adapt (surveying, permitting and installation management services related to products of the Graphics Segment) are combined into the All Other Category. Additionally, the Company’s Corporate Administration expense is included in the All Other Category.
The Company recorded an impairment of goodwill in fiscal 2009 in the amount of $14,467,000. This non-cash charge is included in the Lighting Segment in the amount of $11,185,000, in the Graphics Segment in the amount of $716,000 and in the All Other Category in the amount of $2,566,000. The Company recorded an impairment of goodwill and certain intangible assets in fiscal 2008 in the amount of $27,955,000. These non-cash charges are included in the Graphics Segment in the amount of $23,739,000, in the Technology Segment in the amount of $3,119,000 and in the Lighting Segment in the amount of $1,097,000. See further discussion in Note 6. The Company also recorded an expense of $200,000 in fiscal 2009 and of $2,800,000 in fiscal 2008 for a loss contingency in the All Other Category related to a menu board patent lawsuit. See Note 14.

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of June 30, 2009, June 30, 2008 and June 30, 2007:

(In thousands)	2009	2008	2007
Net sales:
Lighting Segment	$160,475	$183,694	$191,697
Graphics Segment	60,765	85,244	107,764
Technology Segment	4,576	9,136	17,132
All Other Category	7,983	27,212	20,860

	$233,799	$305,286	$337,453

Operating income (loss):
Lighting Segment	$(3,911)	$15,310	$17,219
Graphics Segment	2,646	(14,027)	19,012
Technology Segment	(486)	(4,876)	480
All Other Category	(12,660)	(7,377)	(4,161)

	$(14,411)	$(10,970)	$32,550

Capital expenditures:
Lighting Segment	$977	$1,950	$4,139
Graphics Segment	1,933	886	861
Technology Segment	45	270	730
All Other Category	39	617	230

	$2,994	$3,723	$5,960

Depreciation and amortization:
Lighting Segment	$3,467	$3,852	$3,804
Graphics Segment	1,234	1,299	1,345
Technology Segment	450	663	617
All Other Category	2,595	2,975	3,236

	$7,746	$8,789	$9,002

	June 30,	June 30,	June 30,
	2009	2008	2007
Identifiable assets:
Lighting Segment	$72,222	$97,169	$91,756
Graphics Segment	32,280	34,517	59,541
Technology Segment	12,317	13,806	42,549
All Other Category	36,299	38,722	39,766

	$153,118	$184,214	$233,612

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2009	2008	2007

Lighting Segment intersegment net sales	$6,097	$4,278	$3,844

Graphics Segment intersegment net sales	$1,479	$1,781	$1,607

Technology Segment intersegment net sales	$4,400	$814	$17

All Other Category intersegment net sales	$4,307	$12,755	$11,411

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
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2009	2008	2007
Net sales (a):
United States	$229,223	$296,150	$320,321
Canada	4,576	9,136	17,132

	$233,799	$305,286	$337,453

	June 30,	June 30,	June 30,
	2009	2008	2007
Long-lived assets (b):
United States	$45,898	$47,928	$47,907
Canada	564	$898	$981

	$46,462	$48,826	$48,888

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.
NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS
There was no concentration of receivables as of June 30, 2009 or 2008. There were no customers or customer programs representing 10% or more of the Company’s net sales in fiscal years 2009, 2008 or 2007.

NOTE 4 — EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding:

(In thousands, except per share)	2009	2008	2007
BASIC EARNINGS PER SHARE

Net income (loss)	$(13,414)	$(13,048)	$20,789

Weighted average shares outstanding during the period, net of treasury shares (a)	21,574	21,554	21,476
Weighted average shares outstanding in the Deferred Compensation Plan during the period	226	210	200

Weighted average shares outstanding	21,800	21,764	21,676

Basic earnings (loss) per share	$(0.62)	$(0.60)	$0.96

DILUTED EARNINGS PER SHARE

Net income (loss)	$(13,414)	$(13,048)	$20,789

Weighted average shares outstanding

Basic	21,800	21,764	21,676

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	—	248

Weighted average shares outstanding (c)	21,800	21,764	21,924

Diluted earnings (loss) per share	$(0.62)	$(0.60)	$0.95

(a)	Includes shares accounted for like treasury stock in accordance with EITF 97-14.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 1,512,367 common shares, 563,467 common shares, and 206,261 common shares at June 30, 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.
NOTE 5 — BALANCE SHEET DATA
The following information is provided as of June 30:

(In thousands)	2009	2008
Inventories:
Raw materials	$20,498	$25,150
Work-in-process	7,097	7,955
Finished goods	12,601	17,404

	$40,196	$50,509

Accrued Expenses:
Compensation and benefits	$5,788	$7,060
Customer prepayments	1,816	1,820
Accrued sales commissions	919	1,552
Loss contingency	—	2,800
Other accrued expenses	1,845	2,756

	$10,368	$15,988

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
The Company identified its reporting units in conjunction with its annual goodwill impairment testing. In connection with the integration of LSI Saco Technologies, the Company allocated certain amounts of the goodwill and intangible assets that resulted from the LSI Saco Technologies acquisition to certain of its reporting units based upon the relative fair values of these reporting units. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing. These include operating results, forecasts, anticipated future cash flows and market place data, to name a few. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.
Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that additional goodwill impairment tests were required as of December 31, 2008, March 31, 2009 and June 30, 2009. The impairment test performed as of June 30, 2009 is actually the Company’s annual goodwill impairment test that was to be performed as of July 1, 2009; however, because the conditions that resulted in goodwill impairment were present as of June 30, 2009, the estimated impairment charge of $260,000 was recorded as of that date. Based upon the Company’s analysis as of these three balance sheet dates, it was determined that the goodwill associated with three reporting units was either fully or partially impaired. The total amount of the goodwill impairment in fiscal 2009 was $14,467,000, of which $11,185,000 was full impairment of the goodwill in one reporting unit in the Lighting Segment, $716,000 was full impairment of the goodwill in one reporting unit in the Graphics Segment, and $2,566,000 was a partial impairment of goodwill in one reporting unit in the All Other Category. The impairment charges were due to a combination of a decline in the market capitalization of the Company and/or a decline in the estimated forecasted discounted cash flows since the previous goodwill impairment test was performed.
The Company had previously performed its annual goodwill impairment test as of July 1, 2008. For purposes of this test, the Company determined that it had six operating segments or individual subsidiaries, which were determined to be the Company’s reporting units, that have goodwill. Based upon the Company’s analysis, it was determined that the goodwill associated with three reporting units was either fully or partially impaired in the amount of $26,175,000. It was also determined that other intangible assets associated with three reporting units was either fully or partially impaired. The total amount of impairment associated with other intangible assets was $1,780,000. Total impairment for both goodwill and other intangible assets was $27,955,000. The majority of impairment charges occurred in the Graphics Segment and totaled $23,739,000. The remaining impairment charges occurred in the Lighting Segment in the amount of $1,097,000 and in the Technology Segment in the amount of $3,119,000. The majority of the impairment charge in the Lighting Segment occurred as a result of the fiscal 2008 review of long-lived assets in connection with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” It was determined that a certain trade name was fully impaired because it was no longer used in the Company’s marketing efforts. An impairment charge of $746,000 was recorded as of June 30, 2008 related to this trade name. The remaining impairment charge of $27,209,000 was primarily comprised of goodwill and was a direct result of the SFAS No. 142 testing. This impairment charge was due primarily to the combination of a decline in the market capitalization of the Company at June 30, 2008 and the decline in the estimated forecasted discounted cash flows expected by the Company. This impairment charge was recorded in fourth quarter of fiscal 2008 rather than in the first quarter of fiscal 2009 due to the decline in the company’s stock price as of June 30, 2008. A similar analysis was performed as of July 1, 2007 and July 1, 2006 and there was no impairment of goodwill.

The following table presents information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

	As of June 30, 2009			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	$1,650	$92	$1,558	$16,549	$524	$16,025

Other Intangible Assets	$22,219	$9,238	$12,981	$22,219	$7,159	$15,060

Changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2009, by operating segment, are as follows:

	Lighting	Graphics	Technology	All Other
(In thousands)	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2007	$11,320	$24,030	$3,119	$3,731	$42,200

Impairment	—	(23,056)	(3,119)	—	(26,175)

Balance as of June 30, 2008	11,320	974	—	3,731	16,025

Impairment	(11,185)	(716)	—	(2,566)	(14,467)

Balance as of June 30, 2009	$135	$258	$—	$1,165	$1,558

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2009		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Customer relationships	$7,472	$4,173	$7,472	$3,620
Patents	110	59	110	52
LED Technology firmware, software	10,448	4,478	10,448	2,985
Non-compete agreements	630	528	630	502

	18,660	9,238	18,660	7,159

Indefinite-Lived Intangible Assets
Trademarks and tradenames	3,559	—	3,559	—

	3,559	—	3,559	—

Total Intangible Assets	$22,219	$9,238	$22,219	$7,159

Aggregate amortization expense for other intangible assets was $2,079,000 in fiscal 2009, $2,326,000 in fiscal 2008 and $2,328,000 in fiscal 2007.
The Company expects to record amortization expense over each of the next five years as follows: 2010 through 2011 — $2,080,000 per year; 2012 — $2,079,000; 2013 — $1,816,000; 2014 — $110,000.
NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
The Company has an unsecured $40 million revolving line of credit with its bank group. As of June 30, 2009, all $40 million of this line of credit was available. A portion of this credit facility is a $10 million committed line of credit that expires in the third quarter of fiscal 2010. The remainder of the credit facility is a $30 million three year committed line of credit that expires in fiscal 2011. Annually in the third quarter, the $30 million credit facility is renewable with respect to adding an additional year of commitment to replace the year just ended. Interest on the $30 million revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed portion of the line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio. Interest on the $10 million line of credit is charged based upon a 250 basis point increment over the LIBOR rate as periodically determined. Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. The Company has obtained a waiver from its bank group related to submittal of its third quarter Form 10-Q and is in compliance with all of its loan covenants as of June 30, 2009.
The Company also has a $5 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2010. Interest on the Canadian subsidiary’s line of credit is charged based upon an increment over the LIBOR rate or based upon a 250 basis point increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There have been only minimal borrowings against this line of credit during the year ended June 30, 2009.
NOTE 8 — RESERVE FOR UNCERTAIN TAX LIABILITIES
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of adoption, the Company recognized $2,582,000 in reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. At June 30, 2009, tax and interest, net of potential federal tax benefits, were $1,873,000 and $447,000, respectively, of the total reserves of $2,734,000. Additionally, penalties were $414,000 of the reserve at June 30, 2009. Of the $2,734,000 reserve for uncertain tax positions, $2,320,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2008, tax and interest, net of potential federal tax benefits, were $2,098,000 and $534,000, respectively, of the total reserves of $3,225,000. Additionally, penalties were $593,000 of the reserve at June 30, 2008. Of the $3,225,000 reserve for uncertain tax positions, $2,632,000 would have an unfavorable impact on the effective tax rate if recognized.

The Company recognized a $226,000 tax benefit in fiscal 2009 related to the decrease in reserves for uncertain tax positions and a $385,000 tax expense in fiscal 2008 related to the increase in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statement of Operations. While it is reasonably possible that the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that total reserves for uncertain tax positions will significantly change due to the settlement of audits or the expiration of statutes of limitations in the next twelve months.
The fiscal 2009 and 2008 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)	2009	2008

Balance at beginning of the fiscal year	$3,040	$—
Unrecognized tax reserve — July 1, 2007 Adoption	—	2,449
Increases — tax positions in prior period	—	349
Decreases — tax positions in prior period	—	—
Increases — tax positions in current period	14	436
Decreases — tax positions in current period	—	—
Settlements and payments	(361)	(179)
Lapse of statute of limitations	—	(15)

Unrecognized tax reserve — end of the fiscal year	$2,693	$3,040

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2005.
NOTE 9 — CASH DIVIDENDS
The Company paid cash dividends of $6,471,000, $13,580,000, and $10,952,000 in fiscal years 2009, 2008, and 2007, respectively. In August 2009, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on September 8, 2009 to shareholders of record September 1, 2009.
NOTE 10 — EQUITY COMPENSATION
On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services.

Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The number of shares reserved for issuance is 2,250,000, of which 897,683 shares were available for future grant or award as of June 30, 2009. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of June 30, 2009, a total of 1,537,212 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 830,087 options for common shares were vested and exercisable. The approximate unvested stock option expense as of June 30, 2009 that will be recorded as expense in future periods is $2,069,100. The weighted average time over which this expense will be recorded is approximately 22 months.
The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2009	2008	2007

Dividend yield	4.60%	3.61%	2.97%
Expected volatility	45%	36%	39%
Risk-free interest rate	3.0%	4.3%	4.8%
Expected life	5.1 yrs.	4.3 yrs.	6.5 yrs.
At June 30, 2009, the 365,800 options granted in fiscal 2009 to non-employee directors had exercise prices ranging from $4.34 to $8.98, fair values ranging from $1.12 to $2.21, and remaining contractual lives of approximately nine and one-half to ten years.
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
The Company records stock option expense using a straight line Black-Scholes method with an estimated 6.6% forfeiture rate (revised in the fourth quarter of fiscal 2009 from the 4.2% forfeiture rate previously used). The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. The Company recorded $1,184,000, $1,246,000, and $721,000 of expense related to stock options in fiscal years 2009, 2008 and 2007, respectively. As of June 30, 2009, the Company expects that approximately 671,500 outstanding stock options having a weighted average exercise price of $13.86, no aggregate intrinsic value, and weighted average remaining contractual terms of 8.3 years will vest in the future.

Information related to all stock options for the years ended June 30, 2009, 2008 and 2007 is shown in the table below:

	Twelve Months Ended
	June 30, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Granted	365,800	$8.57
Forfeitures	(26,070)	$12.68
Exercised	—	$—

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Exercisable at 6/30/09	830,087	$12.52	4.8 years	$2,550

	Twelve Months Ended
	June 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/07	983,788	$12.16		$5,642,400

Granted	328,200	$19.74
Forfeitures	(9,500)	$16.81
Exercised	(105,006)	$9.52

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Exercisable at 6/30/08	615,482	$11.43	4.9 years	$—

	Twelve Months Ended
	June 30, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/06	783,957	$10.32		$5,232,500

Granted	250,700	$17.54
Forfeitures	(4,750)	$11.57
Exercised	(46,119)	$10.00

Outstanding at 6/30/07	983,788	$12.16	6.3 years	$5,642,400

Exercisable at 6/30/07	540,631	$10.33	4.7 years	$4,090,400

The aggregate intrinsic value of options exercised during the years ended June 30, 2008 and 2007 was $913,700 and $391,000, respectively.
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
Information related to unvested stock options for the twelve months ended June 30, 2009 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding unvested stock options at 6/30/08	582,000	$17.62	8.2 years	$—

Vested	(235,125)	$15.30
Forfeitures	(5,550)	$16.55
Granted	365,800	$8.57

Outstanding unvested stock options at 6/30/09	707,125	$13.72	8.3 years	$31,245

Stock Compensation Awards
The Company awarded a total of 6,032 and 2,558 common shares in fiscal 2009 and fiscal 2008, respectively, valued at their approximate $40,680 and $43,875 fair market values, respectively, on the dates of issuance pursuant to the compensation programs for non-employee Directors who receive a portion of their compensation as an award of Company stock and employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of June 30, 2009 there were 33 participants, all with fully vested account balances. A total of 222,832 common shares with a cost of $2,455,900, and 211,511 common shares with a cost of $2,426,800 were held in the Plan as of June 30, 2009 and June 30, 2008, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and invested.” For fiscal year 2010, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 15,000 to 18,000 common shares of the Company. During fiscal years 2009 and 2008, the Company used approximately $188,500 and $262,100, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 — LEASES AND PURCHASE COMMITMENTS
The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,243,000 in 2009, $2,554,000 in 2008, and $2,779,000 in 2007. Minimum annual rental commitments under non-cancelable operating leases are: $1,589,000 in 2010, $1,558,000 in 2011, $1,296,000 in 2012, $1,008,000 in 2013 and $169,000 in 2014. Purchase commitments, including minimum annual rental commitments, of the Company totaled $22,404,000 and $22,546,000 as of June 30, 2009 and June 30, 2008, respectively.
NOTE 12 — INCOME TAXES
The following information is provided for the years ended June 30:

(In thousands)	2009	2008	2007

Components of income (loss) before income taxes
United States	$(13,911)	$(5,818)	$32,376
Foreign	(492)	(4,873)	(649)

Income (loss) before income taxes	$(14,403)	$(10,691)	$31,727

Provision (benefit) for income taxes:
Current
U.S. federal	$(1,629)	$7,523	$9,898
State and local	(147)	928	495
Foreign	(214)	(190)	—

Total current	(1,990)	8,261	10,393

Deferred	1,001	(5,904)	545

Total provision (benefit) for income taxes	$(989)	$2,357	$10,938

Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.5	(5.8)	1.2
Impact of Foreign Operations	3.6	(1.3)	(1.0)
Federal and state tax credits	1.1	4.4	(1.5)
Goodwill	(27.9)	(36.2)	—
Valuation allowance	(3.2)	(15.6)	—
Other	(2.2)	(2.5)	0.8

Effective tax rate	6.9%	(22.0)%	34.5%

The components of deferred income tax assets and (liabilities) at June 30, 2009 and 2008 are as follows:

(In thousands)	2009	2008

Reserves against current assets	$160	$377
Accrued expenses	1,093	1,191
Depreciation	(4,049)	(4,065)
Loss contingency	—	1,059
Goodwill, acquisition costs and intangible assets	5,181	4,832
Deferred compensation	890	900
State net operating loss carryover and credits	958	940
Foreign net operating loss carryover and credits	1,940	1,819
Valuation reserve	(1,940)	(1,819)

Net deferred income tax asset	$4,233	$5,234

Reconciliation to the balance sheets as of June 30, 2009 and 2008:

(In thousands)	2009	2008

Deferred income tax asset included in:
Other current assets	$1,253	$2,627
Long-term deferred income tax asset	2,980	2,607

Net deferred income tax asset	$4,233	$5,234

As of June 30, 2009 the Company has recorded two deferred state income tax assets, one in the amount of $18,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $940,000, net of federal tax benefits, related to non-refundable state tax credits. As of June 30, 2008 the Company had recorded two deferred state income tax assets, one in the amount of $5,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $935,000, net of federal tax benefits, related to non-refundable state tax credits. The Company has determined that these deferred state income tax assets totaling $958,000 and $940,000 as of June 30, 2009 and 2008, respectively, do not require any valuation reserves because, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), these assets will, more likely than not, be realized. The activity netted to an additional state income tax expense of $25,000, $16,000 and $249,000, respectively, in fiscal years 2009, 2008 and 2007.
Additionally, as of June 30, 2009 and 2008, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $1,940,000 and $1,819,000, respectively. In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and two consecutive loss years, the Company has determined these assets, more likely than not, will not be realized. Accordingly, full valuation reserves of $1,940,000 and $1,819,000 were recorded as of June 30, 2009 and 2008, respectively.
NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2009	2008	2007

Cash payments:
Interest	$119	$73	$1,576
Income taxes	$564	$10,877	$9,439

Issuance of common shares as compensation	$41	$44	$44
NOTE 14 — LOSS CONTINGENCY
The Company is party to various negotiations and legal proceedings arising in the normal course of business, most of which are dismissed or resolved with minimal expense to the Company, exclusive of legal fees. Since October 2000, the Company had been the defendant in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over the past approximately eleven years. Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter and, accordingly, recorded a loss contingency reserve in the fourth quarter of fiscal 2008. Following additional discussions in the second quarter of fiscal 2009, the Company reached a full and complete settlement of all matters related to this menu board patent infringement lawsuit. Accordingly, an additional $200,000 expense was recorded in the second quarter of fiscal 2009 and a payment of $3,000,000 was made to the plaintiffs.

NOTE 15 — RELATED PARTY TRANSACTIONS
The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2009	2008	2007

Keating Muething & Klekamp PLL	$266	$177	$222
American Engineering and Metal Working	$202	$192	$559
3970957 Canada Inc.	$180	$189	$176
As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2009	2008

Keating Muething & Klekamp PLL	$89	$29
American Engineering and Metal Working	$2	$7
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
NOTE 16 — SUBSEQUENT EVENT
On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen – collectively, “AdL”), which were privately owned and based in Columbus, Ohio. Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875. This purchase price exceeds the fair value of the net assets being acquired, and it is estimated that when the purchase price allocation has been completed there will be significant goodwill recorded with this acquisition, as well as certain intangible assets. Additionally, LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses. The goodwill associated with the acquisition of AdL will consist largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products. None of the goodwill will be deductible by the Company for tax purposes. Certain information necessary to perform the purchase accounting and determine the opening July 22, 2009 balance sheet of this 100% owned subsidiary, LSI ADL Technology, is not available at the time of filing of this Form 10-K. The following information is not available: (1) U.S. GAAP financial statements of the three acquired companies as of July 22, 2009 have not been prepared; (2) the valuation of all acquired fixed assets has not been finalized; and (3) the valuation of any intangible assets is in process, but has not been completed. It is expected that there won’t be any contingent liabilities or assets associated with the purchase of AdL. There were approximately $60,000 of acquisition related costs included in the June 30, 2009 financial statements, and the operations of LSI ADL Technology will be included in the Company’s operating results beginning July 23, 2009. Subject to further analysis, it is likely that the results of LSI ADL Technology will be reported in its own separate reportable business segment beginning in the first quarter of fiscal 2010.

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
NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year
2009

Net sales	$75,838	$60,787	$46,989	$50,185	$233,799
Gross profit	18,179	13,257	8,774	11,617	51,827
Loss contingency	—	200	—	—	200
Goodwill impairment	—	13,250	957	260	14,467
Net income (loss)	2,687	(13,377)	(2,467)	(257)	(13,414)

Earnings (loss) per share
Basic	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	)(a)
Diluted	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	)(a)

Range of share prices
High	$10.91	$8.28	$7.39	$6.51	$10.91
Low	$7.02	$4.25	$2.75	$4.15	$2.75

2008

Net sales	$90,001	$84,062	$64,780	$66,443	$305,286
Gross profit	25,751	23,459	15,982	15,235	80,427
Loss contingency	—	—	—	2,800	2,800
Goodwill and intangible asset impairment	—	—	—	27,955	27,955
Net income (loss)	6,953	4,823	997	(25,821)	(13,048)

Earnings (loss) per share
Basic	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)
Diluted	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)

Range of share prices
High	$21.39	$23.05	$18.65	$14.41	$23.05
Low	$15.70	$17.42	$8.12	$8.04	$8.04

2007

Net sales	$86,667	$81,640	$75,323	$93,823	$337,453
Gross profit	23,122	22,194	18,474	25,389	89,179
Net income	5,495	5,035	3,298	6,961	20,789

Earnings per share
Basic	$0.25	$0.23	$0.15	$0.32	$0.96	(a)
Diluted	$0.25	$0.23	$0.15	$0.32	$0.95

Range of share prices
High	$18.95	$20.81	$20.04	$18.45	$20.81
Low	$12.83	$15.22	$15.22	$14.65	$12.83

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
At August 18, 2009, there were 427 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Statement of Operations Data:

	2009	2008	2007	2006	2005

Net sales	$233,799	$305,286	$337,453	$280,470	$282,440
Cost of products and services sold	181,972	224,859	248,274	209,057	210,144
Operating expenses	51,571	60,642	57,219	49,898	48,494
Loss contingency (a)	200	2,800	(590)	—	590
Goodwill and intangible asset impairment (b)	14,467	27,955	—	—	186

Operating income (loss)	(14,411)	(10,970)	32,550	21,515	23,026
Interest (income)	(97)	(360)	(139)	(550)	(64)
Interest expense	89	81	962	78	217

Income (loss) before income taxes	(14,403)	(10,691)	31,727	21,987	22,873
Income taxes	(989)	2,357	10,938	7,544	8,237

Net income (loss)	$(13,414)	$(13,048)	$20,789	$14,443	$14,636

Earnings (loss) per common share
Basic	$(0.62)	$(0.60)	$0.96	$0.72	$0.74
Diluted	$(0.62)	$(0.60)	$0.95	$0.71	$0.73

Cash dividends paid per share	$0.30	$0.63	$0.51	$0.56	$0.37

Weighted average common shares
Basic	21,800	21,764	21,676	20,194	19,782
Diluted	21,800	21,764	21,924	20,429	20,087
Balance Sheet Data:

(At June 30)	2009	2008	2007	2006	2005

Working capital	$72,500	$72,863	$68,397	$66,787	$67,189
Total assets	153,118	184,214	233,612	224,401	172,637
Long-term debt, including current maturities	—	—	—	16,593	—
Shareholders’ equity	130,473	149,190	176,061	164,985	138,040

(a)	The Company recorded loss contingency reserves in fiscal years 2009, 2008 and 2005, and reversed a loss contingency reserve in fiscal 2007 — all related to a patent litigation matter. See Note 14.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in fiscal 2008 and 2009. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2009, 2008, AND 2007
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance	Charged to		Balance
	Beginning	Costs and	(a)	End of
Description	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2009	$585	$135	$(188)	$532
Year Ended June 30, 2008	$822	$155	$(392)	$585
Year Ended June 30, 2007	$656	$469	$(303)	$822

Inventory Obsolescence Reserve:

Year Ended June 30, 2009	$1,638	$1,568	$(1,796)	$1,410
Year Ended June 30, 2008	$1,606	$1,479	$(1,447)	$1,638
Year Ended June 30, 2007	$1,584	$1,687	$(1,665)	$1,606

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2009	$1,819	$121	$—	$1,940
Year Ended June 30, 2008	$—	$1,819	$—	$1,819
Year Ended June 30, 2007	$622	$—	$(622)	$—

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.

EXHIBIT INDEX

Exhibit No.		Exhibit Description

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006).

10.10	*	Fourth Amendment to the LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006).

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements.
LSI will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to LSI’s reasonable expenses in furnishing such exhibit.