Form 10-Q
period 2009-09-30
LSI INDUSTRIES INC
filed 2009-11-06
CIK 763532

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.
______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

As of November 2, 2009 there were 24,040,570 shares of the Registrant's common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30
	2009	2008
Net sales	$67,676	$75,838

Cost of products and services sold	51,079	57,659

Gross profit	16,597	18,179

Selling and administrative expenses	14,100	13,963

Operating income	2,497	4,216

Interest (income)	(3)	(38)

Interest expense	37	43

Income before income taxes	2,463	4,211

Income tax expense	826	1,524

Net income	$1,637	$2,687

Earnings per common share (see Note 5)
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Weighted average common shares outstanding

Basic	23,683	21,796
Diluted	23,688	21,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2009	June 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$9,253	$13,986
Accounts and notes receivable, net	35,856	29,681
Inventories	44,752	40,196
Refundable income taxes	2,830	3,619
Other current assets	4,181	4,635
Total current assets	96,872	92,117

Property, Plant and Equipment, net	44,939	42,043

Goodwill	10,766	1,558

Other Intangible Assets, net	17,195	12,981

Other Assets	2,185	4,419

TOTAL ASSETS	$171,957	$153,118

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion, long-term debt	$30	$--
Accounts payable	11,717	9,249
Accrued expenses	10,394	10,368
Total current liabilities	22,141	19,617

Long-Term Debt	1,122	--
Other Long-Term Liabilities	3,035	3,028
Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 30,000,000 shares; Outstanding 24,039,498 and 21,579,741 shares, respectively	97,584	82,833
Retained earnings	48,075	47,640
Total shareholders’ equity	145,659	130,473

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$171,957	$153,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30
	2009	2008
Cash Flows from Operating Activities
Net income	$1,637	$2,687
Non-cash items included in net income
Depreciation and amortization	1,946	1,990
Deferred income taxes	--	90
Deferred compensation plan	18	38
Stock option expense	346	350
Issuance of common shares as compensation	10	10
Loss on disposition of fixed assets	1	1
Allowance for doubtful accounts	88	29
Inventory obsolescence reserve	366	261

Changes in certain assets and liabilities, net of acquisition
Accounts receivable	(4,583)	(8,672)
Inventories	(1,245)	2,728
Accounts payable and other	2,247	(1,623)
Customer prepayments	(266)	(1,125)
Net cash flows from (used in) operating activities	565	(3,236)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,133)	(475)
Acquisition of business, net of cash received	(675)	--
Net cash flows (used in) investing activities	(1,808)	(475)

Cash Flows from Financing Activities
Payment of long-term debt	(2,217)	--
Proceeds from issuance of long-term debt	--	1,282
Cash dividends paid	(1,202)	(3,236)
Purchase of treasury shares	(82)	(144)
Issuance of treasury shares	11	--
Net cash flows (used in) financing activities	(3,490)	(2,098)

Decrease in cash and cash equivalents	(4,733)	(5,809)

Cash and cash equivalents at beginning of year	13,986	6,992

Cash and cash equivalents at end of period	$9,253	$1,183

Supplemental Cash Flow Information
Interest paid	$34	$43
Income taxes paid	$16	$84
Issuance of common shares as compensation	$10	$10
Issuance of common shares for acquisition	$14,448	$--

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2009, the results of its operations for the periods ended September 30, 2009 and 2008, and its cash flows for the periods ended September 30, 2009 and 2008. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2009 annual report.  Financial information as of June 30, 2009 has been derived from the Company’s audited consolidated financial statements.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned.  All intercompany transactions and balances have been eliminated.

Revenue Recognition:

Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at time of shipment.  In certain arrangements with customers, as is the case with the sale of some of our solid-state LED (light emitting diode) video screens, revenue is recognized upon customer acceptance of the video screen at the job site.  Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements, and ASC Subtopic 985-605, Software:  Revenue Recognition.  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

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

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

(In thousands)	September 30, 2009	June 30, 2009
Accounts and notes receivable	$36,485	$30,213
less Allowance for doubtful accounts	(629)	(532)
Accounts and notes receivable, net	$35,856	$29,681

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At September 30, 2009 and June 30, 2009, there were no bank balances in excess of FDIC insurance limits.

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

Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other:  Internal-Use Software.  Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease.

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	September 30, 2009	June 30, 2009
Property, plant and equipment, at cost	$107,479	$103,280
less Accumulated depreciation	(62,540)	(61,237)
Property, plant and equipment, net	$44,939	$42,043

The Company recorded $1,330,000 and $1,471,000 of depreciation expense in the first quarter of fiscal 2010 and 2009, respectively.

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between two and twenty years.  The Company periodically evaluates definite-lived intangible assets for permanent impairment. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 7.

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

Product Warranties:

The Company offers a limited warranty that its products are free of defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one to five years from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	September 30, 2009	June 30, 2009
Balance at beginning of the period	$223	$257
Additions charged to expense	256	557
Addition from acquisition	5	--
Deductions for repairs and replacements	(251)	(591)
Balance at end of the period	$233	$223

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs incurred related to both product and software development totaled $1,182,000 and $1,031,000 for the three month periods ended September 30, 2009 and 2008, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 235,000 shares and 227,000 shares for the three months ended September, 2009 and 2008, respectively.  See also Note 5.

Stock Options:

There were no disqualifying dispositions of shares from stock option exercises in the first three months of fiscal 2010 or 2009.  See further discussion regarding stock options in Note 11.

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This Standard Update clarifies when revenue can be recognized when tangible products contain both software and non-software components in a multiple deliverable arrangement. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this ASU is adopted.

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13 “Multiple Deliverable Revenue Arrangements.” This Standard Update enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances.  Accounting Standards Codification Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011.  The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this ASU is adopted.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

Subsequent Events:

For the quarter ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through November 6, 2009, the date of financial statement issuance.

Reclassifications:

Immaterial reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year, including elimination of the separate breakout of Net Sales – Installation on the face of the Condensed Consolidated Statements of Operations because installation revenue in the current year did not meet the threshold for separate presentation.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3:  MAJOR CUSTOMER CONCENTRATIONS

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $7,747,000 or 11% of consolidated net sales in the three months ended September 30, 2009.  The Company had a balance of accounts receivable from 7-Eleven, Inc. as of September 30, 2009 of approximately $4,082,000 or 11% of net accounts and notes receivable.  There were no concentrations of net sales or accounts receivable at or for the three months ended September 30, 2008.

NOTE 4:  BUSINESS SEGMENT INFORMATION

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has thirteen operating segments, it has only four reportable operating business segments (Lighting, Graphics, Technology and Electronic Components) and an All Other Category.

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

The Technology Segment designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting.  The primary markets served with LED video screens are the entertainment market, outdoor advertising billboard and sports markets not served by our Graphics Segment.  The Technology Segment includes the operations of LSI Saco Technologies.

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting.  Capabilities of this Segment also have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology, which was acquired by the Company on July 22, 2009.

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

Summarized financial information for the Company’s reportable business segments for the three months ended September 30, 2009 and 2008, and as of September 30, 2009 and June 30, 2009 is as follows:

(In thousands)	Three Months Ended September 30
	2009	2008
Net sales:
Lighting Segment	$39,641	$49,636
Graphics Segment	22,097	21,136
Technology Segment	1,061	2,818
Electronic Components Segment	3,238	--
All Other Category	1,639	2,248
	$67,676	$75,838

Operating income (loss):
Lighting Segment	$3,480	$4,463
Graphics Segment	1,541	1,163
Technology Segment	423	625
Electronic Components Segment	56	--
All Other Category	(3,003)	(2,035)
	$2,497	$4,216

Capital expenditures:
Lighting Segment	$271	$352
Graphics Segment	164	81
Technology Segment	9	16
Electronic Components Segment	387	--
All Other Category	302	26
	$1,133	$475

Depreciation and amortization:
Lighting Segment	$809	$882
Graphics Segment	264	338
Technology Segment	101	110
Electronic Components Segment	163	--
All Other Category	609	660
	$1,946	$1,990

	September 30, 2009	June 30, 2009
Identifiable assets:
Lighting Segment	$73,957	$72,222
Graphics Segment	35,736	32,280
Technology Segment	12,317	12,317
Electronic Components Segment	22,916	--
All Other Category	27,031	36,299
	$171,957	$153,118

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	Three Months Ended September 30
	2009	2008
Lighting Segment intersegment net sales	$4,935	$3,429

Graphics Segment intersegment net sales	$203	$356

Technology Segment intersegment net sales	$2,299	$3,406

Electronic Components Segment intersegment net sales	$1,035	$--

All Other Category intersegment net sales	$640	$1,875

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended September 30
	2009	2008
Net sales (a):
United States	$66,615	$73,020
Canada	1,061	2,818
	$67,676	$75,838

	September 30,	June 30, 2009
Long-lived assets (b):
United States	$46,634	$45,898
Canada	490	564
	$47,124	$46,462

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5:	EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2009	2008
BASIC EARNINGS PER SHARE

Net income	$1,637	$2,687

Weighted average shares outstanding during the period, net of treasury shares (a)	23,453	21,578
Weighted average shares outstanding in the Deferred Compensation Plan during the period	230	218
Weighted average shares outstanding	23,683	21,796

Basic earnings per share	$0.07	$0.12

DILUTED EARNINGS PER SHARE

Net income	$1,637	$2,687

Weighted average shares outstanding
- Basic	23,683	21,796

Effect of dilutive securities (b):Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	5	9

Weighted average shares outstanding (c)	23,688	21,805

Diluted earnings per share	$0.07	$0.12

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation – General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,793,548 common shares and 1,216,949 common shares during the three month periods ending September 30, 2009 and 2008, respectively were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2009	June 30, 2009
Inventories
Raw materials	$20,650	$20,498
Work-in-process	9,035	7,097
Finished goods	15,067	12,601
	$44,752	$40,196

Accrued Expenses
Compensation and benefits	$4,958	$5,788
Customer prepayments	1,550	1,816
Accrued commissions	922	919
Other accrued expenses	2,964	1,845
	$10,394	$10,368

NOTE 7:                     GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performs this test as of July 1st of each fiscal year and on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing.  The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing.  These include operating results, forecasts, anticipated future cash flows and marketplace data, to name a few.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Due to current economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of June 30, 2009.  The impairment test performed as of June 30, 2009 was actually the Company’s annual goodwill impairment test that was to be performed as of July 1, 2009; however, because the conditions that resulted in goodwill impairment were present as of June 30, 2009, the estimated partial impairment charge of $260,000 was recorded in one reporting unit in the All Other Category as of that date.  The impairment charge was due to a decline in the estimated forecasted discounted cash flows since the previous goodwill impairment test was performed.

The impairment test was completed in the first quarter of fiscal 2010 at which time it was determined that no further adjustment to the estimate, recorded at June 30, 2009, was needed.  A similar analysis was performed in fiscal 2009 as of July 1, 2008 and there was no impairment of goodwill.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total
Balance as of June 30, 2008	$11,320	$974	$--	$3,731	$16,025

Impairment	(11,185)	(716)	--	(2,566)	(14,467)

Balance as of June 30, 2009	135	258	--	1,165	1,158

Acquisition	--	--	9,208	--	9,208

Balance as of September 30, 2009	$135	$258	$9,208	$1,165	$10,766

The acquisition of LSI ADL Technology resulted in the following amortizable intangible assets being recorded on the Company’s balance sheet as of the July 22, 2009 acquisition date:  customer relationships $2,880,000; Technology $780,000; trade name $460,000 and non-compete agreements $710,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,356	$5,996
Patents	110	61	49
LED Technology firmware, software	11,228	4,866	6,362
Trade name	460	17	443
Non-compete agreements	890	104	786
	23,040	9,404	13,636

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	--	3,559
	3,559	--	3,559

Total Intangible Assets	$26,599	$9,404	$17,195

	June 30, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$7,472	$4,173	$3,299
Patents	110	59	51
LED Technology firmware, software	10,448	4,478	5,970
Trade name	--	--	--
Non-compete agreements	630	528	102
	18,660	9,238	9,422

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	--	3,559
	3,559	--	3,559

Total Intangible Assets	$22,219	$9,238	$12,981

	Amortization Expense of Other Intangible Assets
	September 30, 2009	Sepember 30, 2008
Three Months Ended	$616	$519

The Company expects to record amortization expense through fiscal 2015 as follows: 2010 -- $2,559,000; 2011 through 2012 -- $2,590,000 per year; 2013 -- $2,327,000; 2014
-- $621,000; and 2015 -- $537,000.

NOTE 8:                     REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $40 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of September 30, 2009.  A portion of this credit facility is a $10 million committed line of credit that expires in the third quarter of fiscal 2010.  The remainder of the credit facility is a $30 million two year committed line of credit that expires in fiscal 2011.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  For the $30 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  For the $10 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, is 250 basis points, and the fee on the unused balance of the $10 million committed line of credit is 15 basis points.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2010.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 250 basis point increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2009.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full.  The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

(In thousands)	9/30/09
Total mortgage balance	$1,152
Less current maturities	(30)
Long-term debt	$1,122

The Company is in compliance with all of its loan covenants as of September 30, 2009.

NOTE 9:                      RESERVE FOR UNCERTAIN TAX LIABILITIES

For the three months ended September 30, 2009, the Company recognized a $22,000 tax expense related to the increase in reserves for uncertain tax positions.  For the three months ended September 30, 2008, the Company recognized an additional $25,000 tax expense related to the increase in reserves for uncertain tax positions.  As of September 30, 2009, the reserve for uncertain income tax liabilities is $2,757,000, net of potential federal tax benefits.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Income Statements.  The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.

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

The Company paid cash dividends of $1,202,000 and $3,236,000 in the three month periods ended September 30, 2009 and 2008, respectively.  In October, 2009, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on November 10, 2009 to shareholders of record as of November 3, 2009.

NOTE 11:	EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  The number of shares reserved for issuance is 2,250,000, of which 264,935 shares were available for future grant or award as of September 30, 2009.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2009, a total of 2,167,649 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,041,399 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2009 that will be recorded as expense in future periods is $3,305,600.  The weighted average time over which this expense will be recorded is approximately 23 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended
	9/30/09	9/30/08
Dividend yield	3.44%	4.72%
Expected volatility	52%	41%
Risk-free interest rate	2.4%	3.1%
Expected life	4.3 yrs.	4.3 yrs.

At September 30, 2009, the 633,000 options granted in the first three months of fiscal 2010 to both employees and non-employee directors had exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87 per option, and remaining contractual lives of between nine years and eleven months and ten years.

At September 30, 2008, the 332,300 options granted in the first three months of fiscal 2009 to employees and non-employee directors had exercise prices of $8.98, fair values of $2.21 per option, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

The Company records stock option expense using a straight line Black-Scholes method with an estimated 6.6% forfeiture rate.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $345,600 and $349,500 of expense related to stock options in the three months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company expects that approximately 671,500 outstanding stock options having a weighted average exercise price of $13.86, intrinsic value of $26,966 and weighted average remaining contractual terms of 8.3 years will vest in the future.

Information related to all stock options for the periods ended September 30, 2009 and 2008 is shown in the table below:

Three Months Ended
September 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	633,000	$8.27
Forfeitures	(2,563)	$12.82
Exercised	--	n/a

Outstanding at 9/30/09	2,167,649	$11.67	7.3 years	$94,935

Exercisable at 9/30/09	1,041,399	$13.01	5.2 years	$9,225

Three Months Ended
September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$--

Granted	332,300	$8.98
Forfeitures	(14,000)	$13.42
Exercised	--	n/a

Outstanding at 9/30/08	1,515,782	$13.25	7.1 years	$4,300

Exercisable at 9/30/08	739,157	$12.76	5.3 years	$4,300

No options were exercised in the three month periods ended September 30, 2009 and September 30, 2008.

Information related to unvested stock options for the three months ended September 30, 2009 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding unvested stock options at 6/30/09	707,125	$13.72	8.3 years	$31,245

Vested	(212,125)	$14.91
Forfeitures	(1,500)	$14.01
Granted	633,000	$8.27

Outstanding unvested stock options at 9/30/09	1,126,500	$10.43	9.1 years	$85,710

Stock Compensation Awards

The Company awarded a total of 1,748 and 1,280 common shares, respectively, in the three months ended September 30, 2009 and September 30, 2008, valued at their approximate $10,000 fair market values, respectively, on the dates of issuance pursuant to the compensation program for non-employee Directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2009 there were 33 participants, all with fully vested account balances.  A total of 234,499 common shares with a cost of $2,527,100, and 222,832 common shares with a cost of $2,455,900 were held in the Plan as of September 30, 2009 and June 30, 2009, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this Plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2010, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 14,000 to 17,000 common shares of the Company.  During the three months ended September 30, 2009 and 2008, the Company used approximately $82,500 and $143,700, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12:               COMMITMENTS AND CONTINGENCIES

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

NOTE 13:	ACQUISITION

On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen – collectively, “AdL” or “AdL Technology”), which were privately owned and based in Columbus, Ohio.  This new 100% owned subsidiary operates under the name of LSI ADL Technology Inc.  Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875.  This purchase price exceeds the fair value of the net assets being acquired, and therefore goodwill in the amount of $9,208,000 was recorded with this acquisition.  Additionally, LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses.  The goodwill associated with this acquisition consists largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products.  None of the goodwill will be deductible by the Company for tax purposes.  There were no contingent liabilities or assets associated with the purchase of AdL.  There were $513,000 of acquisition transaction costs included in the September 30, 2009 financial statements in selling and administrative expenses and $523,000 of expense in cost of products sold related to the roll out of the fair value inventory adjustment that was recorded at acquisition.  The operations of LSI ADL Technology are included in the Company’s operating results beginning July 23, 2009.  The results of LSI ADL Technology are reported in its own separate reportable business segment named the Electronic Components Segment.

The recognized amounts of identifiable assets acquired and liabilities assumed with the acquisition of AdL Technology were as follows:

($ in thousands)
Financial assets	$2,398
Inventory	3,677
Property, plant and equipment	3,094
Identifiable intangible assets	4,830
Financial liabilities	(7,426)
Total identifiable net assets	6,573
Goodwill	9,208
Total purchase consideration	$15,781

A liability of $5,000 has been recognized in the opening balance sheet (included in financial liabilities above) for expected warranty claims on products sold by AdL Technology prior to acquisition.

LSI ADL Technology Inc. will design, engineer, and manufacture custom designed circuit boards, assemblies, and sub-assemblies used in various applications including the control of solid-state LED lighting.  With the acquisition of AdL, we made a decision to further establish and advance our leadership position in LED lighting by vertically integrating our capabilities in connection with designing, engineering, and producing the solid-state electronics that control and power LEDs.  LSI ADL Technology will allow us to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components. LSI ADL’s capabilities will also have applications in our other LED product lines such as digital scoreboards, advertising ribbon boards and billboards. The management team and all employees of the acquired companies remain with LSI ADL Technology.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
   (In thousands)

	Three Months Ended September 30
	2009	2008
Lighting Segment	$39,641	$49,636
Graphics Segment	22,097	21,136
Technology Segment	1,061	2,818
Electronic Components Segment	3,238	--
All Other Category	1,639	2,248
	$67,676	$75,838

Operating Income (Loss) by Business Segment
   (In thousands)
	Three Months Ended September 30
	2009	2008
Lighting Segment	$3,480	$4,463
Graphics Segment	1,541	1,163
Technology Segment	423	625
Electronic Components Segment	56	--
All Other Category	(3,003)	(2,035)
	$2,497	$4,216

Summary Comments

First quarter fiscal 2010 net sales of $67,676,000 and operating income of $2,497,000, as compared to the first quarter of fiscal 2009, were favorably influenced by increased net sales and operating income of the Graphics Segment (up 4.5% and 32.5%, respectively), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology, which added $3.2 million and $0.1 million of net sales and operating income, respectively).  Operating results were unfavorably influenced by decreased net sales and operating income of the Lighting Segment (down 20.1% and 22.0%, respectively), as well as decreased net sales and operating income in the Technology Segment and All Other Category. Net sales to the Petroleum / Convenience Store market, Company’s largest niche market, were $20,965,000 or 31% of total net sales and $15,199,000 or 20% of total net sales in the first quarters of fiscal 2010 and 2009, respectively.  The $5.8 million or 38% increase is primarily due to a program with one national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($6.3 million increase) and a net decrease in net sales to other customers in this niche market ($0.5 million decrease).  Over 60% of the retail sites scheduled to be involved in this customer’s program to convert to solid-state LED lighting are expected to be completed in the Company’s 2010 second fiscal quarter, and the Company is in discussion with this customer regarding additional retail sites to be converted in calendar year 2010.

The Company recorded several significant expenses in the first quarter of fiscal 2010, totaling $1.3 million, that it considers to be unusual ($523,000 of inventory adjustments related to acquisition accounting on the opening balance sheet of LSI ADL Technology; $513,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology; and $268,000 of professional fees).  These expenses are included in the $2,497,000 operating income reported in the first quarter of fiscal 2010.  There were no such significant non-recurring expenses in the first quarter of fiscal 2009.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets totaled $18.0 million in the first quarter of fiscal 2010, representing approximately a 105% increase from last year’s first quarter net sales of solid-state LED products and services of $8.8 million.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

As fiscal 2009 progressed, the Company encountered a global economic recession with unprecedented negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business.  Taken as a whole, these factors have caused a substantial reduction in demand for our lighting and graphics products.  Many of these conditions continue to affect fiscal 2010.  Virtually all of our markets have been adversely impacted and our business has suffered as a result.  During these difficult and uncertain economic conditions, we have taken a number of proactive steps to “right size” LSI Industries to meet today’s challenges.  Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow.  We believe the economy will eventually improve.  As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic recession that will likely continue to impact results during the next several quarters.  LSI is facing a period of challenging business conditions in the near term due to the general economic recession but expects to emerge a stronger and more efficient company as business conditions improve.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Lighting Segment
   (In thousands)
	Three Months Ended September 30
	2009	2008
Net Sales	$39,641	$49,636

Operating Income	$3,480	$4,463

Lighting Segment net sales of $39,641,000 in the first quarter fiscal 2010 decreased 20.1% from first quarter fiscal 2009 net sales of $49,636,000.  The $10.0 million decrease in Lighting Segment net sales is primarily the result of a $1.0 million or 5% net decrease in lighting sales to our niche markets (petroleum / convenience stores, automotive dealerships, and quick service restaurants) and national retail accounts, and a $9.0 million or 29.1% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 29% and 17% of Lighting Segment net sales in fiscal years 2010 and 2009, respectively.  Net sales of lighting to this, the Company’s largest niche market, were up 37.6% from last year to $11,515,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $7.3 million in the first quarter of fiscal 2010, representing over a 450% increase from last year’s first quarter net sales of solid-state LED light fixtures of $1.3 million.

Gross profit of $10,586,000 in the first quarter of fiscal 2010 decreased $1.8 million or 15% from the same period last year, and increased from 23.3% to 23.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is due to decreased Lighting net sales and margins.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; decreased direct labor as a percentage of net sales; increased indirect wage, compensation and benefits costs ($0.4 million increase); $0.2 million decreased supplies; $0.1 million decreased depreciation expense; $0.2 million decreased utilities; and $0.1 million decreased outside services.

Selling and administrative expenses of $7,106,000 in the first quarter of fiscal year 2010 decreased $0.8 million, and increased to 15.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales) from 14.9% in the same period last year.  Employee compensation and benefits expense increased $0.1 million in the first quarter of fiscal 2010 as compared to last year, and other changes of expense between years include decreased sales commission expense ($0.8 million), increased research and development expense ($0.2 million), decreased customer relations expense ($0.2 million) and decreased outside services expense ($0.1 million).

The Lighting Segment first quarter fiscal 2010 operating income of $3,480,000 compares to operating income of $4,463,000 last year.  This decrease of $1.0 million was the result of decreased net sales and decreased gross profit, partially offset by decreased selling and administrative expenses.

Graphics Segment
   (In thousands)

	Three Months Ended September 30
	2009	2008
Net Sales	$22,097	$21,136

Operating Income	$1,541	$1,163

Graphics Segment net sales of $22,097,000 in the first quarter of fiscal 2010 increased 4.5% from fiscal 2009 net sales of $21,136,000.  The $1.0 million increase in Graphics Segment net sales is primarily the result of image conversion programs for three petroleum / convenience store customers ($4.6 million increase) and a national drug store retailer ($0.3 million increase), sales of solid-state LED video screens to two sports market customers (netting to a $1.6 million increase), and changes in volume or completion of other graphics programs.  These identified increases were partially offset by decreased net sales to certain other customers, including a reimaging program for a grocery customer ($3.0 million decrease). Sales of graphics products and services to the petroleum / convenience store market represented 43% and 32% of Graphics Segment net sales in the first quarter of fiscal years 2010 and 2009, respectively.  Net sales of graphics to this, the Company’s largest niche market, were up 46% from last year to $9,450,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $9.6 million in the first quarter of fiscal 2010, representing approximately a 43% increase from last year’s first quarter net sales of solid-state LED light fixtures of $4.9 million.

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

Gross profit of $4,654,000 in the first quarter of fiscal 2010 increased $0.7 million or 18% from last year, and increased from 18.4% to 20.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due both to increased Graphics net sales and margins (both product and installation), increased material costs as a percentage of Graphics Segment net sales, and under utilized manufacturing capacity.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.1 million of decreased indirect wage, compensation and benefits costs; $0.1 million decreased supplies and repairs and maintenance; and $0.1 million decreased depreciation and utilities).

Selling and administrative expenses of $3,113,000 in the first quarter of fiscal year 2010 increased $0.3 million, and increased to 14.0% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) from 13.0% in the same period last year.  Changes of expense between years include increased bad debt expense ($0.1 million), increased customer relations expense ($0.1 million), and increased warranty expense ($0.1 million).

The Graphics Segment first quarter fiscal 2010 operating income of $1,541,000 compares to $1,163,000 in the same period last year.  The $0.4 million increase in operating income was the result of increased net sales and increased gross profit, offset by increased selling and administrative expenses.

Technology Segment
   (In thousands)
	Three Months Ended September 30
	2009	2008
Net Sales	$1,061	$2,818

Operating Income	$423	$625

Technology Segment net sales of $1,061,000 in the first quarter of fiscal 2010 decreased 62.4% from first quarter fiscal 2009 net sales of $2,818,000.  The $1.8 million decrease in Technology Segment net sales is primarily the net result of decreased sales of solid-state LED video screens to the entertainment market ($2.0 million) partially offset by increased sales of specialty LED lighting ($0.2 million).

Gross profit of $712,000 in the first quarter of fiscal 2010 decreased $0.5 million or 39% from the same period last year, and increased from 18.7% to 21.2% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is due to decreased Technology net sales, partially offset by increased margins on the net sales.

Selling and administrative expenses of $289,000 in the first quarter of fiscal year 2010 decreased $0.2 million, and remained at 8.6% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  Selling and administrative expenses were down in line with reduced net sales.

The Technology Segment first quarter fiscal 2010 operating income of $423,000 compares to operating income of $625,000 last year.  The decrease in operating income of $0.2 million was the net result of decreased net sales and gross profit, partially offset by decreased selling and administrative expenses.

Electronic Components Segment
   (In thousands)
	Three Months Ended September 30
	2009	2008
Net Sales	$3,238	$--

Operating Income	$56	$--

Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009.  Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009.  Operating income in the first quarter fiscal 2010 was reduced by $523,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The final such inventory adjustment of $155,000 is expected to unfavorably impact the second quarter of fiscal 2010 as the remaining specific inventory items are sold.

All Other Category
   (In thousands)
	Three Months Ended September 30
	2009	2008
Net Sales	$1,639	$2,248

Operating (Loss)	$(3,003)	$(2,035)

All Other Category net sales of $1,639,000 in the first quarter of fiscal 2010 decreased 27.1% from first quarter fiscal 2009 net sales of $2,248,000.  The $0.6 million decrease in the All Other Category net sales is primarily the result of decreased sales to a quick service restaurant menu board customer ($0.1 million), decreased sales of electrical wire harnesses ($0.3 million) and changes in volume or completion of other customer programs.

Gross profit of $261,000 in the first quarter of fiscal 2010 decreased $0.4 million or 61% from last year, and decreased from 16.1% to 11.5% as a percentage of the All Other Category net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is primarily due to decreased net sales and margins.

Selling and administrative expenses of $3,179,000, which includes Corporate administration expenses, in the first quarter of fiscal year 2010 increased $0.5 million.  Changes of expense between years include acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million increased expense), increased employee compensation and benefits expense ($0.1 million), decreased legal fees primarily as a result of settlement of menu board patent litigation ($0.1 million), and decreased depreciation expense ($0.1 million).

The All Other Category first quarter fiscal 2010 operating loss of $(3,003,000) compares to an operating loss of $(2,035,000) in the same period last year.  This increased loss of $1.0 million was the result of decreased net sales and decreased gross profit, and increased selling and administrative expenses.

Consolidated Results

The Company reported net interest expense of $34,000 in the first quarter of fiscal 2009 as compared to net interest expense of $5,000 last year.  The Company borrowed on its Canadian line of credit occasionally in the first quarter of fiscal 2009 and its only borrowings in fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology.  Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $826,000 income tax expense (consolidated effective tax rate of 33.5%) in the first quarter of fiscal 2010 reflects an effective tax rate of 39.4% for the Company’s U.S. operations combined with a 30.4% effective tax rate for the Company’s Canadian operation, less a $0.1 million reduction of the valuation reserve for the Company’s Canadian net operating loss tax benefit and Canadian tax credits.  Income tax expense in the first quarter of fiscal 2009 was $1,524,000 (consolidated effective tax rate of 36.2%) which reflects partial utilization of the net operating loss carryover in Canada and deferred tax expense of $90,000.

The Company reported a net income of $1,637,000 in the first quarter of fiscal 2010 as compared to net income of $2,687,000 last year.  The decreased net income is primarily the result of decreased operating income and increased net interest expense, partially offset by decreased income tax expense.  Diluted earnings per share were $0.07 in the first quarter of fiscal 2009 as compared to $0.12 last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 23,688,000 shares as compared to 21,805,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.

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

At September 30, 2009, the Company had working capital of $74.7 million, compared to $72.5 million at June 30, 2009.  The ratio of current assets to current liabilities was 4.38 to 1 as compared to a ratio of 4.70 to 1 at June 30, 2009.  The $2.2 million increase in working capital from June 30, 2009 to September 30, 2009, which was influenced by the acquisition of AdL Technology, was primarily related to increased net accounts receivable ($6.2 million), and increased inventory ($4.6 million), partially offset by decreased cash and cash equivalents ($4.7 million), increased accounts payable ($2.5 million), and decreased other current assets ($1.2 million).  The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $0.6 million of cash from operating activities in the first quarter of fiscal 2010 as compared to a use of $3.2 million in the same period last year.  This $3.8 million increase in net cash flows from operating activities is primarily the net result of less net income ($1.1 million unfavorable), less of an increase in accounts receivable (favorable change of $4.1 million), an increase rather than a decrease in inventories (unfavorable change of $4.0 million), less of a reduction in customer prepayments (favorable change of $0.9 million), an increase rather than a decrease in accounts payable and other (favorable change of $3.9 million), a larger increase in the reserve for bad debts (favorable $0.1 million), a larger increase in obsolete inventory reserves (favorable $0.1 million) and no increase in deferred income tax assets rather than an increase (unfavorable $0.1 million).

Net accounts receivable were $35.9 million and $29.7 million at September 30, 2009 and June 30, 2009, respectively.  The increase of $6.2 million in net receivables is primarily due to combined effects of a higher amount of net sales in the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, decreased DSO (Days’ Sales Outstanding), and the addition of LSI ADL Technology ($2.2 million).  The DSO decreased to 47 days at September 30, 2009 from 51 days at June 30, 2009.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at September 30, 2009 increased $4.6 million from June 30, 2009 levels. Based on a strategy of reducing inventory and in response to customer programs and the timing of shipments, inventory increases occurred in the Lighting Segment of approximately $1.3 million (some of this inventory supports certain graphics programs), in the Graphics Segment of approximately $0.5 million, and in the All Other Category of approximately $0.3 million, and the Technology Segment reported a decrease of approximately $0.9 million since June 30, 2009.  Additionally, the Company acquired AdL Technology (reported in the Electronic Components Segment), which increased inventory in the first quarter of fiscal 2010 by $3.4 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $40 million revolving line of credit with its bank group, with all $40 million of the credit line available as of November 2, 2009.  This line of credit consists of a $30 million two year committed credit facility expiring in the third quarter of fiscal 2011 and a $10 million committed credit facility expiring in the third quarter of fiscal 2010.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of November 2, 2009, all $5 million of this line of credit is available.  The Company believes that the $45 million total of available lines of credit plus cash flows from operating activities is adequate for the Company’s fiscal 2010 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $1.8 million of cash related to investing activities in the first quarter of fiscal 2010 as compared to a use of $0.5 million in the same period last year, an unfavorable change of $1.3 million.  One of the changes between years relates to the amount of fixed assets purchased, $1,133,000 in fiscal 2010 as compared to $475,000 last year ($0.6 million unfavorable).  Spending in both periods is primarily for tooling and equipment.  The other change between years relates to the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million unfavorable) .  The Company expects fiscal 2010 capital expenditures to be approximately $3.0 million, exclusive of business acquisitions.

The Company used $3.5 million of cash related to financing activities in the first quarter of fiscal 2010 as compared to a use of $2.1 million in the same period last year.  The $1.4 million unfavorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology ($2.2 million unfavorable), lower cash dividend payments ($2.0 million favorable) and borrowing on the Company’s line of credit in the first quarter of fiscal 2009 with none in fiscal 2010 ($1.3 million unfavorable).  The $2.0 million reduction in dividend payments between years is primarily the result of a lower per share quarterly dividend rate beginning in the second quarter of fiscal 2009.

Contractual Obligations

As a result of the July 2009 acquisition of AdL Technology, the Company has a material increase in its contractual obligations as of September 30, 2009 as compared to June 30, 2009 as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,152	$30	$1,122	$--	$--
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	5,623	1,590	2,856	1,175	2
Purchase Obligations	16,415	16,065	271	79	--
Other Long-Term Liabilities	--	--	--	--	--
Total as of September 30, 2009	$23,190	$17,685	$4,249	$1,254	$2

Total as of June 30, 2009	$22,404	$18,214	$4,019	$169	$2

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

On October 21, 2009 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable November 10, 2009 to shareholders of record on November 3, 2009.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established an indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2010 consistent with the above dividend policy.

Carefully selected acquisitions have long been an important part of the Company’s strategic growth plans.  In July 2009, the Company made an acquisition that will vertically integrate the supply chain for certain components of the Company’s various solid-state LED products.  The new company is operating under the name LSI ADL Technology Inc., and designs, engineers, and manufactures custom designed circuit boards, assemblies, and sub-assemblies used in various applications including the control of solid-state LED lighting.  With the acquisition of AdL Technology, we made a decision to further establish and advance our leadership position in LED lighting by vertically integrating our capabilities in connection with designing, engineering, and producing the solid-state electronics that control and power LEDs.  LSI ADL will allow us to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components.  LSI ADL’s capabilities will also have applications in our other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.

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

Revenue Recognition

Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured.  Revenue is typically recognized at time of shipment.  In certain arrangements with customers, as is the case with the sale of some of our solid-state LED video screens, revenue is recognized upon customer acceptance of the video screen at the job site.  Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements, and ASC Subtopic 985-605, Software:  Revenue Recognition.  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other.  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  Also see Note 7.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant in connection with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.  Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.

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

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This Standard Update clarifies when revenue can be recognized when tangible products contain both software and non-software components in a multiple deliverable arrangement. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011.  The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this ASU is adopted.

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13 “Multiple Deliverable Revenue Arrangements.” This Standard Update enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this ASU is adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2009.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 15 of the Annual Report on Form
10-K for the fiscal year ended June 30, 2009.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2009 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2009, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

           There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/09 to 7/31/09	732	$6.41	732	(1)
8/1/09 to 8/31/09	11,544	$6.53	11,544	(1)
9/1/09 to 9/30/09	369	$6.73	369	(1)
Total	12,645	$6.53	12,645	(1)

(1)           All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At September 30, 2009, the Plan held 234,499 shares of the Company.

ITEM 6.  EXHIBITS

a)           Exhibits

10.1
Amendment to Credit Agreement dated November 4, 2009 among the Registrant, PNC Bank, National Association, in its capacity as syndication agent and administrative agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank.

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

November 6, 2009