Form 10-Q
period 2009-12-31
LSI INDUSTRIES INC
filed 2010-02-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.

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

As of February 1, 2010 there were 24,044,058 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

INDEX

 “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used.  Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made.  Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties.  These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments and the other risk factors that are identified herein.  In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference.  The Company has no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net sales	$69,374	$60,787	$137,050	$136,625

Cost of products and services sold	53,074	47,530	104,153	105,189

Gross profit	16,300	13,257	32,897	31,436

Selling and administrative expenses	13,367	14,014	27,467	27,977

Goodwill impairment	--	13,250	--	13,250

Operating income (loss)	2,933	(14,007)	5,430	(9,791)

Interest (income)	(4)	(45)	(7)	(83)

Interest expense	36	44	73	87

Income (loss) before income taxes	2,901	(14,006)	5,364	(9,795)

Income tax expense (benefit)	1,309	(629)	2,135	895

Net income (loss)	$1,592	$(13,377)	$3,229	$(10,690)

Earnings (loss) per common share (see Note 5)
Basic	$0.07	$(0.61)	$0.13	$(0.49)
Diluted	$0.07	$(0.61)	$0.13	$(0.49)

Weighted average common shares outstanding

Basic	24,275	21,799	23,979	21,798
Diluted	24,284	21,799	23,986	21,798

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	December 31, 2009	June 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$14,347	$13,986
Accounts and notes receivable, net	31,657	29,681
Inventories	41,831	40,196
Refundable income taxes	1,695	3,619
Other current assets	3,952	4,635
Total current assets	93,482	92,117

Property, Plant and Equipment, net	44,716	42,043

Goodwill	10,766	1,558

Other Intangible Assets, net	16,551	12,981

Other Assets	2,173	4,419

TOTAL ASSETS	$167,688	$153,118

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion, long-term debt	$31	$--
Accounts payable	8,291	9,249
Accrued expenses	8,745	10,368
Total current liabilities	17,067	19,617

Long-Term Debt	1,116	--
Other Long-Term Liabilities	3,040	3,028
Commitments and contingencies (Note 12)	--	--

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,039,541 and 21,579,741 shares, respectively	98,000	82,833
Retained earnings	48,465	47,640
Total shareholders’ equity	146,465	130,473

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$167,688	$153,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$3,229	$(10,690)
Non-cash items included in net income (loss)
Depreciation and amortization	3,928	3,976
Goodwill impairment	--	13,250
Deferred income taxes	(207)	(527)
Deferred compensation plan	57	76
Stock option expense	724	645
Issuance of common shares as compensation	20	20
Loss on disposition of fixed assets	28	1
Allowance for doubtful accounts	(83)	234
Inventory obsolescence reserve	378	220

Changes in certain assets and liabilities, net of acquisition
Accounts receivable	(213)	3,402
Inventories	1,664	6,371
Accounts payable and other	(203)	(9,443)
Customer prepayments	(1,303)	(937)
Net cash flows from operating activities	8,019	6,598

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,280)	(888)
Proceeds from sale of fixed assets	5	--
Acquisition of business, net of cash received	(675)	--
Net cash flows (used in) investing activities	(2,950)	(888)

Cash Flows from Financing Activities
Payment of long-term debt	(2,222)	(1,282)
Proceeds from issuance of long-term debt	--	1,282
Cash dividends paid	(2,404)	(4,314)
Purchase of treasury shares	(93)	(161)
Issuance of treasury shares	11	--
Net cash flows (used in) financing activities	(4,708)	(4,475)

Increase in cash and cash equivalents	361	1,235

Cash and cash equivalents at beginning of year	13,986	6,992

Cash and cash equivalents at end of period	$14,347	$8,227

Supplemental Cash Flow Information
Interest paid	$69	$56
Income taxes paid	$421	$346
Issuance of common shares as compensation	$20	$20
Issuance of common shares for acquisition	$14,448	$--

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2009, the results of its operations for the three and six month periods ended December 31, 2009 and 2008, and its cash flows for the six month periods ended December 31, 2009 and 2008. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2009 annual report.  Financial information as of June 30, 2009 has been derived from the Company’s audited consolidated financial statements.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries, all of which are wholly owned.  All intercompany transactions and balances have been eliminated in consolidation.

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

(In thousands)	December 31, 2009	June 30, 2009
Accounts and notes receivable	$32,115	$30,213
less Allowance for doubtful accounts	(458)	(532)
Accounts and notes receivable, net	$31,657	$29,681

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  At December 31, 2009 and June 30, 2009, there were no bank balances in excess of FDIC insurance limits.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31, 2009	June 30, 2009
Property, plant and equipment, at cost	$108,523	$103,280
less Accumulated depreciation	(63,807)	(61,237)
Property, plant and equipment, net	$44,716	$42,043

The Company recorded $1,338,000 and $1,466,000 of depreciation expense in the second quarter of fiscal 2010 and 2009, respectively, and $2,668,000 and $2,937,000 of depreciation expense in the first half of fiscal 2010 and 2009, respectively.

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

Product Warranties:

The Company offers a limited warranty that its products are free of defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective product returned within one to five years from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Six Months Ended December 31, 2009	Twelve Months Ended June 30, 2009
Balance at beginning of the period	$223	$257
Additions charged to expense	650	557
Addition from acquisition	5	--
Deductions for repairs and replacements	(530)	(591)
Balance at end of the period	$348	$223

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs incurred related to both product and software development totaled $1,271,000 and $1,035,000 for the three month periods ended December 31, 2009 and 2008, respectively, and $2,453,000 and $2,066,000 for the six month periods ended December 31, 2009 and 2008, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 243,000 shares and 228,000 shares for the three months ended December 31, 2009 and 2008, respectively, and 239,000 shares and 223,000 shares for the six months ended December 31, 2009 and 2008, respectively.  See also Note 5.

Stock Options:

There were no disqualifying dispositions of shares from stock option exercises in the first six months of fiscal 2010 or 2009.  See further discussion regarding stock options in Note 11.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

Subsequent Events:

For the quarter ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through February 4, 2010, the date of financial statement issuance.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3:  MAJOR CUSTOMER CONCENTRATIONS

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $18,054,000 or 26%, and $25,801,000 or 19% of consolidated net sales in the three and six months ended December 31, 2009, respectively.  The Company had a balance of accounts receivable from 7-Eleven, Inc. as of December 31, 2009 of approximately $4,699,000 or 15% of net accounts and notes receivable.  There were no concentrations of net sales or accounts receivable at or for the three or six months ended December 31, 2008.

NOTE 4:  BUSINESS SEGMENT INFORMATION

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has thirteen operating segments, it has only four reportable operating business segments (Lighting, Graphics, Technology, and Electronic Components) and an All Other Category.

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

Summarized financial information for the Company’s reportable business segments for the three and six month periods ended December 31, 2009 and 2008, and as of December 31, 2009 and June 30, 2009 is as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net sales:
Lighting Segment	$43,688	$43,291	$83,329	$92,927
Graphics Segment	19,324	13,891	41,421	35,027
Technology Segment	235	1,172	1,296	3,990
Electronic Components Segment	4,409	--	7,647	--
All Other Category	1,718	2,433	3,357	4,681
	$69,374	$60,787	$137,050	$136,625

Operating income (loss):
Lighting Segment	$3,239	$(9,945)	$6,719	$(5,482)
Graphics Segment	1,984	507	3,525	1,670
Technology Segment	(312)	(253)	111	372
Electronic Components Segment	749	--	805	--
All Other Category	(2,727)	(4,316)	(5,730)	(6,351)
	$2,933	$(14,007)	$5,430	$(9,791)

Capital expenditures:
Lighting Segment	$834	$381	$1,105	$733
Graphics Segment	192	15	356	96
Technology Segment	1	2	10	18
Electronic Components Segment	97	--	484	--
All Other Category	23	15	325	41
	$1,147	$413	$2,280	$888

Depreciation and amortization:
Lighting Segment	$796	$880	$1,605	$1,762
Graphics Segment	263	329	527	667
Technology Segment	79	111	180	221
Electronic Components Segment	220	--	383	--
All Other Category	624	666	1,233	1,326
	$1,982	$1,986	$3,928	$3,976

	December 31, 2009	June 30, 2009
Identifiable assets:
Lighting Segment	$69,271	$72,222
Graphics Segment	31,005	32,280
Technology Segment	12,235	12,317
Electronic Components Segment	23,395	--
All Other Category	31,782	36,299
	$167,688	$153,118

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Lighting Segment intersegment net sales	$164	$610	$5,099	$4,039

Graphics Segment intersegment net sales	$329	$392	$532	$748

Technology Segment intersegment net sales	$1,008	$310	$3,307	$3,716

Electronic Components Segment intersegment net sales	$1,668	$--	$2,703	$--

All Other Category intersegment net sales	$859	$1,077	$1,499	$2,952

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net sales (a):
United States	$69,139	$59,615	$135,754	$132,635
Canada	235	1,172	1,296	3,990
	$69,374	$60,787	$137,050	$136,625

	December 31, 2009	June 30, 2009
Long-lived assets (b):
United States	$46,458	$45,898
Canada	431	564
	$46,889	$46,462

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5:  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute earnings per common share and the effect of dilutive potential common shares on net income and weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,592	$(13,377)	$3,229	$(10,690)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,041	21,571	23,747	21,575
Weighted average shares outstanding in the Deferred Compensation Plan during the period	234	228	232	223
Weighted average shares outstanding	24,275	21,799	23,979	21,798

Basic earnings (loss) per share	$0.07	$(0.61)	$0.13	$(0.49)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,592	$(13,377)	$3,229	$(10,690)

Weighted average shares outstanding - Basic	24,275	21,799	23,979	21,798
Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	9	--	7	--

Weighted average shares outstanding (c)	24,284	21,799	23,986	21,798

Diluted earnings (loss) per share	$0.07	$(0.61)	$0.13	$(0.49)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation – General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 2,128,264 common shares and 1,513,335 common shares during the three month periods ending December 31, 2009 and 2008, respectively, and options to purchase 1,964,656 common shares and 1,422,031 common shares during the six month periods ending December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6:	BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	December 31, 2009	June 30, 2009
Inventories
Raw materials	$20,112	$20,498
Work-in-process	7,165	7,097
Finished goods	14,554	12,601
	$41,831	$40,196

Accrued Expenses
Compensation and benefits	$5,108	$5,788
Customer prepayments	513	1,816
Accrued commissions	847	919
Other accrued expenses	2,277	1,845
	$8,745	$10,368
\
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

Due to economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price since the previous goodwill impairment test, management believed that an additional goodwill impairment test was required as of June 30, 2009.  The impairment test performed as of June 30, 2009 was actually the Company’s annual goodwill impairment test that was to be performed as of July 1, 2009; however, because the conditions that resulted in goodwill impairment were present as of June 30, 2009, the estimated partial impairment charge of $260,000 was recorded in one reporting unit in the All Other Category as of that date.  The impairment charge was due to a decline in the estimated forecasted discounted cash flows since the previous goodwill impairment test was performed.  The impairment test was completed in the first quarter of fiscal 2010 at which time it was determined that no further adjustment to the estimate, recorded at June 30, 2009, was needed.

Due to economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price since the previous goodwill impairment test, management believed that an additional goodwill impairment test was required as of December 31, 2008.  Based upon the Company’s analysis, it was determined that the goodwill associated with three of the five remaining reporting units that contain goodwill was either fully or partially impaired. The total amount of the goodwill impairment was $13,250,000, of which $11,185,000 was impaired in the Lighting Segment, $716,000 was impaired in the Graphics Segment and $1,349,000 was impaired in the All Other Category.  The impairment charge was due to a combination of a decline in the market capitalization of the Company at December 31, 2008 and a decline in the estimated forecasted discounted cash flows since the annual goodwill impairment test was performed.  The impairment charge was recorded in the second quarter of fiscal 2009.

A similar analysis was performed in fiscal 2009 as of July 1, 2008 for the annual impairment test and there was no impairment of goodwill.

The following tables present information about the Company's goodwill and other intangible assets on the dates or for the periods indicated.

(In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total
Balance as of June 30, 2008	$11,320	$974	$--	$3,731	$16,025

Impairment	(11,185)	(716)	--	(2,566)	(14,467)

Balance as of June 30, 2009	135	258	--	1,165	1,558

Acquisition	--	--	9,208	--	9,208

Balance as of December 31, 2009	$135	$258	$9,208	$1,165	$10,766

The acquisition of LSI ADL Technology resulted in the following amortizable intangible assets being recorded on the Company’s balance sheet as of the July 22, 2009 acquisition date:  customer relationships $2,880,000; Technology $780,000; trade name $460,000 and non-compete agreements $710,000.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,553	$5,799
Patents	110	62	48
LED Technology firmware, software	11,228	5,259	5,969
Trade name	460	40	420
Non-compete agreements	890	134	756
	23,040	10,048	12,992

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	--	3,559
	3,559	--	3,559

Total Intangible Assets	$26,599	$10,048	$16,551

	June 30, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$7,472	$4,173	$3,299
Patents	110	59	51
LED Technology firmware, software	10,448	4,478	5,970
Trade name	--	--	--
Non-compete agreements	630	528	102
	18,660	9,238	9,422

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	--	3,559
	3,559	--	3,559

Total Intangible Assets	$22,219	$9,238	$12,981

	Amortization Expense of Other Intangible Assets
	December 31, 2009	December 31, 2008
Three Months Ended	$644	$520

Six Months Ended	$1,260	$1,039

The Company expects to record amortization expense through fiscal 2015 as follows:  2010 -- $2,559,000; 2011 through 2012 -- $2,590,000 per year; 2013 -- $2,327,000; 2014 -- $621,000; and 2015 -- $537,000.

NOTE 8:  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $40 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of December 31, 2009.  A portion of this credit facility is a $10 million committed line of credit that expires in the third quarter of fiscal 2010.  The remainder of the credit facility is a $30 million two year committed line of credit that expires in the third quarter of fiscal 2011.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, an increment over the Federal Funds Rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  For the $30 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 50 and 75 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The increment over the Federal Funds borrowing rate, as periodically determined, fluctuates between 150 and 200 basis points, and the commitment fee on the unused balance of the $30 million committed line of credit fluctuates between 15 and 25 basis points based upon the same leverage ratio.  For the $10 million line of credit, the increment over the LIBOR borrowing rate, as periodically determined, is 250 basis points, and the fee on the unused balance of the $10 million committed line of credit is 15 basis points.  Under terms of these agreements, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2010.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 250 basis point increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of December 31, 2009.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full.  The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

(In thousands)	December 31, 2009
Total mortgage balance	$1,147
Less current maturities	(31)
Long-term debt	$1,116

NOTE 9:  RESERVE FOR UNCERTAIN TAX LIABILITIES

For the three and six month periods ended December 31, 2009, the Company recognized $22,000 and $44,000 of tax expense, respectively, related to the increase in reserves for uncertain tax positions.  For the three and six month periods ended December 31, 2008, the Company recognized $6,000 and $31,000 of tax expense, respectively, related to the increase in reserves for uncertain tax positions. As of December 31, 2009, the reserve for uncertain income tax liabilities is $2,779,000, net of potential federal tax benefits.  The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Income Statements.  The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.

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

The Company paid cash dividends of $2,404,000 and $4,314,000 in the six month periods ended December 31, 2009 and 2008, respectively.  In January, 2010, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on February 9, 2010 to shareholders of record as of February 2, 2010.

NOTE 11:	EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, any award shall be fully vested.  With the increase approved by shareholders in November 2009, the number of shares reserved for issuance is 2,800,000, of which 807,455 shares were available for future grant or award as of December 31, 2009.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2009, a total of 2,170,836 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,048,361 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2009 that will be recorded as expense in future periods is $2,984,300.  The weighted average time over which this expense will be recorded is approximately 21 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Dividend yield	3.28%	5.16%	3.28%	5.16%
Expected volatility	51%	41%	51%	41%
Risk-free interest rate	2.61%	2.16%	2.40%	3.1%
Expected life	4.3 yrs.	4.3 yrs.	4.3 yrs.	4.3 yrs.

At December 31, 2009, the 641,500 options granted in the first six months of fiscal 2010 to both employees and non-employee directors had exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87 per option, and remaining contractual lives of between nine years and eleven months and ten years.

At December 31, 2008, the 339,300 options granted in the first six months of fiscal 2009 to both employees and non-employee directors had exercise prices ranging from $4.60 to $8.98, fair values ranging from $1.12 to $2.21 per option, and remaining contractual lives of between four years and eleven months and nine years and eleven months.

The Company calculates stock option expense using the Black-Scholes method, and records the expense on a straight line basis with an estimated 6.6% forfeiture rate.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $378,000 and $295,700 of expense related to stock options in the three months ended December 31, 2009 and 2008, respectively, and $723,600 and $645,100 in the six month periods ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company expects that approximately 1,030,200 outstanding stock options having a weighted average exercise price of $10.54, intrinsic value of $145,200 and weighted average remaining contractual terms of 8.8 years will vest in the future.

Information related to all stock options for the periods ended December 31, 2009 and 2008 is shown in the table below:

	Six Months Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	641,500	$8.26
Forfeitures	(7,876)	$12.80
Exercised	--	n/a

Outstanding at 12/31/09	2,170,836	$11.65	7.0 years	$181,320

Exercisable at 12/31/09	1,048,361	$12.99	5.1 years	$20,123

	Six Months Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$--

Granted	339,300	$8.89
Forfeitures	(19,082)	$13.12
Exercised	--	n/a

Outstanding at 12/31/08	1,517,700	$13.21	6.8 years	$14,380

Exercisable at 12/31/08	814,700	$12.52	5.2 years	$--

No options were exercised in the six month periods ended December 31, 2009 and December 31, 2008.

Information related to unvested stock options for the six months ended December 31, 2009 is shown in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding unvested stock options at 6/30/09	707,125	$13.72	8.3 years	$31,245

Vested	(224,650)	$14.69
Forfeitures	(1,500)	$14.01
Granted	641,500	$8.26

Outstanding unvested stock options at 12/31/09	1,122,475	$10.40	8.9 years	$161,198

Stock Compensation Awards

The Company awarded a total of 3,228 and 2,552 common shares, respectively, in the six months ended December 31, 2009 and 2008, with the number of shares issued in each six month period valued at their approximate $20,000 fair market values on the dates of issuance pursuant to the compensation program for non-employee Directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company’s Non-qualified Deferred Compensation Plan provides for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of December 31, 2009 there were 33 participants, all with fully vested account balances.  A total of 235,936 common shares with a cost of $2,537,900, and 222,832 common shares with a cost of $2,455,900 were held in the Plan as of December 31, 2009 and June 30, 2009, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this Plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2010, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 16,000 to 18,000 common shares of the Company.  During the six months ended December 31, 2009 and 2008, the Company used approximately $93,400 and $160,700, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

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

On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen – collectively, “AdL” or “AdL Technology”), which were privately owned and based in Columbus, Ohio.  This new 100% owned subsidiary operates under the name of LSI ADL Technology Inc.  Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875.  This purchase price exceeds the fair value of the net assets being acquired, and therefore goodwill in the amount of $9,208,000 was recorded with this acquisition.  Additionally,

LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses.  The goodwill associated with this acquisition consists largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products.  None of the goodwill will be deductible by the Company for tax purposes.  There were no contingent liabilities or assets associated with the purchase of AdL.  There were $513,000 of acquisition transaction costs included in the financial results for the six month period ending December 31, 2009 in selling and administrative expenses and $610,000 of expense in cost of products sold related to the roll out of the fair value inventory adjustment that was recorded at acquisition.  The operations of LSI ADL Technology are included in the Company’s operating results beginning July 23, 2009.  The results of LSI ADL Technology are reported in a separate reportable business segment named the Electronic Components Segment.

The recognized amounts of identifiable assets acquired and liabilities assumed with the acquisition of AdL Technology were as follows:

(In thousands)
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

NOTE 14:	SUBSEQUENT EVENT - CLOSURE OF THE LSI MARCOLE FACILITY

On January 20, 2010, the Board of Directors approved a plan to close the LSI Marcole facility in Manchester, Tennessee.  This facility manufactures wire harnesses used in the manufacture of LSI’s light fixtures and also sells wire harness to select outside customers.  The Company expects to cease production at the facility by April 2, 2010.  Subsequent to the closing of the LSI Marcole facility, the Company will purchase wire harnesses from unrelated wire harness suppliers.  The Company plans to sell specific assets of LSI Marcole.  A value has not been placed on the assets that will be held for sale so the fair market value of those assets is not known at this time.  The Company decided to close this facility primarily due to low cost competition of wire harnesses produced outside the United States.  The operating results of LSI Marcole are reported under the All Other Category.

The assets and liabilities of LSI Marcole are comprised of the following at December 31, 2009 and June 30, 2009:
(In thousands)	December 31, 2009	June 30, 2009
Accounts Receivable, net	$349	$316
Inventory	1,520	1,491
Other Current Assets	143	160
Property, Plant and Equipment, net	978	1,024
Other Assets	1	2
Total Assets	$2,991	$2,993

Accounts Payable	$172	$133
Accrued Expenses	(5)	60
Total Liabilities	$167	$193

The net sales and operating (loss) of LSI Marcole for the periods indicated were as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net Sales	$942	$1,284	$1,798	$2,452

Operating (Loss)	$(166)	$(149)	$(218)	$(161)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Lighting Segment	$43,688	$43,291	$83,329	$92,927
Graphics Segment	19,324	13,891	41,421	35,027
Technology Segment	235	1,172	1,296	3,990
Electronic Components Segment	4,409	--	7,647	--
All Other Category	1,718	2,433	3,357	4,681
	$69,374	$60,787	$137,050	$136,625

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Lighting Segment	$3,239	$(9,945)	$6,719	$(5,482)
Graphics Segment	1,984	507	3,525	1,670
Technology Segment	(312)	(253)	111	372
Electronic Components Segment	749	--	805	--
All Other Category	(2,727)	(4,316)	(5,730)	(6,351)
	$2,933	$(14,007)	$5,430	$(9,791)

Summary Comments

Second quarter fiscal 2010 net sales of $69,374,000 and operating income of $2,933,000, as compared to the second quarter of fiscal 2009, were favorably influenced by increased net sales and operating income of the Graphics Segment (up 39.1% and 291.3%, respectively), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology, which added $4.4 million and $0.7 million of net sales and operating income, respectively).  Net sales were unfavorably influenced by decreased Technology Segment and All Other Category net sales (down 79.9% and 29.4%, respectively, totaling $1.7 million unfavorable).  Additional favorable influence on operating income were significant improvements in the Lighting Segment and All Other Category ($13.2 million and $1.6 million, respectively)  --  see the paragraph below regarding goodwill impairments recorded in fiscal 2009 and the section below on Non-GAAP Financial Measures.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $31,925,000 or 46% of total net sales and $13,484,000 or 22% of total net sales in the second quarter of fiscal 2010 and 2009, respectively.  The $18.4 million or 137% increase is primarily due to a program with one national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($17.0 million increase).  Over 74% of the retail petroleum sites scheduled to be involved in this customer’s program to convert to solid-state LED lighting are completed as of the end of Company’s 2010 second fiscal quarter, about 26% of the retail petroleum sites are expected to be completed in the Company’s third fiscal quarter, and the Company is in discussion with this customer regarding additional non-petroleum retail sites to be converted in calendar year 2010.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

First half fiscal 2010 net sales of $137,050,000 and operating income of $5,430,000, as compared to the first half of fiscal 2009, were favorably influenced by increased net sales and operating income of the Graphics Segment (up 18.3% and 111.1%, respectively), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology, which added $7.6 million and $0.8 million of net sales and operating income, respectively).  Net sales were unfavorably influenced by decreased Lighting Segment, Technology Segment and All Other Category net sales (down 10.3%, 67.5% and 28.3%, respectively, totaling $13.6 million unfavorable).  Additional favorable influences on operating income were significant improvements in the Lighting Segment and All Other Category ($12.2 million and $0.6 million, respectively)  --  see the paragraph below regarding goodwill impairments recorded in fiscal 2009 and the section below on Non-GAAP Financial Measures.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $52,890,000 or 39% of total net sales and $28,683,000 or 21% of total net sales in the first half of fiscal 2010 and 2009, respectively.  The $24.2 million or 84% increase is primarily due to a program with one national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($24 million increase).  Over 74% of the retail petroleum sites scheduled to be involved in this customer’s program to convert to solid-state LED lighting are completed as of the end of Company’s 2010 first half, about 26% of the retail petroleum sites are expected to be completed in the Company’s third fiscal quarter, and the Company is in discussion with this customer regarding additional non-petroleum retail sites to be converted in calendar year 2010.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company recorded significant goodwill impairment expenses in the second quarter and first half of fiscal 2009, totaling $13,250,000 ($11.2 million in the Lighting Segment, $0.7 million in the Graphics Segment and $1.3 million in the All Other Category).  These expenses are included in the $(14,007,000) and $(9,791,000) operating losses reported in the second quarter and first half of fiscal 2009, respectively.  There were no such goodwill impairment expenses in the second quarter or first half of fiscal 2010.

The Company also recorded significant acquisition-related and other professional fees expenses in the first half of fiscal 2010, totaling $1,391,000 ($610,000 of inventory adjustments related to acquisition accounting on the opening balance sheet of LSI ADL Technology; $513,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology; and $268,000 of other professional fees).  These expenses are included in the $5,430,000 operating income reported in the first half of fiscal 2010.  There were no such similar significant expenses in the first half of fiscal 2009.  See also the section below on Non-GAAP Financial Measures.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	FY 2010	FY 2009	% Increase
First Quarter	$17,999	$8,798	105%
Second Quarter	18,533	2,784	566%
	$36,532	$11,582	215%

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

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income for the three and six month periods ended December 31, 2009 and 2008.  Adjusted net income and earnings per share, which excludes goodwill impairment or the impact of the LSI ADL Technology acquisition deal costs and acquisition-related fair value inventory adjustment, are non-GAAP financial measures.  We believe that they are useful as supplemental measures in assessing the operating performance of our business.  This measure is used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income for the periods indicated, excluding the acquisition related costs and the goodwill impairment.

(In thousands, except per share data; unaudited)	Second Quarter
	FY 2010		Diluted EPS	FY 2009	Diluted EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$1,592		$0.07	$(13,377)	$(0.61)

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	34	(1)	--	--	--

Goodwill impairment, inclusive of the income tax effect	--		--	12,637 (2)	0.58

Adjusted net income and earnings per share	$1,626		$0.07	$(740)	$(0.03)

(In thousands, except per share data; unaudited)	First Half
	FY 2010		Diluted EPS	FY 2009		Diluted EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$3,229		$0.13	$(10,690)		$(0.49)

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	668	(3)	0.03	--		--

Goodwill impairment, inclusive of the income tax effect	--		--	12,637	(2)	0.58

Adjusted net income and earnings per share	$3,897		$0.16	$1,947		$0.09

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated, with appropriate consideration given for the permanent non-deductible portion of the goodwill impairments in fiscal 2009.  The income tax effects were as follows (in thousands):

(1)  $  53
(2)  $613
(3)  $458

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Lighting Segment
(In thousands)	Three Months Ended December 31
	2009	2008
Net Sales	$43,688	$43,291
Gross Profit	$10,237	$8,942
Operating Income (Loss)	$3,239	$(9,945)

Lighting Segment net sales of $43,688,000 in the second quarter of fiscal 2010 increased 0.9% from second quarter fiscal 2009 net sales of $43,291,000.  The $0.4 million increase in Lighting Segment net sales is primarily the net result of a $6.9 million or 39% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up significantly, and net sales to the automotive dealership and quick service restaurant markets were down) and national retail accounts, and a $6.5 million or 25.1% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 42% and 17% of Lighting Segment net sales in the second quarter of fiscal years 2010 and 2009, respectively.  Net sales of lighting to this, the Company’s largest niche market, were up 144.6% from last year to $18,158,000, with approximately $9.8 million of the $10.7 million increase related to a program with one national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting.  While the Company expects to continue to make sales to this particular customer, the majority of this re-lighting program has been completed and net sales are not expected to continue at this level in future periods.  The Company is in discussion with this customer regarding additional non-petroleum retail sites to be converted in calendar year 2010.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $14.1 million in the second quarter of fiscal 2010, representing over a 700% increase from last year’s second quarter net sales of solid-state LED light fixtures of $1.7 million.

Gross profit of $10,237,000 in the second quarter of fiscal 2010 increased $1.3 million or 14% from the same period last year, and increased from 20.4% to 23.3% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to increased net sales at improved margins, and reduced freight costs.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $0.4 million increased warranty costs; $0.1 million decreased utilities; and $0.1 million decreased depreciation expense.

Selling and administrative expenses of $6,998,000 in the second quarter of fiscal year 2010 decreased $11.9 million primarily as a result of the $11.2 million goodwill impairment charge recorded in the second quarter of fiscal year 2009 with no similar charge in fiscal 2010.  Additional changes in expense in the second quarter of fiscal 2010 as compared to last year include:  increased employee compensation and benefits expense ($0.2 million); decreased sales commission expense ($0.2 million); increased research and development expense ($0.1 million); decreased customer relations expense ($0.3 million); and decreased warranty expense ($0.3 million).

The Lighting Segment second quarter fiscal 2010 operating income of $3,239,000 compares to an operating loss of $(9,945,000) last year.  This increase of $13.2 million was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses ($0.7 million decrease in spending and the absence of an $11.2 million goodwill impairment charge).

Graphics Segment

(In thousands)	Three Months Ended December 31
	2009	2008
Net Sales	$19,324	$13,891
Gross Profit	$4,488	$3,797
Operating Income	$1,984	$507

Graphics Segment net sales of $19,324,000 in the second quarter of fiscal 2010 increased 39.1% from fiscal 2009 net sales of $13,891,000.  The $5.4 million increase in Graphics Segment net sales is primarily the result of image conversion programs and sales to eight petroleum / convenience store customers ($7.9 million net increase), a national drug store retailer ($0.6 million increase) and a grocery retailer ($2.5 million decrease), and changes in volume or completion of other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 71% and 44% of Graphics Segment net sales in the second quarter of fiscal years 2010 and 2009, respectively.  Net sales of graphics to this, the Company’s largest niche market, were up 127% from last year to $13,767,000, with approximately $7.2 million of the $7.7 million increase related to a program with one national petroleum / convenience store customer who is replacing traditional sign lighting with solid-state LED lighting.  While the Company expects to continue to make sales to this particular customer, the majority of this re-lighting program has been completed and net sales are not expected to continue at this level in future periods.  The Company is in discussion with this customer regarding additional non-petroleum retail sites to be converted in calendar year 2010.   The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $4.2 million in the second quarter of fiscal 2010 as compared to $0.2 million in last year’s second quarter.

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

Gross profit of $4,488,000 in the second quarter of fiscal 2010 increased $0.7 million or 18% from the same period last year, but decreased from 26.5% to 22.8% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to increased Graphics net sales at lower margins and increased material costs as a percentage of Graphics Segment net sales.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.1 million of decreased indirect wage, compensation and benefits costs; $0.2 million increased warranty expense; $0.1 million increased outside services; and $0.1 million decreased depreciation and utilities).

Selling and administrative expenses of $2,504,000 in the second quarter of fiscal year 2010 decreased $0.8 million primarily as a result of the $0.7 million goodwill impairment charge recorded in the second quarter of fiscal year 2009.  Changes of expense between years include increased bad debt expense ($0.1 million), decreased warranty expense ($0.1 million), and decreased travel expense ($0.1 million).

The Graphics Segment second quarter fiscal 2010 operating income of $1,984,000 compares to $507,000 in the same period last year.  The $1.5 million increase in operating income was the result of increased net sales and increased gross profit, the absence of any goodwill impairment charge and decreased other selling and administrative expenses.

Technology Segment

(In thousands)	Three Months Ended December 31
	2009	2008
Net Sales	$235	$1,172
Gross Profit	$(55)	$215
Operating (Loss)	$(312)	$(253)

Technology Segment net sales of $235,000 in the second quarter of fiscal 2010 decreased 79.9% from second quarter fiscal 2009 net sales of $1,172,000.  The $0.9 million decrease in Technology Segment net sales is primarily the net result of decreased sales of solid-state LED video screens to the entertainment market ($0.7 million) and decreased sales of specialty LED lighting ($0.1 million).

Gross profit of $(55,000) in the second quarter of fiscal 2010 decreased $0.3 million from the same period last year, and changed from 14.5% to (4.4)% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  The decrease is related to the drop in sales volume.

Selling and administrative expenses of $257,000 in the second quarter of fiscal year 2010 decreased $0.2 million, and decreased to 20.7% from 31.6% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  Selling and administrative expenses were down in line with reduced net sales, including $0.1 million reduced bad debt expense.

The Technology Segment second quarter fiscal 2010 operating loss of $(312,000) compares to an operating loss of $(253,000) last year.  The decrease in operating income of $0.1 million was the net result of decreased net sales and gross profit, partially offset by decreased selling and administrative expenses.

Electronic Components Segment

(In thousands)	Three Months Ended December 31
	2009	2008
Net Sales	$4,409	$--
Gross Profit	$1,379	$--
Operating Income	$749	$--

Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009.  Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009.  Operating income in the second quarter of fiscal 2010 was reduced by $87,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The final such inventory adjustment of $68,000 is expected to unfavorably impact the third quarter of fiscal 2010 as the remaining specific inventory items are sold.

All Other Category

(In thousands)	Three Months Ended December 31
	2009	2008
Net Sales	$1,718	$2,433
Gross Profit	$258	$315
Operating (Loss)	$(2,727)	$(4,316)

All Other Category net sales of $1,718,000 in the second quarter of fiscal 2010 decreased 29.4% from second quarter fiscal 2009 net sales of $2,433,000.  The $0.7 million decrease in the All Other Category net sales is primarily the result of decreased sales to a quick service restaurant menu board customer ($0.7 million), decreased sales of electrical wire harnesses ($0.3 million) and changes in volume or completion of other customer programs.

Gross profit of $258,000 in the second quarter of fiscal 2010 decreased $0.1 million or 18% from last year, but increased from 9.0% to 10.0% as a percentage of the All Other Category net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is primarily due to decreased net sales and margins.

Selling and administrative expenses of $2,982,000, which includes Corporate administration expenses, in the second quarter of fiscal year 2010 decreased $1.6 million primarily as a result of the $1.3 million goodwill impairment charge recorded in the second quarter of fiscal year 2009.  Changes of expense between years include acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million increased expense), decreased menu board patent settlement expense ($0.2 million), decreased outside services expense ($0.3 million), and increased research and development expense ($0.1 million).

The All Other Category second quarter fiscal 2010 operating loss of $(2,727,000) compares to an operating loss of $(4,316,000) in the same period last year.  This decreased loss of $1.6 million was the result of decreased net sales and decreased gross profit, decreased goodwill impairment expense and decreased other selling and administrative expenses.

Consolidated Results

The Company reported net interest expense of $32,000 in the second quarter of fiscal 2010 as compared to net interest income of $1,000 in the same period last year.  The Company borrowed on its Canadian line of credit occasionally in the second quarter of fiscal 2009 and essentially its only borrowings in the second quarter of fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology.  Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $1,309,000 income tax expense (consolidated effective tax rate of 45.1%) in the second quarter of fiscal 2010 reflects an estimated full year effective tax rate of 40.7% for the Company’s U.S. operations combined with a 30.4% effective tax rate for the Company’s Canadian operation, plus a $0.1 million increase of the valuation reserve for the Company’s Canadian net operating loss tax benefit and Canadian tax credits.  The U.S. effective tax rate has increased as compared to prior years because of the significance of certain permanent book-tax differences relative to the amount of taxable income, as well as an increase in state income taxes.  The income tax benefit in the second quarter of fiscal 2009 was $629,000 even though the Company had a pre-tax loss of $(14,006,000).  This results from the fact that the majority of the goodwill impairment expense of $13.3 million is given unfavorable income tax treatment and is not able to be deducted.  The estimated full year effective tax rate was 29.4% for the Company’s U.S. operations and was 30.9% for the Company’s Canadian operation.

The Company reported a net income of $1,592,000 in the second quarter of fiscal 2010 as compared to a net loss of $(13,377,000) last year.  The increased net income is primarily the result of increased net sales, increased gross profit, goodwill impairment in fiscal 2009 and none in fiscal 2010, decreased operating expenses, partially offset by increased net interest expense and increased income tax expense.  Diluted earnings per share were $0.07 in the second quarter of fiscal 2010 as compared to a loss of $(0.61) in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 24,284,000 shares as compared to 21,799,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

Lighting Segment

(In thousands)	Six Months Ended December 31
	2009	2008
Net Sales	$83,329	$92,927
Gross Profit	$20,823	$21,334
Operating Income (Loss)	$6,719	$(5,482)

Lighting Segment net sales of $83,329,000 in the first half of fiscal 2010 decreased 10.3% from first half fiscal 2009 net sales of $92,927,000.  The $9.6 million decrease in Lighting Segment net sales is primarily the result of a $5.8 million or 16% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up significantly, and net sales to the automotive dealership and quick service restaurant markets were down) and national retail accounts, and a $15.4 million or 27.3% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 36% and 17% of Lighting Segment net sales in the first half of fiscal years 2010 and 2009, respectively.  Net sales of lighting to this, the Company’s largest niche market, were up 87.9% from the same period last year to $29,673,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $21.4 million in the first half of fiscal 2010, representing over a 750% increase from last year’s first half net sales of solid-state LED light fixtures of $2.5 million.

Gross profit of $20,823,000 in the first half of fiscal 2010 decreased $0.5 million or 2% from the same period last year, and increased from 22.0% to 23.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is due to decreased Lighting net sales, partially offset by improved margins.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; increased indirect wage, compensation and benefits costs ($0.4 million increase); increased warranty costs ($0.4 million); $0.2 million decreased utilities; $0.2 million decreased outside services; $0.1 million decreased depreciation expense and $0.1 million decreased supplies.

Selling and administrative expenses of $14,104,000 in the first half of fiscal year 2010 decreased $12.7 million primarily as a result of the $11.2 million goodwill impairment charge recorded in the second quarter of fiscal year 2009 with no similar charge in fiscal 2010.  Additional changes in expense in the first half of fiscal 2010 as compared to last year include:  increased employee compensation and benefits expense ($0.3 million), decreased sales commission expense ($1.0 million), increased research and development expense ($0.3 million), decreased customer relations expense ($0.5 million) and decreased warranty expense ($0.3 million).

The Lighting Segment first half fiscal 2010 operating income of $6,719,000 compares to an operating loss of $(5,482,000) in the same period last year.  This increase of $12.2 million was the net result of decreased net sales and decreased gross profit, offset by decreased selling and administrative expenses ($1.5 million decrease in spending and the absence of an $11.2 million goodwill impairment charge).

Graphics Segment

(In thousands)	Six Months Ended December 31
	2009	2008
Net Sales	$41,421	$35,027
Gross Profit	$9,142	$7,748
Operating Income	$3,525	$1,670

Graphics Segment net sales of $41,421,000 in the first half of fiscal 2010 increased 18.3% from fiscal 2009 net sales of $35,027,000.  The $6.4 million increase in Graphics Segment net sales is primarily the result of image conversion programs and sales to eight petroleum / convenience store customers ($11.2 million net increase), a national drug store retailer ($0.9 million increase), net sales of solid-state LED video screens to the sports market ($1.6 million increase), and a grocery retailer ($5.5 million decrease), and changes in volume or completion of other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 56% and 37% of Graphics Segment net sales in the first half of fiscal years 2010 and 2009, respectively.  Net sales of graphics to this, the Company’s largest niche market, increased $10.3 million or 80% from the same period last year to $23,217,000, with one program with a national petroleum / convenience store customer who is replacing traditional sign lighting with solid-state LED lighting increasing approximately $10.4 million.  While the Company expects to continue to make sales to this particular customer, the majority of this re-lighting program has been completed and net sales are not expected to continue at this level in future periods.  The Company is in discussion with this customer regarding additional non-petroleum retail sites to be converted in calendar year 2010.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $13.9 million in the first half of fiscal 2010 as compared to $5.1 million in last year’s first half.

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

Gross profit of $9,142,000 in the first half of fiscal 2010 increased $1.4 million or 18% from last year, and increased from 21.6% to 21.8% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due primarily to increased Graphics net sales.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.2 million of decreased indirect wage, compensation and benefits costs; $0.2 million increased warranty expense; $0.2 million decreased depreciation and utilities; and $0.1 million decreased supplies expense).

Selling and administrative expenses of $5,617,000 in the first half of fiscal year 2010 decreased $0.5 million primarily as a result of the $0.7 million goodwill impairment charge recorded in the second quarter of fiscal year 2009 with no similar charge in fiscal 2010.  Changes of expense between years include increased bad debt expense ($0.2 million), increased customer relations expense ($0.1 million), and decreased travel expense ($0.1 million).

The Graphics Segment first half fiscal 2010 operating income of $3,525,000 compares to $1,670,000 in the same period last year.  The increase of $1.9 million in operating income was the net result of increased net sales and increased gross profit, the absence of any goodwill impairment charge and increased other selling and administrative expenses ($0.3 million increase in spending and the absence of a $0.7 million goodwill impairment charge).

Technology Segment

(In thousands)	Six Months Ended December 31
	2009	2008
Net Sales	$1,296	$3,990
Gross Profit	$657	$1,377
Operating Income	$111	$372

Technology Segment net sales of $1,296,000 in the first half of fiscal 2010 decreased 67.5% from first half fiscal 2009 net sales of $3,990,000.  The $2.7 million decrease in Technology Segment net sales is primarily the result of decreased sales of solid-state LED video screens to the entertainment market ($2.7 million).

Gross profit of $657,000 in the first half of fiscal 2010 decreased $0.7 million from the same period last year, and changed from 17.9% to 14.3% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  The decrease is related to the drop in sales volume.

Selling and administrative expenses of $546,000 in the first half of fiscal year 2010 decreased $0.5 million, and decreased to 11.9% from 13.0% as a percentage of Technology Segment net sales (customer plus inter-segment net sales).  Selling and administrative expenses were down in line with reduced net sales, including $0.1 million reduced bad debt expense.

The Technology Segment first half fiscal 2010 operating income of $111,000 compares to $372,000 in the same period last year.  The decrease in operating income of $0.3 million was the net result of decreased net sales and gross profit, partially offset by decreased selling and administrative expenses.

Electronic Components Segment

(In thousands)	Six Months Ended December 31
	2009	2008
Net Sales	$7,647	$--
Gross Profit	$1,848	$--
Operating Income	$805	$--

Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009.  Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009.  Operating income in the first half of fiscal 2010 was reduced by $610,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The final such inventory adjustment of $68,000 is expected to unfavorably impact the third quarter of fiscal 2010 as the remaining specific inventory items are sold.

All Other Category

(In thousands)	Six Months Ended December 31
	2009	2008

Net Sales	$3,357	$4,681
Gross Profit	$519	$978
Operating (Loss)	$(5,730)	$(6,351)

All Other Category net sales of $3,357,000 in the first half of fiscal 2010 decreased 28.3% from first half fiscal 2009 net sales of $4,681,000.  The $1.3 million decrease in the All Other Category net sales is primarily the net result of decreased sales to two quick service restaurant menu board customers ($0.8 million), decreased sales of electrical wire harnesses ($0.7 million) and changes in volume or completion of other customer programs.

Gross profit of $519,000 in the first half of fiscal 2010 decreased $0.5 million or 47% from the same period last year, and decreased from 12.8% to 10.7% as a percentage of the All Other Category net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is primarily due to decreased net sales and margins.

Selling and administrative expenses of $6,161,000, which includes Corporate administration expenses, in the first half of fiscal year 2010 decreased $1.2 million primarily as a result of the $1.3 million goodwill impairment charge recorded in the second quarter of fiscal year 2009.  Changes of expense between years include acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million increased expense), decreased menu board patent settlement expense ($0.2 million), decreased outside services expense ($0.3 million), and increased research and development expense ($0.4 million).

The All Other Category first half fiscal 2010 operating loss of $(5,730,000) compares to an operating loss of $(6,351,000) in the same period last year.  This $0.6 million decreased loss was the net result of decreased net sales and decreased gross profit, and decreased selling and administrative expenses.

Consolidated Results

The Company reported net interest expense of $66,000 in the first half of fiscal 2010 as compared to net interest expense of $4,000 last year.  The Company borrowed on its lines of credit occasionally in the first half of fiscal 2009 and essentially its only borrowings in the first half of fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology.  Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $2,135,000 income tax expense (consolidated effective tax rate of 39.8%) in the first half of fiscal 2010 reflects an effective tax rate of 40.7% for the Company’s U.S. operations combined with a 30.4% effective tax rate for the Company’s Canadian operation.  The U.S. effective tax rate has increased as compared to prior years because of the significance of certain permanent book-tax differences relative to the amount of taxable income, as well as an increase in state income taxes.  Income tax expense in the first half of fiscal 2009 was $895,000  even though the Company had a pre-tax loss of $(9,795,000).  This results from the fact that the majority of the goodwill impairment expense of $13.3 million is given unfavorable income tax treatment and is not able to be deducted.  The effective tax rate was 29.4% for the Company’s U.S. operations  and was 30.9% for the Company’s Canadian operation.

The Company reported a net income of $3,229,000 in the first half of fiscal 2010 as compared to a net loss of $(10,690,000) in the same period last year.  The increased net income is primarily the result of increased net sales, increased gross profit, goodwill impairment in fiscal 2009 and none in fiscal 2010, decreased operating expenses, partially offset by increased net interest expense and increased income tax expense.  Diluted earnings per share were $0.13 in the first half of fiscal 2010 as compared to a loss of $(0.49) in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 23,986,000 shares as compared to 21,798,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.

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

At December 31, 2009, the Company had working capital of $76.4 million, compared to $72.5 million at June 30, 2009.  The ratio of current assets to current liabilities was 5.48 to 1 as compared to a ratio of 4.70 to 1 at June 30, 2009.  The $3.9 million increase in working capital from June 30, 2009 to December 31, 2009, which was influenced by the acquisition of AdL Technology in July 2009, was primarily related to increased net accounts receivable ($2.0 million), increased inventory ($1.6 million), decreased accounts payable ($1.0 million), decreased accrued expenses ($1.6 million) and increased cash and cash equivalents ($0.4 million), partially offset by decreased other current assets ($2.6 million).  The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $8.0 million of cash from operating activities in the first half of fiscal 2010 as compared to a generation of $6.6 million in the same period last year.  This $1.4 million increase in net cash flows from operating activities is primarily the net result of greater net income ($13.9 million favorable), goodwill impairment in fiscal 2009 and none in fiscal 2010 ($13.3 million unfavorable), an increase in accounts receivable rather than a decrease (unfavorable change of $3.6 million), less of a decrease in inventories (unfavorable change of $4.7 million), more of a reduction in customer prepayments (unfavorable change of $0.4 million), an increase rather than a decrease in accounts payable and other (favorable change of $9.2 million), a decrease rather than an increase in the reserve for bad debts (unfavorable $0.3 million), a larger increase in obsolete inventory reserves (favorable $0.2 million) and less of a decrease in deferred income tax assets rather than an increase (favorable $0.3 million).

Net accounts receivable were $31.7 million and $29.7 million at December 31, 2009 and June 30, 2009, respectively.  The increase of $2.0 million in net receivables is primarily due to combined effects of a higher amount of net sales in the second quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, decreased DSO, and the addition of LSI ADL Technology ($3.0 million).  The DSO decreased to 46 days at December 31, 2009 from 51 days at June 30, 2009.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at December 31, 2009 increased $1.6 million from June 30, 2009 levels. Based on a strategy of reducing inventory and in response to customer programs and the timing of shipments, first half fiscal 2010 inventory increases occurred in the Lighting Segment of approximately $0.1 million (some of this inventory supports certain graphics programs), and in the All Other Category of approximately $0.1 million, and inventory decreases occurred in the Technology Segment of approximately $1.1 million and the Graphics Segment of approximately $0.8 million.  Additionally, the Company acquired AdL Technology (reported in the Electronic Components Segment), which increased net inventory in the first half of fiscal 2010 by $3.4 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $40 million revolving line of credit with its bank group, with all $40 million of the credit line available as of February 5, 2010.  This line of credit consists of a $30 million committed credit facility expiring in the third quarter of fiscal 2011 and a $10 million committed credit facility expiring in the third quarter of fiscal 2010.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of February 5, 2010, all $5 million of this line of credit is available.  The Company intends to let the $10 million credit facility expire in March 2010, and intends to renew the $30 million committed credit facility as well as the $5 million Canadian credit facility.  The Company believes that $35 million total renewed lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2010 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $3.0 million of cash related to investing activities in the first half of fiscal 2010 as compared to a use of $0.9 million in the same period last year, an unfavorable change of $2.1 million.  One of the changes between years relates to the amount of fixed assets purchased, $2,280,000 in fiscal 2010 as compared to $888,000 last year ($1.4 million unfavorable).  Spending in both periods is primarily for tooling and equipment.  The other change between years relates to the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million unfavorable) .  The Company expects fiscal 2010 capital expenditures to be approximately $7.0 million, exclusive of business acquisitions.  The increase in expected capital expenditures for fiscal 2010 over previous estimates relates to the Company’s strategy of devoting an additional $4 million to increase manufacturing capacity and replace old technology with updated state-of-the-art equipment during this recessionary period so as to be fully prepared when the economy improves.

The Company used $4.7 million of cash related to financing activities in the first half of fiscal 2010 as compared to a use of $4.5 million in the same period last year.  The $0.2 million unfavorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology as compared to the fiscal 2009 pay down of the Company’s line of credit ($2.2 million unfavorable) and lower cash dividend payments ($1.9 million favorable).  The $1.9 million reduction in dividend payments between years is primarily the result of a lower per share quarterly dividend rate beginning in the second quarter of fiscal 2009.

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

On January 20, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable February 9, 2010 to shareholders of record on February 2, 2010.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established an indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2010 consistent with the above dividend policy.

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

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” This Standard Update enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition:  Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this ASU is adopted.

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

Disclosure Controls and Procedures

An evaluation was performed as of December 31, 2009 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2009, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

           There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/09 to 10/31/09	408	$7.29	408	(1)
11/1/09 to 11/30/09	406	$7.22	406	(1)
12/1/09 to 12/31/09	623	$7.93	623	(1)
Total	1,437	$7.55	1,437	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan.  At December 31, 2009, the Plan held 235,936 shares of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held November 19, 2009, the following actions were taken by shareholders:

4.1	All persons nominated as Directors were elected with the votes for each person being:

Name	Shares For	Shares – Withheld Authority	Shares Abstained	Broker Non-Votes
Gary P. Kreider	13,701,008	8,572,325	N/A	none
Dennis B. Meyer	21,190,428	1,082,905	N/A	none
Wilfred T. O’Gara	20,029,233	2,244,100	N/A	none
Robert J. Ready	14,842,979	7,430,354	N/A	none
Mark A. Serrianne	21,194,056	1,079,277	N/A	none
James P. Sferra	13,902,538	8,370,795	N/A	none

4.2	Ratification of the appointment of Grant Thornton as independent registered public accounting firm for fiscal 2010.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
22,161,537	56,798	54,997	none

4.3	Amendment of the Company’s Articles of Incorporation to increase the authorized Common Shares.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
21,565,370	678,843	29,119	none

4.4	Amendment of the Company’s 2003 Equity Compensation Plan to increase the Common Shares available for potential awards.

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
18,252,501	1,843,762	48,560	2,128,509

ITEM 6.  EXHIBITS

a)	Exhibits

	10	Fifth Amendment to the LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006)

	31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

	32.1	Section 1350 Certification of Principal Executive Officer

	32.2	Section 1350 Certification of Principal Financial Officer

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

February 4, 2010