Form 10-Q
period 2010-03-31
LSI INDUSTRIES INC
filed 2010-05-10
CIK 763532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2010 there were 24,048,163 shares of the Registrant’s common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(in thousands, except per share data)	2010	2009	2010	2009

Net sales	$53,466	$46,989	$190,516	$183,614

Cost of products and services sold	43,954	38,215	148,107	143,404
Loss on sale of a subsidiary	639	—	639	—

Total cost of products and services sold	44,593	38,215	148,746	143,404

Gross profit	8,873	8,774	41,770	40,210

Selling and administrative expenses	12,687	11,612	40,154	39,589

Goodwill impairment	—	957	—	14,207

Operating income (loss)	(3,814)	(3,795)	1,616	(13,586)

Interest (income)	(4)	(18)	(11)	(101)

Interest expense	37	12	110	99

Income (loss) before income taxes	(3,847)	(3,789)	1,517	(13,584)

Income tax expense (benefit)	(1,315)	(1,322)	820	(427)

Net income (loss)	$(2,532)	$(2,467)	$697	$(13,157)

Earnings (loss) per common share (see Note 5)
Basic	$(0.10)	$(0.11)	$0.03	$(0.60)

Diluted	$(0.10)	$(0.11)	$0.03	$(0.60)

Weighted average common shares outstanding
Basic	24,277	21,801	24,078	21,799

Diluted	24,277	21,801	24,085	21,799

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except share amounts)	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$15,629	$13,986
Accounts and notes receivable, net	28,904	29,681
Inventories	41,015	40,196
Refundable income taxes	3,125	3,619
Other current assets	5,113	4,635

Total current assets	93,786	92,117

Property, Plant and Equipment, net	44,661	42,043

Goodwill	10,766	1,558

Other Intangible Assets, net	15,903	12,981

Other Assets	2,190	4,419

TOTAL ASSETS	$167,306	$153,118

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion, long-term debt	$31	$—
Accounts payable	10,163	9,249
Accrued expenses	9,857	10,368

Total current liabilities	20,051	19,617

Long-Term Debt	1,108	—
Other Long-Term Liabilities	3,019	3,028
Commitments and contingencies (Note 12)	—	—

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	—	—
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,045,502 and 21,579,741 shares, respectively	98,397	82,833
Retained earnings	44,731	47,640

Total shareholders’ equity	143,128	130,473

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$167,306	$153,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$697	$(13,157)
Non-cash items included in net income (loss)
Depreciation and amortization	5,903	5,896
Loss on sale of a subsidiary	639	—
Goodwill impairment	—	14,207
Deferred income taxes	(27)	(779)
Deferred compensation plan	5	48
Stock option expense	1,102	908
Issuance of common shares as compensation	36	31
Loss on disposition of fixed assets	28	5
Allowance for doubtful accounts	(124)	(27)
Inventory obsolescence reserve	300	165

Changes in certain assets and liabilities, net of acquisition
Accounts and notes receivable	2,581	8,776
Inventories	1,769	10,973
Accounts payable and other	48	(12,532)
Customer prepayments	(709)	(1,123)

Net cash flows from operating activities	12,248	13,391

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,572)	(1,156)
Proceeds from sale of fixed assets	505	2
Acquisition of business, net of cash received	(675)	—

Net cash flows (used in) investing activities	(4,742)	(1,154)

Cash Flows from Financing Activities
Payment of long-term debt	(2,230)	(1,282)
Proceeds from issuance of long-term debt	—	1,282
Cash dividends paid	(3,606)	(5,393)
Purchase of treasury shares	(102)	(175)
Issuance of treasury shares	75	52

Net cash flows (used in) financing activities	(5,863)	(5,516)

Increase in cash and cash equivalents	1,643	6,721

Cash and cash equivalents at beginning of year	13,986	6,992

Cash and cash equivalents at end of period	$15,629	$13,713

Supplemental Cash Flow Information
Interest paid	$109	$58

Income taxes paid	$455	$377

Issuance of common shares as compensation	$36	$31

Issuance of common shares for acquisition	$14,448	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2010, the results of its operations for the three and nine month periods ended March 31, 2010 and 2009, and its cash flows for the nine month periods ended March 31, 2010 and 2009. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2009 annual report. Financial information as of June 30, 2009 has been derived from the Company’s audited consolidated financial statements.
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
The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, and ASC Subtopic 985-605, Software: Revenue Recognition. Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.
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
The following table presents the Company’s net accounts and notes receivable at the dates indicated.

	March 31,	June 30,
(In thousands)	2010	2009

Accounts and notes receivable	$29,321	$30,213
less Allowance for doubtful accounts	(417)	(532)

Accounts and notes receivable, net	$28,904	$29,681

Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. At March 31, 2010 and June 30, 2009, there were no bank balances in excess of FDIC insurance limits.

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
Property, Plant and Equipment and Related Depreciation:
Property, plant and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	28 – 40 years
Machinery and equipment	3 – 10 years
Computer software	3 – 8 years
Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with ASC Subtopic 350-40, Intangibles — Goodwill and Other: Internal-Use Software. Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease.
The following table presents the Company’s property, plant and equipment at the dates indicated.

	March 31,	June 30,
(In thousands)	2010	2009

Property, plant and equipment, at cost	$108,207	$103,280
less Accumulated depreciation	(63,546)	(61,237)

Property, plant and equipment, net	$44,661	$42,043

The Company recorded $1,327,000 and $1,401,000 of depreciation expense in the third quarter of fiscal 2010 and 2009, respectively, and $3,995,000 and $4,338,000 of depreciation expense in the first nine months of fiscal 2010 and 2009, respectively.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine Months Ended	Twelve Months Ended
	March 31,	June 30,
(In thousands)	2010	2009

Balance at beginning of the period	$223	$257
Additions charged to expense	1,135	557
Addition from acquisition	5	—
Deductions for repairs and replacements	(974)	(591)

Balance at end of the period	$389	$223

Research and Development Costs:
Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. The Company follows the requirements of ASC Subtopic 985-20, Software: Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products. Research and development costs incurred related to both product and software development totaled $1,209,000 and $962,000 for the three month periods ended March 31, 2010 and 2009, respectively, and $3,662,000 and $3,028,000 for the nine month periods ended March 31, 2010 and 2009, respectively.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 233,000 shares and 229,000 shares for the three months ended March 31, 2010 and 2009, respectively, and 240,000 shares and 225,000 shares for the nine months ended March 31, 2010 and 2009, respectively. See also Note 5.

New Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amended guidance was effective on February 24, 2010, the issuance date of the ASU. The Company adopted this ASU during the three months ended March 31, 2010.
In February 2010, the Financial Accounting Standards Board issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” The ASU amends the disclosure requirements related to Fair Value Measurements and Disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. The intent of the amended guidance is improved disclosure and increased transparency related to Fair Value Measurement in financial reporting. This amended guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new guidance during the three months ended March 31, 2010 and there was no impact on the Company’s consolidated results of operations, cash flows or financial position.
Comprehensive Income:
The Company does not have any comprehensive income items other than net income.
Subsequent Events:
The Company has evaluated subsequent events for potential recognition and disclosure for the quarter ended March 31, 2010.
Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
NOTE 3: MAJOR CUSTOMER CONCENTRATIONS
The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $7,254,000 or 14%, and $33,055,000 or 17% of consolidated net sales in the three and nine months ended March 31, 2010, respectively. There were no concentrations of net sales for the three or nine months ended March 31, 2009. There was no concentration of accounts receivable at March 31, 2010 or 2009.

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
The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. Capabilities of this Segment also have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards. The Electronic Components Segment includes the operations of LSI ADL Technology, which was acquired by the Company on July 22, 2009. See further discussion in Note 13.
The All Other Category includes the Company’s operating segments that do not meet the aggregation criteria, nor the criteria to be a separate reportable segment. Operations of LSI Images (menu board systems) and LSI Adapt (surveying, permitting and installation management services related to products of the Graphics Segment) are combined in the All Other Category. Operations of LSI Marcole (electrical wire harnesses) are included in the All Other Category, although this business was sold in March 2010. Additionally, the Company’s Corporate Administration expense is included in the All Other Category.

Summarized financial information for the Company’s reportable business segments for the three and nine month periods ended March 31, 2010 and 2009, and as of March 31, 2010 and June 30, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009

Net sales:
Lighting Segment	$35,458	$33,562	$118,787	$126,489
Graphics Segment	10,900	11,327	52,321	46,354
Technology Segment	1,282	439	2,578	4,429
Electronic Components Segment	4,014	—	11,661	—
All Other Category	1,812	1,661	5,169	6,342

	$53,466	$46,989	$190,516	$183,614

Operating income (loss):
Lighting Segment	$(71)	$(209)	$6,648	$(5,691)
Graphics Segment	(896)	72	2,629	1,742
Technology Segment	(37)	(187)	74	185
Electronic Components Segment	657	—	1,462	—
All Other Category	(3,467)	(3,471)	(9,197)	(9,822)

	$(3,814)	$(3,795)	$1,616	$(13,586)

Capital expenditures:
Lighting Segment	$549	$145	$1,654	$878
Graphics Segment	1,607	117	1,963	213
Technology Segment	—	7	10	25
Electronic Components Segment	53	—	537	—
All Other Category	83	(1)	408	40

	$2,292	$268	$4,572	$1,156

Depreciation and amortization:
Lighting Segment	$793	$862	$2,398	$2,624
Graphics Segment	263	309	790	976
Technology Segment	71	111	251	332
Electronic Components Segment	234	—	617	—
All Other Category	614	638	1,847	1,964

	$1,975	$1,920	$5,903	$5,896

	March 31,	June 30,
	2010	2009
Identifiable assets:
Lighting Segment	$72,845	$72,222
Graphics Segment	30,922	32,280
Technology Segment	12,677	12,317
Electronic Components Segment	22,721	—
All Other Category	28,141	36,299

	$167,306	$153,118

Segment net sales represent sales to external customers. Intersegment revenues, which were eliminated in consolidation, were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009

Lighting Segment intersegment net sales	$575	$1,092	$5,674	$5,131

Graphics Segment intersegment net sales	$175	$168	$707	$916

Technology Segment intersegment net sales	$49	$85	$3,356	$3,801

Electronic Components Segment intersegment net sales	$1,275	$—	$3,978	$—

All Other Category intersegment net sales	$1,015	$473	$2,514	$3,425
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
The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009
Net sales (a):
United States	$52,184	$46,550	$187,938	$179,185
Canada	1,282	439	2,578	4,429

	$53,466	$46,989	$190,516	$183,614

	March 31,	June 30,
	2010	2009
Long-lived assets (b):
United States	$46,454	$45,898
Canada	397	564

	$46,851	$46,462

(a)	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

(b)	Long-lived assets includes: property, plant and equipment, net; and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5: EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute basic and diluted earnings (loss) per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$(2,532)	$(2,467)	$697	$(13,157)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,044	21,572	23,845	21,574
Weighted average shares outstanding in the Deferred Compensation Plan during the period	233	229	233	225

Weighted average shares outstanding	24,277	21,801	24,078	21,799

Basic earnings (loss) per share	$(0.10)	$(0.11)	$0.03	$(0.60)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(2,532)	$(2,467)	$697	$(13,157)

Weighted average shares outstanding — Basic	24,277	21,801	24,078	21,799

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	—	7	—

Weighted average shares outstanding (c)	24,277	21,801	24,085	21,799

Diluted earnings (loss) per share	$(0.10)	$(0.11)	$0.03	$(0.60)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 2,138,119 common shares and 1,512,799 common shares during the three month periods ended March 31, 2010 and 2009, respectively, and options to purchase 2,021,633 common shares and 1,450,543 common shares during the nine month periods ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6: BALANCE SHEET DATA
The following information is provided as of the dates indicated (in thousands):

	March 31, 2010	June 30, 2009
Inventories
Raw materials	$19,408	$20,498
Work-in-process	7,734	7,097
Finished goods	13,873	12,601

	$41,015	$40,196

Accrued Expenses
Compensation and benefits	$5,421	$5,788
Customer prepayments	1,107	1,816
Accrued commissions	870	919
Other accrued expenses	2,459	1,845

	$9,857	$10,368

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performs this test as of July 1st of each fiscal year and on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.
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

Due to economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price since the previous goodwill impairment test as of December 31, 2008, management believed that an additional goodwill impairment test was required as of March 31, 2009. Based upon the Company’s analysis, it was determined that the goodwill associated with one reporting unit in the All Other Category was partially impaired in the amount of $957,000. The impairment was due to a combination of a decline in the market capitalization of the Company at March 31, 2009 and a decline in the estimated forecasted discounted cash flows since the previous goodwill impairment test was performed. The impairment charge was recorded in the third quarter of fiscal 2009.
A similar analysis was performed in fiscal 2009 as of July 1, 2008 for the annual impairment test and there was no impairment of goodwill.
The following tables present information about the Company’s goodwill and other intangible assets on the dates or for the periods indicated.

			Electronic
	Lighting	Graphics	Components	All Other
(In thousands)	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2008	$11,320	$974	$—	$3,731	$16,025

Impairment	(11,185)	(716)	—	(2,566)	(14,467)

Balance as of June 30, 2009	135	258	—	1,165	1,558

Acquisition	—	—	9,208	—	9,208

Balance as of March 31, 2010	$135	$258	$9,208	$1,165	$10,766

The acquisition of LSI ADL Technology resulted in the following amortizable intangible assets being recorded on the Company’s balance sheet as of the July 22, 2009 acquisition date: customer relationships $2,880,000; Technology $780,000; trade name $460,000 and non-compete agreements $710,000. See further discussion in Note 13.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2010
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$10,352	$4,752	$5,600
Patents	110	64	46
LED Technology firmware, software	11,228	5,651	5,577
Trade name	460	63	397
Non-compete agreements	890	166	724

	23,040	10,696	12,344

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559

	3,559	—	3,559

Total Intangible Assets	$26,599	$10,696	$15,903

	June 30, 2009
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$7,472	$4,173	$3,299
Patents	110	59	51
LED Technology firmware, software	10,448	4,478	5,970
Trade name	—	—	—
Non-compete agreements	630	528	102

	18,660	9,238	9,422

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559

	3,559	—	3,559

Total Intangible Assets	$22,219	$9,238	$12,981

	Amortization Expense of Other Intangible Assets
	March 31, 2010	March 31, 2009

Three Months Ended	$648	$519

Nine Months Ended	$1,908	$1,558

The Company expects to record amortization expense through fiscal 2015 as follows: 2010 — $2,559,000; 2011 through 2012 — $2,590,000 per year; 2013 — $2,327,000; 2014 — $621,000; and 2015 — $537,000.

NOTE 8: REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of March 31, 2010. The line of credit expires in the third quarter of fiscal 2013. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 225 and 265 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility. The fee on the unused balance of the $30 million committed line of credit is 25 basis points. Under terms of this credit facility, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. A second U.S. revolving line of credit in the amount of $10 million, which the Company chose to not renew, expired in the third quarter of fiscal 2010.
The Company also has a $5 million line of credit for its Canadian subsidiary. The line of credit expires in the fourth quarter of fiscal 2010. Interest on the Canadian subsidiary’s line of credit is charged based upon a 250 basis point increment over the LIBOR rate or based upon an increment over the United States base rates if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There are no borrowings against this line of credit as of March 31, 2010.
The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009. Monthly principal payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full. The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

(In thousands)	March 31, 2010

Total mortgage balance	$1,139
Less current maturities	31

Long-term debt	$1,108

The Company also assumed approximately $2.2 million of additional long-term debt with the acquisition of AdL Technology and paid it off at the time of the acquisition. The Company is in compliance with all of its loan covenants as of March 31, 2010.
NOTE 9: RESERVE FOR UNCERTAIN TAX POSITIONS
For the three and nine month periods ended March 31, 2010, the Company recognized $(5,000) and $39,000 of tax (benefit) expense, respectively, related to the change in reserves for uncertain tax positions. For the three and nine month periods ended March 31, 2009, the Company recognized $(25,000) and $6,000 of tax (benefit) expense, respectively, related to the change in reserves for uncertain tax positions. As of March 31, 2010, the reserve for uncertain income tax positions is $2,774,000, net of potential federal tax benefits. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next 12 months.

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2007.
NOTE 10: CASH DIVIDENDS
The Company paid cash dividends of $3,606,000 and $5,393,000 in the nine month periods ended March 31, 2010 and 2009, respectively. In April, 2010, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on May 11, 2010 to shareholders of record as of May 4, 2010.
NOTE 11: EQUITY COMPENSATION
Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, any award shall be fully vested. The number of shares reserved for issuance is 2,800,000, of which 803,807 shares were available for future grant or award as of March 31, 2010. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of March 31, 2010, a total of 2,172,336 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,054,936 options for common shares were vested and exercisable. The approximate unvested stock option expense as of March 31, 2010 that will be recorded as expense in future periods is $2,662,000. The weighted average time over which this expense will be recorded is approximately 20 months.
The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2010	2009	2010	2009

Dividend yield	3.09%	—	3.09%	5.16%
Expected volatility	51%	—	51%	41%
Risk-free interest rate	2.44%	—	2.40%	3.1%
Expected life	4.3 yrs.	—	4.3 yrs.	4.3 yrs.
At March 31, 2010, the 644,000 options granted in the first nine months of fiscal 2010 to both employees and non-employee directors had exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87 per option, and remaining contractual lives of between nine years and eight months and ten years.

At March 31, 2009, the 339,300 options granted in the first nine months of fiscal 2009 to both employees and non-employee directors had exercise prices ranging from $4.60 to $8.98, fair values ranging from $1.12 to $2.21 per option, and remaining contractual lives of between four years and eight months and nine years and eight months.
The Company calculates stock option expense using the Black-Scholes method, and records the expense on a straight line basis with an estimated 6.6% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. The Company recorded $378,200 and $262,500 of expense related to stock options in the three months ended March 31, 2010 and 2009, respectively, and $1,101,800 and $907,600 in the nine month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company expects that approximately 1,044,300 outstanding stock options having a weighted average exercise price of $10.50, intrinsic value of $85,500 and weighted average remaining contractual terms of 8.6 years will vest in the future.
Information related to all stock options for the periods ended March 31, 2010 and 2009 is shown in the table below:

	Nine Months Ended
	March 31, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	644,000	$8.26
Forfeitures	(8,876)	$12.48
Exercised	—	n/a

Outstanding at 3/31/10	2,172,336	$11.64	6.8 years	$106,455

Exercisable at 3/31/10	1,054,936	$12.98	4.8 years	$13,498

	Nine Months Ended
	March 31, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Granted	339,300	$8.89
Forfeitures	(24,195)	$12.92
Exercised	—	n/a

Outstanding at 3/31/09	1,512,587	$13.22	6.6 years	$3,420

Exercisable at 3/31/09	816,162	$12.51	5.0 years	$855

No options were exercised in the nine month periods ended March 31, 2010 and March 31, 2009.
Information related to unvested stock options for the nine months ended March 31, 2010 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/09	707,125	$13.72	8.3 years	$31,245

Vested	(232,225)	$14.58
Forfeitures	(1,500)	$14.01
Granted	644,000	$8.26

Outstanding unvested stock options at 3/31/10	1,117,400	$10.39	8.6 years	$92,958

Stock Compensation Awards
The Company awarded a total of 4,456 and 4,152 common shares, respectively, in the nine months ended March 31, 2010 and 2009, with the number of shares issued in each nine month period valued at their approximate $36,000 and $31,000 fair market values, respectively, on the dates of issuance pursuant to employee service awards and primarily the compensation program for non-employee Directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan
The Company’s Non-qualified Deferred Compensation Plan provides for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of March 31, 2010 there were 31 participants, all with fully vested account balances. A total of 232,123 common shares with a cost of $2,483,000, and 222,832 common shares with a cost of $2,455,900 were held in the Plan as of March 31, 2010 and June 30, 2009, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this Plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. For fiscal year 2010, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 16,000 to 18,000 common shares of the Company. During the nine months ended March 31, 2010 and 2009, the Company used approximately $102,200 and $174,900, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.
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
NOTE 13: ACQUISITION
On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen - collectively, “AdL” or “AdL Technology”), which were privately owned and based in Columbus, Ohio. This new 100% owned subsidiary operates under the name of LSI ADL Technology Inc. Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875. The purchase price exceeded the fair value of the net assets being acquired, and therefore goodwill in the amount of $9,208,000 was recorded with this acquisition. Additionally, LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses. The goodwill associated with this acquisition consists largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products. None of the goodwill will be deductible by the Company for tax purposes. There were no contingent liabilities or assets associated with the purchase of AdL. There were $520,000 of acquisition transaction costs included in the financial results for the nine month period ended March 31, 2010 in selling and administrative expenses, and $640,000 of expense in cost of products sold related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting. The operations of LSI ADL Technology are included in the Company’s operating results beginning July 23, 2009. The results of LSI ADL Technology are reported in a separate reportable business segment named the Electronic Components Segment.

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
LSI ADL Technology Inc. designs, engineers, and manufactures custom designed circuit boards, assemblies, and sub-assemblies used in various applications including the control of solid-state LED lighting. With the acquisition of AdL, we made a decision to further establish and advance our leadership position in LED lighting by vertically integrating our capabilities in connection with designing, engineering, and producing the solid-state electronics that control and power LEDs. LSI ADL Technology allows us to stay on the leading edge of product development, while at the same time provide opportunities to drive down manufacturing costs and control delivery of key components. LSI ADL’s capabilities also have applications in our other LED product lines such as digital scoreboards, advertising ribbon boards and billboards. The management team and substantially all employees of the acquired companies remain with LSI ADL Technology.
NOTE 14: SALE OF LSI MARCOLE
On January 20, 2010, the Board of Directors approved a plan to close the LSI Marcole facility in Manchester, Tennessee. This facility manufactures wire harnesses used in the manufacture of LSI’s light fixtures and also sells wire harness to select outside customers. The Company decided to sell this facility primarily due to low cost competition of wire harnesses produced outside the United States. While the Company expected to cease production at the facility by April 2, 2010, an interested buyer came forward and purchased certain assets and the business of LSI Marcole on March 30, 2010. The Company received $500,000 of the sales proceeds in cash as well as interest bearing promissory notes in the amount of $669,682 to be paid in full via quarterly payments through June 2011. The Company recorded a $638,747 loss on the sale of certain LSI Marcole assets in cost of products and services sold in the third quarter of fiscal 2010. Subsequent to the sale of the LSI Marcole assets, the Company will continue to purchase wire harnesses from the new owner of the facility pursuant to a manufacturing and supply agreement. The operating results of LSI Marcole are reported under the All Other Category.

The assets and liabilities of LSI Marcole were comprised of the following on the dates indicated:

	March 31,	December 31,	June 30,
(In thousands)	2010	2009	2009

Accounts receivable, net	$487	$349	$316
Notes receivable, current portion	632	—	—
Inventory	—	1,520	1,491
Other current assets	—	143	160
Property, plant and equipment, net	—	978	1,024
Other assets	38	1	2

Total Assets	$1,157	$2,991	$2,993

The net customer sales and operating (loss) of LSI Marcole for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009

Net sales	$1,088	$906	$2,886	$3,358

Operating (loss)	$(816)	$(291)	$(1,034)	$(452)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-Q in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Net Sales by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009

Lighting Segment	$35,458	$33,562	$118,787	$126,489
Graphics Segment	10,900	11,327	52,321	46,354
Technology Segment	1,282	439	2,578	4,429
Electronic Components Segment	4,014	—	11,661	—
All Other Category	1,812	1,661	5,169	6,342

	$53,466	$46,989	$190,516	$183,614

Operating Income (Loss) by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009

Lighting Segment	$(71)	$(209)	$6,648	$(5,691)
Graphics Segment	(896)	72	2,629	1,742
Technology Segment	(37)	(187)	74	185
Electronic Components Segment	657	—	1,462	—
All Other Category	(3,467)	(3,471)	(9,197)	(9,822)

	$(3,814)	$(3,795)	$1,616	$(13,586)

Summary Comments
Third quarter fiscal 2010 net sales of $53,466,000 increased $6.5 million or 13.8% as compared to the third quarter of fiscal 2009. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $1.9 million or 5.6%), of the Technology Segment (up $0.8 million or 192%), of the All Other Category (up $0.2 million or 9.1%), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology) which added $4.0 million of net sales. Net sales were unfavorably influenced by decreased Graphics Segment net sales (down $0.4 million or 3.8%). The Company sold its wire harness business in the third quarter of fiscal 2010 and incurred a pre-tax loss of $639,000 which is included in the operating loss of the All Other Category. In fiscal 2009, the All Other Category recorded a pre-tax goodwill impairment of $957,000 — see the paragraph below regarding goodwill impairments recorded in fiscal 2009 and the section below on Non-GAAP Financial Measures. Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $16,512,000 or 31% of total net sales and $11,329,000 or 24% of total net sales in the third quarter of fiscal 2010 and 2009, respectively. The $5.2 million or 46% increase is primarily due to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($6.8 million increase). About 93% of the retail petroleum sites scheduled to be involved in this customer’s program to convert to solid-state LED lighting are completed as of the end of Company’s 2010 third fiscal quarter with the remaining 7% expected to be completed in the Company’s fourth fiscal quarter. The Company recently received purchase orders from this customer to continue the conversion to solid-state LED lighting at over 3,400 non-petroleum retail sites over the next twelve to eighteen months. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.
Fiscal 2010 nine month net sales of $190,516,000, as compared to the first nine months of fiscal 2009, were favorably influenced by increased net sales of the Graphics Segment (up 12.9%), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology) which added $11.6 million of net sales. Net sales were unfavorably influenced by decreased Lighting Segment, Technology Segment and All Other Category net sales (down 6.1%, 41.8% and 18.5%, respectively, totaling $10.7 million unfavorable). The Company sold its wire harness business in the third quarter of fiscal 2010 and incurred a pre-tax loss of $639,000 which is included in the operating loss of the All Other Category. In the first nine months of fiscal 2009, the Company recorded pre-tax goodwill impairments totaling $14,207,000 — see the paragraph below regarding goodwill impairments recorded in fiscal 2009 and the section below on Non-GAAP Financial Measures. Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $69,402,000 or 36% of total net sales and $40,012,000 or 22% of total net sales in the first nine months of fiscal 2010 and 2009, respectively. The $29.4 million or 73% increase is primarily due to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($30.9 million increase). Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.
The Company recorded significant goodwill impairment expenses in the first nine months of fiscal 2009, totaling $14,207,000 ($11.2 million in the Lighting Segment, $0.7 million in the Graphics Segment and $2.3 million in the All Other Category). The Company recorded a $1.0 million goodwill impairment in the third quarter of fiscal 2009 in the All Other Category. These expenses are included in the $(3,795,000) and $(13,586,000) operating losses reported in the third quarter and first nine months of fiscal 2009, respectively. There were no such goodwill impairment expenses in the third quarter or first nine months of fiscal 2010.

The Company also recorded significant acquisition-related and other professional fees expenses in the first nine months of fiscal 2010, totaling $1,160,000 ($640,000 of inventory adjustments related to acquisition accounting on the opening balance sheet of LSI ADL Technology; $520,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology). These expenses are included in the $1,616,000 operating income reported in the first nine months of fiscal 2010. There were no such similar significant expenses in the first nine months of fiscal 2009. See also the section below on Non-GAAP Financial Measures.
The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	FY 2010	FY 2009	% Increase
First Quarter	$17,999	$8,798	105%
Second Quarter	18,533	2,784	566%

First Half	36,532	11,582	215%
Third Quarter	11,510	3,086	273%

Nine Months	$48,042	$14,668	228%

As fiscal 2010 progressed, the Company continues to encounter the effects of a global economic recession with significant negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business. Taken as a whole, these factors continue to cause a substantial reduction in demand for our lighting and graphics products. Virtually all of our markets have been adversely impacted and our business has suffered as a result. During these difficult and uncertain economic conditions, we continue to take a number of proactive steps to “right size” LSI Industries to meet today’s challenges. Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow. We still believe the economy will eventually improve. As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic recession that will likely continue to impact results during the next several quarters. LSI is still facing a period of challenging business conditions in the near term due to the general economic recession but expects to emerge a stronger and more efficient company as business conditions improve.

Non-GAAP Financial Measures
The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income for the three and nine month periods ended March 31, 2010 and 2009. Adjusted net income and earnings per share, which excludes the loss on the sale of LSI Marcole, goodwill impairment and the impact of the LSI ADL Technology acquisition deal costs and acquisition-related fair value inventory adjustment, are non-GAAP financial measures. We believe that they are useful as supplemental measures in assessing the operating performance of our business. This measure is used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income for the periods indicated, excluding the acquisition related costs and the goodwill impairment.

	Third Quarter
			Diluted		Diluted
(In thousands, except per share data; unaudited)	FY 2010		EPS	FY 2009	EPS
Reconciliation of net (loss) to adjusted net (loss):

Net (loss) as reported	$(2,532)		$(0.10)	$(2,467)	$(0.11)

Loss on sale of LSI Marcole, inclusive of the income tax effect	300	(1)	0.01	—	—

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	16	(2)	—	—	—

Goodwill impairment, inclusive of the income tax effect	—		—	746 (3)	0.03

Adjusted net income (loss) and earnings (loss) per share	$(2,216)		$(0.09)	$(1,721)	$(0.08)

	Nine Months
			Diluted			Diluted
(In thousands, except per share data; unaudited)	FY 2010		EPS	FY 2009		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$697		$0.03	$(13,157)		$(0.60)

Loss on sale of LSI Marcole, inclusive of the income tax effect	300	(1)	0.01	—		—

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	545	(4)	0.02	—		—

Goodwill impairment, inclusive of the income tax effect	—		—	13,383	(5)	0.61

Adjusted net income and earnings per share	$1,542		$0.06	$226		$0.01

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated, with appropriate consideration given for the permanent non-deductible portion of the goodwill impairments in fiscal 2009. The income tax effects were as follows (In thousands):

(1)	$339

(2)	$18

(3)	$211

(4)	$615

(5)	$824

Results of Operations
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
Lighting Segment

	Three Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$35,458	$33,562
Gross Profit	$6,607	$6,523
Operating Income (Loss)	$(71)	$(209)
Lighting Segment net sales of $35,458,000 in the third quarter of fiscal 2010 increased 5.6% from third quarter fiscal 2009 net sales of $33,562,000. The $1.9 million increase in Lighting Segment net sales is primarily the net result of a $6.0 million or 47% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up significantly, net sales to the automotive dealership market were up 10%, and net sales to the quick service restaurant market were down 3%) and national retail accounts, and a $4.1 million or 19.6% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 30% and 20% of Lighting Segment net sales in the third quarter of fiscal years 2010 and 2009, respectively. Net sales of lighting to this, the Company’s largest niche market, were up 58.4% from last year to $10,621,000, with approximately $4.2 million related to a program with one national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders recently received for their non-petroleum convenience stores to be converted in calendar year 2010. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $8.4 million in the third quarter of fiscal 2010, representing a 459% increase from third quarter fiscal 2009 net sales of solid-state LED light fixtures of $1.5 million.
Gross profit of $6,607,000 in the third quarter of fiscal 2010 increased $0.1 million or 1% from the same period last year, and decreased from 18.8% to 18.3% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales at decreased margins, increased overhead absorption and reduced freight costs. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures; $0.7 million increased benefits and compensation; $0.3 million increased warranty costs; $0.1 million decreased utilities; and $0.1 million decreased depreciation expense.
Selling and administrative expenses of $6,678,000 in the third quarter of fiscal year 2010 decreased $0.1 million primarily as the net result of: increased employee compensation and benefits expense ($0.2 million); decreased sales commission expense ($0.1 million); increased research and development expense ($0.2 million); decreased outside services expense ($0.1 million); decreased customer relations expense ($0.1 million); and increased bad debt expense ($0.1 million).

The Lighting Segment third quarter fiscal 2010 operating loss of $(71,000) compares to an operating loss of $(209,000) last year. This improvement of $0.1 million was the net result of increased net sales, increased gross profit, and decreased selling and administrative expenses.
Graphics Segment

	Three Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$10,900	$11,327
Gross Profit	$1,458	$2,267
Operating Income	$(896)	$72
Graphics Segment net sales of $10,900,000 in the third quarter of fiscal 2010 decreased 3.8% from third quarter fiscal 2009 net sales of $11,327,000. The $0.4 million decrease in Graphics Segment net sales is primarily the result of image conversion programs and sales to seven petroleum / convenience store customers ($2.0 million net increase), the LED video sports screen market ($1.1 million decrease), a national drug store retailer ($0.5 million decrease), a lawn care company ($0.4 million decrease) and a grocery retailer ($0.3 million decrease), and changes in volume or completion of several other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 54% and 41% of Graphics Segment net sales in the third quarter of fiscal years 2010 and 2009, respectively. Net sales of graphics to this, the Company’s largest niche market, were up 27% from last year to $5,891,000, with approximately $3.0 million related to a program with one national petroleum / convenience store customer who is replacing traditional sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders recently received for their non-petroleum convenience stores to be converted in calendar year 2010. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $1.9 million in the third quarter of fiscal 2010 as compared to $1.2 million in last year’s third quarter.
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
Gross profit of $1,458,000 in the third quarter of fiscal 2010 decreased $0.8 million or 36% from the same period last year, and decreased from 19.7% to 13.2% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to decreased Graphics net sales at lower margins. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.1 million of increased indirect wage, compensation and benefits costs; $0.1 million increased warranty expense; and $0.1 million decreased depreciation and utilities).

Selling and administrative expenses of $2,354,000 in the third quarter of fiscal year 2010 increased $0.2 million primarily as a net result of decreased compensation and benefits ($0.1 million), increased bad debt expense ($0.2 million), increased customer relations expense ($0.1 million), and increased supplies expense ($0.1 million).
The Graphics Segment third quarter fiscal 2010 operating loss of $(896,000) compares to operating income of $72,000 in the same period last year. The $1.0 million decrease in operating income was the result of decreased net sales, decreased gross profit and increased selling and administrative expenses.
Technology Segment

	Three Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$1,282	$439
Gross Profit	$200	$43
Operating (Loss)	$(37)	$(187)
Technology Segment net sales of $1,282,000 in the third quarter of fiscal 2010 increased 192% from third quarter fiscal 2009 net sales of $439,000. The $0.8 million increase in Technology Segment net sales is primarily the net result of increased sales of solid-state LED video screens to the entertainment market ($1.1 million) and decreased sales of specialty LED lighting ($0.2 million).
Gross profit of $200,000 in the third quarter of fiscal 2010 increased $157,000 from the same period last year, and changed from 8.2% to 15.0% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The increase is related to the increase in sales volume.
Selling and administrative expenses of $237,000 in the third quarter of fiscal year 2010 were consistent with the third quarter of the prior year, and decreased to 17.8% as a percentage of Technology Segment net sales (customer plus inter-segment net sales) due to the increase in sales.
The Technology Segment third quarter fiscal 2010 operating loss of $(37,000) compares to an operating loss of $(187,000) last year. The decrease in the operating loss was the net result of increased net sales and gross profit.

Electronic Components Segment

	Three Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$4,014	$—
Gross Profit	$1,232	$—
Operating Income	$657	$—
Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009. Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009. Operating income in the third quarter of fiscal 2010 was reduced by $30,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting. The final such inventory adjustment of $38,000 is expected to unfavorably impact the fourth quarter of fiscal 2010 as the remaining specific inventory items are sold.
All Other Category

	Three Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$1,812	$1,661
Gross Profit (Loss)	$(624)	$(59)
Operating (Loss)	$(3,467)	$(3,471)
All Other Category net sales of $1,812,000 in the third quarter of fiscal 2010 increased 9.1% from third quarter fiscal 2009 net sales of $1,661,000. The $0.2 million increase in the All Other Category net sales is primarily the result of increased sales of electrical wire harnesses ($0.2 million), decreased installation management sales ($0.1 million) and changes in volume or completion of other customer programs. The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and will therefore have no further sales of wire harnesses.
The gross profit loss of $(624,000) in the third quarter of fiscal 2010 compares to a loss of $(59,000) in the third quarter of fiscal 2009. The $0.6 million increased loss is primarily due to a $(639,000) loss on the sale of the assets and business of the Company’s wire harness operation.
Selling and administrative expenses of $2,843,000, which includes Corporate administration expenses, in the third quarter of fiscal year 2010 decreased $0.6 million primarily as a result of the $1.0 million goodwill impairment charge recorded in the third quarter of fiscal year 2009 with no corresponding charge in fiscal 2010. Changes of expense between years include increased compensation and benefits expense ($0.3 million), and decreased professional fees expense ($0.1 million).
The All Other Category third quarter fiscal 2010 operating loss of $(3,467,000) compares to an operating loss of $(3,471,000) in the same period last year. A level operating loss was the net result of increased net sales and decreased gross profit, decreased goodwill impairment expense and increased other selling and administrative expenses.

Consolidated Results
The Company reported net interest expense of $33,000 in the third quarter of fiscal 2010 as compared to net interest income of $6,000 in the same period last year. The Company borrowed on its Canadian line of credit occasionally in the third quarter of fiscal 2009 and essentially its only borrowings in the third quarter of fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology. Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.
The $1,315,000 income tax benefit in the third quarter of fiscal 2010 reflects an estimated full year effective tax rate of 53% for the Company’s U.S. operations combined with a 30.4% effective tax rate for the Company’s Canadian operation. The U.S. effective tax rate has increased as compared to prior years because of the significance of certain permanent book-tax differences relative to the amount of taxable income, as well as an increase in state income taxes. The income tax benefit in the third quarter of fiscal 2009 was $1,322,000. The estimated full year fiscal 2009 effective tax rate was 29.4% for the Company’s U.S. operations and was 30.9% for the Company’s Canadian operations.
The Company reported a net loss of $(2,532,000) in the third quarter of fiscal 2010 as compared to a net loss of $(2,467,000) last year. The increased net loss is primarily the net result of increased gross profit on increased net sales, a fiscal 2010 third quarter loss on sale of a subsidiary, increased operating expenses, and increased net interest expense, partially offset by a goodwill impairment in fiscal 2009 and none in fiscal 2010. Diluted loss per share were $(0.10) in the third quarter of fiscal 2010 as compared to a loss of $(0.11) in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 24,277,000 shares as compared to 21,801,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.
NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009
Lighting Segment

	Nine Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$118,787	$126,489
Gross Profit	$27,430	$27,857
Operating Income (Loss)	$6,648	$(5,691)

Lighting Segment net sales of $118,787,000 in the first nine months of fiscal 2010 decreased 6.1% from nine month fiscal 2009 net sales of $126,489,000. The $7.7 million decrease in Lighting Segment net sales is primarily the result of a $11.8 million or 24% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up significantly, and net sales to the automotive dealership and quick service restaurant markets were down) and national retail accounts, and a $19.5 million or 25.2% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 34% and 18% of Lighting Segment net sales in the first nine months of fiscal years 2010 and 2009, respectively. Net sales of lighting to this, the Company’s largest niche market, were up 79.1% from the same period last year to $40,294,000, with approximately $17.9 million related to a program with a national petroleum / convenience store customer who is replacing traditional canopy, site and sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders recently received for their non-petroleum convenience stores to be converted in calendar year 2010. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $29.7 million in the first nine months of fiscal 2010, representing over a 640% increase from last year’s nine month net sales of solid-state LED light fixtures of $4.0 million.
Gross profit of $27,430,000 in the first nine months of fiscal 2010 decreased $0.4 million or 2% from the same period last year, and increased from 21.1% to 22.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to decreased Lighting net sales, partially offset by improved margins resulting from increased overhead absorption and reduced freight expense. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures; increased indirect wages, compensation and benefits costs ($1.1 million); increased warranty costs ($0.7 million); decreased utilities ($0.4 million); decreased depreciation expense ($0.2 million); decreased outside services ($0.1 million) and decreased supplies ($0.1 million).
Selling and administrative expenses of $20,782,000 in the first nine months of fiscal year 2010 decreased $12.8 million primarily as a result of the $11.2 million goodwill impairment charge recorded in the second quarter of fiscal year 2009 with no similar charge in fiscal 2010. Additional changes in expense in the first nine months of fiscal 2010 as compared to last year include: increased employee compensation and benefits expense ($0.5 million), decreased sales commission expense ($1.1 million), increased research and development expense ($0.5 million), decreased customer relations expense ($0.6 million); decreased warranty expense ($0.3 million) and decreased outside services expense ($0.2 million).
The Lighting Segment nine month fiscal 2010 operating income of $6,648,000 compares to an operating loss of $(5,691,000) in the same period last year. This increase of $12.3 million was the net result of decreased net sales and decreased gross profit, offset by decreased selling and administrative expenses ($1.6 million decrease in spending and the absence of an $11.2 million goodwill impairment charge).
Graphics Segment

	Nine Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$52,321	$46,354
Gross Profit	$10,600	$10,015
Operating Income	$2,629	$1,742

Graphics Segment net sales of $52,321,000 in the first nine months of fiscal 2010 increased 12.9% from fiscal 2009 nine month net sales of $46,354,000. The $6.0 million increase in Graphics Segment net sales is primarily the result of image conversion programs and sales to eleven petroleum / convenience store customers ($12.9 million net increase), a national drug store retailer ($0.4 million increase), net sales of solid-state LED video screens to the sports market ($0.5 million increase), a grocery retailer ($5.8 million decrease), a lawn service company ($0.4 million decrease) and changes in volume or completion of other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 56% and 37% of Graphics Segment net sales in the first nine months of fiscal years 2010 and 2009, respectively. Net sales of graphics to this, the Company’s largest niche market, increased $11.6 million or 66% from the same period last year to $29,108,000, with approximately $14.9 million related to a program with one national petroleum / convenience store customer who is replacing traditional sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders recently received for their non-petroleum convenience stores to be converted in calendar year 2010. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $15.7 million in the first nine months of fiscal 2010 as compared to $6.2 million in last year’s nine month period.
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
Gross profit of $10,600,000 in the first nine months of fiscal 2010 increased $0.6 million or 6% from last year, and decreased from 21.1% to 20.0% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due primarily to increased Graphics net sales. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.3 million increased warranty expense; $0.2 million decreased depreciation and utilities; $0.1 million decreased rent expense; and $0.1 million decreased supplies expense).
Selling and administrative expenses of $7,971,000 in the first nine months of fiscal year 2010 decreased $0.3 million primarily as a result of the $0.7 million goodwill impairment charge recorded in the second quarter of fiscal year 2009 with no similar charge in fiscal 2010. Changes of expense between years include increased bad debt expense ($0.4 million), increased customer relations expense ($0.2 million), decreased compensation and benefits expense ($0.1 million) and decreased travel expense ($0.1 million).

The Graphics Segment nine month fiscal 2010 operating income of $2,629,000 compares to $1,742,000 in the same period last year. The increase of $0.9 million in operating income was the net result of increased net sales and increased gross profit, the absence of any goodwill impairment charge and increased other selling and administrative expenses ($0.4 million increase in spending and the absence of a $0.7 million goodwill impairment charge).
Technology Segment

	Nine Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$2,578	$4,429
Gross Profit	$857	$1,420
Operating Income	$74	$185
Technology Segment net sales of $2,578,000 in the first nine months of fiscal 2010 decreased 41.8% from nine month fiscal 2009 net sales of $4,429,000. The $1.9 million decrease in Technology Segment net sales is primarily the result of decreased sales of solid-state LED video screens to the entertainment market ($1.6 million) and decreased sales of specialty LED lighting ($0.3 million).
Gross profit of $857,000 in the first nine months of fiscal 2010 decreased $0.6 million from the same period last year, and changed from 17.3% to 14.4% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The decrease is related to the drop in sales volume.
Selling and administrative expenses of $783,000 in the first nine months of fiscal year 2010 decreased $0.5 million, and decreased to 13.2% from 15.0% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). Selling and administrative expenses were down in line with reduced net sales, including $0.1 million reduced bad debt expense and $0.1 million reduced warranty expense.
The Technology Segment nine month fiscal 2010 operating income of $74,000 compares to $185,000 in the same period last year. The decrease in operating income of $0.1 million was the net result of decreased net sales and gross profit, partially offset by decreased selling and administrative expenses.
Electronic Components Segment

	Nine Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$11,661	$—
Gross Profit	$3,080	$—
Operating Income	$1,462	$—
Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009. Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009. Operating income in the first nine months of fiscal 2010 was reduced by $640,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting. The final such inventory adjustment of $38,000 is expected to unfavorably impact the fourth quarter of fiscal 2010 as the remaining specific inventory items are sold.

All Other Category

	Nine Months Ended
	March 31
(In thousands)	2010	2009

Net Sales	$5,169	$6,342
Gross Profit (Loss)	$(197)	$918
Operating (Loss)	$(9,197)	$(9,822)
All Other Category net sales of $5,169,000 in the first nine months of fiscal 2010 decreased 18.5% from nine month fiscal 2009 net sales of $6,342,000. The $1.2 million decrease in the All Other Category net sales is primarily the net result of decreased sales to a quick service restaurant menu board customer ($1.2 million), decreased sales of electrical wire harnesses ($0.4 million) and changes in volume or completion of other customer programs. The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and will therefore have no further sales of wire harnesses.
The gross profit loss of $(197,000) in the first nine months of fiscal 2010 compares to gross profit of $918,000 in the same period of the prior year. The change is primarily the result of the $639,000 loss recorded on the March 2010 sale of the assets and business of the Company’s wire harness operation. The remaining $0.5 million decrease in amount of gross profit is primarily due to decreased net sales and margins.
Selling and administrative expenses of $9,000,000, which includes Corporate administration expenses, in the first nine months of fiscal year 2010 decreased $1.7 million primarily as a result of the $2.3 million goodwill impairment charge recorded in the first nine months of fiscal year 2009. Changes of expense between years include acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million increased expense), increased compensation and benefits expense ($0.4 million), decreased menu board patent settlement expense ($0.2 million), decreased outside services expense ($0.2 million), decreased professional fees ($0.2 million), increased research and development expense ($0.2 million) and decreased depreciation expense ($0.1 million).
The All Other Category nine month fiscal 2010 operating loss of $(9,197,000) compares to an operating loss of $(9,822,000) in the same period last year. This $0.6 million decreased loss was the net result of decreased net sales and decreased gross profit, and decreased selling and administrative expenses.
Consolidated Results
The Company reported net interest expense of $99,000 in the first nine months of fiscal 2010 as compared to net interest income of $2,000 last year. The Company borrowed on its lines of credit occasionally in the first nine months of fiscal 2009 and essentially its only borrowings in the first nine months of fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology. Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $820,000 income tax expense (consolidated effective tax rate of 54.1%) in the first nine months of fiscal 2010 reflects an effective tax rate of 53% for the Company’s U.S. operations combined with a 30.4% effective tax rate for the Company’s Canadian operation. The U.S. effective tax rate has increased as compared to prior years because of the significance of certain permanent book-tax differences relative to the amount of taxable income, as well as an increase in state income taxes. The income tax benefit in the first nine months of fiscal 2009 was $427,000 on the Company’s pre-tax loss of $(13,584,000). This result was due to the majority of the goodwill impairment expense of $14.2 million not being deductible, resulting in a benefit of only $824,000. The Company recorded a $397,000 tax expense (which includes a $333,000 benefit related to a release of an uncertain income tax position liability associated with a voluntary disclosure program) related to the operations of the Company — which all nets to the $427,000 income tax benefit in the first nine months of fiscal 2009.
The Company reported a net income of $697,000 in the first nine months of fiscal 2010 as compared to a net loss of $(13,157,000) in the same period last year. The increased net income is primarily the result of increased net sales, increased gross profit, goodwill impairment in fiscal 2009 and none in fiscal 2010, partially offset by increased operating expenses, increased net interest expense and increased income tax expense. Diluted earnings per share were $0.03 in the first nine months of fiscal 2010 as compared to a loss of $(0.60) in the same period last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 24,085,000 shares as compared to 21,799,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.
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
At March 31, 2010, the Company had working capital of $73.7 million, compared to $72.5 million at June 30, 2009. The ratio of current assets to current liabilities was 4.68 to 1 as compared to a ratio of 4.70 to 1 at June 30, 2009. The $1.2 million increase in working capital from June 30, 2009 to March 31, 2010, which was influenced by the acquisition of AdL Technology in July 2009, was primarily related to increased cash and cash equivalents ($1.6 million), increased inventory ($0.8 million), and decreased accrued expenses ($0.5 million), partially offset by increased accounts payable ($0.9 million) and decreased net accounts receivable ($0.8 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.
The Company generated $12.2 million of cash from operating activities in the first nine months of fiscal 2010 as compared to a generation of $13.4 million in the same period last year. This $1.2 million decrease in net cash flows from operating activities is primarily the net result of greater net income ($13.9 million favorable), a loss on the sale of a subsidiary ($0.6 million favorable), goodwill impairment in fiscal 2009 and none in fiscal 2010 ($14.2 million unfavorable), less of a decrease in accounts receivable (unfavorable change of $6.2 million), less of a decrease in inventories (unfavorable change of $9.2 million), less of a reduction in customer prepayments (favorable change of $0.4 million), less of a reduction in accounts payable and other (favorable change of $12.5 million), more of a reduction in the reserve for bad debts (unfavorable $0.1 million), a larger increase in the inventory obsolescence reserve (favorable $0.1 million), increased stock option expense (favorable $0.2 million) and less of a decrease in deferred income tax assets rather than an increase (favorable $0.8 million).

Net accounts receivable were $28.9 million and $29.7 million at March 31, 2010 and June 30, 2009, respectively. The decrease of $0.8 million in net receivables is primarily due to combined effects of a higher amount of net sales in the third quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, decreased DSO, and the addition of LSI ADL Technology ($2.3 million). The DSO decreased to 46 days at March 31, 2010 from 51 days at June 30, 2009. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
Net inventories at March 31, 2010 increased $0.8 million from June 30, 2009 levels. Based on a strategy of reducing inventory and in response to customer programs and the timing of shipments, an inventory increase occurred in the first nine months of fiscal 2010 in the Lighting Segment of approximately $0.6 million (some of this inventory supports certain graphics programs), and inventory decreases occurred in the Graphics Segment of approximately $0.4 million, in the Technology Segment of approximately $1.2 million and in the All Other Category of approximately $1.5 million (which was primarily related to the Company’s sale of its wire harness operation). Additionally, the Company acquired AdL Technology (reported in the Electronic Components Segment), which increased net inventory in the first nine months of fiscal 2010 by $3.5 million.
Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of April 29, 2010. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2013. The Company previously also had a $10 million committed credit facility that it chose not to renew and therefore let it expire in the third quarter of fiscal 2010. Additionally, the Company has a separate $5 million line of credit, renewable annually in the fourth fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of April 29, 2010, all $5 million of this line of credit is available. The Company believes that $35 million total renewed lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2010 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
The Company used $4.7 million of cash related to investing activities in the first nine months of fiscal 2010 as compared to a use of $1.2 million in the same period last year, an unfavorable change of $3.5 million. The primary change between years relates to the amount of fixed assets purchased, $4,572,000 in fiscal 2010 as compared to $1,156,000 last year ($3.4 million unfavorable). Spending in both periods is primarily for tooling and equipment. The Company received $505,000 proceeds from the sale of fixed assets, almost entirely from the sale of the fixed assets of the Company’s wire harness operation. The other change between years relates to the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million unfavorable). The Company expects fiscal 2010 capital expenditures to be approximately $7.0 million, exclusive of business acquisitions. The increase in expected capital expenditures for fiscal 2010 over previous estimates relates to the Company’s strategy of devoting an additional $4 million to increase manufacturing capacity and replace old technology with updated state-of-the-art equipment during this recessionary period so as to be fully prepared when the economy improves.
The Company used $5.9 million of cash related to financing activities in the first nine months of fiscal 2010 as compared to a use of $5.5 million in the same period last year. The $0.3 million unfavorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology as compared to the fiscal 2009 pay down of the Company’s line of credit ($2.2 million unfavorable) and lower cash dividend payments ($1.8 million favorable). The $1.8 million reduction in dividend payments between years is primarily the result of a lower per share quarterly dividend rate beginning in the second quarter of fiscal 2009.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk and has no off balance sheet arrangements.
On April 21, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable May 11, 2010 to shareholders of record on May 4, 2010. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established an indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2010 consistent with the above dividend policy.
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
The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, and ASC Subtopic 985-605, Software: Revenue Recognition. Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.
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
Asset Impairment
Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other. The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Also see Note 7.

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
New Accounting Pronouncements:
In October 2009, the Financial Accounting Standards Board issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This amended guidance clarifies when revenue can be recognized when tangible products contain both software and non-software components in a multiple deliverable arrangement. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this amended guidance is adopted.
In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amended guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when this amended guidance is adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Registrant’s exposure to market risk since June 30, 2009. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 15 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed as of March 31, 2010 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2010, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the second quarter of fiscal 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
1/1/10 to 1/31/10	513	$5.71	513	(1)
2/1/10 to 2/28/10	458	$6.40	458	(1)
3/1/10 to 3/31/10	413	$7.09	413	(1)

Total	1,384	$6.35	1,384	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in the Plan. At March 31, 2010, the Plan held 232,123 shares of the Company.
ITEM 6. EXHIBITS
a) Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI Industries Inc.
BY:	/s/ Robert J. Ready
Robert J. Ready
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
May 10, 2010