Form 10-K
period 2010-06-30
LSI INDUSTRIES INC
filed 2010-09-08
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 0-13375
LSI INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	10000 Alliance Road Cincinnati, Ohio 45242 (Address of principal executive offices)	IRS Employer I.D. No. 31-0888951
(513) 793-3200
(Telephone number of principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $159,904,000 based upon a closing sale price of $7.88 per share as reported on The NASDAQ Global Select Market.
At August 27, 2010 there were 24,038,675 no par value Common Shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement filed with the Commission for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2010 FORM 10-K ANNUAL REPORT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments and the other risk factors that are identified herein. You are cautioned to not place undue reliance on these forward-looking statements. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS
Our Company
We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, eyewear chains, retail chain stores and automobile dealerships located primarily in the United States. In addition, we are a leading provider of digital solid-state LED (light emitting diode) video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.
Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, Target Stores, Wal-Mart Stores, Inc., Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.
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

Our business is organized as follows: the Lighting Segment, which represented 63% of our fiscal 2010 net sales; the Graphics Segment, which represented 27% of our fiscal 2010 net sales; the Technology Segment, which represented 2% of our fiscal 2010 net sales; the Electronic Components Segment, which represented 6% of our fiscal 2010 net sales; and an All Other Category, which represented 2% of our fiscal 2010 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 35%, 23%, and 28% of total net sales concentrated in this market in the fiscal years ended June 30, 2010, 2009, and 2008, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-32 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2010	2009	2008
Lighting Segment	$159,105	$160,475	$183,694
Graphics Segment	68,395	60,765	85,244
Technology Segment	4,505	4,576	9,136
Electronic Components Segment	16,116	—	—
All Other Category	6,281	7,983	27,212

Total Net Sales	$254,402	$233,799	$305,286

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
The $1.4 million or 0.9% decrease in Lighting Segment net sales in fiscal 2010 is primarily the net result of an $18.4 million or 18.9% decrease in commissioned net sales to the commercial and industrial lighting market, partially offset by a $17.0 million or 27.0% increase in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (7-Eleven, Inc. represented an increase of approximately $19.5 million as it replaced traditional lighting with solid-state LED lighting). Fiscal 2010 Lighting Segment net sales to the petroleum / convenience store market were approximately $51,462,000, representing 32% of total Lighting net sales. White light solid-state LED light fixtures represent a growth area for the Company, with fiscal 2010 Lighting Segment LED sales of approximately $37,800,000 (approximately 24% of total Lighting Segment net sales) up 496% from the prior year.

The $23.2 million or 12.6% decrease in Lighting Segment net sales in fiscal 2009 was primarily the result of a $13.3 million or 17% net decrease in lighting sales to our niche markets (petroleum / convenience stores, automotive dealerships, and quick service restaurants) and national retail accounts, and a $9.9 million or 9.2% decrease in commissioned net sales to the commercial / industrial lighting market. Fiscal 2009 Lighting Segment net sales to the petroleum / convenience store market were approximately $30,279,000, representing 19% of total Lighting net sales. White light solid-state LED light fixtures represent a growth area for the Company, with such fiscal 2009 Lighting Segment sales of approximately $6,340,000 (approximately 4% of total Lighting Segment net sales).
Graphics Segment
The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management (utilizing pre-qualified independent subcontractors throughout the United States) services for those customers who require the installation of interior or exterior graphics products.
Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share. However, this trend has slowed down during this recessionary period.
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
The $7.6 million or 12.6% increase in Graphics Segment net sales in fiscal 2010 is primarily the result of image conversion programs and sales to ten petroleum / convenience store customers ($16.1 million net increase), and the LED video sports screen market ($0.2 million increase). These increases were partially offset by the following decreases: a grocery retailer ($5.1 million decrease); five retail customers ($1.2 million net decrease); a national drug store retailer ($0.7 million decrease); a lawn care company ($0.4 million decrease); and changes in volume or completion of several other graphics programs. Fiscal 2010 Graphics Segment net sales to the petroleum / convenience store market were approximately $38,490,000, representing 56% of total Graphics net sales. Graphics Segment net sales related to LED products and installation totaled approximately $20,275,000 (approximately 30% of total Graphics Segment net sales).

The $24.5 million or 28.7% decrease in Graphics Segment net sales in fiscal 2009 was primarily the result of completion of programs for certain graphics customers, including an image conversion program for a national drug store retailer ($4.3 million decrease), two petroleum / convenience store customers’ programs ($25.7 million decrease), reductions of net sales to ten other petroleum / convenience store customers ($7.0 million decrease) and changes in volume or completion of other graphics programs. These decreases were partially offset by increased net sales to certain other customers, including a reimaging program for a grocery customer ($8.9 million increase), and sales of solid-state LED video screens for sports markets ($5.7 million increase). Fiscal 2009 Graphics Segment net sales to the petroleum / convenience store market were approximately $24,295,000, representing 40% of total Graphics net sales. Graphics Segment net sales related to LED products and installation totaled approximately $8,014,000 (approximately 13% of total Graphics Segment net sales).
Technology Segment
The Technology Segment, which is LSI Saco Technologies in Montreal, Canada, operates as a worldwide leader and pioneer in the design, production, and support of high-performance light engines and large format video screens using LED technology. LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. This technology generated development in the Company’s Lighting Segment of a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the traditional metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.
The $0.1 million or 1.6% decrease in Technology Segment net sales in fiscal 2010 relates primarily to decreased net sales of LED video screens to the entertainment market ($0.3 million) and decreased net sales of specialty LED lighting (0.1 million), partially offset by increased net sales to other customers. The $4.6 million or 50% decrease in Technology Segment net sales in fiscal 2009 related primarily to decreased sales of solid-state LED video screens for the sports and advertising markets ($3.0 million) and decreased sales of specialty LED lighting ($2.1 million), partially offset by increased sales of solid-state LED video screens to the entertainment market ($0.8 million).
Electronic Components Segment
The Electronic Components Segment was created on July 22, 2009 when the Company acquired AdL Technology Inc., which it renamed LSI ADL Technology, at a total purchase price of $15.8 million. The new subsidiary has continued to operate in Columbus, Ohio to design, engineer and manufacture custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. The Company acquired AdL Technology as a vertical integration of circuit boards for LED lighting as well as the Company’s other LED product lines such as digital scoreboards, advertising ribbons and billboards. LSI ADL Technology allows the Company to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components.
Net sales of the Electronic Components Segment were $16,116,000 in fiscal year 2010. In addition to these customer sales, the Electronic Components Segment also supplied a significant amount of products to both the Lighting and Graphics Segments.
All Other Category
The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the four reportable business segments. Operating results of LSI Marcole, LSI Adapt, LSI Images as well as Corporate Administrative expenses are included in the All Other Category. The major products and services offered by operations included in the All Other Category include: electrical wire harnesses (for LSI’s light fixtures and for the white goods or appliance industry); exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and installation management services related to products of the Graphics Segment.

Fiscal 2010 net sales of $6,281,000 decreased $1.7 million or 21.3% from the prior year primarily as the net result of decreased net sales to two quick service restaurant menu board customers ($0.8 million), decreased sales of electrical wire harnesses ($1.0 million) and changes in volume or completion of other customer programs. The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and will therefore have no further sales of wire harnesses. Fiscal 2009 net sales of $7,983,000 decreased $19.2 million or 71% from the prior fiscal year primarily as a net result of one menu board conversion program that was completed in fiscal 2008 ($19.8 million decrease).
Goodwill and Intangible Asset Impairment
In fiscal 2010, we recorded a $153,000 non-cash intangible asset impairment charge. Due to declining use of a trade name and a reduced outlook of future net sales, we determined that a trade name with a $137,000 carrying value in the Technology Segment was fully impaired. Additionally the Lighting Segment no longer sells a certain product that supported a $16,000 patent intangible asset, therefore it was fully impaired.
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
Our Competitive Strengths
Single Source Comprehensive Visual Image Solution Provider. We believe that we are the only company serving our target markets that combines significant graphics capabilities, lighting products and installation implementation capabilities to create comprehensive image solutions. We believe that our position as a single-source provider creates a competitive advantage over competitors who can only address either the lighting or the graphics component of a customer’s corporate visual image program. Using our broad visual image solutions capabilities, our customers can maintain complete control over the creation of their visual image programs while avoiding the added complexity of coordinating separate lighting and graphics suppliers and service providers. We can use high technology software to produce computer-generated virtual prototypes of a customer’s new or improved retail site image. We believe that these capabilities are unique to our target markets and they allow our customers to make educated, cost-effective decisions quickly.
Proven Ability to Penetrate Target Markets. We have grown our business by establishing a leadership position in the majority of our target markets as defined by our revenues, including petroleum/convenience stores, automobile dealerships and specialty retailers. Although our relationship with our customers may begin with the need for a single product or service, we leverage our broad product and service offering to identify additional products and solutions. We combine existing graphics, lighting and image element offerings, develop products and add services to create comprehensive solutions for our customers.

Product Development Focus. We believe that our ability to successfully identify and develop new products has allowed us to expand our market opportunity and enhance our market position. Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. In addition, we believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.
Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets, including customers such as BP, 7-Eleven, Chevron, CVS Caremark and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.
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
Sales, Marketing and Customers
Our lighting products are sold primarily throughout the United States, but also in Canada, Australia and Latin America (about 3% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, technology products, electronic components, and products and services sold by operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.
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

Our image center and i-Zone center capabilities are important parts of our sales process. The image center, unique within the lighting and graphics industry, is a facility that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that our image center and i-Zone center capabilities result in the best solution for our customers’ needs.
The image and i-Zone centers also contain comprehensive indoor and outdoor product display areas that allow our customers to see many of our products and services in one setting. This aids our customers in making quick and effective lighting and graphic design decisions through hands-on product demonstrations and side-by-side comparisons. More importantly, these capabilities allow us to expand our customer’s interest from just a single product into other products and solutions. We believe that our image center and i-Zone center capabilities have further enhanced our position as a highly qualified outsourcing partner capable of guiding a customer through image alternatives utilizing our lighting and graphics products and services. We believe this capability distinguishes us from our competitors and will become increasingly beneficial in attracting additional customers.
Manufacturing and Operations
We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. LED products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for any of our component parts.
The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire harnesses, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electrical components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our technology operation carries LED and LED component inventory due to longer lead times, makes products to order and ships shortly after assembly is complete. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment. Our electronic components operation purchases electronic components from multiple suppliers and manufactures custom electronic circuit boards. Most products are made to order and, as a result, this operation does not carry very much finished goods.
We believe we are a low-cost producer for our types of products, and as such, are in a position to promote our product lines with substantial marketing and sales activities.

We currently operate out of thirteen manufacturing facilities in seven states and Canada. During fiscal 2010 we sold a wire harness manufacturing facility and announced our intention to consolidate our smallest Lighting manufacturing facility into our largest facility. This consolidation is expected to be completed in the second quarter of fiscal 2011 and will reduce our number of facilities down to twelve.
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
Additional Information
Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $60.5 million and $40.5 million at June 30, 2010 and 2009, respectively. All orders are believed to be shippable or installed within twelve months. The increase as of June 30, 2010 relates primarily to a $38 million program with 7-Eleven, Inc. to install retrofit solid-state LED lighting at over 3,000 of its sites in North America.
We have approximately 1,160 full-time and 185 temporary employees as of June 30, 2010. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.
We file reports with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with the SEC. LSI is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K.
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
The Company purchases large quantities of raw materials and components — mainly steel, aluminum, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing nearly 62% of the cost of sales in both 2010 and 2009. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. As of August 2010, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times from electronic component suppliers have significantly increased for some component parts and prices of some of these electronic component parts have increased during this period of shortages.
We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.
Approximately 35% of our net sales in fiscal year 2010 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.
Difficulties with integrating acquisitions could adversely affect operating costs and expected benefits from those acquisitions.
We have pursued and may continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability, and may result in higher acquisition prices. The success of these acquisitions we do make will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations, retaining key employees of acquired companies and in managing strategic investments. Therefore, we may not realize the degree or timing of the benefits anticipated when we first enter into a transaction.

If acquisitions are made in the future and goodwill and intangible assets are recorded on the balance sheet, circumstances could arise in which the goodwill and intangible assets could become impaired and therefore would be written off.
We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets through acquisitions. As a result of acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If there were to be a decline in our market capitalization and a decline in estimated forecasted discounted cash flows, there could be an impairment of the goodwill and intangible assets. A non-cash impairment charge could be material to the earnings of the reporting period in which it is recorded.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company has thirteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft., (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

Description		Size	Location	Status

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Greenlee Lighting office and manufacturing	40,000 sq. ft. (includes 4,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned and Leased

8)	LSI Retail Graphics office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Woonsocket, RI	Owned (a)

9)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (b)

10)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

11)	LSI Saco Technologies office and manufacturing	30,000 sq. ft. (includes 7,000 sq. ft. of office space)	Montreal, Canada	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Columbus, OH	Owned

(a)	This represents two facilities.

(b)	The land at this facility is leased and the building is owned.
The Company considers these facilities (total of 1,390,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
Nothing to report.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-49 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-51 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”
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
At August 18, 2010, there were 502 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.
(b)	The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/10 to 4/30/10	422	$6.95	422	(1)
5/1/10 to 5/31/10	471	$6.32	471	(1)
6/1/10 to 6/30/10	462	$5.43	462	(1)

Total	1,355	$6.21	1,355	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s Common Shares during the five fiscal years ended June 30, 2010 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2005 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
“Selected Financial Data” begins on page F-51 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages F-1 through F-18 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.

Interest Rate Risk
The Company earns interest income on its cash, cash equivalents, and short-term investments (if any) and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to the risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s short-term cash investments and fourth quarter fiscal 2007 pay down of all variable rate debt, the adverse exposure to interest rate fluctuations has decreased considerably.
All of the Company’s $35,000,000 available lines of credit are subject to interest rate fluctuations, should the Company borrow on these lines of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.
Raw Material Price Risk
The Company purchases large quantities of raw materials and components, mainly steel, aluminum, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass, vinyls, inks, LEDs, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. Other than industry-wide electronic component supply shortages, the Company has not experienced any significant supply problems in recent years. Supply shortages of certain electronic components and certain other parts in fiscal 2010 has caused some production and shipment delays, and the Company is dealing with some increased supply chain lead times. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended June 30, 2010, the raw material component of cost of goods sold subject to price risk was approximately $124 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to rising material prices, the Company’s Lighting Segment announced price increases ranging from 4% to 6%, depending on the product, effective with late June 2010 orders. While competitors of the Company’s lighting business have announced similar price increases, the lighting market remains very price competitive. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.
Foreign Currency Translation Risk
As a result of the operation of a subsidiary in Montreal, Canada, the Company is exposed to fluctuations in foreign currency exchange rates in the operation of its Canadian business. However, a substantial amount of this business is conducted in U.S. dollars, therefore, any potential risk is deemed immaterial. Additionally, the financial transactions and financial statements of this subsidiary are recorded in U.S. dollars.

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
As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-19.

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 18, 2010, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the LSI Industries Inc. 1995 Directors’ Stock Option Plan and the 2003 Equity Compensation Plan) as of June 30, 2010.

(c)
Number of securities
	(a)		remaining available
	Number of securities to	(b)	for future issuance
	be issued upon	Weighted average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,123,086	$11.64	833,585
Equity compensation plans not approved by security holders	—	—	—

Total	2,123,086	$11.64	833,585

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Consolidated Financial Statement Schedules Appear as part of Item 8 of this Form 10-K.

(3)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

2.1
Purchase and Sale Agreement dated as of July 22, 2009 among LSI Industries Inc., LSI Acquisition Inc., ADL Technology Inc., ADL Engineering Inc., and Craig A. Miller, Kevin A. Kelly and David T. Feeney filed as Exhibit 2.1 to LSI’s Form 8-K filed July 24, 2009.

3.1	Articles of Incorporation of LSI filed as Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009.

3.3	Amended and Restated Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 8-K filed January 22, 2009.

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

10.3
Amendment to Credit Agreement dated November 4, 2009 among the Registrant, PNC Bank, National Association, in the capacity as syndication agent and administrative agent, PNC Bank, National Association, in its capacity as lender and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended September 30, 2009.

10.4
Amendment to Credit Agreement dated March 31, 2010 among the Registrant, PNC Bank, National Association, in its capacity as syndication agent and administrative agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed March 31, 2010.

10.5	Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor, filed as Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007.

10.6	Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant filed as Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007.

Exhibit No.		Exhibit Description

10.7		Amendment to Credit Agreement (Dated March 18, 2009) filed as Exhibit 10.1 to LSI’s Form 8-K filed March 18, 2009.

10.8
First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007.

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006) filed as Exhibit 10.9 to LSI’s Form 10-K for the fiscal year ended June 30, 2009.

10.10	*	Fourth Amendment to the LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006) filed as Exhibit 10.10 to LSI’s Form 10-K for the fiscal year ended June 30, 2009.

10.11	*	Fifth Amendment to the LSI Industries Inc. Retirement Plan (Amended and Restated as of February 1, 2006) filed as Exhibit 10 to LSI’s Form 10-Q for the quarter ended December 31, 2009.

10.12	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

10.13	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.14	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) filed as Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009.

10.15	*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

10.16	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 19, 2009) filed as Exhibit 10.2 to LSI’s Form 8-K filed November 19, 2009.

10.17	*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.18	*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

10.19	*	LSI Industries Inc. FY 2010 Bonus Scorecard filed as Exhibit 99.2 to LSI’s Form 8-K filed January 20, 2010.

10.20
Escrow Agreement dated as of July 22, 2009 among LSI Acquisition Inc., Craig A. Miller, Kevin A. Kelly, David T. Feeney and U.S. Bank, National Association filed as Exhibit 10.1 to LSI’s Form 8-K filed July 24, 2009.

Exhibit No.	Exhibit Description

10.21
Registration Rights Agreement dated as of July 22, 2009 by and between LSI Industries Inc. and Craig A. Miller, Kevin A. Kelly and David T. Feeney filed as Exhibit 10.2 to LSI’s Form 8-K filed July 24, 2009.

14	Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements
LSI will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to LSI’s reasonable expenses in furnishing such exhibit. The exhibits identified herein as being filed with the SEC have been so filed with the SEC but may not be included in this version of the Annual Report to Shareholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 8, 2010 Date	BY:	/s/ Robert J. Ready Robert J. Ready
Chairman of the Board, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready Robert J. Ready Date: September 8, 2010	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Ronald S. Stowell Ronald S. Stowell Date: September 8, 2010	Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider Gary P. Kreider	Director
Date: September 8, 2010

/s/ Dennis B. Meyer Dennis B. Meyer	Director
Date: September 8, 2010

/s/ Wilfred T. O’Gara Wilfred T. O’Gara	Director
Date: September 8, 2010

/s/ Mark A. Serrianne Mark A. Serrianne	Director
Date: September 8, 2010

/s/ James P. Sferra James P. Sferra	Secretary; Executive Vice President — Manufacturing; and Director
Date: September 8, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-K in the “Safe Harbor” Statement should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Net Sales by Business Segment

(In thousands)	2010	2009	2008
Lighting Segment	$159,105	$160,475	$183,694
Graphics Segment	68,395	60,765	85,244
Technology Segment	4,505	4,576	9,136
Electronic Components Segment	16,116	—	—
All Other Category	6,281	7,983	27,212

	$254,402	$233,799	$305,286

Operating Income (Loss) by Business Segment

(In thousands)	2010	2009	2008
Lighting Segment	$9,335	$(3,911)	$15,310
Graphics Segment	3,507	2,646	(14,027)
Technology Segment	(653)	(486)	(4,876)
Electronic Components Segment	2,279	—	—
All Other Category	(12,559)	(12,660)	(7,377)

	$1,909	$(14,411)	$(10,970)

Summary Comments
Fiscal 2010 net sales of $254,402,000 increased $20.6 million or 8.8% as compared to fiscal 2009. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $7.6 million or 12.6%), and the addition of the Electronic Components Segment (effective with the July 22, 2009 acquisition of AdL Technology) which added $16.1 million of net sales. Net sales were unfavorably influenced by decreased All Other Category net sales (down $1.7 million or 21.3%), decreased Lighting Segment net sales (down $1.4 million or 0.9%) and decreased Technology Segment net sales (down $0.1 million or 1.6%). The Company sold its wire harness business in the third quarter of fiscal 2010 and incurred a pre-tax loss of $639,000 which is included in the operating loss of the All Other Category. In fiscal 2010, the Company recorded pre-tax intangible asset impairments of $153,000, as compared to a fiscal 2009 pre-tax goodwill impairments totaling $14,467,000 — see the paragraph below regarding goodwill and intangible asset impairments and the section below on Non-GAAP Financial Measures. Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $89,952,000 or 35% of total net sales and $54,574,000 or 23% of total net sales in fiscal 2010 and 2009, respectively. The $35.4 million or 65% increase is primarily due to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($36.6 million increase). The Company expects to substantially complete the conversion to solid-state LED lighting at the remaining approximately 2,800 non-petroleum retail sites by the end of calendar 2010. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company recorded intangible asset impairment expenses in fiscal 2010 totaling $153,000 ($16,000 in the Lighting Segment and $137,000 in the Technology Segment). There were no such intangible asset impairment expenses in fiscal 2009. The Company recorded significant goodwill impairment expenses in fiscal 2009 totaling $14,467,000 ($11.2 million in the Lighting Segment, $0.7 million in the Graphics Segment and $2.6 million in the All Other Category). There were no such goodwill impairment expenses in fiscal 2010.
The Company also recorded significant acquisition-related and other professional fees expenses in fiscal 2010, totaling $1,198,000 ($678,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI ADL Technology; and $520,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology). There were no such similar significant expenses in fiscal 2009. See also the section below on Non-GAAP Financial Measures.
The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	FY 2010	FY 2009	% Increase
First Quarter	$17,999	$8,798	105%
Second Quarter	18,533	2,784	566%

First Half	36,532	11,582	215%
Third Quarter	11,510	3,086	273%

Nine Months	48,042	14,668	228%
Fourth Quarter	14,538	4,262	241%

Full Year	$62,580	$18,930	231%

As fiscal 2010 progressed, the Company continued to encounter the effects of a global economic recession with significant negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business. Taken as a whole, these factors continue to cause a substantial reduction in demand for our lighting and graphics products. Virtually all of our markets have been adversely impacted and our business has suffered as a result. During these difficult and uncertain economic conditions, we continue to take a number of proactive steps to “right size” LSI Industries to meet today’s challenges. Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow. We believe the economy will continue to improve even though the time frame for such improvement is uncertain at this time. As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic conditions that will likely continue to impact results during the next several quarters. LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions improve.

Non-GAAP Financial Measures
The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income (loss) for the 2010 and 2009 fiscal years. Adjusted net income and earnings per share, which exclude the loss on the sale of LSI Marcole, goodwill and intangible asset impairments, a loss contingency related to a menu board patent litigation, and the impact of the LSI ADL Technology acquisition deal costs and acquisition-related fair value inventory adjustments, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income (loss) for the periods indicated.

	FY 2010			FY 2009			FY 2008
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$1,424		$0.06	$(13,414)		$(0.62)	$(13,048)		$(0.60)

Adjustment for the loss on sale of LSI Marcole, inclusive of the income tax effect	422	(1)	0.02	—		—	—		—

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	791	(2)	0.03	—		—	—		—

Adjustment for the loss contingency related to the menu board patent litigation, inclusive of the income tax effect	—		—	125	(3)	0.01	1,741	(4)	0.08

Adjustment for goodwill and intangible asset impairments, inclusive of the income tax effect	148	(5)	0.01	13,583	(6)	0.62	22,932	(7)	1.05

Adjusted net income and earnings per share	$2,785		$0.12	$294		$0.01	$11,625		$0.53

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated, with appropriate consideration given for the permanent non-deductible portion of the goodwill impairments in fiscal 2009 and 2008. The income tax effects were as follows (In thousands):

(1)	$217

(2)	$407

(3)	$75

(4)	$1,059

(5)	$5

(6)	$884

(7)	$5,023

Results of Operations
2010 Compared to 2009
Lighting Segment

(In thousands)	2010	2009

Net Sales	$159,105	$160,475
Gross Profit	$37,185	$36,403
Operating Income (Loss)	$9,335	$(3,911)
Lighting Segment net sales of $159,105,000 in fiscal 2010 decreased 0.9% from fiscal 2009 net sales of $160,475,000. The $1.4 million decrease in Lighting Segment net sales is primarily the net result of a $17.0 million or 27% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 70%, net sales to the automotive dealership market were down 29%, and net sales to the quick service restaurant market were down 39%) and national retail accounts, and an $18.4 million or 18.9% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 32% and 19% of Lighting Segment net sales in the fiscal years 2010 and 2009, respectively. Net sales of lighting to this, the Company’s largest niche market, were up 70.0% from last year to $51,462,000, with approximately $21.4 million related to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders received for their non-petroleum convenience stores to be converted in the first half of fiscal 2011. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $37.8 million in fiscal 2010, representing a 496% increase from fiscal 2009 net sales of solid-state LED light fixtures of $6.3 million.
Gross profit of $37,185,000 in fiscal 2010 increased $0.8 million or 2.1% from fiscal 2009, and increased from 21.9% to 22.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of decreased net sales at increased margins, increased overhead absorption and reduced freight costs. The following items also influenced the Lighting Segment’s gross profit margin: competitive pricing pressures; $1.0 million increased benefits and compensation; $1.1 million increased warranty costs; $0.4 million decreased utilities; $0.3 million decreased depreciation expense; and $0.2 million increased property and real estate taxes.
Selling and administrative expenses of $27,834,000 in fiscal year 2010 decreased $1.3 million primarily as the net result of: increased employee compensation and benefits expense ($0.6 million); decreased sales commission expense ($1.1 million); increased research and development expense ($0.9 million); decreased outside services expense ($0.2 million); decreased customer relations expense ($0.5 million); decreased royalty expense ($0.4 million); and decreased warranty expense ($0.4 million).
The Lighting Segment recorded a fiscal 2010 patent intangible asset impairment expense of $16,000 as compared to a fiscal 2009 goodwill impairment expense of $11,185,000, resulting in a favorable change of $11.2 million.
The Lighting Segment fiscal 2010 operating income of $9,335,000 compares to an operating loss of $(3,911,000) in fiscal 2009. This improvement of $13.2 million was the net result of decreased net sales, increased gross profit, and decreased selling and administrative expenses, and decreased impairment expense.

Graphics Segment

(In thousands)	2010	2009

Net Sales	$68,395	$60,765
Gross Profit	$13,781	$13,382
Operating Income	$3,507	$2,646
Graphics Segment net sales of $68,395,000 in fiscal 2010 increased 12.6% from fiscal 2009 net sales of $60,765,000. The $7.6 million increase in Graphics Segment net sales is primarily the result of image conversion programs and sales to ten petroleum / convenience store customers ($16.1 million net increase), a grocery retailer ($5.1 million decrease), five retail customers ($1.2 million net decrease), the LED video sports screen market ($0.2 million increase), a national drug store retailer ($0.7 million decrease), a lawn care company ($0.4 million decrease), and changes in volume or completion of several other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 56% and 40% of Graphics Segment net sales in fiscal years 2010 and 2009, respectively. Net sales of graphics to this, the Company’s largest niche market, were up 58% from last year to $38,490,000, with approximately $17.1 million related to a program with 7-Eleven, Inc., who is replacing traditional sign lighting with solid-state LED lighting. The Company expects to continue to make sales to this particular customer pursuant to new orders received for their non-petroleum convenience stores to be converted primarily in the first nine months of fiscal year 2011. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $20.3 million in fiscal 2010 as compared to $8.0 million in the prior year.
Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within existing retail stores. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.
Gross profit of $13,781,000 in fiscal 2010 increased $0.4 million or 3% from fiscal 2009, and decreased from 21.5% to 19.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to increased Graphics net sales at lower margins. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.1 million of increased indirect wage, compensation and benefits costs; $0.4 million increased warranty expense; $0.1 million decreased supplies expense; $0.1 million decreased rental expense; and $0.3 million decreased depreciation and utilities).
Selling and administrative expenses of $10,274,000 in fiscal 2010 increased $0.3 million primarily as a net result of decreased compensation and benefits ($0.1 million), increased bad debt expense ($0.3 million), increased customer relations expense ($0.2 million), and decreased outside services expense ($0.1 million).

The Graphics Segment recorded a fiscal 2009 goodwill impairment expense of $716,000 with no similar expense in fiscal 2010, resulting in a favorable change of $0.7 million.
The Graphics Segment fiscal 2010 operating income of $3,507,000 increased $0.9 million or 32.5% from operating income of $2,646,000 in fiscal 2009. The $0.9 million increase in operating income was the result of increased net sales, increased gross profit, increased selling and administrative expenses, and decreased impairment expense.
Technology Segment

(In thousands)	2010	2009

Net Sales	$4,505	$4,576
Gross Profit	$734	$1,028
Operating Income (Loss)	$(653)	$(486)
Technology Segment net sales of $4,505,000 in fiscal 2010 decreased 1.6% from fiscal 2009 net sales of $4,576,000. The $0.1 million decrease in Technology Segment net sales is primarily the result of decreased sales of solid-state LED video screens to the entertainment market ($0.3 million) and decreased sales of specialty LED lighting ($0.1 million), partially offset by increased net sales to other customers.
Gross profit of $734,000 in fiscal 2010 decreased $0.3 million from fiscal 2009, and changed from 11.5% to 9.3% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The decrease is related to the drop in sales volume and increased warranty expense ($0.2 million).
Selling and administrative expenses of $1,250,000 in fiscal year 2010 decreased $0.3 million, and decreased to 15.8% from 16.9% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). Selling and administrative expenses were down in line with reduced net sales, including $0.2 million reduced outside services, $0.2 million increased royalty expense, $0.1 million reduced bad debt reserve, $0.1 million reduced depreciation expense, $0.1 million reduced intangible asset amortization expense, and $0.1 million reduced warranty expense.
The Technology Segment recorded a fiscal 2010 intangible asset impairment expense of $137,000, with no similar expense in fiscal 2009, resulting in an unfavorable change of $0.1 million.
The Technology Segment fiscal 2010 operating loss of $(653,000) compares to an operating loss of $(486,000) in fiscal 2009. The decrease in operating income of $0.2 million was the net result of decreased net sales and gross profit, and a fiscal 2010 impairment expense, partially offset by decreased selling and administrative expenses.
Electronic Components Segment

(In thousands)	2010	2009

Net Sales	$16,116	$—
Gross Profit	$3,847	$—
Operating Income	$2,279	$—

Electronic Components Segment results include the operations of LSI ADL Technology, a subsidiary that the Company acquired in July 2009. Therefore, the net sales and operating income in fiscal 2010 are incremental additions to the Company’s results as there were no net sales or operating income in fiscal 2009. Operating income in fiscal 2010 was reduced by $678,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.
All Other Category

(In thousands)	2010	2009

Net Sales	$6,281	$7,983
Gross Profit	$186	$1,014
Operating (Loss)	$(12,559)	$(12,660)
All Other Category net sales of $6,281,000 in fiscal 2010 decreased 21.3% from fiscal 2009 net sales of $7,983,000. The $1.7 million decrease in the All Other Category net sales is primarily the net result of net decreased sales to two quick service restaurant menu board customers ($0.8 million), decreased sales of electrical wire harnesses ($1.0 million) and changes in volume or completion of other customer programs. The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and will therefore have no further sales of wire harnesses.
The gross profit of $186,000 in fiscal 2010 compares to gross profit of $1,014,000 in fiscal 2009. The change is primarily the result of the $639,000 loss recorded on the March 2010 sale of the assets and business of the Company’s wire harness operation. The remaining $0.2 million decrease in amount of gross profit is primarily due to decreased net sales and margins, and decreased indirect wage compensation and benefits.
Selling and administrative expenses of $12,745,000, which includes Corporate administration expenses, increased $1.6 million in fiscal year 2010. Changes of expense between years include acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million increased expense), increased compensation, benefits and stock option expense ($1.4 million), decreased menu board patent settlement expense ($0.2 million), decreased outside services expense ($0.4 million), decreased professional fees ($0.2 million), increased research and development expense ($0.2 million), decrease royalty income ($0.3 million), and decreased depreciation expense ($0.1 million).
The All Other Category recorded a fiscal 2009 goodwill impairment expense of $2,566,000 with no similar expense in fiscal 2010, resulting in a favorable change of $2.6 million.
The All Other Category fiscal 2010 operating loss of $(12,559,000) compares to an operating loss of $(12,660,000) in fiscal 2009. This $0.1 million decreased loss was the net result of decreased net sales, decreased gross profit, and less goodwill impairment, partially offset by increased selling and administrative expenses.
Consolidated Results
The Company reported net interest expense of $125,000 in fiscal 2010 as compared to net interest income of $8,000 in fiscal 2009. The Company borrowed on its lines of credit occasionally in fiscal 2009 and essentially its only borrowings in fiscal 2010 were related to the mortgage loan assumed in the acquisition of AdL Technology. Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $360,000 income tax expense in fiscal 2010 represents a consolidated effective tax rate of 20.2%. This is the net result of a U.S. federal income tax rate of 34% influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by an increase in state income taxes, and by full valuation reserves on the Company’s Canadian tax position and a certain state deferred income tax asset. The income tax benefit in fiscal 2009 of $989,000 reflects a tax benefit of $105,000 related to the operations of the Company (which includes a $333,000 release of an uncertain income tax liability associated with a voluntary disclosure program) and a tax benefit of $884,000 associated with the $14,467,000 impairment of goodwill (the majority of which was non-deductible for tax purposes).
The Company reported a net income of $1,424,000 in fiscal 2010 as compared to a net loss of $(13,414,000) in fiscal 2009. The increased net income is primarily the result of increased net sales, increased gross profit, and significant goodwill impairment in fiscal 2009 as compared to a minor intangible asset impairment in fiscal 2010, partially offset by increased operating expenses, increased net interest expense and increased income tax expense. Diluted earnings per share were $0.06 in fiscal 2010 as compared to a loss of $(0.62) last year. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 24,134,000 shares as compared to 21,800,000 shares last year, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.
2009 Compared to 2008
Lighting Segment

(In thousands)	2009	2008

Net Sales	$160,475	$183,694
Gross Profit	$36,403	$48,773
Operating Income (Loss)	$(3,911)	$15,310
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
Graphics Segment

(In thousands)	2009	2008

Net Sales	$60,765	$85,244
Gross Profit	$13,382	$21,507
Operating Income (Loss)	$2,646	$(14,027)
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
Technology Segment

(In thousands)	2009	2008

Net Sales	$4,576	$9,136
Gross Profit	$1,028	$1,229
Operating Income (Loss)	$(486)	$(4,876)
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
All Other Category

(In thousands)	2009	2008

Net Sales	$7,983	$27,212
Gross Profit	$1,014	$8,918
Operating Income (Loss)	$(12,660)	$(7,377)
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
The $989,000 income tax benefit in fiscal 2009 reflects a tax benefit of $105,000 related to the operations of the Company (which includes a $333,000 release of an uncertain income tax liability associated with a voluntary disclosure program) and a tax benefit of $884,000 associated with the $14,467,000 impairment of goodwill (the majority of which was non-deductible for tax purposes). Income tax expense in fiscal 2008 was $2,357,000, which is reflective of income tax expense on the reduced normal operating results, $1.8 million of valuation reserves on the Company’s Canadian net operating loss tax benefit and on Canadian tax credits, and the tax benefit recorded on the impairment charges (goodwill and intangible assets), some of which is not deductible for tax purposes.
The Company reported a net loss of $(13,414,000) in fiscal 2009 as compared to a net loss of $(13,048,000) last year. The increased net loss is primarily the result of decreased operating income in all Segments (which includes pre-tax goodwill and intangible asset impairments of $14,467,000 and $27,955,000 in fiscal years 2009 and 2008, respectively) and less net interest income, partially offset by decreased income tax expense. The diluted loss per share was $(0.62) in fiscal 2009, as compared to a diluted loss per share of $(0.60) last year. The weighted average common shares outstanding for purposes of computing diluted (loss) per share in fiscal 2009 were 21,800,000 shares as compared to 21,764,000 shares last year.

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
At June 30, 2010, the Company had working capital of $73.6 million, compared to $72.5 million at June 30, 2009. The ratio of current assets to current liabilities was 3.85 to 1 as compared to a ratio of 4.70 to 1 at June 30, 2009. The $1.1 million increase in working capital from June 30, 2009 to June 30, 2010, which was influenced by the acquisition of AdL Technology in July 2009, was primarily related to increased cash and cash equivalents ($3.4 million), increased net accounts receivable ($5.6 million), partially offset by increased accounts payable ($3.3 million), increased accrued expenses ($2.9 million), decreased other current assets ($1.6 million), and decreased inventory ($0.1 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.
The Company generated $16.7 million of cash from operating activities in fiscal 2010 as compared to a generation of $16.5 million in the prior year. This $0.2 million increase in net cash flows from operating activities is primarily the net result of greater net income ($14.8 million favorable), a loss on the sale of a subsidiary ($0.6 million favorable), significant goodwill impairment in fiscal 2009 as compared to a much smaller impairment of intangible assets in fiscal 2010 ($14.3 million unfavorable), an increase in accounts receivable rather than a decrease (unfavorable change of $13.0 million), less of a decrease in inventories (unfavorable change of $7.7 million), an increase in customer prepayments rather than a slight decrease (favorable change of $0.4 million), an increase in accounts payable rather than a decrease (favorable change of $8.7 million), an increase rather than a decrease in accrued expenses and other (favorable $7.1 million), a decrease rather than an increase in refundable income taxes (favorable $4.3 million), more of a reduction in the reserve for bad debts (unfavorable $0.1 million), an increase in the inventory obsolescence reserve rather than a decrease (favorable $0.4 million), increased stock option expense (favorable $1.4 million) and an increase in deferred income tax assets rather than a decrease (unfavorable $2.6 million).
Net accounts receivable and notes receivable were $35.3 million and $29.7 million at June 30, 2010 and June 30, 2009, respectively. The increase of $5.6 million in net receivables is primarily due to combined effects of a higher amount of net sales in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, decreased DSO, and the addition of LSI ADL Technology ($3.0 million). The DSO decreased to 48 days at June 30, 2010 from 51 days at June 30, 2009. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.
Net inventories at June 30, 2010 decreased $0.1 million from June 30, 2009 levels. Based on a strategy of reducing inventory and in response to customer programs and the timing of shipments, a net inventory increase occurred in fiscal 2010 in the Lighting Segment of approximately $0.7 million (some of this inventory supports certain graphics programs), and net inventory decreases occurred in the Graphics Segment of approximately $0.8 million, in the Technology Segment of approximately $1.7 million and in the All Other Category of approximately $1.7 million (which was primarily related to the Company’s sale of its wire harness operation). Additionally, the Company acquired AdL Technology (reported in the Electronic Components Segment), which increased net inventory in fiscal 2010 by $3.5 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of August 27, 2010. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2013. The Company previously also had a $10 million committed credit facility that it chose not to renew and therefore let it expire in the third quarter of fiscal 2010. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of August 27, 2010, all $5 million of this line of credit is available. The Company believes that $35 million total renewed lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2011 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.
The Company used $6.3 million of cash related to investing activities in fiscal 2010 as compared to a use of $3.0 million in the prior year, an unfavorable change of $3.3 million. The primary change between years relates to the amount of fixed assets purchased, $6,150,000 in fiscal 2010 as compared to $2,994,000 last year ($3.2 million unfavorable). Spending in both periods is primarily for tooling and equipment, with a manufacturing facility also being purchased in the fourth quarter of fiscal 2009. The Company received $521,000 in proceeds from the sale of fixed assets, almost entirely from the sale of the fixed assets of the Company’s wire harness operation. The other change between years relates to the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million unfavorable). The Company expects fiscal 2011 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.
The Company used $7.0 million of cash related to financing activities in fiscal 2010 as compared to a use of $6.5 million in the prior year. The $0.5 million unfavorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology as compared to the fiscal 2009 net zero activity on the Company’s line of credit ($2.2 million unfavorable) and lower cash dividend payments ($1.7 million favorable). The $1.7 million reduction in dividend payments between years is primarily the result of a lower per share quarterly dividend rate beginning in the second quarter of fiscal 2009. The Company also used less cash in fiscal 2010 than in the prior year to purchase treasury shares for its nonqualified deferred compensation plan ($0.1 million favorable).
The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.
Off-Balance Sheet Arrangements
The Company has no financial instruments with off-balance sheet risk and has no off balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2010 (a)	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$1,132	$33	$1,099	$—	$—
Interest on Long-Term Debt	187	87	100	—	—
Operating Lease Obligations	4,148	1,607	2,334	203	4
Purchase Obligations	14,409	14,020	333	42	14
Other Long-Term Liabilities	96	86	10	—	—

Total	$19,972	$15,833	$3,876	$245	$18

(a)	The liability for uncertain tax positions of $2.5 million is not included due to the uncertainty of timing of payments.

On August 18, 2010 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable September 7, 2010 to shareholders of record on August 31, 2010. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established the indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2011 consistent with the above dividend policy.
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
The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition: Multiple—Element Arrangements, and ASC Subtopic 985-605, Software: Revenue Recognition. Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.
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
The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.
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

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant as required by Accounting Standards Codification Topic 360, Property, Plant, and Equipment. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.
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
In April 2010, the Financial Accounting Standards Board issued ASU 2010-17, “Revenue Recognition — Milestone Method.” The amended guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development transactions. The amended guidance will be effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 or the company’s fiscal year 2011. The Company does not expect any impact on its consolidated results of operations, cash flows or financial position when the amended guidance is adopted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2010, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
The Board of Directors meets its responsibility for overview of the Company’s financial statements through its Audit Committee which is composed entirely of independent Directors who are not employees of the Company. The Audit Committee meets periodically with Management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. Grant Thornton LLP has full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.
Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2010. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.
Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)
Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited LSI Industries Inc. (an Ohio corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LSI Industries Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on LSI Industries Inc. and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, LSI Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, cash flows, and financial statement schedule as of and for the year ended June 30, 2010 of LSI Industries Inc. and subsidiaries, and our report dated September 8, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Grant Thornton LLP
Cincinnati, Ohio
September 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheet of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2010. Our audit of the basic consolidated financial statements included the financial statement schedule for the year ended June 30, 2010 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSI Industries Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Cincinnati, Ohio
September 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheet of LSI Industries Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 for the years ended June 30, 2009 and 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended June 30, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of accounting for uncertainty in income taxes in Financial Accounting Standards Board Accounting Standards Codification Topic No. 740, Income Taxes, on July 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2009

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2010, 2009, and 2008
(In thousands, except per share)

	2010	2009	2008

Net sales	$254,402	$233,799	$305,286

Cost of products and services sold	198,030	181,972	224,859

Loss on sale of subsidiary	639	—	—

Total cost of products and services sold	198,669	181,972	224,859

Gross profit	55,733	51,827	80,427

Selling and administrative expenses	53,671	51,571	60,642

Loss contingency (see Note 13)	—	200	2,800

Goodwill and intangible asset impairment	153	14,467	27,955

Operating income (loss)	1,909	(14,411)	(10,970)

Interest (income)	(28)	(97)	(360)

Interest expense	153	89	81

Income (loss) before income taxes	1,784	(14,403)	(10,691)

Income tax expense (benefit)	360	(989)	2,357

Net income (loss)	$1,424	$(13,414)	$(13,048)

Earnings (loss) per common share (see Note 4)

Basic	$0.06	$(0.62)	$(0.60)

Diluted	$0.06	$(0.62)	$(0.60)

Weighted average common shares outstanding

Basic	24,128	21,800	21,764

Diluted	24,134	21,800	21,764

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009
(In thousands, except shares)

	2010	2009

ASSETS

Current Assets

Cash and cash equivalents	$17,417	$13,986

Accounts and notes receivable, less allowance for doubtful accounts of $399 and $532, respectively	35,254	29,681

Inventories	40,082	40,196

Refundable income taxes	1,146	3,619

Other current assets	5,512	4,635

Total current assets	99,411	92,117

Property, Plant and Equipment, at cost
Land	6,784	6,501
Buildings	36,148	35,270
Machinery and equipment	65,507	61,342
Construction in progress	434	167

	108,873	103,280
Less accumulated depreciation	(63,962)	(61,237)

Net property, plant and equipment	44,911	42,043

Goodwill, net	10,766	1,558

Other Intangible Assets, net	15,103	12,981

Other Long-Term Assets, net	3,654	4,419

Total assets	$173,845	$153,118

The accompanying notes are an
integral part of these financial statements.

	2010	2009

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$33	$—
Accounts payable	12,553	9,249
Accrued expenses	13,257	10,368

Total current liabilities	25,843	19,617

Other Long-Term Liabilities	3,784	3,028

Commitments and contingencies (Note 13)	—	—

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,054,213 and 21,579,741 shares, respectively	99,963	82,833
Retained earnings	44,255	47,640

Total shareholders’ equity	144,218	130,473

Total liabilities & shareholders’ equity	$173,845	$153,118

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2010, 2009, and 2008
(In thousands, except per share)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2007	21,493	$79,326	$96,735	$176,061

Net (loss)	—	—	(13,048)	(13,048)
Adoption of reserve for uncertain tax positions	—	—	(2,582)	(2,582)
Stock compensation awards	2	44	—	44
Purchase of treasury shares, net	(7)	(177)	—	(177)
Deferred stock compensation	—	150	—	150
Stock option expense	—	1,246	—	1,246
Stock options exercised, net	97	1,076	—	1,076
Dividends — $0.63 per share	—	—	(13,580)	(13,580)

Balance at June 30, 2008	21,585	81,665	67,525	149,190

Net (loss)	—	—	(13,414)	(13,414)
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(11)	(29)	—	(29)
Deferred stock compensation	—	(28)	—	(28)
Stock option expense	—	1,184	—	1,184
Stock options exercised, net	—	—	—	—
Dividends — $0.30 per share	—	—	(6,471)	(6,471)

Balance at June 30, 2009	21,580	82,833	47,640	130,473

Net income	—	—	1,424	1,424
Stock compensation awards	7	46	—	46
Purchase of treasury shares, net	(2)	52	—	52
Deferred stock compensation	—	(49)	—	(49)
Stock option expense	—	2,633	—	2,633
Stock options exercised, net	—	—	—	—
Common shares issued for acquisition	2,469	14,448	—	14,448
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2010	24,054	$99,963	$44,255	$144,218

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Cash Flows From Operating Activities

Net income (loss)	$1,424	$(13,414)	$(13,048)

Non-cash items included in net income (loss)
Depreciation and amortization	7,849	7,746	8,789
Loss on sale of a subsidiary	639	—	—
Goodwill and intangible asset impairment	153	14,467	27,955
Deferred income taxes	(1,564)	1,001	(5,904)
Deferred compensation plan	(49)	(28)	150
Stock option expense	2,633	1,184	1,246
Issuance of common shares as compensation	46	41	44
Loss on disposition of fixed assets	41	36	59
Allowance for doubtful accounts	(142)	(53)	(237)
Inventory obsolescence reserve	176	(228)	(32)

Change in certain assets and liabilities, net of acquisition
Accounts and notes receivable	(3,751)	9,229	17,130
Inventories	2,826	10,541	(746)
Refundable income taxes	2,473	(1,785)	(1,470)
Accounts payable	2,487	(6,203)	(4,382)
Accrued expenses and other	1,071	(6,044)	(224)
Customer prepayments	417	(4)	(16,670)

Net cash flows provided by operating activities	16,729	16,486	12,660

Cash Flows From Investing Activities

Purchases of property, plant, and equipment	(6,150)	(2,994)	(3,723)
Proceeds from sale of fixed assets	521	2	5
Proceeds from sale of short-term investments	—	—	8,000
Acquisition of a business, net of cash received	(675)	—	—

Net cash flows provided by (used in) investing activities	(6,304)	(2,992)	4,282

Cash Flows From Financing Activities

Payment of long-term debt	(2,237)	(1,282)	(958)
Proceeds from issuance of long-term debt	—	1,282	958
Cash dividends paid	(4,809)	(6,471)	(13,580)
Purchase of treasury shares	(111)	(188)	(262)
Issuance of treasury shares	163	159	85
Exercise of stock options	—	—	1,076

Net cash flows (used in) financing activities	(6,994)	(6,500)	(12,681)

Increase in cash and cash equivalents	3,431	6,994	4,261

Cash and cash equivalents at beginning of year	13,986	6,992	2,731

Cash and cash equivalents at end of year	$17,417	$13,986	$6,992

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
Revenue Recognition:
Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Revenue from product sales is typically recognized at time of shipment. In certain arrangements with customers, as is the case with the sale of some of our solid-state LED (light emitting diode) video screens, revenue is recognized upon customer acceptance of the video screen at the job site. Sales are recorded net of estimated returns, rebates and discounts. Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.
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
The following table presents the Company’s net accounts and notes receivable at the dates indicated.

	June 30,	June 30,
(In thousands)	2010	2009

Accounts and notes receivable	$35,653	$30,213
less Allowance for doubtful accounts	(399)	(532)

Accounts and notes receivable, net	$35,254	$29,681

Cash and Cash Equivalents:
The cash balance includes cash and cash equivalents which have original maturities of less than three months. The Company maintains balances at financial institutions in the United States and Canada. The balances at financial institutions in Canada are not covered by insurance. As of June 30, 2010 and 2009, the Company had bank balances of $18,530,000 and $1,741,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.
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
The following table presents the Company’s property, plant and equipment at the dates indicated.

	June 30,	June 30,
(In thousands)	2010	2009

Property, plant and equipment, at cost	$108,873	$103,280
less Accumulated depreciation	(63,962)	(61,237)

Property, plant and equipment, net	$44,911	$42,043

The Company recorded $5,294,000, $5,667,000 and $6,463,000 of depreciation expense in the years ended June 30, 2010, 2009 and 2008, respectively.
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
Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Twelve	Twelve
	Months Ended	Months Ended
	June 30,	June 30,
(In thousands)	2010	2009

Balance at beginning of the period	$223	$257
Additions charged to expense	1,870	557
Addition from acquisition	5	—
Deductions for repairs and replacements	(1,509)	(591)

Balance at end of the period	$589	$223

Employee Benefit Plans:
The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $943,000 in 2010, $1,592,000 in 2009, and $2,197,000 in 2008.

Research and Development Costs:
Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs. All costs are expensed as incurred and are classified as operating expenses. The Company follows the requirements of ASC Subtopic 985-20, Software: Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products. Research and development costs incurred related to both product and software development totaled $5,148,000, $4,052,000 and $4,111,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
Advertising Expense:
The Company recorded $281,000, $301,000, and $530,000 of advertising expense in 2010, 2009 and 2008, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.
Earnings Per Common Share:
The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 238,000 shares in 2010, 226,000 shares in 2009 and 210,000 shares in 2008. See further discussion in Note 4.
Stock Options:
The Company measures the cost of employee services received in exchange for an award of equity instruments and recognizes this cost over the period during which an employee is required to provide the services.
There were no disqualifying dispositions of shares from stock option exercises in fiscal years 2010 or 2009. The Company recorded $228,500 in fiscal 2008 as a reduction of federal income taxes payable, $221,300 as an increase in common stock, and $7,200 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of reducing cash flow from operating activities and increasing cash flow from financing activities by $221,300. See further discussion in Note 9.
New Accounting Pronouncements:
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

In February 2010, the Financial Accounting Standards Board issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” The ASU amends the disclosure requirements related to Fair Value Measurements and Disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. The intent of the amended guidance is improved disclosure and increased transparency related to Fair Value Measurement in financial reporting. This amended guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company partially adopted the new guidance during the three months ended March 31, 2010 and there was no impact on the Company’s consolidated results of operations, cash flows or financial position.
Comprehensive Income:
The Company does not have any comprehensive income items other than net income.
Subsequent Events:
The Company has evaluated subsequent events for potential recognition and disclosure for the year ended June 30, 2010. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.
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
NOTE 2 — BUSINESS SEGMENT INFORMATION
Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has thirteen operating segments, one of which was sold during fiscal 2010, it has only four reportable operating business segments (Lighting, Graphics, Technology, and Electronic Components) and an All Other Category.
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
The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. Capabilities of this Segment also have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards. The Electronic Components Segment includes the operations of LSI ADL Technology, which was acquired by the Company on July 22, 2009. See further discussion in Note 15.
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
Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of June 30, 2010, June 30, 2009 and June 30, 2008:

(In thousands)	2010	2009	2008
Net sales:
Lighting Segment	$159,105	$160,475	$183,694
Graphics Segment	68,395	60,765	85,244
Technology Segment	4,505	4,576	9,136
Electronic Components Segment	16,116	—	—
All Other Category	6,281	7,983	27,212

	$254,402	$233,799	$305,286

Operating income (loss):
Lighting Segment	$9,335	$(3,911)	$15,310
Graphics Segment	3,507	2,646	(14,027)
Technology Segment	(653)	(486)	(4,876)
Electronic Components Segment	2,279	—	—
All Other Category	(12,559)	(12,660)	(7,377)

	$1,909	$(14,411)	$(10,970)

Capital expenditures:
Lighting Segment	$3,033	$977	$1,950
Graphics Segment	2,098	1,933	886
Technology Segment	10	45	270
Electronic Components Segment	566	—	—
All Other Category	443	39	617

	$6,150	$2,994	$3,723

Depreciation and amortization:
Lighting Segment	$3,179	$3,467	$3,852
Graphics Segment	1,058	1,234	1,299
Technology Segment	320	450	663
Electronic Components Segment	854	—	—
All Other Category	2,438	2,595	2,975

	$7,849	$7,746	$8,789

	June 30,	June 30,	June 30,
	2010	2009	2008
Identifiable assets:
Lighting Segment	$76,938	$72,222	$97,169
Graphics Segment	33,166	32,280	34,517
Technology Segment	11,991	12,317	13,806
Electronic Components Segment	23,136	—	—
All Other Category	28,614	36,299	38,722

	$173,845	$153,118	$184,214

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2010	2009	2008

Lighting Segment intersegment net sales	$6,383	$6,097	$4,278

Graphics Segment intersegment net sales	$862	$1,479	$1,781

Technology Segment intersegment net sales	$3,413	$4,400	$814

Electronic Components intersegment net sales	$5,394	—	—

All Other Category intersegment net sales	$3,562	$4,307	$12,755
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

The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States; one operation is in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2010	2009	2008
Net sales (a):
United States	$249,897	$229,223	$296,150
Canada	4,505	4,576	9,136

	$254,402	$233,799	$305,286

	June 30,	June 30,	June 30,
	2010	2009	2008
Long-lived assets (b):
United States	$48,220	$45,898	$47,928
Canada	345	564	898

	$48,565	$46,462	$48,826

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.
NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS
The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $41,997,000 or 17% of consolidated net sales in the fiscal year ended June 30, 2010. There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2009 or 2008. There was no concentration of accounts receivable at June 30, 2010 or 2009.
NOTE 4 — EARNINGS PER COMMON SHARE
The following table presents the amounts used to compute basic and diluted earnings (loss) per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)	2010	2009	2008
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,424	$(13,414)	$(13,048)

Weighted average shares outstanding during the period, net of treasury shares (a)	23,896	21,574	21,554
Weighted average shares outstanding in the Deferred Compensation Plan during the period	232	226	210

Weighted average shares outstanding	24,128	21,800	21,764

Basic earnings (loss) per share	$0.06	$(0.62)	$(0.60)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,424	$(13,414)	$(13,048)

Weighted average shares outstanding

Basic	24,128	21,800	21,764

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	6	—	—

Weighted average shares outstanding (c)	24,134	21,800	21,764

Diluted earnings (loss) per share	$0.06	$(0.62)	$(0.60)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)	Options to purchase 2,046,573 common shares, 1,512,367 common shares, and 563,467 common shares at June 30, 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.
NOTE 5 — BALANCE SHEET DATA
The following information is provided as of June 30:

(In thousands)	2010	2009
Inventories:
Raw materials	$19,029	$20,498
Work-in-process	8,891	7,097
Finished goods	12,162	12,601

	$40,082	$40,196

Accrued Expenses:
Compensation and benefits	$6,725	$5,788
Customer prepayments	2,233	1,816
Accrued sales commissions	884	919
Other accrued expenses	3,415	1,845

	$13,257	$10,368

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
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

Due to economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that additional goodwill impairment tests were required as of December 31, 2008, March 31, 2009 and June 30, 2009. The impairment test performed as of June 30, 2009 was actually the Company’s annual goodwill impairment test that was to be performed in fiscal 2010 as of July 1, 2009; however, because the conditions that resulted in goodwill impairment were present as of June 30, 2009, the impairment charge of $260,000 was recorded as of that date. Based upon the Company’s analysis as of these three balance sheet dates, it was determined that the goodwill associated with three of the remaining five reporting units that contained goodwill was either fully or partially impaired. The total amount of the goodwill impairment in fiscal 2009 was $14,467,000, of which $11,185,000 was full impairment of the goodwill in one reporting unit in the Lighting Segment, $716,000 was full impairment of the goodwill in one reporting unit in the Graphics Segment, and $2,566,000 was a partial impairment of goodwill in one reporting unit in the All Other Category. The impairment charges were due to a combination of a decline in the market capitalization of the Company and/or a decline in the estimated forecasted discounted cash flows since the previous goodwill impairment test was performed.
There were no triggering events in fiscal 2010 related to goodwill impairment testing and, as a result, there was no impairment of goodwill recorded in fiscal 2010.
The following table presents information about the Company’s goodwill on the dates or for the periods indicated.

				Electronic
Goodwill	Lighting	Graphics	Technology	Components	All Other
(In thousands)	Segment	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2008
Goodwill	$34,913	$24,959	$3,119	$—	$3,917	$66,908
Accumulated impairment losses	(23,593)	(23,985)	(3,119)	—	(186)	(50,883)

	$11,320	$974	$—	$—	$3,731	$16,025

Impairment	(11,185)	(716)	—	—	(2,566)	(14,467)

Balance as of June 30, 2009
Goodwill	$34,913	$24,959	$3,119	$—	$3,917	$66,908
Accumulated impairment losses	(34,778)	(24,701)	(3,119)	—	(2,752)	(65,350)

	$135	$258	$—	$—	$1,165	$1,558

Acquisition	—	—	—	9,208	—	9,208

Balance as of June 30, 2010
Goodwill (a)	$34,913	$24,959	$3,119	$9,208	$3,731	$75,930
Accumulated impairment losses (a)	(34,778)	(24,701)	(3,119)	—	(2,566)	(65,164)

	$135	$258	$—	$9,208	$1,165	$10,766

(a)	One operating segment in the All Other Category with fully impaired goodwill of $186 was sold in fiscal 2010.

In fiscal 2010, the Company determined that an intangible asset with a net carrying value of $16,000 for a patent in the Lighting Segment was fully impaired and that an intangible asset with a carrying value of $137,000 for a trade name in the Technology Segment was also fully impaired. Accordingly, the Company recorded $153,000 of intangible asset impairment expense in fiscal 2010.
The acquisition of LSI ADL Technology resulted in the following amortizable intangible assets being recorded on the Company’s balance sheet as of the July 22, 2009 acquisition date: customer relationships $2,880,000 (twelve year amortization period); Technology $780,000 (ten year amortization period); trade name $460,000 (five year amortization period) and non-compete agreements $710,000 (seven year amortization period). The weighted average amortization period of these four intangible assets is ten years three months. See further discussion in Note 15.
The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2010
	Gross
Intangible Assets	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$10,352	$4,950	$5,402
Patents	70	42	28
LED Technology firmware, software	11,228	6,043	5,185
Trade name	460	86	374
Non-compete agreements	890	198	692

	23,000	11,319	11,681

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	—	3,422

	3,422	—	3,422

Total Intangible Assets	$26,422	$11,319	$15,103

	June 30, 2009
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$7,472	$4,173	$3,299
Patents	110	59	51
LED Technology firmware, software	10,448	4,478	5,970
Non-compete agreements	630	528	102

	18,660	9,238	9,422

Indefinite-lived Intangible Assets
Trademarks and trade names	3,559	—	3,559

	3,559	—	3,559

Total Intangible Assets	$22,219	$9,238	$12,981

	Amortization Expense of Other Intangible Assets
(In thousands)	2010	2009	2008

	$2,555	$2,079	$2,326

The Company expects to record amortization expense through fiscal 2015 as follows: 2011 through 2012 — $2,588,000 per year; 2013 — $2,325,000; 2014 — $619,000; 2015 — $532,000; and after 2015 — $3,029,000.

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT
The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of June 30, 2010. The line of credit expires in the third quarter of fiscal 2013. Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended. Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 225 and 265 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility. The fee on the unused balance of the $30 million committed line of credit is 25 basis points. Under terms of this credit facility, the Company has agreed to a negative pledge of assets, to maintain minimum levels of profitability and net worth, and is subject to certain maximum levels of leverage. A second U.S. revolving line of credit in the amount of $10 million, which the Company chose to not renew, expired in the third quarter of fiscal 2010.
The Company also has a $5 million line of credit for its Canadian subsidiary. The line of credit expires in the third quarter of fiscal 2011. Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars. There are no borrowings against this line of credit as of June 30, 2010.
The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009. Monthly principal payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full. The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

(In thousands)	June 30, 2010

Total mortgage balance	$1,132
Less current maturities	33

Long-term debt	$1,099

Maturities of long-term debt are as follows:

(In thousands)
Fiscal year ended June 30

2011	$33
2012	34
2013	1,065

$1,132

The Company also assumed approximately $2.2 million of additional long-term debt with the acquisition of AdL Technology and paid it off at the time of the acquisition. In connection with the lines of credit, the Company is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA (earnings before income taxes, depreciation and amortization). The Company is in compliance with all of its loan covenants as of June 30, 2010.
NOTE 8 — CASH DIVIDENDS
The Company paid cash dividends of $4,809,000, $6,471,000, and $13,580,000 in fiscal years 2010, 2009, and 2008, respectively. In August 2010, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on September 7, 2010 to shareholders of record August 31, 2010.
NOTE 9 — EQUITY COMPENSATION
Stock Options
The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award. Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, any award shall be fully vested. The number of shares reserved for issuance is 2,800,000, of which 833,585 shares were available for future grant or award as of June 30, 2010. This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. As of June 30, 2010, a total of 2,123,086 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,051,211 options for common shares were vested and exercisable. The approximate unvested stock option expense as of June 30, 2010 that will be recorded as expense in future periods is $1,211,000. The weighted average time over which this expense will be recorded is approximately 20 months.
The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2010	2009	2008

Dividend yield	2.95%	4.60%	3.61%
Expected volatility	52%	45%	36%
Risk-free interest rate	2.4%	3.0%	4.3%
Expected life	4.3 yrs.	5.1 yrs.	4.3 yrs.
At June 30, 2010, the 648,500 options granted during fiscal 2010 to employees and non-employee directors had exercise prices ranging from $5.37 to $8.40, fair values ranging from $1.87 to $2.87 per option, and remaining contractual lives of nine years ten months to nearly ten years.
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
The Company calculates stock option expense using the Black-Scholes method, and records the expense on a straight line basis with an estimated 6.6% forfeiture rate. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued. The Company recorded $2,633,000, $1,184,000, and $1,246,000 of expense related to stock options in fiscal years 2010, 2009 and 2008, respectively. As of June 30, 2010, the Company expects that approximately 1,015,400 outstanding stock options having a weighted average exercise price of $10.42, intrinsic value of $9,400 and weighted average remaining contractual terms of 8.4 years will vest in the future.
Information related to all stock options for the years ended June 30, 2010, 2009 and 2008 is shown in the table below:

	Twelve Months Ended June 30, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	648,500	$8.24
Forfeitures	(62,626)	$11.59
Exercised	—	n/a

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Exercisable at 6/30/10	1,051,211	$12.98	4.7 years	$5,078

	Twelve Months Ended June 30, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Granted	365,800	$8.57
Forfeitures	(26,070)	$12.68
Exercised	—	$—

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Exercisable at 6/30/09	830,087	$12.52	4.8 years	$2,550

	Twelve Months Ended June 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/07	983,788	$12.16	6.3 years	$5,642,400

Granted	328,200	$19.74
Forfeitures	(9,500)	$16.81
Exercised	(105,006)	$9.52

Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Exercisable at 6/30/08	615,482	$11.43	4.9 years	$—

The aggregate intrinsic value of options exercised during the year ended June 30, 2008 was $913,700. No options were exercised in the years ended June 30, 2010 and 2009.
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
Information related to unvested stock options for the twelve months ended June 30, 2010 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested stock options at 6/30/09	707,125	$13.72	8.3 years	$31,245

Vested	(255,500)	$14.18
Forfeitures	(28,250)	$12.53
Granted	648,500	$8.24

Outstanding unvested stock options at 6/30/10	1,071,875	$10.32	8.4 years	$10,193

Stock Compensation Awards
The Company awarded a total of 6,848 common shares in fiscal 2010, and 6,032 in fiscal 2009, and 2,558 in fiscal 2008 as stock compensation awards. These common shares were valued at their approximate $45,538, $40,680 and $43,875 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. The Plan is fully funded in a Rabbi Trust. All Plan investments are in common shares of the Company. As of June 30, 2010 there were 28 participants, all with fully vested account balances. A total of 224,884 common shares with a cost of $2,403,600, and 222,832 common shares with a cost of $2,455,900 were held in the Plan as of June 30, 2010 and June 30, 2009, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. For fiscal year 2011, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 18,000 to 20,000 common shares of the Company. During fiscal years 2010 and 2009, the Company used approximately $110,600 and $188,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.
NOTE 10 — LEASES AND PURCHASE COMMITMENTS
The Company leases certain of its facilities and equipment under operating lease arrangements. Rental expense was $2,254,000 in 2010, $2,243,000 in 2009, and $2,554,000 in 2008. Minimum annual rental commitments under non-cancelable operating leases are: $1,607,000 in 2011, $1,338,000 in 2012, $996,000 in 2013, $185,000 in 2014 and $18,000 in 2015. Purchase commitments, including minimum annual rental commitments, of the Company totaled $19,972,000 and $22,404,000 as of June 30, 2010 and June 30, 2009, respectively.
NOTE 11 — INCOME TAXES
The following information is provided for the years ended June 30:

(In thousands)	2010	2009	2008
Components of income (loss) before income taxes
United States	$2,323	$(13,911)	$(5,818)
Foreign	(539)	(492)	(4,873)

Income (loss) before income taxes	$1,784	$(14,403)	$(10,691)

Provision (benefit) for income taxes:
Current
U.S. federal	$2,015	$(1,629)	$7,523
State and local	(12)	(147)	928
Foreign	(79)	(214)	(190)

Total current	1,924	(1,990)	8,261

Deferred	(1,564)	1,001	(5,904)

Total provision (benefit) for income taxes	$360	$(989)	$2,357

(In thousands)	2010	2009	2008
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	34.0%	35.0%
State and local taxes, net of federal benefit	(11.5)	1.5	(5.8)
Impact of Foreign Operations	(9.3)	3.6	(1.3)
Federal and state tax credits	(5.8)	1.1	1.2
Goodwill	(0.5)	(27.9)	(36.2)
Valuation allowance	19.8	(3.2)	(15.6)
Domestic Production Activities Deduction	(4.6)	—	3.2
Other	(1.9)	(2.2)	(2.5)

Effective tax rate	20.2%	6.9%	(22.0)%

The components of deferred income tax assets and (liabilities) at June 30, 2010 and 2009 are as follows:

(In thousands)	2010	2009

Reserves against current assets	$213	$160
Accrued expenses	1,132	1,093
Depreciation	(2,701)	(4,049)
Goodwill, acquisition costs and intangible assets	3,026	5,181
Deferred compensation	809	890
State net operating loss carryover and credits	1,017	958
Foreign net operating loss carryover and credits	2,447	1,940
Valuation reserve	(2,531)	(1,940)

Net deferred income tax asset	$3,412	$4,233

Reconciliation to the balance sheets as of June 30, 2010 and 2009:

(In thousands)	2010	2009
Deferred income tax asset included in:
Other current assets	$1,345	$1,253
Other long-term assets	2,067	2,980

Net deferred income tax asset	$3,412	$4,233

As of June 30, 2010 the Company has recorded a deferred state income tax asset in the amount of $933,000, net of federal tax benefits, related to non-refundable New York state tax credits. As of June 30, 2009 the Company had recorded two deferred state income tax assets, one in the amount of $18,000 related to a state net operating loss carryover generated by the Company’s New York subsidiary, and the other in the amount of $940,000, net of federal tax benefits, related to non-refundable New York state tax credits. The Company has determined that these deferred state income tax assets totaling $933,000 and $958,000 as of June 30, 2010 and 2009, respectively, do not require any valuation reserves because, in accordance with Accounting Standards Codification Subtopic 740-10, Income Taxes: Overall, these assets will, more likely than not, be realized. Additionally, the Company has recorded an $84,000 deferred state income tax asset related to a state net operating loss carryover in Tennessee, and has determined that a full valuation reserve is required. This activity netted to an additional state income tax expense (benefit) of $(59,000), $25,000 and $16,000 in fiscal years 2010, 2009 and 2008, respectively.
As of June 30, 2010 and 2009, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $2,447,000 and $1,940,000, respectively. In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and a current series of loss years, the Company has determined these assets, more likely than not, will not be realized. Additionally, the Company has recorded an $84,000 deferred state tax asset related to its subsidiary in Tennessee. Since this business was sold, the Company has determined this asset more likely than not, will not be realized. Accordingly, full valuation reserves of $2,531,000 and $1,940,000 were recorded as of June 30, 2010 and 2009, respectively.

The Company adopted the provisions of accounting for uncertainty in income taxes (ASC Subtopic 740-10, Income Taxes: Overall) on July 1, 2007. As a result of adoption, the Company recognized $2,582,000 in reserves for uncertain tax positions and recorded a charge of $2,582,000 to the July 1, 2007 retained earnings balance. At June 30, 2010, tax and interest, net of potential federal tax benefits, were $1,660,000 and $449,000, respectively, of the total reserves of $2,456,000. Additionally, penalties were $347,000 of the reserve at June 30, 2010. Of the $2,456,000 reserve for uncertain tax positions, $2,109,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2009, tax and interest, net of potential federal tax benefits, were $1,873,000 and $447,000, respectively, of the total reserves of $2,734,000. Additionally, penalties were $414,000 of the reserve at June 30, 2009. Of the $2,734,000 reserve for uncertain tax positions, $2,320,000 would have an unfavorable impact on the effective tax rate if recognized.
The Company recognized a $216,000 tax benefit in fiscal 2010, a $226,000 tax benefit in fiscal 2009 and a $385,000 tax expense in 2008 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.
The fiscal 2010 and 2009 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)	2010	2009	2008

Balance at beginning of the fiscal year	$2,693	$3,040	$—
Unrecognized tax reserve — July 1, 2007 adoption	—	—	2,449
Increases — tax positions in prior period	—	—	349
Decreases — tax positions in prior period	(255)	—	—
Increases — tax positions in current period	37	14	436
Decreases — tax positions in current period	—	—	—
Settlements and payments	(85)	(361)	(179)
Lapse of statute of limitations	(24)	—	(15)

Unrecognized tax reserve — end of the fiscal year	$2,366	$2,693	$3,040

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2007. The Company’s U.S. Federal income tax return for the fiscal year ended June 30, 2009 is currently under examination by the Internal Revenue Service.
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2010	2009	2008
Cash payments:
Interest	$144	$119	$73
Income taxes	$519	$564	$10,877

Issuance of common shares as compensation	$46	$41	$44

NOTE 13 — LOSS CONTINGENCY
The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company had been the defendant for a number of years in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over approximately eleven years. Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter and, accordingly, recorded a loss contingency reserve in the fourth quarter of fiscal 2008. Following additional discussions in the second quarter of fiscal 2009, the Company reached a full and complete settlement of all matters related to this menu board patent infringement lawsuit. Accordingly, an additional $200,000 expense was recorded in the second quarter of fiscal 2009 and a payment of $3,000,000 was made to the plaintiffs.
NOTE 14 — RELATED PARTY TRANSACTIONS
The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2010	2009	2008

Keating Muething & Klekamp PLL	$277	$266	$177
American Engineering and Metal Working	$200	$202	$192
3970957 Canada Inc.	$181	$180	$189
As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2010	2009

Keating Muething & Klekamp PLL	$34	$89
American Engineering and Metal Working	$61	$2
The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the former president and another executive of the Company’s LSI Saco Technologies subsidiary, owns the building that the Canadian operation occupies and rents. All related parties provide the Company either products or services at market-based arms-length prices.
NOTE 15 — ACQUISITION
On July 22, 2009, the Company completed the acquisition of certain net assets and 100% of the business of three related companies (AdL Technology, AdL Engineering and Kelmilfeen — collectively, “AdL” or “AdL Technology”), which were privately owned and based in Columbus, Ohio. This new 100% owned subsidiary operates under the name of LSI ADL Technology Inc. Consideration for the asset purchase of these businesses totaled $15,781,480, and consisted of 2,469,676 shares of LSI’s unregistered common stock (the fair value of which was determined based upon the closing market price of LSI’s common shares on the acquisition date) and cash of $1,333,875. The purchase price exceeded the fair value of the net assets being acquired, and therefore goodwill in the amount of $9,208,000 was recorded with this acquisition. Additionally, LSI assumed long-term debt of $3,368,874 in the purchase of substantially all net assets of these businesses. The goodwill associated with this acquisition consists largely of the synergies expected from combining AdL and LSI Industries and the vertical integration of the design and manufacture of electronic circuit boards used in many of the Company’s products. None of the goodwill will be deductible by the Company for tax purposes. There were no contingent liabilities or assets associated with the purchase of AdL. There were $520,000 of acquisition transaction costs included in the financial results for the fiscal year ended June 30, 2010 in selling and administrative expenses, and $678,000 of expense in cost of products sold related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting. The operations of LSI ADL Technology are included in the Company’s operating results beginning July 23, 2009. The results of LSI ADL Technology are reported in a separate reportable business segment named the Electronic Components Segment.

The recognized amounts of identifiable assets acquired and liabilities assumed with the acquisition of AdL Technology were as follows:

(In thousands)
Financial assets	$2,398
Inventory	3,677
Property, plant and equipment	3,094
Identifiable intangible assets	4,830
Financial liabilities	(7,426)

Total identifiable net assets	6,573
Goodwill	9,208

Total purchase consideration	$15,781

A liability of $5,000 was recognized in the opening balance sheet (included in financial liabilities above) for expected warranty claims on products sold by AdL Technology prior to acquisition. Additionally, the Company recorded a deferred tax liability of $2,154,000 in the opening balance sheet related primarily to intangible assets, inventory and fixed asset depreciation.
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
The results of LSI ADL Technology included in the fiscal 2010 consolidated results of the Company are net sales of $16,116,000 and net income of $1,448,000.
The consolidated proforma results of the combined entities of LSI Industries and LSI ADL Technology, had the acquisition date been July 1, 2007, are as follows for the periods indicated:

	Net
(In thousands; unaudited)	Sales	Net Income (Loss)

Consolidated pro forma fiscal 2010	$255,111	$1,488

Consolidated pro forma fiscal 2009	$250,422	$(12,011)

Consolidated pro forma fiscal 2008	$322,674	$(11,663)

The fiscal 2010 consolidated pro forma results listed above include pre-tax expenses for acquisition deal costs and an acquisition-related fair value inventory adjustment, totaling $1,198,000. Fiscal 2009 and 2008 have no similar pre-tax expenses. These pre-tax expenses are included in the as reported consolidated fiscal 2010 results.
NOTE 16 — SALE OF LSI MARCOLE
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
The assets and liabilities of LSI Marcole were comprised of the following on the dates indicated:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Accounts receivable, net	$1	$349	$316
Notes receivable, current portion	670	—	—
Inventory	—	1,520	1,491
Other current assets	14	143	160
Property, plant and equipment, net	—	978	1,024
Other assets	—	1	2

Total Assets	$685	$2,991	$2,993

The net customer sales and operating (loss) of LSI Marcole for the periods indicated were as follows:

(In thousands)	2010	2009	2008

Net sales	$2,886	$3,970	$3,621

Operating (loss)	$(1,101)	$(614)	$(475)

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year
2010

Net sales	$67,676	$69,374	$53,466	$63,886	$254,402
Gross profit	16,597	16,300	8,873	13,963	55,733
Net income (loss)	1,637	1,592	(2,532)	727	1,424

Earnings (loss) per share
Basic	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)
Diluted	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)

Range of share prices
High	$8.48	$8.43	$8.42	$7.41	$8.48
Low	$5.05	$6.52	$5.50	$4.86	$4.86

2009

Net sales	$75,838	$60,787	$46,989	$50,185	$233,799
Gross profit	18,179	13,257	8,774	11,617	51,827
Loss contingency	—	200	—	—	200
Goodwill impairment	—	13,250	957	260	14,467
Net income (loss)	2,687	(13,377)	(2,467)	(257)	(13,414)

Earnings (loss) per share
Basic	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	)(a)
Diluted	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	)(a)

Range of share prices
High	$10.91	$8.28	$7.39	$6.51	$10.91
Low	$7.02	$4.25	$2.75	$4.15	$2.75

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year
2008

Net sales	$90,001	$84,062	$64,780	$66,443	$305,286
Gross profit	25,751	23,459	15,982	15,235	80,427
Loss contingency	—	—	—	2,800	2,800
Goodwill and intangible asset impairment	—	—	—	27,955	27,955
Net income (loss)	6,953	4,823	997	(25,821)	(13,048)

Earnings (loss) per share
Basic	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)
Diluted	$0.32	$0.22	$0.05	$(1.18)	$(0.60	)(a)

Range of share prices
High	$21.39	$23.05	$18.65	$14.41	$23.05
Low	$15.70	$17.42	$8.12	$8.04	$8.04

(a)	The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.
At August 19, 2010, there were 502 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Statement of Operations Data:

	2010	2009	2008	2007	2006

Net sales	$254,402	$233,799	$305,286	$337,453	$280,470
Cost of products and services sold	198,030	181,972	224,859	248,274	209,057
Loss on sale of a subsidiary	639	—	—	—	—
Operating expenses	53,671	51,571	60,642	57,219	49,898
Loss contingency (a)	—	200	2,800	(590)	—
Goodwill and intangible asset impairment (b)	153	14,467	27,955	—	—

Operating income (loss)	1,909	(14,411)	(10,970)	32,550	21,515
Interest (income)	(28)	(97)	(360)	(139)	(550)
Interest expense	153	89	81	962	78

Income (loss) before income taxes	1,784	(14,403)	(10,691)	31,727	21,987
Income taxes	360	(989)	2,357	10,938	7,544

Net income (loss)	$1,424	$(13,414)	$(13,048)	$20,789	$14,443

Earnings (loss) per common share
Basic	$0.06	$(0.62)	$(0.60)	$0.96	$0.72
Diluted	$0.06	$(0.62)	$(0.60)	$0.95	$0.71

Cash dividends paid per share	$0.20	$0.30	$0.63	$0.51	$0.56

Weighted average common shares
Basic	24,128	21,800	21,764	21,676	20,194
Diluted	24,134	21,800	21,764	21,924	20,429
Balance Sheet Data:
(At June 30)

	2010	2009	2008	2007	2006

Working capital	$73,568	$72,500	$72,863	$68,397	$66,787
Total assets	173,845	153,118	184,214	233,612	224,401
Long-term debt, including current maturities	1,132	—	—	—	16,593
Shareholders’ equity	144,218	130,473	149,190	176,061	164,985

(a)	The Company recorded loss contingency reserves in fiscal years 2009 and 2008, and reversed a loss contingency reserve in fiscal 2007 — all related to a patent litigation matter. See Note 14.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in fiscal 2009 and 2008. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009, AND 2008
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	from		Balance
	Beginning	Costs and	Acquired	(a)	End of
Description	of Period	Expenses	Company	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2010	$532	$424	$9	$(566)	$399
Year Ended June 30, 2009	$585	$135	$—	$(188)	$532
Year Ended June 30, 2008	$822	$155	$—	$(392)	$585

Inventory Obsolescence Reserve:

Year Ended June 30, 2010	$1,410	$1,517	$89	$(1,479)	$1,537
Year Ended June 30, 2009	$1,638	$1,568	$—	$(1,796)	$1,410
Year Ended June 30, 2008	$1,606	$1,479	$—	$(1,447)	$1,638

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2010	$1,940	$591	$—	$—	$2,531
Year Ended June 30, 2009	$1,819	$121	$—	$—	$1,940
Year Ended June 30, 2008	$—	$1,819	$—	$—	$1,819

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.