Form 10-Q
period 2010-09-30
LSI INDUSTRIES INC
filed 2010-10-29
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio        IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio  45242

(513) 793-3200

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES    X     NO ____

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ____  NO ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

As of October 25, 2010 there were 24,038,885 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Income Statements	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II. Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use
	of Proceeds	35

ITEM 6.	Exhibits	35

Signatures		36

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2010	2009

Net sales	$79,851	$67,676

Cost of products and services sold	59,229	51,079

Gross profit	20,622	16,597

Selling and administrative expenses	14,000	14,100

Operating income	6,622	2,497

Interest (income)	(20)	(3)

Interest expense	42	37

Income before income taxes	6,600	2,463

Income tax expense	2,332	826

Net income	$4,268	$1,637

Earnings per common share (see Note 5)
Basic	$0.18	$0.07
Diluted	$0.18	$0.07

Weighted average common shares
outstanding

Basic	24,281	23,683
Diluted	24,289	23,688

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30,	June 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$12,103	$17,417
Accounts and notes receivable, net	42,004	35,254
Inventories	42,732	40,082
Refundable income taxes	25	1,146
Other current assets	5,340	5,512
Total current assets	102,204	99,411

Property, Plant and Equipment, net	45,092	44,911

Goodwill, net	10,766	10,766

Other Intangible Assets, net	14,455	15,103

Other Long-Term Assets, net	3,665	3,654

Total assets	$176,182	$173,845

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$33	$33
Accounts payable	12,795	12,553
Accrued expenses	11,974	13,257
Total current liabilities	24,802	25,843

Other Long-Term Liabilities	3,734	3,784
Commitments and contingencies (Note 12)	--	--

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,037,638 and 24,045,502
shares, respectively	100,325	99,963
Retained earnings	47,321	44,255
Total shareholders’ equity	147,646	144,218

Total liabilities & shareholders’ equity	$176,182	$173,845

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2010	2009
Cash Flows from Operating Activities
Net income	$4,268	$1,637
Non-cash items included in net income
Depreciation and amortization	1,969	1,946
Deferred income taxes	(66)	--
Deferred compensation plan	33	18
Stock option expense	415	346
Issuance of common shares as compensation	10	10
Loss on disposition of fixed assets	1	1
Allowance for doubtful accounts	102	88
Inventory obsolescence reserve	200	366

Changes in certain assets and liabilities, net of acquisition
Accounts and notes receivable	(6,852)	(4,583)
Inventories	(2,850)	(1,245)
Accounts payable and other	1,502	2,247
Customer prepayments	(1,237)	(266)
Net cash flows provided by (used in) operating activities	(2,505)	565

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,503)	(1,133)
Acquisition of business, net of cash received	--	(675)
Net cash flows (used in) investing activities	(1,503)	(1,808)

Cash Flows from Financing Activities
Payment of long-term debt	(8)	(2,217)
Cash dividends paid	(1,202)	(1,202)
Purchase of treasury shares	(96)	(82)
Issuance of treasury shares	--	11
Net cash flows (used in) financing activities	(1,306)	(3,490)

Decrease in cash and cash equivalents	(5,314)	(4,733)

Cash and cash equivalents at beginning of year	17,417	13,986

Cash and cash equivalents at end of period	$12,103	$9,253

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2010, the results of its operations for the three month periods ended September 30, 2010 and 2009, and its cash flows for the three month periods ended September 30, 2010 and 2009. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2010 Annual Report on Form 10-K.  Financial information as of June 30, 2010 has been derived from the Company’s audited consolidated financial statements.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2010	2010

Accounts and notes receivable	$42,505	$35,653
less Allowance for doubtful accounts	(501)	(399)
Accounts and notes receivable, net	$42,004	$35,254

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of September 30, 2010 and June 30, 2010, the Company had bank balances of $ 10,590,000 and $18,530,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	September 30,	June 30,
	2010	2010

Property, plant and equipment, at cost	$110,303	$108,873
less Accumulated depreciation	(65,211)	(63,962)
Property, plant and equipment, net	$45,092	$44,911

The Company recorded $1,321,000, and $1,330,000 of depreciation expense in the first quarter of fiscal 2011 and 2010, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2010	2009	2010

Balance at beginning of the period	$589	$223	$223
Additions charged to expense	516	256	1,870
Addition from acquisition	--	5	5
Deductions for repairs and
replacements	(302)	(251)	(1,509)
Balance at end of the period	$803	$233	$589

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs incurred related to both product and software development totaled $1,480,000, and $1,182,000 for the three month periods ended September 30, 2010 and 2009, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 241,000 shares and 235,000 shares for the three month periods ended September 30, 2010 and 2009, respectively.  See further discussion in Note 5.

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued ASU 2009-14, "Certain Revenue Arrangements That Include Software Elements." This amended guidance clarifies when revenue can be recognized when tangible products contain both software and non-software components in a multiple deliverable arrangement. This update was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the amended guidance on July 1, 2010. There was no impact on the consolidated results of operations, cash flows or financial position as a result of the amended guidance.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the condensed consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Reclassifications:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.  For segment reporting, the Technology Segment has been reclassified into the All Other Category and Corporate Administration has been separately stated. See further discussion in Note 4.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3  -  MAJOR CUSTOMER CONCENTRATIONS

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $19,519,000 or 24%, and $7,747,000 or 11% of consolidated net sales in the three months ended September 30, 2010 and 2009, respectively.  The accounts receivable balance from 7-Eleven, Inc. at September 30, 2010 was $6,836,000 or 16% of consolidated net accounts receivable.  There was no concentration of accounts receivable at June 30, 2010 or September 30, 2009.

NOTE 4  -  BUSINESS SEGMENT INFORMATION

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate Administration.

The Company made some changes to its reportable business segments in fiscal 2011.  The Technology Segment was reclassified into the All Other Category because there were no quantitative measures or qualitative factors that required the operating results of LSI Saco Technology to be reported in a separate business segment.  The Company also reclassified its Corporate Administration and intercompany eliminations out of the All Other Category and into a separate line item in the business segment disclosures because this presents a more appropriate disclosure of operating income (loss) of the All Other Category.  Additionally, the Company reclassified an indefinite lived trade name intangible asset and its related intercompany royalty income from the Corporate Administration balance sheet and operating results to the balance sheet and operating results of the Lighting Segment.  Also, certain definite lived LED technology intangible assets and related amortization expenses were reclassified from the Corporate Administration balance sheet and operating results to the balance sheets and operating results of the Lighting Segment and the Graphics Segment.  All intercompany royalty income related to these LED technology intangible assets has been reclassified from the Corporate Administration operating results to the Graphics Segment operating results.  The changes described in this paragraph were made for all reported periods in these financial statements, and they had no impact on the Company’s consolidated results.

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting.  The LSI Greenlee facility in Dallas, Texas is being consolidated into the Company’s main lighting facility in Ohio, with completion expected in the second quarter of fiscal 2011.  These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid state LED digital advertising billboards, and solid state LED digital sports video screens (LED video screens are designed and manufactured by the Company’s Lighting Segment). These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and exhibit each of the similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting.  Capabilities of this Segment also have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology.

The All Other Category includes the Company’s operating segments that neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  Operations of LSI Images (menu board systems) and LSI Adapt (surveying, permitting and installation management services related to products of the Graphics Segment) are combined in the All Other Category.  Operations of LSI Marcole (electrical wire harnesses) are included in the All Other Category, although this business was sold in March 2010.  Additionally, operations of LSI Saco Technologies (designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are included in the All Other Category.

The Company’s Corporate Administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, the Company’s Board of Directors, stock option expense, certain consulting expenses, investor relations activities, a portion of the Company’s legal, auditing and professional fee expenses, and certain research and development expense.  Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of September 30, 2010 and June 30, 2010:

	Three Months Ended
(In thousands)	September 30
	2010	2009
Net Sales:
Lighting Segment	$47,475	$39,641
Graphics Segment	26,087	22,097
Electronic Components Segment	4,564	3,238
All Other Category	1,725	2,700
	$79,851	$67,676

Operating Income (Loss):
Lighting Segment	$3,680	$3,446
Graphics Segment	4,568	1,750
Electronic Components Segment	1,039	56
All Other Category	(315)	282
Corporate and Eliminations	(2,350)	(3,037)
	$6,622	$2,497
Capital Expenditures:
Lighting Segment	$1,241	$271
Graphics Segment	40	164
Electronic Components Segment	43	387
All Other Category	--	9
Corporate and Eliminations	179	302
	$1,503	$1,133

Depreciation and Amortization:
Lighting Segment	$946	$940
Graphics Segment	509	506
Electronic Components Segment	231	163
All Other Category	67	131
Corporate and Eliminations	216	206
	$1,969	$1,946

	September 30,	June 30,
	2010	2010
Identifiable Assets:
Lighting Segment	$86,608	$81,927
Graphics Segment	38,877	36,077
Electronic Components Segment	23,756	23,136
All Other Category	13,661	15,372
Corporate and Eliminations	13,280	17,333
	$176,182	$173,845

Segment net sales represent sales to external customers.  Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2010	2009

Lighting Segment intersegment
net sales	$658	$4,935

Graphics Segment intersegment
net sales	$425	$203

Electronic Components intersegment
net sales	$1,996	$1,035

All Other Category intersegment
net sales	$1,576	$2,939

Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.

Identifiable assets are those assets used by each segment in its operations.  Corporate assets, consist primarily of cash and cash equivalents and short-term investments and refundable income taxes.

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
(In thousands)	September 30
	2010	2009
Net Sales (a):
United States	$78,960	$66,615
Canada	891	1,061
	$79,851	$67,676

	September 30,	June 30,
	2010	2010
Long-lived Assets (b):
United States	$48,458	$48,220
Canada	299	345
	$48,757	$48,565

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5  -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2010	2009

BASIC EARNINGS PER SHARE

Net income	$4,268	$1,637

Weighted average shares outstanding
during the period, net
of treasury shares (a)	24,048	23,453
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	233	230
Weighted average shares outstanding	24,281	23,683

Basic earnings per share	$0.18	$0.07

DILUTED EARNINGS PER SHARE

Net income	$4,268	$1,637

Weighted average shares outstanding

Basic	24,281	23,683

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
and contingently issuable shares,
if any	8	5

Weighted average shares
outstanding (c)	24,289	23,688

Diluted earnings per share	$0.18	$0.07

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 2,074,064 common shares and 1,793,548 common shares at September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6  -  BALANCE SHEET DATA

The following information is provided as of the dates indicated (in thousands):

	September 30, 2010	June 30, 2010
Inventories:
Raw materials	$23,048	$19,029
Work-in-process	7,804	8,891
Finished goods	11,880	12,162
	$42,732	$40,082
Accrued Expenses:
Compensation and benefits	$5,548	$6,725
Customer prepayments	996	2,233
Accrued sales commissions	1,115	884
Accrued Income Taxes	927	138
Other accrued expenses	3,388	3,277
	$11,974	$13,257

NOTE 7  -  GOODWILL AND OTHER INTANGIBLE ASSETS

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

Due to economic conditions, the effects of the recession on the Company’s markets and the decline in the Company’s stock price, management believed that an additional goodwill impairment test was required as of June 30, 2009.  The impairment test performed as of June 30, 2009 was actually the Company’s annual goodwill impairment test that was to be performed in fiscal 2010 as of July 1, 2009; however, because the conditions that resulted in goodwill impairment were present as of June 30, 2009, the test was performed as of that date.  There were no triggering events in fiscal 2010 related to goodwill impairment testing and, as a result, there was no impairment of goodwill recorded in fiscal 2010.

Based upon the Company’s analysis as of July 1, 2010, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $2.2 million or 10% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $0.9 million or 84% above the carrying value of the reporting unit.  The goodwill impairment tests in the Lighting and Graphics Segments passed with significant and substantial margin (in excess of 600% and 150%, respectively).

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)			Electronic
	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2010
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Balance as of September 30, 2010
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2010
Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,148	$5,204
Patents	70	43	27
LED technology
firmware, software	11,228	6,437	4,791
Trade name	460	109	351
Non-compete agreements	890	230	660
	23,000	11,967	11,033

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$11,967	$14,455

	June 30, 2010
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,950	$5,402
Patents	70	42	28
LED technology
firmware, software	11,228	6,043	5,185
Trade name	460	86	374
Non-compete agreements	890	198	692
	23,000	11,319	11,681

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$11,319	$15,103

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2010	September 30, 2009

Three Months Ended	$648	$616

The Company expects to record amortization expense through fiscal 2015 as follows:  2011 through 2012 -- $2,588,000 per year; 2013 -- $2,325,000; 2014 -- $619,000; 2015 -- $532,000; and after 2015 -- $3,029,000.

NOTE 8  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of September 30, 2010.  The line of credit expires in the third quarter of fiscal 2013.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 225 and 265 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA (earnings before income taxes, depreciation and amortization). The Company is in compliance with all of its loan covenants as of September 30, 2010.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2011.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2010.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal and interest payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full.  The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.  The Company also assumed approximately $2.2 million of additional long-term debt with the acquisition of AdL Technology and paid it off at the time of the acquisition.

(In thousands)	September 30, 2010	June 30, 2010

Total mortgage balance	$1,124	$1,132
Less current maturities	33	33
Long-term debt	$1,091	$1,099

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended June 30
2011	$33
2012	34
2013	1,065
$1,132

NOTE 9  -  CASH DIVIDENDS

The Company paid cash dividends of $1,202,000, and $1,202,000 in the three months ended September 30, 2010 and 2009, respectively.  In October 2010, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on November 9, 2010 to shareholders of record November 2, 2010.

NOTE 10  -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 570,567 shares were available for future grant or award as of September 30, 2010.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2010, a total of 2,278,877 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,278,552 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2010 that will be recorded as expense in future periods is $1,318,200.  The weighted average time over which this expense will be recorded is approximately 21 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended
	9/30/10	9/30/09

Dividend yield	3.76%	3.44%
Expected volatility	52%	52%
Risk-free interest rate	1.4%	2.4%
Expected life	4.5 yrs.	4.3 yrs.

At September 30, 2010, the 282,200 options granted in the first three months of fiscal 2011 to employees and non-employee directors had per share exercise prices ranging from $4.84 to $6.07, fair values ranging from $1.60 to $2.15 per option, and remaining contractual lives of nine years nine months to ten years.

At September 30, 2009, the 633,000 options granted in the first three months of fiscal 2010 to both employees and non-employee directors had per share exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87, and remaining contractual lives of between nine and eleven months and ten years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.0% forfeiture rate effective July 1, 2010, with the previous estimated forfeiture rate having been 6.55%.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $414,800 and $345,600 of expense related to stock options in three months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the Company expects that approximately 961,100 outstanding stock options having a weighted average exercise price of $8.34 per share, intrinsic value of $372,904 and weighted average remaining contractual terms of 8.8 years will vest in the future.

Information related to all stock options for the periods ended September 30, 2010 and 2009 is shown in the table below:

	Three Months Ended September 30, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	282,200	$5.21
Forfeitures	(126,409)	$9.69
Exercised	--	n/a

Outstanding at 9/30/10	2,278,877	$10.95	7.1 years	$425,262

Exercisable at 9/30/10	1,278,552	$13.04	5.7 years	$28,272

	Three Months Ended September 30, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	633,000	$8.27
Forfeitures	(2,563)	$12.82
Exercised	--	$--

Outstanding at 9/30/09	2,167,649	$11.67	7.3 years	$94,935

Exercisable at 9/30/09	1,041,399	$13.01	5.2 years	$9,225

No options were exercised in the three month periods ended September 30, 2010 and September 30, 2009.

Information related to unvested stock options for the three months ended September 30, 2010 is shown in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding unvested
stock options at 6/30/10	1,071,875	$10.32	8.4 years	$10,193

Vested	(353,750)	$12.01
Forfeitures	--	$--
Granted	282,200	$5.21

Outstanding unvested
stock options at 9/30/10	1,000,325	$8.28	8.8 years	$396,990

Stock Compensation Awards

The Company awarded a total of 2,068 and 1,748 common shares, respectively, in the three months ended September 30, 2010 and September 30, 2009 as stock compensation awards.  These common shares were valued at their approximate $10,000 fair market values, respectively, on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2010 there were 28 participants, all with fully vested account balances.  A total of 243,527 common shares with a cost of $2,499,400, and 224,884 common shares with a cost of $2,403,600 were held in the Plan as of September 30, 2010 and June 30, 2010, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2011, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 18,000 to 20,000 common shares of the Company.  During the three months ended September 30, 2010 and 2009, the Company used approximately $95,800 and $82,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended
	9/30/10	9/30/09
Cash payments:
Interest	$35	$34
Income taxes	$415	$16

Issuance of common shares as compensation	$10	$10
Issuance of common shares for acquisition	$--	$14,448

NOTE 12  -  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended
	September 30
	2010	2009

Lighting Segment	$47,475	$39,641
Graphics Segment	26,087	22,097
Electronic Components Segment	4,564	3,238
All Other Category	1,725	2,700
	$79,851	$67,676

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended
	September 30
	2010	2009

Lighting Segment	$3,680	$3,446
Graphics Segment	4,568	1,750
Electronic Components Segment	1,039	56
All Other Category	(315)	282
Corporate and Eliminations	(2,350)	(3,037)
	$6,622	$2,497

Summary Comments

Fiscal 2011 first quarter net sales of $79,851,000 increased $12.2 million or 18.0% as compared to fiscal 2010.  See Note 4 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.8 million or 19.8%), Graphics Segment (up $4.0 million or 18.1%), and the Electronic Components Segment (up $1.3 million or 41.0%).  Net sales were unfavorably influenced by decreased All Other Category net sales (down $1.0 million or 36.1%).  In the first quarter of fiscal 2010, the Company recorded certain pre-tax acquisition deal costs and acquisition-related fair value inventory adjustments totaling $1,039,000 --  see the paragraph below regarding Non-GAAP Financial Measures.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $34,968,000 or 44% of total net sales and $20,965,000 or 31% of total net sales in the first quarter of fiscal 2011 and 2010, respectively.  The $14.0 million or 67% increase is primarily due to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($11.8 million increase).  The Company expects to substantially complete the conversion to solid-state LED lighting at the remaining approximately 1,200 non-petroleum retail sites by the end of calendar 2010, with some sites flowing over to the Company’s third fiscal quarter.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company recorded significant acquisition-related expenses in the first quarter of fiscal 2010, totaling $1,039,000 ($526,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI ADL Technology; and $513,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology).  There were no such similar significant expenses in fiscal 2011.  See also the section below on Non-GAAP Financial Measures.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2011	FY 2010	% Change

First Quarter	$16,673	$17,999	(7.4)%
Second Quarter		18,533
First Half		36,532
Third Quarter		11,510
Nine Months		48,042
Fourth Quarter		14,538
Full Year		$62,580

LED net sales includes sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  First quarter fiscal 2011 LED net sales of $16,673,000 were down $1.3 million or 7.4% from the same period of the prior year.  The $16,673,000 total LED net sales and the $1.3 million reduction are primarily the result of Lighting Segment LED net sales of $12,657,000 (up $5.3 million or 73%), Graphics Segment LED net sales of $3,125,000 (down $6.5 million or 67%, primarily due to lower LED sports screen sales) and All Other Category LED net sales of $891,000 (down $0.2 million or 16%).

As fiscal 2010 progressed and through the first quarter of fiscal 2011, the Company continued to encounter the effects of a global economic recession with significant negative economic forces, including declining industrial production, rapidly increasing unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as malfunctioning credit markets which could affect many customers and a decimated housing market that indirectly could affect the Company’s business.  Taken as a whole, these factors continue to cause a substantial reduction in demand for our lighting and graphics products.   Virtually all of our markets have been adversely impacted and our business has suffered as a result.  During these difficult and uncertain economic conditions, we continue to take a number of proactive steps to “right size” LSI Industries to meet today’s challenges.  Such actions include strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow.  We believe the economy will continue to improve even though the time frame for such improvement is uncertain at this time.  As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic conditions that will likely continue to impact results during the next several quarters.  LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions improve.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income for the 2010 fiscal year.  Adjusted net income and earnings per share, which exclude the impact of the LSI ADL Technology acquisition deal costs and acquisition-related fair value inventory adjustments, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

(In thousands, except per share data; unaudited)
	FY 2011		FY 2010
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income to
adjusted net income:

Net income as reported	$4,268	$0.18	$1,637		$0.07

Adjustment for the acquisition
deal costs and acquisition-
related fair value inventory
adjustment, inclusive of the
income tax effect	--	--	634	(1)	0.03

Adjusted net income and
earnings per share	$4,268	$0.18	$2,271		$0.10

The income tax effect of the adjustment in the table above was calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effect was as follows (in thousands):

(1) $405

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Lighting Segment
(In thousands)	Three Months Ended
	September 30
	2010	2009

Net Sales	$47,475	$39,641
Gross Profit	$11,657	$10,586
Operating Income	$3,680	$3,446

Lighting Segment net sales of $47,475,000 in the first quarter of fiscal 2011 increased 19.8% from fiscal 2010 same period net sales of $39,641,000.  The $7.8 million increase in Lighting Segment net sales is primarily the net result of a $5.6 million or 31.2% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 37%, net sales to the automotive dealership market were up 22%, and net sales to the quick service restaurant market were up 22%) and national retail accounts, and an $2.3 million or 10.4% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 33% and 29% of Lighting Segment net sales in the first quarter of fiscal years 2011 and 2010 respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 37% from last year to $15,760,000, with approximately $4.7 million related to a program with 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer pursuant to new orders received for their non-petroleum convenience stores to be converted in the nine months of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $12.7 million in the first quarter of fiscal 2011, representing a 73% increase from fiscal 2010 first quarter net sales of solid-state LED light fixtures of $7.3 million.

Gross profit of $11,657,000 in the first quarter of fiscal 2011 increased $1.1 million or 10.1% from the same period of fiscal 2010, and increased from 23.7% to 24.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption and increased freight costs ($0.4 million).  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $0.3 million decreased benefits and compensation; $0.3 million increased warranty costs; $0.1 million increased utilities; $0.1 million increased manufacturing supplies expense.

Selling and administrative expenses of $7,977,000 in the first quarter of fiscal year 2011 increased $0.8 million from the same period of fiscal 2010 primarily as the net result of increased employee compensation and benefits expense ($0.1 million), increased sales commission expense ($0.5 million), increased research and development expense ($0.3 million), and decreased warranty expense ($0.2 million).

The Lighting Segment first quarter fiscal 2011 operating income of $3,680,000 increased $0.2 million or 6.8% from operating income of $3,446,000 in the same period of fiscal 2010.  This improvement of $0.2 million was the net result of increased net sales, increased gross profit (at lower margin percentages), and increased selling and administrative expenses (at a lower percentage of net sales).

Graphics Segment
(In thousands)	Three Months Ended
	September 30
	2010	2009

Net Sales	$26,087	$22,097
Gross Profit	$7,191	$4,654
Operating Income	$4,568	$1,750

Graphics Segment net sales of $26,087,000 in the first quarter of fiscal 2011 increased 18.1% from fiscal 2010 same period net sales of $22,097,000.  The $4.0 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to seven petroleum / convenience store customers ($10.2 million net increase), a grocery retailer ($0.2 million increase), the LED video sports screen market ($5.0 million decrease), a national drug store retailer ($1.5 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 74% and 43% of Graphics Segment net sales in the first quarter of fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 103% from last year to $19,208,000, with approximately $14.8 million related to a program with 7-Eleven, Inc., who is replacing traditional sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer pursuant to orders received for their non-petroleum convenience stores to be converted primarily in the first nine months of fiscal year 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $3.1 million in the first quarter of fiscal 2011 as compared to $9.6 million in the same period of the prior year.

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

Gross profit of $7,191,000 in the first quarter of fiscal 2011 increased $2.5 million or 55% from the same period fiscal 2010, and increased from 20.9% to 27.1% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption, increased installation costs ($2.6 million) and increased freight costs ($0.6 million).  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures; $0.2 million increased benefits and compensation; $0.2 million increased warranty costs.

Selling and administrative expenses of $2,623,000 in the first quarter of fiscal 2011 decreased $0.3 million from the same period of fiscal 2010 primarily as a net result of decreased bad debt expense ($0.1 million), decreased customer relations expense ($0.1 million), and decreased warranty expense ($0.1 million).

The Graphics Segment first quarter fiscal 2011 operating income of $4,568,000 increased $2.8 million or 161% from operating income of $1,750,000 in the same period of fiscal 2010.  The $2.8 million increase in operating income was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	September 30
	2010	2009

Net Sales	$4,564	$3,238
Gross Profit	$1,465	$469
Operating Income	$1,039	$56

Electronic Components Segment net sales of $4,564,000 in the first quarter of fiscal 2011 increased 41.0% from fiscal 2010 same period net sales of $3,238,000.  The Company acquired LSI ADL Technology, the only operating company in this segment, three weeks into the first quarter of fiscal 2010, thereby resulting in a shorter quarter last year.  The $1.3 million increase in Electronic Components Segment net sales is primarily the result of increased net sales to recurring customers served.  In addition to this segment’s growth in customer sales, its intersegment net sales grew 93% in support of LED lighting sales.

Gross profit of $1,465,000 in the first quarter of fiscal 2011 increased $1.0 million or 212% from the same period fiscal 2010, and increased from 11.0% to 22.3% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  Operating income and gross profit of the Electronic Components Segment in the first quarter of fiscal 2010 was reduced by $526,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The additional $0.5 million increase in amount of gross profit is due to increased Electronic Components net sales at increased margins.  The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures; and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $426,000 in the first quarter of fiscal 2011 were level with the same period of fiscal 2010.

The Electronic Components Segment first quarter fiscal 2011 operating income of $1,039,000 increased $1.0 million from operating income of $56,000 in the same period of fiscal 2010.  The $1.0 million increase in operating income was the result of increased net sales, and increased gross profit.

All Other Category
(In thousands)	Three Months Ended
	September 30
	2010	2009

Net Sales	$1,725	$2,700
Gross Profit	$385	$973
Operating Income (Loss)	$(315)	$282

All Other Category net sales of $1,725,000 in the first quarter of fiscal 2011 decreased 36.1% from fiscal 2010 net sales of $2,700,000.  The $1.0 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.2 million), reduced installation net sales ($0.1 million), net decreased net sales of LED video screens to the entertainment and other markets ($0.3 million), increased net sales of specialty LED lighting ($0.1 million), no sales of electrical wire harnesses ($0.9 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales of wire harnesses.

The gross profit of $385,000 in the first quarter of fiscal 2011 compares to gross profit of $973,000 in the same period of fiscal 2010.  The $0.6 million reduction is primarily the net result of decreased net sales, increased installation costs ($0.3 million), decreased freight costs ($0.1 million) and decreased indirect wage compensation and benefits ($0.2 million).

Selling and administrative expenses of $700,000 in the first quarter of fiscal 2011 were level with the same period of the prior year.  Changes of expense between years include increased sales commission expense ($0.1 million).

The All Other Category first quarter fiscal 2011 operating loss of $(315,000) compares to operating income of $282,000 in the same period of fiscal 2010.  This $0.6 million decreased operating income was the net result of decreased net sales and decreased gross profit.

Corporate and Eliminations
(In thousands)	Three Months Ended
	September 30
	2010	2009

Gross Profit	$(76)	$(85)
Operating Income (Loss)	$(2,350)	$(3,037)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $2,332,000 in the first quarter of fiscal 2011 were down $0.6 million or 21.0% from the same period of the prior year.  The reduction in expense is primarily related to reduced audit and accounting fees ($0.1 million), reduced outside consulting services ($0.2 million) and no acquisition deal costs in the first quarter of fiscal 2011 as compared to $0.5 million in the same period of the prior year.

Consolidated Results

The Company reported net interest expense of $22,000 in the first quarter of fiscal 2011 as compared to net interest expense of $34,000 in the same period of fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, and interest income on invested cash are included in the net interest expense amounts above.

The $2,332,000 income tax expense in the first quarter of fiscal 2011 represents a consolidated effective tax rate of 35.3%.  This is the net result of an income tax rate of 35.2% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $826,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 33.5%.   This is the net result of an income tax rate of 39.4% for the Company’s U.S. operations, combined with a 30.4% effective tax rate benefit for the Company’s Canadian operations less a full $0.1 million valuation reserve for the Canadian net operating loss tax benefit and Canadian tax credits.

The Company reported net income of $4,268,000 in the first quarter of fiscal 2011 as compared to net income of $1,637,000 in the same period of the prior year.  The increased net income is primarily the result of increased net sales and increased gross profit, and decreased operating expenses, partially offset by increased income tax expense.  Diluted earnings per share were $0.18 in the first quarter of fiscal 2011 as compared to $0.07 in the same period of fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2011 were 24,289,000 shares as compared to 23,688,000 shares in the same period last year.

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

At September 30, 2010, the Company had working capital of $77.4 million, compared to $73.6 million at June 30, 2010.  The ratio of current assets to current liabilities was 4.12 to 1 as compared to a ratio of 3.85 to 1 at June 30, 2010.  The $3.8 million increase in working capital from June 30, 2010 to September 30, 2010 was primarily related to the net effect of increased net accounts receivable ($6.8 million), increased inventory ($2.7 million) and decreased customer prepayments ($1.2 million), partially offset by decreased cash and cash equivalents ($5.3 million), reduced refundable income taxes ($1.1 million), increased accounts payable ($0.2 million), and decreased other current assets ($0.2 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company used $2.5 million of cash in operating activities in the first quarter of fiscal 2011 as compared to a generation of $0.6 million in the same period of the prior year. This $3.1 million decrease in net cash flows from operating activities is primarily the net result of greater net income ($2.6 million favorable), a greater increase in accounts receivable (unfavorable change of $2.3 million), a greater increase in inventories (unfavorable change of $1.6 million), a greater decrease in customer prepayments (unfavorable change of $1.0 million), a smaller increase in accounts payable (unfavorable change of $0.7 million), a smaller net decrease in accrued expenses and other (unfavorable $0.3 million), a larger decrease in refundable income taxes (favorable $0.3 million), less of an increase in the inventory obsolescence reserve (unfavorable $0.2 million), increased stock option expense (favorable $0.1 million) and an increase in deferred income tax assets (unfavorable $0.1 million).

Net accounts receivable and notes receivable were $42.0 million and $35.3 million at September 30, 2010 and June 30, 2010, respectively.  The increase of $6.8 million in net receivables is primarily due to combined effects of a higher amount of net sales in the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 at a reduced DSO.  The DSO decreased to 47 days at September 30, 2010 from 48 days at June 30, 2010.  There was a concentration of accounts receivable at September 30, 2010 with $6.8 million receivable from 7-Eleven, Inc.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at September 30, 2010 increased $2.7 million from June 30, 2010 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2011 in the Lighting Segment of approximately $2.9 million and in the Electronic Components Segment of approximately $0.9 million, and net inventory decreases occurred in the Graphics Segment of approximately $0.3 million and in the All Other Category of approximately $0.9 million (which was primarily related to the Company’s sale of its wire harness operation in the third quarter of fiscal 2010).

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of October 25, 2010.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2013.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of October 25, 2010, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2011 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $1.5 million of cash related to investing activities in the first quarter of fiscal 2011 as compared to a use of $1.8 million in the same period of the prior year, a favorable change of $0.3 million.  The change between years relates to the amount of fixed assets purchased, $1,503,000 in the first quarter of fiscal 2011 as compared to $1,133,000 in the same period of the prior year ($0.4 million unfavorable) and the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million favorable).  Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2011 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $1.3 million of cash related to financing activities in the first quarter of fiscal 2011 as compared to a use of $3.5 million in the same period of the prior year.  The $2.2 million favorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology in the first quarter of fiscal 2010 with no comparable payments in fiscal 2011 ($2.2 million favorable).

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

Cash Dividends

On October 18, 2010 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable November 9, 2010 to shareholders of record on November 2, 2010.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2011 consistent with the above dividend policy.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets.

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

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  The amount ultimately not collected may differ from the reserve established, particularly in the case where percentages are applied against aging categories.  In all cases, it is management’s goal to carry a reserve against the Company’s accounts receivable which is adequate based upon the information available at that time so that net accounts receivable is properly stated. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

Inventory Reserves

The Company maintains an inventory reserve for probable obsolescence of its inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Significant judgment is used to establish obsolescence reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item. It is management’s goal is to properly state inventory at lower of cost or market.

Warranty Reserves

The Company maintains a warranty reserve which is reflective of its limited warranty policy. The warranty reserve covers the estimated future costs to repair or replace defective product or installation services, whether the product is returned or it is repaired in the field. The warranty reserve is first determined based upon known claims or issues, and then by the application of a specific percentage of sales to cover general claims. The percentage applied to sales to calculate general claims is based upon historical claims as a percentage of sales. Management addresses the adequacy of its warranty reserves on a quarterly basis to ensure the reserve is accurate based upon the most current information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2010.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 15 of the Annual Report on Form
10-K for the fiscal year ended June 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2010 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2010, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

           There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/10 to 7/31/10	634	$5.22	634	(1)
8/1/10 to 8/31/10	17,391	$5.10	17,391	(1)
9/1/10 to 9/30/10	618	$6.04	618	(1)
Total	18,643	$5.14	18,643	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 375,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2010, the Plan held 243,527 common shares of the Company and had distributed 125,739 common shares.

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
October 29, 2010