Form 10-Q
period 2010-12-31
LSI INDUSTRIES INC
filed 2011-01-31
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

As of January 27, 2011 there were 24,047,305 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2010	2009	2010	2009

Net sales	$74,805	$69,374	$154,656	$137,050

Cost of products and services sold	56,158	53,074	115,387	104,153

Gross profit	18,647	16,300	39,269	32,897

Selling and administrative expenses	13,998	13,367	27,998	27,467

Operating income	4,649	2,933	11,271	5,430

Interest (income)	(4)	(4)	(24)	(7)

Interest expense	42	36	84	73

Income before income taxes	4,611	2,901	11,211	5,364

Income tax expense	1,663	1,309	3,995	2,135

Net income	$2,948	$1,592	$7,216	$3,229

Earnings per common share (see Note 5)
Basic	$0.12	$0.07	$0.30	$0.13
Diluted	$0.12	$0.07	$0.30	$0.13

Weighted average common shares outstanding

Basic	24,288	24,275	24,285	23,979
Diluted	24,408	24,284	24,319	23,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	December 31,	June 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$14,392	$17,417
Accounts and notes receivable, net	38,298	35,254
Inventories	44,297	40,082
Refundable income taxes	2,477	1,146
Other current assets	4,379	5,512
Total current assets	103,843	99,411

Property, Plant and Equipment, net	45,099	44,911

Goodwill, net	10,766	10,766

Other Intangible Assets, net	13,808	15,103

Other Long-Term Assets, net	3,606	3,654

Total assets	$177,122	$173,845

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$34	$33
Accounts payable	11,711	12,553
Accrued expenses	12,037	13,257
Total current liabilities	23,782	25,843

Other Long-Term Liabilities	3,682	3,784
Commitments and contingencies (Note 13)	--	--

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,045,163 and
24,045,502 shares, respectively	100,591	99,963
Retained earnings	49,067	44,255
Total shareholders’ equity	149,658	144,218

Total liabilities & shareholders’ equity	$177,122	$173,845

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	December 31
	2010	2009
Cash Flows from Operating Activities
Net income	$7,216	$3,229
Non-cash items included in net income
Depreciation and amortization	3,943	3,928
Deferred income taxes	(50)	(207)
Deferred compensation plan	70	57
Stock option expense	579	724
Issuance of common shares as compensation	20	20
Loss on disposition of fixed assets	52	28
Allowance for doubtful accounts	598	(83)
Inventory obsolescence reserve	574	378

Changes in certain assets and liabilities, net of acquisition
Accounts and notes receivable	(3,642)	(213)
Inventories	(4,789)	1,664
Refundable income taxes	(1,331)	1,924
Accounts payable and other	(713)	(2,127)
Customer prepayments	(203)	(1,303)
Net cash flows provided by operating activities	2,324	8,019

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,913)	(2,280)
Proceeds from sale of fixed assets	25	5
Acquisition of business, net of cash received	--	(675)
Net cash flows (used in) investing activities	(2,888)	(2,950)

Cash Flows from Financing Activities
Payment of long-term debt	(16)	(2,222)
Cash dividends paid	(2,404)	(2,404)
Exercise of stock options	59	--
Purchase of treasury shares	(104)	(93)
Issuance of treasury shares	4	11
Net cash flows (used in) financing activities	(2,461)	(4,708)

Increase (decrease) in cash and cash equivalents	(3,025)	361

Cash and cash equivalents at beginning of year	17,417	13,986

Cash and cash equivalents at end of period	$14,392	$14,347

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2010, the results of its operations for the three month and six month periods ended December 31, 2010 and 2009, and its cash flows for the six month periods ended December 31, 2010 and 2009. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2010 Annual Report on Form 10-K.  Financial information as of June 30, 2010 has been derived from the Company’s audited consolidated financial statements.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements, and ASC Subtopic 985-605, Software:  Revenue Recognition.  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and essential to the functionality of the tangible product and are thus excluded from the scope of ASC Subtopic 985-605.

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

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

(In thousands)	December 31,	June 30,
	2010	2010

Accounts and notes receivable	$39,295	$35,653
less Allowance for doubtful accounts	(997)	(399)
Accounts and notes receivable, net	$38,298	$35,254

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of December 31, 2010 and June 30, 2010, the Company had bank balances of $11,776,000 and $18,530,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31,	June 30,
	2010	2010

Property, plant and equipment, at cost	$111,075	$108,873
less Accumulated depreciation	(65,976)	(63,962)
Property, plant and equipment, net	$45,099	$44,911

The Company recorded $1,327,000 and $1,338,000 of depreciation expense in the second quarter of fiscal 2011 and 2010, respectively, and $2,648,000, and $2,668,000 of depreciation expense in the first half of fiscal 2011 and 2010, respectively.

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between two and twenty years.  The Company periodically evaluates definite-lived intangible assets for permanent impairment. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 8.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2010	2009	2010

Balance at beginning of the period	$589	$223	$223
Additions charged to expense	859	650	1,870
Addition from acquisition	--	5	5
Deductions for repairs and
Replacements	(681)	(530)	(1,509)
Balance at end of the period	$767	$348	$589

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs incurred related to both product and software development totaled $1,263,000, and $1,271,000 for the three month periods ended December 31, 2010 and 2009, respectively, and $2,743,000 and $2,453,000 for the six month periods ended December 31, 2010 and 2009, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 364,000 shares and 243,000 shares for the three month periods ended December 31, 2010 and 2009, respectively, and 273,000 shares and 239,000 shares for the six month periods ended December 31, 2010 and 2009, respectively.  See further discussion in Note 5.

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $16,525,000 or 22%, and $18,054,000 or 26% of consolidated net sales in the three months ended December 31, 2010 and 2009, respectively, and $36,044,000 or 23% and $25,801,000 or 19% of consolidated net sales in the six months ended December 31, 2010 and 2009, respectively.  There was no concentration of accounts receivable at December 31, 2010 or June 30, 2010.

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

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, including the petroleum/convenience store market. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting.  The LSI Greenlee facility in Dallas, Texas was consolidated into the Company’s main lighting facility in Ohio in the second quarter of fiscal 2011.  These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid state LED digital advertising billboards, and solid state LED digital sports video screens (LED video screens are designed and manufactured by the Company’s Lighting Segment). These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of December 31, 2010 and June 30, 2010:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Net Sales:
Lighting Segment	$47,490	$43,688	$94,965	$83,329
Graphics Segment	20,783	19,324	46,870	41,421
Electronic Components Segment	5,277	4,409	9,841	7,647
All Other Category	1,255	1,953	2,980	4,653
	$74,805	$69,374	$154,656	$137,050

Operating Income (Loss):
Lighting Segment	$2,573	$3,118	$6,253	$6,564
Graphics Segment	2,617	1,798	7,185	3,548
Electronic Components Segment	1,804	749	2,843	805
All Other Category	(52)	(514)	(367)	(232)
Corporate and Eliminations	(2,293)	(2,218)	(4,643)	(5,255)
	$4,649	$2,933	$11,271	$5,430
Capital Expenditures:
Lighting Segment	$916	$834	$2,157	$1,105
Graphics Segment	48	192	88	356
Electronic Components Segment	373	97	416	484
All Other Category	28	1	28	10
Corporate and Eliminations	45	23	224	325
	$1,410	$1,147	$2,913	$2,280

Depreciation and Amortization:
Lighting Segment	$954	$927	$1,900	$1,867
Graphics Segment	505	505	1,014	1,011
Electronic Components Segment	233	220	464	383
All Other Category	62	104	129	235
Corporate and Eliminations	220	226	436	432
	$1,974	$1,982	$3,943	$3,928

	December 31,	June 30,
	2010	2010
Identifiable Assets:
Lighting Segment	$88,781	$81,927
Graphics Segment	32,755	36,077
Electronic Components Segment	27,833	23,136
All Other Category	12,488	15,372
Corporate and Eliminations	15,265	17,333
	$177,122	$173,845

Segment net sales represent sales to external customers.  Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2010	2009	2010	2009

Lighting Segment intersegment
net sales	$805	$164	$1,463	$5,099

Graphics Segment intersegment
net sales	$121	$329	$546	$532

Electronic Components intersegment
net sales	$6,832	$1,668	$8,828	$2,703

All other Category intersegment
net sales	$1,554	$1,867	$3,130	$4,806

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2010	2009	2010	2009
Net Sales (a):
United States	$74,403	$69,139	$153,363	$135,754
Canada	402	235	1,293	1,296
	$74,805	$69,374	$154,656	$137,050

	December 31,	June 30,
	2010	2010
Long-lived Assets (b):
United States	$48,423	$48,220
Canada	282	345
	$48,705	$48,565

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5 -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009

BASIC EARNINGS PER SHARE

Net income	$2,948	$1,592	$7,216	$3,229

Weighted average shares outstanding
during the period, net
of treasury shares (a)	24,044	24,041	24,046	23,747
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	244	234	239	232
Weighted average shares outstanding	24,288	24,275	24,285	23,979

Basic earnings per share	$0.12	$0.07	$0.30	$0.13

DILUTED EARNINGS PER SHARE

Net income	$2,948	$1,592	$7,216	$3,229

Weighted average shares outstanding

Basic	24,288	24,275	24,285	23,979

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
and contingently issuable shares,
if any	120	9	34	7

Weighted average shares
outstanding (c)	24,408	24,284	24,319	23,986

Diluted earnings per share	$0.12	$0.07	$0.30	$0.13

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,523,008 common shares and 2,128,264 common shares at December 31, 2010 and 2009, respectively, and options to purchase 2,032,614 common shares and 1,964,656 common shares at December 31, 2010 and 2009, respectively, were not included in the computation of the three month and six month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6  -  INVENTORIES

The following information is provided as of the dates indicated (in thousands):

	December 31, 2010	June 30, 2010
Inventories:
Raw materials	$27,393	$19,029
Work-in-process	6,458	8,891
Finished goods	10,446	12,162
	$44,297	$40,082

NOTE 7 -  ACCRUED EXPENSES

The following information is provided as of the dates indicated (in thousands):

	December 31, 2010	June 30, 2010
Accrued Expenses:
Compensation and benefits	$5,918	$6,725
Customer prepayments	2,030	2,233
Accrued sales commissions	1,152	884
Accrued Income Taxes	--	138
Other accrued expenses	2,937	3,277
	$12,037	$13,257

NOTE 8 -  GOODWILL AND OTHER INTANGIBLE ASSETS

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

Balance as of December 31, 2010
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
Losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Based upon the Company’s analysis as of July 1, 2010, it was determined that its indefinite-lived intangible assets were not impaired.  In fiscal 2010, the Company determined that an intangible asset with a net carrying value of $16,000 for a patent in the Lighting Segment was fully impaired and that an intangible asset with a carrying value of $137,000 for a trade name in the Technology Segment was also fully impaired.  Accordingly, the Company recorded $153,000 of intangible asset impairment expense in fiscal 2010.

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2010
Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,348	$5,004
Patents	70	44	26
LED technology
firmware, software	11,228	6,828	4,400
Trade name	460	132	328
Non-compete agreements	890	262	628
	23,000	12,614	10,386

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$12,614	$13,808

	June 30, 2010
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,950	$5,402
Patents	70	42	28
LED technology
firmware, software	11,228	6,043	5,185
Trade name	460	86	374
Non-compete agreements	890	198	692
	23,000	11,319	11,681

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$11,319	$15,103

(In thousands)	Amortization Expense of Other Intangible Assets
	December 31, 2010	December 31, 2009

Three Months Ended	$647	$644
Six Months Ended	$1,295	$1,260

The Company expects to record amortization expense through fiscal 2015 as follows:  2011 through 2012 -- $2,588,000 per year; 2013 -- $2,325,000; 2014 -- $619,000; 2015 -- $532,000; and after 2015 -- $3,029,000.

NOTE 9  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of December 31, 2010.  The line of credit expires in the third quarter of fiscal 2013.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 225 and 265 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA (earnings before income taxes, depreciation and amortization). The Company is in compliance with all of its loan covenants as of December 31, 2010.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2011.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of December 31, 2010.

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

(In thousands)	December 31, 2010	June 30, 2010

Total mortgage balance	$1,116	$1,132
Less current maturities	34	33
Long-term debt	$1,082	$1,099

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended June 30
2011	$17
2012	34
2013	1,065
$1,116

NOTE 10 -  CASH DIVIDENDS

The Company paid cash dividends of $2,404,000, and $2,404,000 in the six months ended December 31, 2010 and 2009, respectively.  In January 2011, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on February 15, 2011 to shareholders of record February 8, 2011.

NOTE 11 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 633,043 shares were available for future grant or award as of December 31, 2010.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2010, a total of 2,199,339 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,217,514 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2010 that will be recorded as expense in future periods is $1,110,200.  The weighted average time over which this expense will be recorded is approximately 20 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09

Dividend yield	2.97%	3.28%	2.97%	3.28%
Expected volatility	56%	51%	56%	51%
Risk-free interest rate	1.93%	2.61%	1.41%	2.40%
Expected life	4.5 yrs.	4.3 yrs.	4.5 yrs.	4.3 yrs.

At December 31, 2010, the 288,200 options granted in the first six months of fiscal 2011 to employees and non-employee directors had per share exercise prices ranging from $4.84 to $8.92, fair values ranging from $1.60 to $3.37 per option, and remaining contractual lives of nine years six months to nine years eleven months.

At December 31, 2009, the 641,500 options granted in the first six months of fiscal 2010 to both employees and non-employee directors had per share exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87, and remaining contractual lives of between nine years and eleven months and ten years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.0% forfeiture rate effective July 1, 2010, with the previous estimated forfeiture rate having been 6.55%.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $164,470 and $378,000 of expense related to stock options in three months ended December 31, 2010 and 2009, respectively, and $579,300 and $723,600 in the six month periods ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company expects that approximately 947,756 outstanding stock options having a weighted average exercise price of $8.25 per share, intrinsic value of $1,036,915 and weighted average remaining contractual terms of 8.6 years will vest in the future.

Information related to all stock options for the periods ended December 31, 2010 and 2009 is shown in the table below:

	Six Months Ended December 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	288,200	$5.29
Forfeitures	(204,947)	$11.34
Exercised	(7,000)	8.40

Outstanding at 12/31/10	2,199,339	$10.84	6.9 years	$1,193,125

Exercisable at 12/31/10	1,217,514	$12.97	5.5 years	$96,938

	Six Months Ended December 31, 2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	641,500	$8.26
Forfeitures	(7,876)	$12.80
Exercised	--	$--

Outstanding at 12/31/09	2,170,836	$11.65	7.0 years	$181,320

Exercisable at 12/31/09	1,048,361	$12.99	5.1 years	$20,123

The aggregate intrinsic value of options exercised during the six month period ended December 31, 2010 was $6,526.  No options were exercised in the six month period ended December 31, 2009.

Information related to unvested stock options for the six months ended December 31, 2010 is shown in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding unvested
stock options at 6/30/10	1,071,875	$10.32	8.4 years	$10,193

Vested	(359,500)	$11.95
Forfeitures	(18,750)	$12.57
Granted	288,200	$5.29

Outstanding unvested
stock options at 12/31/10	981,825	$8.20	8.6 years	$1,096,188

Stock Compensation Awards

The Company awarded a total of 3,592 and 3,228 common shares, respectively, in the six months ended December 31, 2010 and December 31, 2009 as stock compensation awards.  These common shares were valued at their approximate $20,000 fair market values, respectively, on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company common stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of December 31, 2010 there were 28 participants, all with fully vested account balances.  A total of 244,526 common shares with a cost of $2,503,700, and 224,884 common shares with a cost of $2,403,600 were held in the Plan as of December 31, 2010 and June 30, 2010, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2011, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 21,000 to 23,000 common shares of the Company.  During the six months ended December 31, 2010 and 2009, the Company used approximately $104,400 and $93,400, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2010	2009
Cash payments:
Interest	$76	$69
Income taxes	$5,478	$421

Issuance of common shares as compensation	$20	$20
Issuance of common shares for acquisition	$--	$14,448

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business.  The Company provides reserves for these matters when a loss is probable and reasonably estimable.

The Company has been named as one of several defendants in a lawsuit filed in August 2010 alleging patent infringement with respect to alleged two way communication features in the Company’s solid-state LED video screens sold over the past four and one half years.  The plaintiff is seeking unspecified damages related to the alleged patent infringement.  The Company is in process of gathering information and data related to its sales of LED video screens.  The Company and the plaintiff have initiated discussions related to this lawsuit and it is expected these discussions with the plaintiff will continue, possibly toward settlement and resolution of this matter.  While the Company believes its LED video screen designs do not infringe upon the plaintiff’s patent, management believes it may be in the best interest of the Company to reach agreement with the plaintiff upon a reasonable amount for which to settle.  However, if the Company and the plaintiff are unable to agree upon an economical amount and appropriate terms for a settlement, the Company intends to contest this matter vigorously in court.  As a result, the Company is unable to estimate a range for this loss contingency.

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

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009

Lighting Segment	$47,490	$43,688	$94,965	$83,329
Graphics Segment	20,783	19,324	46,870	41,421
Electronic Components Segment	5,277	4,409	9,841	7,647
All Other Category	1,255	1,953	2,980	4,653
	$74,805	$$69,374	$154,656	$137,050

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Lighting Segment	$2,573	$3,118	$6,253	$6,564
Graphics Segment	2,617	1,798	7,185	3,548
Electronic Components Segment	1,804	749	2,843	805
All Other Category	(52)	(514)	(367)	(232)
Corporate and Eliminations	(2,293)	(2,218)	(4,643)	(5,255)
	$4,649	$2,933	$11,271	$5,430

  Summary Comments

Fiscal 2011 second quarter net sales of $74,805,000 increased $5.4 million or 7.8% as compared to the same period of fiscal 2010.  See Note 4 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.8 million or 8.7%), Graphics Segment (up $1.5 million or 7.6%), and the Electronic Components Segment (up $0.9 million or 19.7%).  Net sales were unfavorably influenced by decreased All Other Category net sales (down $0.7 million or 35.7%).  In the second quarter of fiscal 2010, the Company recorded certain pre-tax acquisition-related fair value inventory adjustments totaling $87,000 --  see the paragraph below regarding Non-GAAP Financial Measures.  There were no such similar significant expenses in fiscal 2011.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $34,976,000 or 47% of total net sales and $31,925,000 or 46% of total net sales in the second quarter of fiscal 2011 and 2010, respectively.  The $3.1 million or 10% increase is primarily due to increased net sales to customers other than 7-Eleven, Inc., who is replacing traditional canopy, site and sign lighting with solid-state LED lighting ($1.5 million decrease).  The Company has completed 7-Eleven’s conversion to solid-state LED lighting at the non-petroleum retail sites in the second quarter of fiscal 2011, with some additional sites flowing over to the Company’s second half of fiscal 2011 .  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

Fiscal 2011 first half net sales of $154,626,000 increased $17.6 million or 12.8% as compared to the same period of fiscal 2010.  See Note 4 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $11.6 million or 14.0%), Graphics Segment (up $5.4 million or 13.2%), and the Electronic Components Segment (up $2.2 million or 28.7%).  Net sales were unfavorably influenced by decreased All Other Category net sales (down $1.7 million or 36.0%).  In the first half of fiscal 2010, the Company recorded certain pre-tax acquisition deal costs and acquisition-related fair value inventory adjustments totaling $1,126,000 --  see the paragraph below regarding Non-GAAP Financial Measures.  There were no such similar significant expenses in fiscal 2011.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $69,944,000 or 45% of total net sales and $52,890,000 or 39% of total net sales in the first half of fiscal 2011 and 2010, respectively.  The $17.1 million or 32% increase is primarily due to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting ($10.2 million increase).  The Company has substantially completed the conversion to solid-state LED lighting at the non-petroleum retail sites in the second quarter of fiscal 2011, with some additional sites flowing over to the Company’s third fiscal quarter.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2011	FY 2010	% Change

First Quarter	$16,673	$17,999	(7.4)%
Second Quarter	17,585	18,533	(5.1	) %
First Half	$34,258	36,532	(6.2	) %
Third Quarter		11,510
Nine Months		48,042
Fourth Quarter		14,538
Full Year		$62,580

Second quarter fiscal 2011 LED net sales of $17,585,000 were down $0.9 million or 5.1% from the same period of the prior year.  The $17,585,000 total LED net sales and the $0.9 million reduction are primarily the result of Lighting Segment LED net sales of $16,017,000 (up $2.0 million or 14%), Graphics Segment LED net sales of $1,166,000 (down $3.1 million or 73%, primarily due to lower LED sports screen sales) and All Other Category LED net sales of $402,000 (up $0.2 million or 71%).  First half fiscal 2011 LED net sales of $34,258,000 were down $2.3 million or 6.2% from the same period of the prior year.  The $34,258,000 total LED net sales and the $2.3 million reduction are primarily the result of Lighting Segment LED net sales of $28,674,000 (up $7.3 million or 34%), Graphics Segment LED net sales of $4,291,000 (down $9.6 million or 69%, primarily due to lower LED sports screen sales) and All Other Category LED net sales of $1,293,000 (level with the prior year).

During the recession of 2008 through 2010, virtually all of our markets were adversely impacted and our business suffered as a result.  During these difficult and uncertain economic conditions, we took a number of proactive steps to meet our operating challenges, including strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, prudent staffing decisions, and maintaining a conservative financial position coupled with positive free cash flow.  Economic conditions in many of the markets we serve now have begun to show some improvement in the first half of fiscal 2011.  We continue to adjust our expense levels to production rates we are experiencing and to manage working capital efficiently.  We are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company, notwithstanding we are now in what is typically our lowest seasonal quarter of the fiscal year.  LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions continue to improve.

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

(In thousands, except per share data; unaudited)
	Second Quarter FY 2011		Second Quarter FY 2010
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income to
adjusted net income:

Net income as reported	$2,948	$0.12	$1,592		$0.07

Adjustment for the
acquisition-related
fair value inventory
adjustment, inclusive of
the income tax effect	--	--	34	(1)	--

Adjusted net income and
earnings per share	$2,948	$0.12	$1,626		$0.07

(In thousands, except per share data; unaudited)
	First Half FY 2011		First Half FY 2010
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income to
adjusted net income:

Net income as reported	$7,216	$0.30	$3,229		$0.13

Adjustment for the acquisition
deal costs and acquisition-
related fair value inventory
adjustment, inclusive of
the income tax effect	--	--	668	(2)	0.03

Adjusted net income and
earnings per share	$7,216	$0.30	$3,897		$0.16

The income tax effects of the adjustments in the table above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1)	$ 53
(2)	$458

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Lighting Segment
(In thousands)	Three Months Ended
	December 31
	2010	2009

Net Sales	$47,490	$43,688
Gross Profit	$10,573	$10,237
Operating Income	$2,573	$3,118

Lighting Segment net sales of $47,490,000 in the second quarter of fiscal 2011 increased 8.7% from fiscal 2010 same period net sales of $43,688,000.  The $3.8 million increase in Lighting Segment net sales is primarily the net result of a $1.8 million or 7.5% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were down 1%, net sales to the automotive dealership market were up 21%, and net sales to the quick service restaurant market were up 35%) and national retail accounts, and an $1.9 million or 10.1% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 38% and 42% of Lighting Segment net sales in the second quarter of fiscal years 2011 and 2010 respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 1% from last year to $17,947,000, with approximately $4.0 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the second half of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $16.0 million in the second quarter of fiscal 2011, representing a 14% increase from fiscal 2010 second quarter net sales of solid-state LED light fixtures of $14.1 million.

Gross profit of $10,573,000 in the second quarter of fiscal 2011 increased $0.3 million or 3.3% from the same period of fiscal 2010, and decreased from 23.3% to 21.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at decreased margins, increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $0.5 million increased freight costs; $0.1 million decreased warranty costs; $0.1 million increased utilities; $0.1 million increased manufacturing supplies expense; and $0.1 million increased outside service cost.

Selling and administrative expenses of $8,000,000 in the second quarter of fiscal 2011 increased $0.9 million from the same period of fiscal 2010 primarily as the net result of decreased employee compensation and benefits expense ($0.1 million), increased sales commission expense ($0.2 million), increased customer relations expense ($0.3 million), increased bad debt expense ($0.1 million), and increased warranty expense ($0.2 million).

The Lighting Segment second quarter fiscal 2011 operating income of $2,573,000 decreased $0.5 million or 17.5% from operating income of $3,118,000 in the same period of fiscal 2010.  This reduction of $0.5 million was the net result of increased net sales, increased gross profit (at lower margin percentages), and increased selling and administrative expenses .

Graphics Segment
(In thousands)	Three Months Ended
	December 31
	2010	2009

Net Sales	$20,783	$19,324
Gross Profit	$5,295	$4,488
Operating Income	$2,617	$1,798

Graphics Segment net sales of $20,783,000 in the second quarter of fiscal 2011 increased 7.6% from fiscal 2010 same period net sales of $19,324,000.  The $1.5 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to eight petroleum / convenience store customers ($3.7 million net increase), a grocery retailer ($0.9 million decrease), the LED video sports screen market ($0.1 million decrease), a national drug store retailer ($1.1 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 82% and 71% of Graphics Segment net sales in the second quarter of fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 23% from last year to $17,029,000, with approximately $12.2 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the third quarter of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $1.2 million in the second quarter of fiscal 2011 as compared to $4.2 million in the same period of the prior year.

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

Gross profit of $5,295,000 in the second quarter of fiscal 2011 increased $0.8 million or 18% from the same period fiscal 2010, and increased from 22.8% to 25.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures; $0.3 million increased freight costs; $0.1 million decreased benefits and compensation; $0.1 million decreased warranty costs; and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $2,678,000 in the second quarter of fiscal 2011 were level with the same period of fiscal 2010 primarily as a net result of decreased benefits and compensation ($0.1 million), and changes in other operating costs.

The Graphics Segment second quarter fiscal 2011 operating income of $2,617,000 increased $0.8 million or 46% from operating income of $1,798,000 in the same period of fiscal 2010.  The $0.8 million increase in operating income was the result of increased net sales, and increased gross profit.

Electronic Components Segment
(In thousands)	Three Months Ended
	December 31
	2010	2009

Net Sales	$5,277	$4,409
Gross Profit	$2,235	$1,379
Operating Income	$1,804	$749

Electronic Components Segment net sales of $5,277,000 in the second quarter of fiscal 2011 increased 19.7% from fiscal 2010 same period net sales of $4,409,000.  The $0.9 million increase in Electronic Components Segment net sales is primarily the net result of increased net sales to recurring customers served and the addition of a new customer.  In addition to this segment’s growth in customer sales, its intersegment net sales grew 310% in support of LED lighting sales.

Gross profit of $2,235,000 in the second quarter of fiscal 2011 increased $0.9 million or 62% from the same period of fiscal 2010, and decreased from 22.7% to 18.5% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  The lower gross margins are primarily the result of the significant increase in the amount of intersegment business at lower margin percentages.  Operating income and gross profit of the Electronic Components Segment in the second quarter of fiscal 2010 was reduced by $87,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The additional $0.8 million increase in amount of gross profit is due to increased Electronic Components net sales at decreased margins.  The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures; $0.1 million increased benefits and compensation; and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $431,000 in the second quarter of fiscal year 2011 decreased $0.2 million from the same period of fiscal 2010 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million).

The Electronic Components Segment second quarter fiscal 2011 operating income of $1,804,000 increased $1.1 million from operating income of $749,000 in the same period of fiscal 2010.  The $1.1 million increase in operating income was the result of increased net sales, increased gross profit and decreased selling and administrative expenses.

All Other Category
(In thousands)	Three Months Ended
	December 31
	2010	2009

Net Sales	$1,255	$1,953
Gross Profit	$780	$203
Operating Income (Loss)	$(52)	$(514)

All Other Category net sales of $1,255,000 in the second quarter of fiscal 2011 decreased 35.7% from fiscal 2010 net sales of $1,953,000.  The $0.7 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.1 million), increased net sales of specialty LED lighting ($0.2 million), no sales of electrical wire harnesses ($0.9 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales or expenses related to wire harnesses.

The gross profit of $780,000 in the second quarter of fiscal 2011 compares to gross profit of $203,000 in the same period of fiscal 2010.  The $0.6 million increase is primarily the net result of decreased net sales at increased margins, increased installation costs ($0.2 million), and decreased indirect wage compensation and benefits ($0.2 million).

Selling and administrative expenses of $832,000 in the second quarter of fiscal 2011 increased $0.1 million from the same period of fiscal 2010 primarily as the net result of decreased benefits and compensation ($0.2 million) and increased bad debt expense ($0.3 million).

The All Other Category second quarter fiscal 2011 operating loss of $(52,000) compares to an operating loss of $(514,000) in the same period of fiscal 2010.  This $0.5 million improved operating income was the net result of decreased net sales, increased gross profit, and increased selling and administrative expense.  Sales and resulting gross profit were not high enough to cover selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	December 31
	2010	2009

Gross Profit	$(236)	$(7)
Operating Income (Loss)	$(2,293)	$(2,218)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $2,057,000 in the second quarter of fiscal 2011 were down $0.2 million or 7.0% from the same period of the prior year.  The reduction in expense is primarily related to reduced research and development expense ($0.1 million) and changes in other administrative expenses.

Consolidated Results

The Company reported net interest expense of $38,000 in the second quarter of fiscal 2011 as compared to net interest expense of $32,000 in the same period of fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $1,663,000 income tax expense in the second quarter of fiscal 2011 represents a consolidated effective tax rate of 36.1%.  This is the net result of an income tax rate of 34.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, and by a full valuation reserve on the Company’s Canadian tax position.  The $1,309,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 45.1%.   This is the net result of an income tax rate of 40.7% for the Company’s U.S. operations, combined with a 30.4% effective tax rate benefit for the Company’s Canadian operations plus a $0.1 million increase of the valuation reserve for the Canadian net operating loss tax benefit and Canadian tax credits.

The Company reported net income of $2,948,000 in the second quarter of fiscal 2011 as compared to net income of $1,592,000 in the same period of the prior year.  The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and increased income tax expense.  Diluted earnings per share were $0.12 in the second quarter of fiscal 2011 as compared to $0.07 in the same period of fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2011 were 24,408,000 shares as compared to 24,284,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2010	2009

Net Sales	$94,965	$83,329
Gross Profit	$22,230	$20,823
Operating Income	$6,253	$6,564

Lighting Segment net sales of $94,965,000 in the first half of fiscal 2011 increased 14.0% from fiscal 2010 same period net sales of $83,329,000.  The $11.6 million increase in Lighting Segment net sales is primarily the net result of a $7.4 million or 17.5% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 14%, net sales to the automotive dealership market were up 22%, and net sales to the quick service restaurant market were up 29%) and national retail accounts, and an $4.2 million or 10.2% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 35% and 36% of Lighting Segment net sales in the first half of fiscal years 2011 and 2010 respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 14% from last year to $33,707,000, with approximately $9.1 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the second half of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $28.7 million in the first half of fiscal 2011, representing a 34% increase from first half fiscal 2010 net sales of solid-state LED light fixtures of $21.4 million.

Gross profit of $22,230,000 in the first half of fiscal 2011 increased $1.4 million or 6.8% from the same period of fiscal 2010, and decreased from 23.5% to 23.1% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $0.1 million increased freight costs; $0.2 million decreased benefits and compensation; $0.2 million increased warranty costs; $0.2 million increased utilities; $0.1 million increased repairs and maintenance; $0.1 million increased outside service costs; and $0.2 million increased manufacturing supplies expense.

Selling and administrative expenses of $15,977,000 in the first half of fiscal 2011 increased $1.7 million from the same period of fiscal 2010 primarily as the net result of increased sales commission expense ($0.7 million), increased research and development expense ($0.3 million), increased customer relations expense ($0.2 million), and increased bad debt expense ($0.2 million).

The Lighting Segment first half fiscal 2011 operating income of $6,253,000 decreased $0.3 million or 4.7% from operating income of $6,564,000 in the same period of fiscal 2010.  This reduction of $0.3 million was the net result of increased net sales, increased gross profit (at lower margin percentages), and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2010	2009

Net Sales	$46,870	$41,421
Gross Profit	$12,486	$9,142
Operating Income	$7,185	$3,548

Graphics Segment net sales of $46,870,000 in the first half of fiscal 2011 increased 13.2% from fiscal 2010 same period net sales of $41,421,000.  The $5.4 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to nine petroleum / convenience store customers ($14.1 million net increase), a grocery retailer ($0.7 million decrease), the LED video sports screen market ($5.1 million decrease), a national drug store retailer ($2.6 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 77% and 56% of Graphics Segment net sales in the first half of fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 56% from last year to $36,237,000, with approximately $26.9 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the third quarter of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $4.3 million in the first half of fiscal 2011 as compared to $13.9 million in the same period of the prior year.

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

Gross profit of $12,486,000 in the first half of fiscal 2011 increased $3.3 million or 37% from the same period fiscal 2010, and increased from 21.8% to 26.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures; $0.8 million increased freight costs; $0.1 million increased benefits and compensation; $0.1 million increased warranty costs; and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $5,301,000 in the first half of fiscal 2011 decreased $0.3 million from the same period of fiscal 2010 primarily as a net result of decreased benefits and compensation expense ($0.1 million), decreased bad debt expense ($0.1 million), decreased customer relations expense ($0.1 million), and decreased commissions expense ($0.1 million).

The Graphics Segment first half fiscal 2011 operating income of $7,185,000 increased $3.6 million or 103% from operating income of $3,548,000 in the same period of fiscal 2010.  The $3.6 million increase in operating income was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Six Months Ended
	December 31
	2010	2009

Net Sales	$9,841	$7,647
Gross Profit	$3,700	$1,848
Operating Income	$2,843	$805

Electronic Components Segment net sales of $9,841,000 in the first half of fiscal 2011 increased 28.7% from fiscal 2010 same period net sales of $7,647,000.  The $2.2 million increase in Electronic Components Segment net sales is primarily the result of increased net sales to recurring customers served and the addition of a new customer.  In addition to this segment’s growth in customer sales, its intersegment net sales grew 227% in support of LED lighting sales.

Gross profit of $3,700,000 in the first half of fiscal 2011 increased $1.9 million or 100% from the same period fiscal 2010, and increased from 17.9% to 19.8% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  Operating income and gross profit of the Electronic Components Segment in the first half of fiscal 2010 was reduced by $613,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The additional $1.8 million increase in amount of gross profit is due to increased Electronic Components net sales at increased margins.  The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures; $0.1 million increased benefits and compensation;  and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $857,000 in the first half of fiscal 2011 decreased $0.2 million from the same period of fiscal 2010 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million).

The Electronic Components Segment first half fiscal 2011 operating income of $2,843,000 increased $2.0 million from operating income of $805,000 in the same period of fiscal 2010.  The $2.0  million increase in operating income was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses.

All Other Category
(In thousands)	Six Months Ended
	December 31
	2010	2009

Net Sales	$2,980	$4,653
Gross Profit	$1,165	$1,176
Operating Income (Loss)	$(367)	$(232)

All Other Category net sales of $2,980,000 in the first half of fiscal 2011 decreased 36.0% from fiscal 2010 net sales of $4,653,000.  The $1.7 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.3 million), decreased installation net sales ($0.1 million), no sales of electrical wire harnesses ($1.8 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales or expenses related to wire harnesses.

The gross profit of $1,165,000 in the first half of fiscal 2011 compares to gross profit of $1,176,000 in the same period of fiscal 2010.  Gross profit was level with the same period of the prior fiscal year primarily the net result of decreased net sales, increased installation costs ($0.5 million), decreased freight costs ($0.1 million), decreased indirect wage compensation and benefits ($0.4 million), and decreased depreciation expense ($0.1 million).

Selling and administrative expenses of $1,532,000 in the first half of fiscal 2011 increased $0.1 million or 9% as compared to the same period of the prior year.  Changes of expense between years include decreased benefits and compensation ($0.2 million), increased bad debt expense ($0.3 million), and increased sales commission expense ($0.1 million).

The All Other Category first half fiscal 2011 operating loss of $(367,000) compares to an operating loss of $(232,000) in the same period of fiscal 2010.  This $0.1 million decreased operating income was the net result of decreased net sales, decreased gross profit, and increased selling and administrative expenses.  Sales and resulting gross margins were not high enough to cover selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2010	2009

Gross Profit	$(312)	$(92)
Operating Income (Loss)	$(4,643)	$(5,255)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $4,331,000 in the first half of fiscal 2011 were down $0.8 million or 16.1% from the same period of the prior year.  The reduction in expense is primarily related to the net result of increased repair and maintenance expense ($0.1 million),  reduced audit and accounting fees ($0.1 million), reduced outside consulting services ($0.1 million) and no acquisition deal costs in the first half of fiscal 2011 as compared to $0.5 million in the same period of the prior year.

Consolidated Results

The Company reported net interest expense of $60,000 in the first half of fiscal 2011 as compared to net interest expense of $66,000 in the same period of fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $3,995,000 income tax expense in the first half of fiscal 2011 represents a consolidated effective tax rate of 35.6%.  This is the net result of an income tax rate of 34.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $2,135,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 39.8%.   This is the net result of an income tax rate of 40.7% for the Company’s U.S. operations, combined with a 30.4% effective tax rate benefit for the Company’s Canadian operations plus a full $0.1 million valuation reserve for the Canadian net operating loss tax benefit and Canadian tax credits.

The Company reported net income of $7,216,000 in the first half of fiscal 2011 as compared to net income of $3,229,000 in the same period of the prior year.  The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and increased income tax expense.  Diluted earnings per share were $0.30 in the first half of fiscal 2011 as compared to $0.13 in the same period of fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2011 was 24,316,000 shares as compared to 23,986,000 shares in the same period last year.

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

At December 31, 2010, the Company had working capital of $80.1 million, compared to $73.6 million at June 30, 2010.  The ratio of current assets to current liabilities was 4.37 to 1 as compared to a ratio of 3.85 to 1 at June 30, 2010.  The $6.5 million increase in working capital from June 30, 2010 to December 31, 2010 was primarily related to the net effect of increased net accounts receivable ($3.0 million), increased inventory ($4.2 million), increased refundable income taxes ($1.3 million), decreased accounts payable ($0.8 million), and decreased accrued expenses ($1.2 million), partially offset by decreased cash and cash equivalents ($3.0 million), and decreased other current assets ($1.1 million).   The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $2.3 million of cash in operating activities in the first half of fiscal 2011 as compared to a generation of $8.0 million in the same period of the prior year. This $5.7 million decrease in net cash flows from operating activities is primarily the net result of greater net income ($4.0 million favorable), a greater increase in accounts receivable (unfavorable change of $3.4 million), an increase rather than a decrease in inventories (unfavorable change of $6.5 million), an increase rather than a decrease in refundable income taxes (unfavorable $3.3 million),  less of a decrease in accounts payable and other  (favorable change of $1.4 million), less of a decrease customer prepayments (favorable $1.1 million), an increase rather than a decrease in the allowance for doubtful accounts (favorable $0.7 million), more of an increase in the inventory obsolescence reserve (favorable $0.2 million), decreased stock option expense (unfavorable $0.1 million) and more of a decrease in deferred income tax assets (favorable $0.2 million).

Net accounts receivable and notes receivable were $38.3 million and $35.3 million at December 31, 2010 and June 30, 2010, respectively.  The increase of $3.0 million in net receivables is primarily due to combined effects of a higher amount of net sales in the second quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 at an increased DSO.  The DSO increased to 50 days at December 31, 2010 from 48 days at June 30, 2010.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $44.3 million at December 31, 2010 increased $4.2 million from June 30, 2010 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first half of fiscal 2011 in the Lighting Segment of approximately $3.1 million and in the Electronic Components Segment of approximately $3.0 million, and net inventory decreases occurred in the Graphics Segment of approximately $0.4 million and in the All Other Category of approximately $1.3 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of January 25, 2011.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2013.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of January 25, 2011, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2011 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $2.9 million of cash related to investing activities in the first half of fiscal 2011 as compared to a use of $3.0 million in the same period of the prior year, a favorable change of $0.1 million.  The change between years relates to the amount of fixed assets purchased, $2,913,000 in the first half of fiscal 2011 as compared to $2,280,000 in the same period of the prior year ($0.6 million unfavorable) and the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million favorable).  Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2011 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $2.5 million of cash related to financing activities in the first half of fiscal 2011 as compared to a use of $4.7 million in the same period of the prior year.  The $2.2 million favorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology in the first quarter of fiscal 2010 with no comparable payments in fiscal 2011 ($2.2 million favorable).

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

Cash Dividends

On January 26, 2011 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable February 15, 2011 to shareholders of record on February 8, 2011.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2011 consistent with the above dividend policy.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other.  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  Also see Note 8.

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

Inventory Reserves

The Company maintains an inventory reserve for probable obsolescence of its inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Significant judgment is used to establish obsolescence reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.  Management values inventory at lower of cost or market.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued ASU 2010-29, “Business Combinations (Topic 805).” This amended guidance addresses the diversity in practice related to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The objective of this update is for preparers to use a consistent method of reporting pro forma revenue and earnings as a result of a business combination. The amended guidance is for annual reporting periods beginning on or after December 15, 2010 or the Company’s fiscal year 2012. The Company will follow this guidance when it is adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2010.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 15 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of December 31, 2010 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2010, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/10 to 10/31/10	277	$8.47	277	(1)
11/1/10 to 11/30/10	252	$8.87	252	(1)
12/1/10 to 12/31/10	470	$8.66	470	(1)
Total	999	$8.67	999	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2010, the Plan held 244,526 common shares of the Company and had distributed 125,739 common shares.

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
January 31, 2011