Form 10-Q
period 2011-04-29
LSI INDUSTRIES INC
filed 2011-05-05
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

As of April 29, 2011 there were 24,047,752 shares of the Registrant's common stock outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

		Begins on Page
PART I. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II. Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use
	of Proceeds	34

ITEM 6.	Exhibits	35

Signatures		35

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2011	2010	2011	2010

Net sales	$64,628	$53,466	$219,284	$190,516

Cost of products and services sold	48,304	43,954	163,691	148,107
Loss on sale of a subsidiary	--	639	--	639
Total cost of products and services sold	48,304	44,593	163,691	148,746

Gross profit	16,324	8,873	55,593	41,770

Selling and administrative expenses	13,841	12,687	41,839	40,154

Operating income (loss)	2,483	(3,814)	13,754	1,616

Interest (income)	(29)	(4)	(53)	(11)

Interest expense	40	37	124	110

Income (loss) before income taxes	2,472	(3,847)	13,683	1,517

Income tax (benefit) expense	357	(1,315)	4,352	820

Net income (loss)	$2,115	$(2,532)	$9,331	$697

Earnings (loss) per common share (see Note 5)
Basic	$0.09	$(0.10)	$0.38	$0.03
Diluted	$0.09	$(0.10)	$0.38	$0.03

Weighted average common shares outstanding
Basic	24,291	24,277	24,286	24,078
Diluted	24,363	24,277	24,331	24,085

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31,	June 30,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$9,583	$17,417
Accounts and notes receivable, net	37,866	35,254
Inventories	55,535	40,082
Refundable income taxes	349	1,146
Other current assets	4,735	5,512
Total current assets	108,068	99,411

Property, Plant and Equipment, net	44,870	44,911

Goodwill, net	10,766	10,766

Other Intangible Assets, net	13,162	15,103

Other Long-Term Assets, net	3,836	3,654

Total assets	$180,702	$173,845

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$34	$33
Accounts payable	14,733	12,553
Accrued expenses	11,909	13,257
Total current liabilities	26,676	25,843

Other Long-Term Liabilities	3,288	3,784
Commitments and contingencies (Note 13)	--	--

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,046,681 and 24,045,502
shares, respectively	100,758	99,963
Retained earnings	49,980	44,255
Total shareholders’ equity	150,738	144,218

Total liabilities & shareholders’ equity	$180,702	$173,845

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2011	2010
Cash Flows from Operating Activities
Net income	$9,331	$697
Non-cash items included in net income
Depreciation and amortization	5,886	5,903
Loss on sale of a subsidiary	--	639
Deferred income taxes	(347)	(27)
Deferred compensation plan	90	5
Stock option expense	708	1,102
Issuance of common shares as compensation	32	36
Loss on disposition of fixed assets	52	28
Allowance for doubtful accounts	139	(124)
Inventory obsolescence reserve	628	300

Changes in certain assets and liabilities, net of acquisition
Accounts and notes receivable	(2,751)	2,581
Inventories	(16,081)	1,769
Refundable income taxes	797	494
Accounts payable and other	2,276	(446)
Customer prepayments	(972)	(709)
Net cash flows provided by (used in) operating activities	(212)	12,248

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,001)	(4,572)
Proceeds from sale of fixed assets	45	505
Acquisition of business, net of cash received	--	(675)
Net cash flows (used in) investing activities	(3,956)	(4,742)

Cash Flows from Financing Activities
Payment of long-term debt	(25)	(2,230)
Cash dividends paid	(3,606)	(3,606)
Exercise of stock options	59	--
Purchase of treasury shares	(111)	(102)
Issuance of treasury shares	17	75
Net cash flows (used in) financing activities	(3,666)	(5,863)

Increase (decrease) in cash and cash equivalents	(7,834)	1,643

Cash and cash equivalents at beginning of year	17,417	13,986

Cash and cash equivalents at end of period	$9,583	$15,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations for the three month and nine month periods ended March 31, 2011 and 2010, and its cash flows for the nine month periods ended March 31, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2010 Annual Report on Form 10-K.  Financial information as of June 30, 2010 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

(In thousands)	March 31,	June 30,
	2011	2010

Accounts and notes receivable	$38,404	$35,653
less Allowance for doubtful accounts	(538)	(399)
Accounts and notes receivable, net	$37,866	$35,254

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of March 31, 2011 and June 30, 2010, the Company had bank balances of $4,706,000 and $18,530,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	March 31,	June 30,
	2011	2010

Property, plant and equipment, at cost	$112,137	$108,873
less Accumulated depreciation	(67,267)	(63,962)
Property, plant and equipment, net	$44,870	$44,911

The Company recorded $1,297,000 and $1,327,000 of depreciation expense in the third quarter of fiscal 2011 and 2010, respectively, and $3,945,000, and $3,995,000 of depreciation expense in the first nine months of fiscal 2011 and 2010, respectively.

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

Product Warranties:

The Company offers a limited warranty that its products are free of defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2011	2010	2010

Balance at beginning of the period	$589	$223	$223
Additions charged to expense	1,256	1,135	1,870
Addition from acquisition	--	5	5
Deductions for repairs and
Replacements	(1,165)	(974)	(1,509)
Balance at end of the period	$680	$389	$589

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs incurred related to both product and software development totaled $1,103,000, and $1,209,000 for the three month periods ended March 31, 2011 and 2010, respectively, and $3,846,000 and $3,662,000 for the nine month periods ended March 31, 2011 and 2010, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 316,000 shares and 233,000 shares for the three month periods ended March 31, 2011 and 2010, respectively, and 285,000 shares and 240,000 shares for the nine month periods ended March 31, 2011 and 2010, respectively.  See further discussion in Note 5.

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

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, "Multiple Deliverable Revenue Arrangements." This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, established the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amended guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the amended guidance on July 1, 2010. There was no impact on the consolidated results of operations, cash flows or financial position as a result of the amended guidance.

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $7,254,000 or 14% of consolidated net sales in the three months ended March 31, 2010, and $38,639,000 or 18% and $33,055,000 or 17% of consolidated net sales in the nine months ended March 31, 2011 and 2010, respectively.  There was no concentration of accounts receivable at March 31, 2011 or June 30, 2010.

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

The Company made changes to its reportable business segments in fiscal 2011.  The Technology Segment was reclassified into the All Other Category because there were no quantitative measures or qualitative factors that required the operating results of LSI Saco Technology to be reported in a separate business segment.  The Company also reclassified its Corporate Administration and intercompany eliminations out of the All Other Category and into a separate line item in the business segment disclosures because this presents a more appropriate disclosure of operating income (loss) of the All Other Category.  Additionally, the Company reclassified an indefinite lived trade name intangible asset and its related intercompany royalty income from the Corporate Administration balance sheet and operating results to the balance sheet and operating results of the Lighting Segment.  Also, certain definite lived LED technology intangible assets and related amortization expenses were reclassified from the Corporate Administration balance sheet and operating results to the balance sheets and operating results of the Lighting Segment and the Graphics Segment.  All intercompany royalty income related to these LED technology intangible assets has been reclassified from the Corporate Administration operating results to the Graphics Segment operating results.  The changes described in this paragraph were made for all reported periods in these financial statements, and they had no impact on the Company’s consolidated results.

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

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid state LED digital advertising billboards, and solid state LED digital sports video screens (LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category). These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of March 31, 2011 and June 30, 2010:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2011	2010	2011	2010
Net Sales:
Lighting Segment	$46,711	$35,458	$141,676	$118,787
Graphics Segment	10,537	10,900	57,407	52,321
Electronic Components Segment	6,212	4,014	16,053	11,661
All Other Category	1,168	3,094	4,148	7,747
	$64,628	$53,466	$219,284	$190,516

Operating Income (Loss):
Lighting Segment	$2,195	$(202)	$8,448	$6,362
Graphics Segment	(80)	(1,062)	7,105	2,486
Electronic Components Segment	3,120	657	5,963	1,462
All Other Category	(522)	(974)	(889)	(1,206)
Corporate and Eliminations	(2,230)	(2,233)	(6,873)	(7,488)
	$2,483	$(3,814)	$13,754	$1,616

Capital Expenditures:
Lighting Segment	$697	$549	$2,854	$1,654
Graphics Segment	49	1,607	137	1,963
Electronic Components Segment	242	53	658	537
All Other Category	11	79	39	89
Corporate and Eliminations	89	4	313	329
	$1,088	$2,292	$4,001	$4,572

Depreciation and Amortization:
Lighting Segment	$955	$924	$2,855	$2,791
Graphics Segment	496	505	1,510	1,516
Electronic Components Segment	238	234	702	617
All Other Category	60	97	189	332
Corporate and Eliminations	194	215	630	647
	$1,943	$1,975	$5,886	$5,903

	March 31,	June 30,
	2011	2010
Identifiable Assets:
Lighting Segment	$99,740	$81,927
Graphics Segment	30,810	36,077
Electronic Components Segment	32,757	23,136
All Other Category	12,329	15,372
Corporate and Eliminations	5,066	C17,333
	$180,702	$173,845

Segment net sales represent sales to external customers.  Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2011	2010	2011	2010

Lighting Segment inter-segment
net sales	$1,290	$575	$2,753	$5,674

Graphics Segment inter-segment
net sales	$200	$175	$746	$707

Electronic Components inter-segment
net sales	$9,873	$1,275	$18,701	$3,978

All other Category inter-segment
net sales	$1,150	$1,064	$4,280	$5,870

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

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2011	2010	2011	2010
Net Sales (a):
United States	$64,256	$52,184	$217,619	$187,938
Canada	372	1,282	1,665	2,578
	$64,628	$53,466	$219,284	$190,516

	March 31,	June 30,
	2011	2010
Long-lived Assets (b):
United States	$48,456	$48,220
Canada	250	345
	$48,706	$48,565

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 5 -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$2,115	$(2,532)	$9,331	$697

Weighted average shares outstanding
during the period, net
of treasury shares (a)	24,047	24,044	24,046	23,845
Weighted average shares outstanding
in the Deferred Compensation Plan
during the period	244	233	240	233
Weighted average shares outstanding	24,291	24,277	24,286	24,078

Basic earnings (loss) per share	$0.09	$(0.10)	$0.38	$0.03

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$2,115	$(2,532)	$9,331	$697

Weighted average shares outstanding

Basic	24,291	24,277	24,286	24,078

Effect of dilutive securities (b):
Impact of common shares to be
issued under stock option plans,
and contingently issuable shares,
if any	72	--	45	7

Weighted average shares
outstanding (c)	24,363	24,277	24,331	24,085

Diluted earnings (loss) per share	$0.09	$(0.10)	$0.38	$0.03

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,837,945 common shares and 2,138,119 common shares at March 31, 2011 and 2010, respectively, and options to purchase 1,920,352 common shares and 2,021,633 common shares at March 31, 2011 and 2010, respectively, were not included in the computation of the three month and nine month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 6  -  INVENTORIES

The following information is provided as of the dates indicated (in thousands):

	March 31, 2011	June 30, 2010
Inventories:
Raw materials	$33,041	$19,029
Work-in-process	7,364	8,891
Finished goods	15,130	12,162
	$55,535	$40,082

NOTE 7 -  ACCRUED EXPENSES

The following information is provided as of the dates indicated (in thousands):

	March 31, 2011	June 30, 2010
Accrued Expenses:
Compensation and benefits	$6,879	$6,725
Customer prepayments	1,261	2,233
Accrued sales commissions	1,203	884
Accrued Income Taxes	--	138
Other accrued expenses	2,566	3,277
	$11,909	$13,257

NOTE 8 -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performed this test as of July 1st of each fiscal year, with the last test performed as of July 1, 2010. The Company decided to change the annual testing from July 1st to March 1st in order to reduce administrative burden. The change from a testing date of July 1st to March 1st will result in two impairment tests in fiscal 2011 that are eight months apart. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

The Company performed a second annual goodwill impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test as noted above. While the impairment test is not fully complete, management believes that the goodwill associated with the Company’s four reporting units is not impaired. The impairment test is expected to be completed in the fourth quarter of fiscal 2011.

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

Balance as of March 31, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
Losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Based upon the Company’s analysis as of July 1, 2010, it was determined that its indefinite-lived intangible assets were not impaired. The Company performed a second annual indefinite-lived intangible asset impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test. While the impairment test is not fully complete, management believes that the indefinite-lived intangible assets are not impaired.  The impairment test is expected to be completed in the fourth quarter of fiscal 2011.

Based upon the Company’s analysis as of July 1, 2009, it was determined that an intangible asset with a net carrying value of $16,000 for a patent in the Lighting Segment was fully impaired and that an intangible asset with a carrying value of $137,000 for a trade name in the All Other Category was also fully impaired.  Accordingly, the Company recorded $153,000 of intangible asset impairment expense in fiscal 2010.

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2011
Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,545	$4,807
Patents	70	45	25
LED technology
firmware, software	11,228	7,222	4,006
Trade name	460	155	305
Non-compete agreements	890	293	597
	23,000	13,260	9,740

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$13,260	$13,162

	June 30, 2010
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,950	$5,402
Patents	70	42	28
LED technology
firmware, software	11,228	6,043	5,185
Trade name	460	86	374
Non-compete agreements	890	198	692
	23,000	11,319	11,681

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$11,319	$15,103

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2011	March 31, 2010

Three Months Ended	$646	$648
Nine Months Ended	$1,941	$1,908

The Company expects to record amortization expense as follows:  fiscal 2011 and 2012 -- $2,588,000 per year; 2013 -- $2,325,000; 2014 -- $619,000; 2015 -- $532,000; and after 2015 -- $3,029,000.

NOTE 9  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of March 31, 2011.  The line of credit expires in the third quarter of fiscal 2014.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA (earnings before income taxes, depreciation and amortization). The Company is in compliance with all of its loan covenants as of March 31, 2011.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2012.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of March 31, 2011.

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

(In thousands)	March 31, 2011	June 30, 2010

Total mortgage balance	$1,107	$1,132
Less current maturities	34	33
Long-term debt	$1,073	$1,099

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended June 30
2011	$8
2012	34
2013	1,065
$1,107

NOTE 10 -  CASH DIVIDENDS

The Company paid cash dividends of $3,606,000, and $3,606,000 in the nine months ended March 31, 2011 and 2010, respectively.  In April 2011, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on May 17, 2011 to shareholders of record May 10, 2011.

NOTE 11 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 672,109 shares were available for future grant or award as of March 31, 2011.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2011, a total of 2,158,989 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,214,114 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of March 31, 2011 that will be recorded as expense in future periods is $901,100.  The weighted average time over which this expense will be recorded is approximately 19 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10

Dividend yield	--	3.09%	2.97%	3.09%
Expected volatility	--	51%	56%	51%
Risk-free interest rate	--	2.44%	1.41%	2.40%
Expected life	--	4.3 yrs.	4.5 yrs.	4.3 yrs.

At March 31, 2011, the 288,200 options granted in the first nine months of fiscal 2011 to employees and non-employee directors had per share exercise prices ranging from $4.84 to $8.92, fair values ranging from $1.60 to $3.37 per option, and remaining contractual lives of nine years three months to nine years eight months.

At March 31, 2010, the 644,000 options granted in the first nine months of fiscal 2010 to both employees and non-employee directors had per share exercise prices ranging from $5.93 to $8.40, fair values ranging from $2.03 to $2.87, and remaining contractual lives of between nine years and eight months and ten years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.0% forfeiture rate effective July 1, 2010, with the previous estimated forfeiture rate having been 6.55%.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $129,500 and $378,200 of expense related to stock options in three months ended March 31, 2011 and 2010, respectively, and $708,800 and $1,101,800 in the nine month periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company expects that approximately 918,098 outstanding stock options having a weighted average exercise price of $8.20 per share, intrinsic value of $618,383 and weighted average remaining contractual terms of 8.3 years will vest in the future.

Information related to all stock options for the periods ended March 31, 2011 and 2010 is shown in the table below:

	Nine Months Ended March 31, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	288,200	$5.29
Forfeitures	(245,297)	$11.22
Exercised	(7,000)	8.40

Outstanding at 3/31/11	2,158,989	$10.85	6.6 years	$704,471

Exercisable at 3/31/11	1,214,114	$12.94	5.2 years	$56,346

	Nine Months Ended March 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	644,000	$8.26
Forfeitures	(8,876)	$12.48
Exercised	--	$--

Outstanding at 3/31/10	2,172,336	$11.64	6.8 years	$106,455

Exercisable at 3/31/10	1,054,936	$12.98	4.8 years	$13,498

The aggregate intrinsic value of options exercised during the nine month period ended March 31, 2011 was $6,526.  No options were exercised in the nine month period ended March 31, 2010.

Information related to unvested stock options for the nine months ended March 31, 2011 is shown in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding unvested
stock options at 6/30/10	1,071,875	$10.32	8.4 years	$10,193

Vested	(366,700)	$11.92
Forfeitures	(48,500)	$10.52
Granted	288,200	$5.29

Outstanding unvested
stock options at 3/31/11	944,875	$8.16	8.4 years	$648,125

Stock Compensation Awards

The Company awarded a total of 4,876 and 4,456 common shares, respectively, in the nine months ended March 31, 2011 and March 31, 2010 as stock compensation awards.  These common shares were valued at their approximate $30,900 and $36,000 fair market values, respectively, on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company common stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of March 31, 2011 there were 28 participants, all with fully vested account balances.  A total of 244,292 common shares with a cost of $2,497,348, and 224,884 common shares with a cost of $2,403,600 were held in the Plan as of March 31, 2011 and June 30, 2010, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2011, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 21,000 to 23,000 common shares of the Company.  During the nine months ended March 31, 2011 and 2010, the Company used approximately $111,100 and $102,200, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 12  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2011	2010
Cash payments:
Interest	$116	$109
Income taxes	$5,589	$455

Issuance of common shares as compensation	$31	$36
Issuance of common shares for acquisition	$--	$14,448

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

The Company was named as one of several defendants in a lawsuit filed in August 2010 alleging patent infringement with respect to alleged two way communication features in the Company’s solid-state LED video screens sold over the past four and one half years.  The plaintiff was seeking unspecified damages related to the alleged patent infringement.  The Company and the plaintiff concluded discussions related to this lawsuit, settled this matter and entered into a license agreement.  While the Company believes its LED video screen designs do not infringe upon the plaintiff’s patent, management believed it was in the best interest of the Company in the third quarter of fiscal 2011 to reach agreement with the plaintiff for settlement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010

Lighting Segment	$46,711	$35,458	$141,676	$118,787
Graphics Segment	10,537	10,900	57,407	52,321
Electronic Components Segment	6,212	4,014	16,053	11,661
All Other Category	1,168	3,094	4,148	7,747
	$64,628	$53,466	$219,284	$190,516

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010

Lighting Segment	$2,195	$(202)	$8,448	$6,362
Graphics Segment	(80)	(1,062)	7,105	2,486
Electronic Components Segment	3,120	657	5,963	1,462
All Other Category	(522)	(974)	(889	(1,206)
Corporate and Eliminations	(2,230)	(2,233)	(6,873	(7,488)
	$2,483	$(3,814)	$13,754	$1,616

Summary Comments

Fiscal 2011 third quarter net sales of $64,628,000 increased $11.2 million or 20.9% as compared to the same period of fiscal 2010.  See Note 4 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $11.3 million or 31.7%), and the Electronic Components Segment (up $2.2 million or 54.8%).  Net sales were unfavorably influenced by decreased Graphics Segment (down $0.4 million or 3.4%), and All Other Category net sales (down $1.9 million or 62.2%).  In the third quarter of fiscal 2010, the Company recorded certain pre-tax acquisition-related fair value inventory adjustments totaling $30,000 --  see the paragraph below regarding Non-GAAP Financial Measures.  There were no such similar significant expenses in fiscal 2011.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $17,934,000 or 28% of total net sales and $16,512,000 or 31% of total net sales in the third quarter of fiscal 2011 and 2010, respectively.  The $1.4 million or 9% increase is primarily due to increased net sales to customers other than 7-Eleven, Inc. (for whom net sales decreased $4.7 million as their program of  replacing traditional canopy, site and sign lighting with solid-state LED lighting has substantially been completed).   The Company had substantially completed 7-Eleven’s conversion to solid-state LED lighting at the non-petroleum retail sites in the second quarter of fiscal 2011, with some additional sites flowing over to the Company’s second half of fiscal 2011.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

Fiscal 2011 nine month net sales of $219,284,000 increased $28.8 million or 15.1% as compared to the same period of fiscal 2010.  See Note 4 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $22.9 million or 19.3%), Graphics Segment (up $5.1 million or 9.7%), and the Electronic Components Segment (up $4.4 million or 37.7%).  Net sales were unfavorably influenced by decreased All Other Category net sales (down $3.6 million or 46.5%).  In the first nine months of fiscal 2010, the Company recorded certain pre-tax acquisition deal costs and acquisition-related fair value inventory adjustments totaling $1,160,000 -- see the paragraph below regarding Non-GAAP Financial Measures.  There were no such similar significant expenses in fiscal 2011.  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $87,878,000 or 40% of total net sales and $69,402,000 or 36% of total net sales in the first nine months of fiscal 2011 and 2010, respectively.  The $18.5 million or 27% increase is primarily due to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting ($5.6 million increase).  The Company had substantially completed the conversion to solid-state LED lighting at the non-petroleum retail sites in the second quarter of fiscal 2011, with some additional sites flowing over to the Company’s second half of fiscal 2011.  Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2011	FY 2010	% Change

First Quarter	$16,673	$17,999	(7.4)%
Second Quarter	17,585	18,533	(5.1)%
First Half	34,258	36,532	(6.2)%
Third Quarter	12,943	11,510	12.5%
Nine Months	$47,201	48,042	(1.8)%
Fourth Quarter		14,538
Full Year		$62,580

Third quarter fiscal 2011 LED net sales of $12,943,000 were up $1.4 million or 12.5% from the same period of the prior year.  The $12,943,000 total LED net sales and the $1.4 million increase are primarily the result of Lighting Segment LED net sales of $12,261,000 (up $3.9 million or 47%), Graphics Segment LED net sales of $310,000 (down $1.5 million or 83%) and All Other Category LED net sales of $372,000 (down $0.9 million or 71%).  Nine month  fiscal 2011 LED net sales of $47,201,000 were down $0.8 million or 1.8% from the same period of the prior year.  The $47,201,000 total LED net sales and the $0.8 million reduction are primarily the result of Lighting Segment LED net sales of $40,935,000 (up $11.2 million or 38%), Graphics Segment LED net sales of $4,601,000 (down $11.1 million or 71%, primarily due to lower LED sports screen sales) and All Other Category LED net sales of $1,665,000 (down $0.9 million or 35%).

During the recession of 2008 through 2010, virtually all of our markets were adversely impacted and our business suffered as a result.  During these difficult and uncertain economic conditions, we took a number of proactive steps to meet our operating challenges, including strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, prudent staffing decisions, and maintaining a conservative financial position coupled with positive free cash flow.  Economic conditions in many of the markets we serve now have continued to show improvement in the three quarters of fiscal 2011.  We continue to adjust our expense levels to production rates we are experiencing and to manage working capital efficiently.  We are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company.  LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions continue to improve.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income for the 2010 fiscal year.  Adjusted net income and earnings per share, which exclude the impact of the LSI ADL Technology acquisition deal costs, acquisition-related fair value inventory adjustments, and the loss on the sale of LSI Marcole, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

(In thousands, except per share data; unaudited)
	Third Quarter FY 2011		Third Quarter FY 2010
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income (loss) to
adjusted net income (loss):

Net income (loss) as reported	$2,115	$0.09	$(2,532)		$(0.10)

Loss on sale of LSI Marcole, inclusive of the income tax effect	--	--	300	(1)	0.01

Adjustment for the
acquisition-related
fair value inventory
adjustment, inclusive of
the income tax effect	--	--	16	(2)	--

Adjusted net income and
earnings per share	$2,115	$0.09	$(2,216)		$(0.09)

(In thousands, except per share data; unaudited)
	First Nine Months of FY 2011		First Nine Months of FY 2010
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income to
adjusted net income:

Net income as reported	$9,331	$0.38	$697		$0.03

Loss on sale of LSI Marcole, inclusive of the income tax effect			300	(1)	0.01

Adjustment for the acquisition
deal costs and acquisition-
related fair value inventory
adjustment, inclusive of
the income tax effect	--	--	545	(3)	0.02

Adjusted net income and
earnings per share	$9,331	$0.38	$1,542		$0.06

The income tax effects of the adjustments in the table above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1) $339
(2) $14
(3) $615

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Lighting Segment
(In thousands)	Three Months Ended
	March 31
	2011	2010

Net Sales	$46,711	$35,458
Gross Profit	$10,238	$6,607
Operating Income (Loss)	$2,195	$(202)

Lighting Segment net sales of $46,711,000 in the third quarter of fiscal 2011 increased 31.7% from fiscal 2010 same period net sales of $35,458,000.  The $11.3 million increase in Lighting Segment net sales is primarily the net result of a $4.6 million or 24.8% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 18%, net sales to the automotive dealership market were up 40%, and net sales to the quick service restaurant market were up 4%) and national retail accounts, and an $6.6 million or 39.4% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 27% and 30% of Lighting Segment net sales in the third quarter of fiscal years 2011 and 2010 respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 18% from last year to $12,520,000, with approximately $1.1 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the second half of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $12.3 million in the third quarter of fiscal 2011, representing a 47% increase from fiscal 2010 third quarter net sales of solid-state LED light fixtures of $8.4 million.

Gross profit of $10,238,000 in the third quarter of fiscal 2011 increased $3.6 million or 55.0% from the same period of fiscal 2010, and increased from 18.3% to 21.3% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, and increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures, $0.8 million increased freight costs, $0.1 million increased warranty costs, $0.1 million increased utilities, $0.2 million increased manufacturing supplies expense, $0.1 million increased repairs and maintenance, and $0.1million decreased rental/lease expense.

Selling and administrative expenses of $8,043,000 in the third quarter of fiscal 2011 increased $1.2 million from the same period of fiscal 2010.  The following items were the primary contributors to the increase:   $0.1 million increased employee compensation and benefits expense, $1.0 million increased sales commission expense reflective of increased net sales, $0.4 million increased customer relations expense, $0.1 million decreased bad debt expense, $0.2 million increased outside services expense; and $0.1 million increased sales samples expense.

The Lighting Segment third quarter fiscal 2011 operating income of $2,195,000 increased $2.4 million from an operating loss of $(202,000) in the same period of fiscal 2010.  This improvement of $2.4 million was the net result of increased net sales, increased gross profit (at higher margin percentages), and increased selling and administrative expenses .

Graphics Segment
(In thousands)	Three Months Ended
	March 31
	2011	2010

Net Sales	$10,537	$10,900
Gross Profit	$2,905	$1,458
Operating Income (Loss)	$(80)	$(1,062)

Graphics Segment net sales of $10,537,000 in the third quarter of fiscal 2011 decreased 3.3% from fiscal 2010 same period net sales of $10,900,000.  The $0.4 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to eight petroleum / convenience store customers ($1.0 million net decrease), a grocery retailer ($0.5 million decrease), the LED video sports screen market ($0.1 million increase), a national drug store retailer ($0.7 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum  / convenience store market represented 51% and 54% of Graphics Segment net sales in the third quarter of fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 8% from last year to $5,414,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $0.3 million in the third quarter of fiscal 2011 as compared to $1.9 million in the same period of the prior year.

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

Gross profit of $2,905,000 in the third quarter of fiscal 2011 increased $1.4 million or 99% from the same period fiscal 2010, and increased from 13.2% to 27.1% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of slightly decreased net sales at increased margins, and decreased manufacturing overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures, $0.4 million decreased freight costs, $0.1 million increased benefits and compensation, and $0.1 million decreased warranty costs.

Selling and administrative expenses of $2,985,000 in the third quarter of fiscal 2011 increased $0.5 million from the same period of fiscal 2010.  The following items were the primary contributors to the increase:   $0.1 million increased benefits and compensation, $0.1 million increased outside services, $0.1 million increased royalties expense, increased expense related to a patent settlement agreement, and changes in other operating costs.

The Graphics Segment third quarter fiscal 2011 operating loss of $(80,000) compares to an operating loss of $(1,062,000) in the same period of fiscal 2010.  The $1.0 million increase in operating income was the net result of slightly decreased net sales, increased gross profit, and increased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	March 31
	2011	2010

Net Sales	$6,212	$4,014
Gross Profit	$3,516	$1,232
Operating Income	$3,120	$657

Electronic Components Segment net sales of $6,212,000 in the third quarter of fiscal 2011 increased 54.8% from fiscal 2010 same period net sales of $4,014,000.  The $2.2 million increase in Electronic Components Segment net sales is primarily the net result of increased net sales to recurring customers served and the addition of a new customer.  In addition to this segment’s growth in customer sales, its inter-segment net sales grew 674% in support of LED lighting sales.

Gross profit of $3,516,000 in the third quarter of fiscal 2011 increased $2.3 million or 185% from the same period of fiscal 2010, and decreased from 23.3% to 21.9% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  The $2.3 million increased gross profit resulted from the significant increase in the amount of inter-segment business as well as from increased Electronic Components customer net sales.  Gross profit of the Electronic Components Segment in the third quarter of fiscal 2010 was reduced by $30,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.   The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures, $0.2 million increased benefits and compensation, and $0.2 million increased manufacturing supplies.

Selling and administrative expenses of $396,000 in the third quarter of fiscal year 2011 decreased $0.2 million from the same period of fiscal 2010 primarily as the net result of $0.2 million decreased employee compensation and benefits expense.

The Electronic Components Segment third quarter fiscal 2011 operating income of $3,120,000 increased $2.5 million from operating income of $657,000 in the same period of fiscal 2010.  The $2.5 million increase in operating income was the result of increased net sales, increased gross profit and decreased selling and administrative expenses.

All Other Category
(In thousands)	Three Months Ended
	March 31
	2011	2010

Net Sales	$1,168	$3,094
Gross Profit (Loss)	$18	$(264)
Operating Income (Loss)	$(522)	$(974)

All Other Category net sales of $1,168,000 in the third quarter of fiscal 2011 decreased 62.2% from fiscal 2010 net sales of $3,094,000.  The $1.9 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.1 million), decreased net sales of LED video screens to the entertainment market ($1.1 million), no sales of electrical wire harnesses ($1.1 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales or expenses related to wire harnesses.

The gross profit of $18,000 in the third quarter of fiscal 2011 compares to a gross profit loss of $(264,000) in the same period of fiscal 2010.  The $0.3 million increase in the All Other Category’s gross profit margin was primarily influenced by the net result of:  decreased net sales at increased margins, $0.1 million decreased warranty expense, and $0.2 million decreased indirect wage compensation and benefits.

Selling and administrative expenses of $540,000 in the third quarter of fiscal 2011 decreased $0.2 million from the same period of fiscal 2010. The following items were the primary contributors to the increase:  $0.1 million decreased royalties expense, and changes in other operating expenses.

The All Other Category third quarter fiscal 2011 operating loss of $(522,000) compares to an operating loss of $(974,000) in the same period of fiscal 2010.  This $0.5 million decreased operating loss was the net result of decreased net sales, increased gross profit, and decreased selling and administrative expense.  Sales and resulting gross profit were not high enough to cover selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2011	2010

Gross Profit (Loss)	$(353)	$(160)
Operating Income (Loss)	$(2,230)	$(2,233)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $1,877,000 in the third quarter of fiscal 2011 were down $0.2 million or 9.5% from the same period of the prior year.  The reduction in expense is primarily related to $0.1 million reduced compensation and benefits, and $0.1 million reduced research and development expense.

Consolidated Results

The Company reported net interest expense of $11,000 in the third quarter of fiscal 2011 as compared to net interest expense of $33,000 in the same period of fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $357,000 income tax expense in the third quarter of fiscal 2011 represents a consolidated effective tax rate of 14.4%.  This is the net result of an income tax rate of 33.9% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, and by a full valuation reserve on the Company’s Canadian tax position.  Additionally, income tax benefits totaling $0.5 million were recorded related to the release of uncertain tax position liabilities and adjustments to deferred income tax liabilities.  The $1,315,000 income tax benefit in the same period of the prior year represents a consolidated effective tax rate of 34.2%.  This is the net result of an income tax rate of 53% for the Company’s U.S. operations, combined with a 30.4% effective tax rate benefit for the Company’s Canadian operations.

The Company reported net income of $2,115,000 in the third quarter of fiscal 2011 as compared to a net loss of $(2,532,000) in the same period of the prior year.  The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and increased income tax expense.  Diluted earnings per share were $0.09 in the third quarter of fiscal 2011 as compared to diluted loss per share of $(0.10) in the same period of fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2011 were 24,363,000 shares as compared to 24,277,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Net Sales	$141,676	$118,787
Gross Profit	$32,468	$27,430
Operating Income	$8,448	$6,362

Lighting Segment net sales of $141,676,000 in the first nine months of fiscal 2011 increased 19.3% from fiscal 2010 same period net sales of $118,787,000.  The $22.9 million increase in Lighting Segment net sales is primarily the net result of a $12.0 million or 19.7% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 15%, net sales to the automotive dealership market were up 27%, and net sales to the quick service restaurant market were up 21%) and national retail accounts, and a $10.8 million or 18.7% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 33% and 34% of Lighting Segment net sales in the first nine months of fiscal years 2011 and 2010 respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 15% from last year to $46,227,000, with approximately $10.2 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the second half of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $40.9 million in the first nine months of fiscal 2011, representing a 38% increase from the first nine months of fiscal 2010 net sales of solid-state LED light fixtures of $29.7 million.

Gross profit of $32,468,000 in the first nine months of fiscal 2011 increased $5.0 million or 18.4% from the same period of fiscal 2010, and increased from 22.0% to 22.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, and increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures, $1.8 million increased freight costs, $0.2 million decreased benefits and compensation, $0.3 million increased warranty costs, $0.3 million increased utilities, $0.2 million increased repairs and maintenance, $0.2 million increased outside service costs, and $0.4 million increased manufacturing supplies expense.

Selling and administrative expenses of $24,020,000 in the first nine months of fiscal 2011 increased $3.0 million from the same period of fiscal 2010.  The following items were the primary contributors to the increase:  $0.1 million increased benefits and compensation expense, $1.6 million increased sales commission expense reflective of increased net sales, $0.3 million increased research and development expense, $0.6 million increased customer relations expense,$0.2 million increased outside services, $0.1 million increased sales samples expense, $0.1 million decreased communications expense, and $0.1 million increased bad debt expense.

The Lighting Segment nine month fiscal 2011 operating income of $8,448,000 increased $2.1 million or 32.8% from operating income of $6,362,000 in the same period of fiscal 2010.  This increase of $2.1 million was the net result of increased net sales, increased gross profit (at higher margin percentages), and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Net Sales	$57,407	$52,321
Gross Profit	$15,391	$10,600
Operating Income	$7,105	$2,486

Graphics Segment net sales of $57,407,000 in the first nine months of fiscal 2011 increased 9.7% from fiscal 2010 same period net sales of $52,321,000.  The $5.1 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to nine petroleum / convenience store customers ($13.1 million net increase), a grocery retailer ($1.2 million decrease), the LED video sports screen market ($5.0 million decrease), a national drug store retailer ($3.3 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 73% and 56% of Graphics Segment net sales in the first nine months of fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 43% from last year to $41,651,000, with approximately $28.5 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The Company expects to continue to make sales to this particular customer for additional stores to be converted in the fourth quarter of fiscal 2011.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $4.6 million in the first nine months of fiscal 2011 as compared to $15.7 million in the same period of the prior year.

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

Gross profit of $15,391,000 in the first nine months of fiscal 2011 increased $4.8 million or 45% from the same period fiscal 2010, and increased from 20.0% to 26.5% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, and increased overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures, $0.4 million increased freight costs, $0.2 million increased benefits and compensation, $0.1 million decreased warranty costs, $0.1 million decreased rent/lease expense, and $0.1 million increased manufacturing supplies.

Selling and administrative expenses of $8,286,000 in the first nine months of fiscal 2011 increased $0.2 million from the same period of fiscal 2010.  The following items were the primary contributors to the increase:  $0.1 million increased supplies expense, $0.1 million decreased bad debt expense, $0.1 million decreased customer relations expense, $0.1 million increased outside services expense, $0.1 million decreased commissions expense, and increased expense related to a patent settlement agreement.

The Graphics Segment nine month fiscal 2011 operating income of $7,105,000 increased $4.6 million or 186% from operating income of $2,486,000 in the same period of fiscal 2010.  The $4.6 million increase in operating income was the result of increased net sales, increased gross profit, and increased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Net Sales	$16,053	$11,661
Gross Profit	$7,216	$3,080
Operating Income	$5,963	$1,462

Electronic Components Segment net sales of $16,053,000 in the first nine months of fiscal 2011 increased 37.7% from fiscal 2010 same period net sales of $11,661,000.  The $4.4 million increase in Electronic Components Segment net sales is primarily the net result of net increased sales to recurring customers served and the addition of a new customer.  In addition to this segment’s growth in customer sales, its inter-segment net sales grew 370% in support of LED lighting sales.

Gross profit of $7,216,000 in the first nine months of fiscal 2011 increased $4.1 million or 134% from the same period of fiscal 2010, and increased from 19.7% to 20.8% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  Approximately $3.5 million of increased gross profit resulted from the significant increase in the amount of inter-segment business as well as from increased Electronic Components customer net sales.  Gross profit of the Electronic Components Segment in the first nine months of fiscal 2010 was reduced by $640,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures, $0.3 million increased benefits and compensation, and $0.3 million increased manufacturing supplies.

Selling and administrative expenses of $1,253,000 in the first nine months of fiscal 2011 decreased $0.4 million from the same period of fiscal 2010 primarily as the net result of decreased employee compensation and benefits expense ($0.4 million).

The Electronic Components Segment first nine months fiscal 2011 operating income of $5,963,000 increased $4.5 million from operating income of $1,462,000 in the same period of fiscal 2010.  The $4.5 million increase in operating income was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses.

All Other Category
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Net Sales	$4,148	$7,747
Gross Profit	$1,183	$912
Operating Income (Loss)	$(889)	$(1,206)

All Other Category net sales of $4,148,000 in the first nine months of fiscal 2011 decreased 46.5% from fiscal 2010 net sales of $7,747,000.  The $3.6 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.3 million), decreased installation net sales ($0.1 million), net decreased sales of LED video screens to the entertainment and other markets ($0.9 million), no sales of electrical wire harnesses ($2.9 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales or expenses related to wire harnesses.

The gross profit of $1,183,000 in the first nine months of fiscal 2011 increased $0.3 million or 30% from the same period fiscal of 2010, and increased from 6.7% to 14.0% as a percentage of the All Other Category net sales (customer plus inter-segment net sales).   The increase in amount of gross profit is due to the net effect of decreased net sales and increased margins.  The following items also influenced the All Other Category’s gross profit margin:  competitive pricing pressures, $0.6 million decreased indirect wage compensation and benefits; $0.4 million increased installation costs, $0.1 million decreased manufacturing supplies, $0.1 million decreased utilities, $0.1 million decreased warranty expense, and $0.1 million decreased depreciation expense.

Selling and administrative expenses of $2,072,000 in the first nine months of fiscal 2011 decreased nearly $0.1 million or 2% as compared to the same period of the prior year.  Changes of expense between years include $0.2 million decreased benefits and compensation, $0.1 million decreased royalty expense, and $0.3 million increased bad debt expense.

The All Other Category first nine months fiscal 2011 operating loss of $(889,000) compares to an operating loss of $(1,206,000) in the same period of fiscal 2010.  This $0.3 million decreased operating loss was the net result of decreased net sales, increased gross profit, and decreased selling and administrative expenses.  Sales and resulting gross margins were not high enough to cover selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Gross Profit	$(665)	$(252)
Operating Income (Loss)	$(6,873)	$(7,488)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $6,208,000 in the first nine months of fiscal 2011 were down $1.0 million or 14.2% from the same period of the prior year.  The reduction in expense is primarily related to the net result of $0.1 million reduced compensation and benefits expense, $0.1 million increased repair and maintenance expense, $0.1 million reduced audit and accounting fees, $0.1 million reduced outside consulting services, $0.1 million reduced research and development expenses, and no acquisition deal costs in the first nine months of fiscal 2011 as compared to $0.5 million in the same period of the prior year.

Consolidated Results

The Company reported net interest expense of $71,000 in the first nine months of fiscal 2011 as compared to net interest expense of $99,000 in the same period of fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $4,352,000 income tax expense in the first nine months of fiscal 2011 represents a consolidated effective tax rate of 31.8%.  This is the net result of an income tax rate of 33.9% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by adjustments to deferred income tax liabilities, and by a full valuation reserve on the Company’s Canadian tax position.  The $820,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 54.1%.   This is the net result of an income tax rate of 53% for the Company’s U.S. operations, combined with a 30.4% effective tax rate benefit for the Company’s Canadian operations plus a full $0.1 million valuation reserve for the Canadian net operating loss tax benefit and Canadian tax credits.

The Company reported net income of $9,331,000 in the first nine months of fiscal 2011 as compared to net income of $697,000 in the same period of the prior year.  The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and increased income tax expense.  Diluted earnings per share were $0.38 in the first nine months of fiscal 2011 as compared to $0.03 in the same period of fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2011 was 24,331,000 shares as compared to 24,085,000 shares in the same period last year.

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

At March 31, 2011, the Company had working capital of $81.4 million, compared to $73.6 million at June 30, 2010.  The ratio of current assets to current liabilities was 4.05 to 1 as compared to a ratio of 3.85 to 1 at June 30, 2010.  The $7.8 million increase in working capital from June 30, 2010 to March 31, 2011 was primarily related to the net effect of increased net accounts receivable ($2.6 million), increased inventory ($15.5 million), and decreased accrued expenses ($1.3 million), partially offset by decreased cash and cash equivalents ($7.8 million), decreased refundable income taxes ($0.8 million), decreased other current assets ($0.8 million), and increased accounts payable ($2.2 million).

The Company used $0.2 million of cash in operating activities in the first nine months of fiscal 2011 as compared to a generation of $12.2 million in the same period of the prior year. This $12.5 million decrease in net cash flows from operating activities is primarily the net result of greater net income (favorable change of $8.6 million), the prior year loss on sale of a subsidiary (unfavorable change of $0.6 million), an increase rather than a decrease in accounts receivable (unfavorable change of $5.3 million), an increase rather than a decrease in inventories (unfavorable change of $17.9 million), more of a decrease in refundable income taxes (favorable $0.3 million),  an increase rather than a decrease in accounts payable and other  (favorable change of $2.7 million), more of a decrease in customer prepayments (unfavorable $0.3 million), an increase rather than a decrease in the allowance for doubtful accounts (favorable $0.3 million), more of an increase in the inventory obsolescence reserve (favorable $0.3 million), decreased stock option expense (unfavorable $0.4 million) and more of an increase in deferred income tax assets (unfavorable $0.3 million).

Net accounts receivable and notes receivable were $37.9 million and $35.3 million at March 31, 2011 and June 30, 2010, respectively.  The increase of $2.6 million in net receivables is primarily due to combined effects of a slightly higher amount of net sales in the third quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 at an increased DSO.  The DSO increased to 50 days at March 31, 2011 from 48 days at June 30, 2010.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $55.5 million at March 31, 2011 increased $15.5 million from June 30, 2010 levels.  Net inventory increases occurred in the first nine months of fiscal 2011 in the Lighting Segment of approximately $11.2 million, in the Electronic Components Segment of approximately $5.6 million, in the Graphics Segment of approximately $0.1 million, and a net inventory decrease occurred and in the All Other Category of approximately $1.1 million.  The majority of the inventory increases were intentional as the Company increased its inventory of purchased electronic parts in the face of world-wide shortages and increased finished goods of certain LED lighting fixtures in anticipation of customer roll-out programs.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of April 29, 2011.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2014.  Additionally, the Company has a separate $5 million line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  This line of credit is a $5 million multi-year committed credit facility expiring in the third quarter of fiscal 2013.  As of April 29, 2011, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2011 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $4.0 million of cash related to investing activities in the first nine months of fiscal 2011 as compared to a use of $4.7 million in the same period of the prior year, a favorable change of $0.7 million.  The change between years relates to the amount of fixed assets purchased, $4,001,000 in the first nine months of fiscal 2011 as compared to $4,572,000 in the same period of the prior year ($0.6 million favorable), the larger amount of proceeds from sale of assets in fiscal 2010 primarily related to the sale of LSI Marcole ($0.5 million unfavorable) and the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million favorable).  Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2011 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $3.7 million of cash related to financing activities in the first nine months of fiscal 2011 as compared to a use of $5.9 million in the same period of the prior year.  The $2.2 million favorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology in the first quarter of fiscal 2010 with no comparable payments in fiscal 2011 ($2.2 million favorable).

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

Cash Dividends

On April 27, 2011 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable May 17, 2011 to shareholders of record on May 10, 2011.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.20 per share beginning with the first quarter of fiscal 2011 consistent with the above dividend policy.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued ASU 2010-29, "Business Combinations (Topic 805)." This amended guidance addresses the diversity in practice related to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The objective of this update is for preparers to use a consistent method of reporting pro forma revenue and earnings as a result of a business combination. The amended guidance is for annual reporting periods beginning on or after December 15, 2010 or the Company’s fiscal year 2012. The Company will follow this guidance when it is adopted on future acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2010.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 15 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of March 31, 2011 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2011, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/11 to 1/31/11	--	--	--	(1)
2/1/11 to 2/28/11	575	$7.73	575	(1)
3/1/11 to 3/31/11	299	$7.48	299	(1)
Total	874	$7.64	874	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2011, the Plan held 244,292 common shares of the Company and had distributed 125,847 common shares.

ITEM 6.  EXHIBITS

Exhibits

18              Letter regarding change in accounting principles

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
May 5, 2011