Form 10-K
period 2011-06-30
LSI INDUSTRIES INC
filed 2011-08-26
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $171,965,000 based upon a closing sale price of $8.46 per share as reported on The NASDAQ Global Select Market.

At August 18, 2011 there were 24,048,248 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2011 FORM 10-K ANNUAL REPORT

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, JC Penney, Target Stores, Wal-Mart Stores, Inc., Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

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

Our business is organized as follows: the Lighting Segment, which represented 67% of our fiscal 2011 net sales; the Graphics Segment, which represented 23% of our fiscal 2011 net sales; the Electronic Components Segment, which represented 7% of our fiscal 2011 net sales; and an All Other Category, which represented 3% of our fiscal 2011 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 37%, 35%, and 23% of total net sales concentrated in this market in the fiscal years ended June 30, 2011, 2010, and 2009, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-27 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2011	2010	2009
Lighting Segment	$196,550	$159,105	$160,475
Graphics Segment	68,155	68,395	60,765
Electronic Components Segment	21,449	16,116	—
All Other Category	7,347	10,786	12,559
Total Net Sales	$293,501	254,402	$233,799

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

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including solid-state LED, high-intensity discharge metal-halide, and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

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

Lighting Segment fiscal 2011 net sales of $196,550,000 increased $37.4 million or 23.5% over fiscal 2010 net sales.  The $37.4 million increase in Lighting Segment net sales was primarily the result of a $19.8 million or 24.7% increase in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts, and a $17.5 million or 22.2% net increase in commissioned net sales to the commercial and industrial lighting market. Fiscal 2011 Lighting Segment net sales to the petroleum / convenience store market of $61,066,000 increased $9.6 million or 19% from fiscal 2010, and represented 31% of total Lighting Segment net sales as compared to 32% in the prior year. White light solid-state LED light fixtures represent a growth area for the Company, with fiscal 2011 Lighting Segment LED net sales of approximately $60,042,000 (approximately 31% of total Lighting Segment net sales), up 59% from the prior year.  The Lighting Segment replaced 7-Eleven, Inc.’s traditional lighting with solid-state LED lighting, with fiscal 2011 net sales of $10,243,000 and fiscal 2010 net sales of $21,391,000.

Lighting Segment fiscal 2010 net sales of $159,105,000 decreased $1.4 million or 0.9% from fiscal 2009 net sales.  The $1.4 million or 0.9% decrease in Lighting Segment net sales in fiscal 2010 is primarily the net result of an $18.4 million or 18.9% decrease in commissioned net sales to the commercial and industrial lighting market, partially offset by a $17.0 million or 27.0% increase in lighting sales to our niche markets of petroleum / convenience stores, automotive dealerships, and retail national accounts (7-Eleven, Inc. represented an increase of approximately $19.5 million as it replaced traditional lighting with solid-state LED lighting). Fiscal 2010 Lighting Segment net sales to the petroleum / convenience store market were approximately $51,462,000, representing 32% of total Lighting Segment net sales. White light solid-state LED light fixtures represent a growth area for the Company, with fiscal 2010 Lighting Segment LED sales of approximately $37,800,000 (approximately 24% of total Lighting Segment net sales), up 496% from the prior year.

Graphics Segment

The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in a new image conversion program of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, and installation of these products in both the prototype and roll out phases of their program. We believe our retail customers are implementing image conversions on a more frequent basis than in the past in order to maintain a safe, fresh look or new image on their site in order to continue to attract customers to their site, and maintain or grow their market share. However, this trend slowed down during the recent recessionary period.

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

Graphics Segment fiscal 2011 net sales of $68,155,000 decreased $0.2 million or 0.4% from fiscal 2010 net sales.  The $0.2 million decrease in Graphics Segment net sales in fiscal 2011 is primarily the result of image conversion programs and sales to several petroleum / convenience store customers ($8.7 million net increase), and a fast food restaurant chain ($1.1 million increase).  These increases were offset by decreases to a national drug store retailer ($3.2 million decrease), two grocery retailers ($2.5 million decrease), the LED video sports screen market ($5.0 million decrease), and changes in volume or completion of several other graphics programs.  Fiscal 2011 Graphics Segment net sales to the petroleum / convenience store market of $47,394,000 increased $8.9 million or 23% from fiscal 2010, and represented 70% of total Graphics net sales as compared to 56% in the prior year. The Graphics Segment replaced 7-Eleven, Inc.’s traditional signage lighting with solid-state LED lighting, with fiscal 2011 net sales of $29,709,000 and fiscal 2010 net sales of $20,606,000.  Graphics Segment net sales related to LED products totaled approximately $4,938,000 in fiscal 2011 as compared to $20,275,000 in fiscal 2010 (approximately 7% and 30% of total Graphics Segment net sales in fiscal 2011 and 2010, respectively).

Graphics Segment fiscal 2010 net sales of $68,395,000 increased $7.6 million or 12.6% over fiscal 2009 net sales.  The $7.6 million or 12.6% increase in Graphics Segment net sales in fiscal 2010 is primarily the result of image conversion programs and sales to several petroleum / convenience store customers ($16.1 million net increase), and the LED video sports screen market ($0.2 million increase). These increases were partially offset by the following decreases: a grocery retailer ($5.1 million decrease); five retail customers ($1.2 million net decrease); a national drug store retailer ($0.7 million decrease); a lawn care company ($0.4 million decrease); and changes in volume or completion of several other graphics programs. Fiscal 2010 Graphics Segment net sales to the petroleum / convenience store market were approximately $38,490,000, representing 56% of total Graphics net sales. Graphics Segment net sales related to LED products and installation totaled approximately $20,275,000 (approximately 30% of total Graphics Segment net sales).

Electronic Components Segment

The Electronic Components Segment includes the results of LSI ADL Technology.  This subsidiary operates in Columbus, Ohio and designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. The Company acquired AdL Technology in fiscal 2010 as a vertical integration of circuit boards for LED lighting as well as the Company’s other LED product lines such as digital scoreboards, advertising ribbons and billboards. LSI ADL Technology allows the Company to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components.

Customer net sales of the Electronic Components Segment were $21,449,000 in fiscal 2011, up $5.3 million or 33% over fiscal 2010 net sales of $16,116,000. In addition to these customer sales, the Electronic Components Segment supplied a significant amount of electronic circuit boards to both the Lighting and Graphics Segments, with growth of approximately 374% in these intersegment net sales in fiscal 2011.

All Other Category

The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the three reportable business segments. Operating results of LSI Saco Technologies, LSI Images, LSI Adapt and LSI Marcole  are included in the All Other Category. The major products and services offered by operations included in the All Other Category include:  design, production, and support of high-performance light engines and large format video screens using LED technology;  exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and installation management services related to products of the Graphics Segment; and for fiscal 2010 and 2009, electrical wire harnesses (for LSI’s light fixtures and for the white goods or appliance industry).  LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. This technology generated development in the Company’s Lighting Segment of a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the traditional metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.

All Other Category fiscal 2011 net sales of $7,347,000 decreased $3.4 million or 31.9% from fiscal 2010 primarily as the net result of increased net sales of menu board systems ($0.2 million), decreased sales of LED video screens to the entertainment and other markets ($3.0 million), no sales of electrical wire harnesses ($2.9 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and thereafter had no further sales of wire harnesses.  Fiscal 2010 net sales of $10,786,000 decreased $1.8 million or 14.1% from fiscal 2009 primarily as the net result of decreased net sales to two quick service restaurant menu board customers ($0.8 million), decreased net sales of LED video screens to the entertainment market ($0.3 million), decreased net sales of specialty LED lighting ($0.1 million), decreased net sales of electrical wire harnesses ($1.0 million) and changes in volume or completion of other customer programs.

Goodwill and Intangible Asset Impairment

There were no impairments of goodwill or intangible assets in fiscal 2011.

In fiscal 2010, we recorded a $153,000 non-cash intangible asset impairment charge. Due to declining use of a trade name and a reduced outlook of future net sales, we determined that a trade name with a $137,000 carrying value in the All Other Category was fully impaired. Additionally, the Lighting Segment no longer sells a certain product that supported a $16,000 patent intangible asset, therefore it was fully impaired.  Goodwill was not impaired in fiscal 2010.

In fiscal 2009, we recorded a $14,467,000 non-cash goodwill impairment charge. Charges totaling $11,185,000 were recorded in the Lighting Segment, charges totaling $716,000 were recorded in the Graphics Segment, and charges totaling $2,566,000 were recorded in the All Other Category. Impairment tests conducted in three of the four fiscal quarters indicated there were full or partial impairments of goodwill in one of our reporting units in our Lighting Segment, one reporting unit in the Graphics Segment and one reporting unit in our All Other Category due to the combination of a decline in the market capitalization of the Company at certain quarter-end balance sheet dates and a decline in the estimated forecasted discounted cash flows which management attributes to a weaker economic cycle impacting certain of our customers, notably national retailers.

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

Product Development Focus. We believe that our ability to successfully identify and develop new products has allowed us to expand our market opportunity and enhance our market position.  We also have several product patents which provide a competitive advantage.  Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. In addition, we believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.

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

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada, Australia, Latin America, Europe and the Middle East (about 5% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, LED video screens, electronic components, and other products and services sold by operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire harnesses, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electrical components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our lighting operations generally carry relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory.  In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.  The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times, or worldwide shortages of electronic components.  LED products are generally made to order and shipped shortly after assembly is complete. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment. Our electronic components operation purchases electronic components from multiple suppliers and manufactures custom electronic circuit boards.  Due to the worldwide shortage of electronic component parts, the Company has increased its amount of component parts carried in inventory.  Most products are made to order and, as a result, this operation does not carry very much finished goods.

We believe we are a low-cost producer for our types of products, and as such, are in a position to promote our product lines with substantial marketing and sales activities.

We currently operate out of eleven manufacturing facilities and two sales facilities in seven U.S. states and Canada. During fiscal 2011, we consolidated our smallest Lighting manufacturing facility into our largest facility.

Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

Competition

We experience strong competition in all segments of our business, and in all markets served by our product lines. Although we have many competitors, some of which have greater financial and other resources, we do not compete with the same companies across our entire product and service offerings. We believe product quality and performance, price, customer service, prompt delivery, and reputation to be important competitive factors.  We also have several product and process patents which have been obtained in the normal course of business which provide a competitive advantage in the marketplace.

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $28.7 million and $60.5 million at June 30, 2011 and 2010, respectively. All orders are believed to be shippable or installed within twelve months. The decrease as of June 30, 2011 relates primarily to the completion of a $38 million program with 7-Eleven, Inc. to install retrofit solid-state LED lighting at over 3,000 of its sites in North America.

We have approximately 1,200 full-time and 282 temporary employees as of June 30, 2011. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

Our operating results may be adversely affected by unfavorable economic, political and market conditions.

Economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current uncertain macro-economic and political climate, including but not limited to the effects of weakness in domestic and foreign financial and credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and uncollectible receivables, and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Price increases or significant shortages of raw materials and components could adversely affect our operating margin.

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 62% of the cost of sales in both 2011 and 2010. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. As of August 2011, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times from electronic component suppliers have significantly increased for some component parts and prices of some of these electronic component parts have increased during this period of shortages.  Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 37% of our net sales in fiscal year 2011 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company has thirteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters, and lighting fixture and graphics manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	198,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	LSI Industries sales and engineering office	9,000 sq. ft. (includes 3,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned

8)	LSI Retail Graphics office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Woonsocket, RI	Owned (a)

9)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (b)

10)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

11)	LSI Saco Technologies office and manufacturing	29,000 sq. ft. (includes 6,000 sq. ft. of office space)	Montreal, Canada	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Columbus, OH	Owned

(a)	This represents two facilities.
(b)	The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,358,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
Nothing to report.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)
Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-42 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-43 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

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

At August 15, 2011, there were 497 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.
(b)
The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/11 to 4/30/11	309	$7.27	309	(1)
5/1/11 to 5/31/11	309	$7.36	309	(1)
6/1/11 to 6/30/11	295	$7.82	295	(1)
Total	913	$7.47	913	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.
The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2011 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2006 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
“Selected Financial Data” begins on page F-43 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages F-1 through F-14 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments (if any) and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to the risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the current balance in the Company’s short-term cash investments and absence of any outstanding variable rate debt, the adverse exposure to interest rate fluctuations has decreased considerably.  The Company’s outstanding mortgage debt is at a fixed rate of interest.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, light bulbs, fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass, vinyls, inks, LEDs, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. Other than industry-wide electronic component supply shortages and the recent shortage in rare earth minerals used in fluorescent lamps, the Company has not experienced any significant supply problems in recent years.  Supply shortages of certain electronic components and certain other parts in fiscal 2010 and fiscal 2011 have caused some production and shipment delays, and the Company is dealing with some increased supply chain lead times. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2011, the raw material component of cost of goods sold subject to price risk was approximately $138 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to rising material prices, the Company’s Lighting Segment announced price increases ranging from 4% to 8%, depending on the product, effective with late April 2011 orders. While competitors of the Company’s lighting business have announced similar price increases, the lighting market remains very price competitive. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-15.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 17, 2011, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the LSI Industries Inc. 1995 Directors’ Stock Option Plan and the 2003 Equity Compensation Plan) as of June 30, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,123,939	$10.80	705,779
Equity compensation plans not approved by security holders	—	—	—
Total	2,123,939	$10.80	705,779

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Consolidated Financial Statement Schedules Appear as part of Item 8 of this Form 10-K.

(3)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of LSI filed as Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043.

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009.

3.3	Amended and Restated Code of Regulations of LSI filed as Exhibit 3 to LSI’s Form 8-K filed January 22, 2009.

4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to LSI’s Form S-3 filed on September 8, 2010).

4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to LSI’s Form S-3 filed on September 8, 2010).
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

10.3
Amendment to Credit Agreement dated April 11, 2011 among the Registrant, PNC Bank, National Association, in its capacity as administrative agent and syndication agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank.

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

10.6		Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor, filed as Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007.

10.7		Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant filed as Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007.

10.8
First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank filed as Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007.

10.9	*	LSI Industries Inc. Retirement Plan (Restated as of July 1, 2011).

10.10	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038.

10.11	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) filed as Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039.

10.12	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) filed as Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009.

10.13	*	Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB filed as Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006.

10.14	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 18, 2010) filed as Exhibit 10.1 to LSI’s Form 8-K filed November 24, 2010.

10.15	*	Amended Agreement dated January 25, 2005 with Robert J. Ready filed as Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005.

10.16	*	Amended Agreement dated January 25, 2005 with James P. Sferra filed as Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005.

14		Code of Ethics filed as Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004.

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

24.1		Power of Attorney

24.2		Board Resolutions – August 17, 2011

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

*	Management Compensatory Agreements
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

LSI INDUSTRIES INC.

August 26, 2011	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready	Chairman of the Board and Chief Executive
Robert J. Ready Date: August 26, 2011	Officer (Principal Executive Officer)

/s/ Robert J. Ready as Attorney-in-Fact	Vice President, Chief Financial Officer, and
Ronald S. Stowell Date: August 26, 2011	Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: August 26, 2011

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: August 26, 2011

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: August 26, 2011

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: August 26, 2011

/s/ James P. Sferra	Executive Vice President
James P. Sferra	— Manufacturing, Secretary, and Director
Date: August 26, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s “forward looking statements” and disclosures as presented earlier in this Form 10-K in the “Safe Harbor” Statement, as well as the Company’s consolidated financial statements and accompanying notes presented later in this Form 10-K should be referred to when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	2011	2010	2009
Lighting Segment	$196,550	159,105	$160,475
Graphics Segment	68,155	68,395	60,765
Electronic Components Segment	21,449	16,116	—
All Other Category	7,347	10,786	12,559
	$293,501	254,402	$233,799

Operating Income (Loss) by Business Segment

(In thousands)	2011	2010	2009
Lighting Segment	$11,423	9,073	$(3,884)
Graphics Segment	6,373	3,237	2,362
Electronic Components Segment	7,886	2,279	—
All Other Category	(543)	(1,807)	(4,321)
Corporate and Eliminations	(8,835)	(10,873)	(8,568)
	$16,304	1,909	$(14,411)

Summary Comments

Fiscal 2011 net sales of $293,501,000 increased $39.1 million or 15.4% as compared to fiscal 2010.  See Note 2 to the financial statements for discussion of the retroactive reclassification of the Company’s reportable business segments.  Net sales were favorably influenced by increased net sales of the Lighting Segment (up $37.4 million or 23.5%), and the Electronic Components Segment (up $5.3 million or 33.1%).  Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $0.2 million or 0.4%), and the All Other Category (down $3.4 million or 31.9%).   Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $108,460,000 or 37% of total net sales and $89,952,000 or 35% of total net sales of fiscal 2011 and 2010, respectively.  The $18.5 million or 21% increase is primarily due to an increase of sales of solid-state LED lighting into this market.

The Company recorded intangible asset impairment expenses in fiscal 2010 totaling $153,000 ($16,000 in the Lighting Segment and $137,000 in the All Other Category). There were no such intangible asset impairment expenses in fiscal 2011. The Company recorded significant goodwill impairment expenses in fiscal 2009 totaling $14,467,000 ($11.2 million in the Lighting Segment, $0.7 million in the Graphics Segment and $2.6 million in the All Other Category). There were no goodwill impairment expenses in fiscal 2011 or 2010.

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

	LED Net Sales
(In thousands)	FY 2011	FY 2010	% Change
First Quarter	$16,673	$17,999	(7.4)%
Second Quarter	17,585	18,533	(5.1)%
First Half	34,258	36,532	(6.2)%
Third Quarter	12,943	11,510	12.5%
Nine Months	47,201	48,042	(1.8)%
Fourth Quarter	21,453	14,538	47.6%
Full Year	$68,654	$62,580	9.7%

Fiscal 2011 LED net sales of $68,654,000 were up $6.1 million or 9.7% from fiscal 2010.  The $68,654,000 total LED net sales and the $6.1 million increase are primarily the result of Lighting Segment LED net sales of $60,042,000 (up $22.2 million or 59%), Graphics Segment LED net sales of $4,938,000 (down $15.3 million or 76%, primarily due to lower LED sports screen sales and lower LED lighting for signage) and All Other Category LED net sales of $3,674,000 (down $0.8 million or 18% in the entertainment market).

During the recession of 2008 through 2010, virtually all of our markets were adversely impacted and our business suffered as a result.  During these difficult and uncertain economic conditions, we took a number of proactive steps to meet our operating challenges, including strict control of expenses, capital expenditure reductions, close management of accounts receivable and inventories, prudent staffing decisions, and maintaining a conservative financial position coupled with positive free cash flow.  Economic conditions in many of the markets we serve now have continued to show improvement in fiscal 2011.  We continue to adjust our expense levels to production rates we are experiencing and to manage working capital efficiently.  We are also strategically positioning the business for future growth and are very positive about the longer term outlook and opportunities for the Company.  LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions continue to improve.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the U.S. GAAP net income (loss) for the 2010 and 2009 fiscal years. Adjusted net income and earnings per share, which exclude the impact of the LSI ADL Technology acquisition deal costs, acquisition-related fair value inventory adjustments, the loss on the sale of LSI Marcole, goodwill and intangible asset impairments, and a loss contingency related to a menu board patent litigation, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income (loss) for the periods indicated.

	FY 2011		FY 2010			FY 2009
		Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount	EPS	Amount		EPS	Amount		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$10,828	$0.44	$1,424		$0.06	$(13,414)		$(0.62)

Adjustment for the loss on sale of LSI Marcole, inclusive of the income tax effect	—	—	422	(1)	0.02	—		—

Adjustment for the acquisition deal costs and acquisition-related fair value inventory adjustment, inclusive of the income tax effect	—	—	791	(2)	0.03	—		—

Adjustment for the loss contingency related to the menu board patent litigation, inclusive of the income tax effect	—	—	—	(3)	—	125	(3)	0.01

Adjustment for goodwill and intangible asset impairments, inclusive of the income tax effect	—	—	148	(4)	0.01	13,583	(5)	0.62

Adjusted net income and earnings per share	$10,828	0.44	$2,785		$0.12	$294		$0.01

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated, with appropriate consideration given for the permanent non-deductible portion of the goodwill impairments in fiscal 2009.  The income tax effects were as follows (in thousands):

(1)	$217

(2)	$407

(3)	$75

(4)	$5

(5)	$884

Results of Operations

2011 Compared to 2010

Lighting Segment
(In thousands)	2011	2010
Net Sales	$196,550	$159,105
Gross Profit	$44,499	$37,185
Operating Income	$11,423	$9,073

Lighting Segment net sales of $196,550,000 in fiscal 2011 increased 23.5% from fiscal 2010 net sales of $159,105,000.  The $37.4 million increase in Lighting Segment net sales is primarily the net result of a $19.8 million or 24.7% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 19%, net sales to the automotive dealership market were up 58%, and net sales to the quick service restaurant market were up 20%) and national retail accounts, and a $17.5 million or 22.2% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 31% and 32% of Lighting Segment net sales in fiscal years 2011 and 2010, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 19% from fiscal 2010 to $61,066,000, with approximately $10.2 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  Lighting Segment fiscal 2010 net sales to 7-Eleven, Inc. were approximately $21.4 million for a similar LED replacement lighting program.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $60.0 million in fiscal 2011, representing a 59% increase from fiscal 2010 net sales of solid-state LED light fixtures of $37.8 million.

Gross profit of $44,499,000 in fiscal 2011 increased $7.3 million or 20% from fiscal 2010, and decreased from 22.5% to 22.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at decreased margins, and increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $2.2 million increased freight costs; $0.3 million increased benefits and compensation; $0.3 million increased warranty costs; $0.3 million increased utilities; $0.2 million increased repairs and maintenance; $0.4 million increased outside service costs; $0.1 million increased depreciation expense; and $0.6 million increased manufacturing supplies expense.

Selling and administrative expenses of $33,076,000 in fiscal 2011 increased $5.0 million from fiscal 2010.  The following items were the primary contributors to the increase:  $0.1 million increased compensation and benefits expense; $3.0 million increased sales commission expense reflective of increased net sales; $0.4 million increased research and development expense; $0.8 million increased customer relations expense; $0.2 million increased outside services; $0.1 million increased sales samples expense; $0.1 million decreased communications expense; $0.1 million decreased royalty income; $0.1 million increased advertising; and $0.5 million increased bad debt expense.

The Lighting Segment fiscal 2011 operating income of $11,423,000 increased $2.4 million or 25.9% from operating income of $9,073,000 in fiscal 2010.  This increase of $2.4 million was the net result of increased net sales, increased gross profit (at lower margin percentages), and increased selling and administrative expenses.

Graphics Segment
(In thousands)	2011	2010
Net Sales	$68,155	$68,395
Gross Profit	$16,903	$13,781
Operating Income	$6,373	$3,237

Graphics Segment net sales of $68,155,000 in fiscal 2011 decreased 0.4% from fiscal 2010 net sales of $68,395,000.  The $0.2 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to twelve petroleum / convenience store customers ($8.7 million net increase), grocery market ($2.5 million decrease), the LED video sports screen market ($5.0 million decrease), a national drug store retailer ($3.2 million decrease), a fast food restaurant chain ($1.1 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 70% and 56% of Graphics Segment net sales in fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 23% from fiscal 2010 to $47,394,000, with approximately $29.7 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of solid-state LED video screens and LED lighting for signage totaled $4.9 million in fiscal 2011 as compared to $20.3 million in the prior year.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  The Company may not always be able to replace net sales immediately when a large image conversion program has concluded.  Brand programs typically occur as new products are offered or new departments are created within existing retail stores.  Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company.  Sales related to a customer’s image or brand program are reported in the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $16,903,000 in fiscal 2011 increased $3.1 million or 23% from fiscal 2010, and increased from 19.9% to 24.4% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of decreased net sales at increased margins, and decreased overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures; $0.1 million decreased freight costs; $0.1 million decreased warranty costs; $0.1 million decreased rent/lease expense; and $0.1 million increased property taxes.

Selling and administrative expenses of $10,530,000 in fiscal 2011 were slightly lower than fiscal 2010.  The following items of expense changed between years as follows:  $0.2 million decreased compensation and benefits; $0.1 million increased rent expense; $0.2 million decreased customer relations expense; $0.1 million increased outside services expense; $0.1 million decreased sales commission expense; and increased expense related to a patent settlement agreement.

The Graphics Segment fiscal 2011 operating income of $6,373,000 increased $3.1 million or 97% from operating income of $3,237,000 in fiscal 2010.  The $3.1 million increase in operating income was the result of decreased net sales, increased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	2011	2010
Net Sales	$21,449	$16,116
Gross Profit	$9,601	$3,847
Operating Income	$7,886	$2,279

Electronic Components Segment net sales of $21,449,000 in fiscal 2011 increased 33.1% from fiscal 2010 net sales of $16,116,000.  The $5.3 million increase in Electronic Components Segment net sales is primarily the net result of a $2.9 million increase to industrial markets, $1.0 million decrease to telecommunications markets, $0.8 million increase to retail markets, $0.5 million increase to medical markets and $0.2 million decrease to transportation related markets.  In addition to this segment’s growth in customer sales, its inter-segment net sales grew 374% in support of LED lighting sales.

Gross profit of $9,601,000 in fiscal 2011 increased $5.8 million or 150% from fiscal 2010, and increased from 17.9% to 20.4% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales).  Approximately $3.8 million of increased gross profit resulted from the significant increase in the amount of inter-segment business as well as from increased Electronic Components customer net sales.  Gross profit of the Electronic Components Segment in fiscal 2010 was reduced by $678,000 related to the roll-out of fair value inventory adjustments for LSI ADL Technology’s sales of products that were in finished goods or work-in-process inventory on the acquisition date and therefore were valued at fair value, as opposed to manufactured cost, in the opening balance sheet in accordance with the requirements of purchase accounting.  The following items also influenced the Electronic Components Segment’s gross profit margin:  competitive pricing pressures; $0.2 million increase shipping costs; $0.4 million increased benefits and compensation; $0.1 million increased outside services; and $0.5 million increased manufacturing supplies.

Selling and administrative expenses of $1,715,000 in fiscal 2011 increased $0.1 million from fiscal 2010.  The following items of expense changed between years as follows:  $0.1 million increased employee compensation and benefits expense; $0.1 million increased supplies; and $0.1 million increased repairs and maintenance.

The Electronic Components Segment fiscal 2011 operating income of $7,886,000 increased $5.6 million from operating income of $2,279,000 in the same period of fiscal 2010.  The $5.6 million increase in operating income was the result of increased net sales and increased gross profit, partially offset by increased selling and administrative expenses.

All Other Category
(In thousands)	2011	2010
Net Sales	$7,347	$10,786
Gross Profit	$2,089	$1,267
Operating (Loss)	$(543)	$(1,807)

All Other Category net sales of $7,347,000 in fiscal 2011 decreased 31.9% from fiscal 2010 net sales of $10,786,000.  The $3.4 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.2 million), decreased sales of LED video screens to the entertainment and other markets ($3.0 million), no sales of electrical wire harnesses ($2.9 million) and changes in volume or completion of other customer programs.  The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and therefore has no further sales or expenses related to wire harnesses.

The gross profit of $2,089,000 in fiscal 2011 increased $0.8 million or 65% from fiscal of 2010, and increased from 7.1% to 16.2% as a percentage of the All Other Category net sales (customer plus inter-segment net sales).   The increase in amount of gross profit is due to the net effect of decreased net sales and increased margins.  The following items also influenced the All Other Category’s gross profit margin:  competitive pricing pressures; $0.6 million decreased indirect wage compensation and benefits; $0.5 million increased installation costs; $0.1 million decreased manufacturing supplies; $0.1 million decreased utilities; $0.2 million decreased warranty expense; and $0.1 million decreased depreciation expense.

Selling and administrative expenses of $2,632,000 in fiscal 2011 decreased $0.4 million or 14% as compared to the prior year.  Changes of expense between years include $0.2 million decreased benefits and compensation, $0.2 million decreased royalty expense, $0.1 million decreased depreciation expense, and $0.3 million increased bad debt expense.

The All Other Category fiscal 2011 operating loss of $(543,000) compares to an operating loss of $(1,807,000) in fiscal 2010.  This $1.3 million decreased operating loss was the net result of decreased net sales, increased gross profit, and decreased selling and administrative expenses.  Sales and resulting gross margins were not high enough to cover selling and administrative expenses.

Corporate and Eliminations
(In thousands)	2011	2010
Gross Profit	$(747)	$(347)
Operating (Loss)	$(8,835)	$(10,873)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $8,088,000 in fiscal 2011 were down $2.4 million or 23.2% from the same period of the prior year.  The reduction in expense is primarily related to the net result of $1.3 million reduced compensation and benefits expense, $0.1 million increased repair and maintenance expense, $0.1 million reduced audit and accounting fees, $0.1 million reduced outside consulting services, $0.4 million reduced research and development expenses, and no acquisition deal costs in fiscal 2011 as compared to $0.5 million in the prior year.

Consolidated Results

The Company reported net interest expense of $137,000 in fiscal 2011 as compared to net interest expense of $125,000 in fiscal 2010.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $5,339,000 income tax expense in fiscal 2011 represents a consolidated effective tax rate of 33.0%.  This is the net result of an income tax rate of 31.2% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by adjustments to deferred income tax liabilities, and by a full valuation reserve on the Company’s Canadian tax position.  The $360,000 income tax expense in fiscal 2010 represents a consolidated effective tax rate of 20.2%.   This is the net result of a U.S. federal income tax rate of 34% influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by an increase in state income taxes, and by full valuation reserves on the Company’s Canadian tax position and a certain state deferred income tax asset.

The Company reported net income of $10,828,000 in fiscal 2011 as compared to net income of $1,424,000 in fiscal 2010.  The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and increased income tax expense.  Diluted earnings per share were $0.44 in fiscal 2011 as compared to $0.06 in fiscal 2010. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2011 was 24,339,000 shares as compared to 24,134,000 shares in fiscal 2010.

2010 Compared to 2009

Lighting Segment
(In thousands)	2010	2009
Net Sales	$159,105	$160,475
Gross Profit	$37,185	$36,403
Operating Income (Loss)	$9,073	$(3,884)

Lighting Segment net sales of $159,105,000 in fiscal 2010 decreased 0.9% from fiscal 2009 net sales of $160,475,000. The $1.4 million decrease in Lighting Segment net sales is primarily the net result of a $17.0 million or 27% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 70%, net sales to the automotive dealership market were down 29%, and net sales to the quick service restaurant market were down 39%) and national retail accounts, and an $18.4 million or 18.9% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 32% and 19% of Lighting Segment net sales in the fiscal years 2010 and 2009, respectively. Net sales of lighting to this, the Company’s largest niche market, were up 70.0% from fiscal 2009 to $51,462,000, with approximately $21.4 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $37.8 million in fiscal 2010, representing a 496% increase from fiscal 2009 net sales of solid-state LED light fixtures of $6.3 million.

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

Selling and administrative expenses of $28,096,000 in fiscal year 2010 decreased $1.0 million primarily as the net result of: increased employee compensation and benefits expense ($0.6 million); decreased sales commission expense ($1.1 million); increased research and development expense ($0.9 million); decreased outside services expense ($0.2 million); decreased customer relations expense ($0.5 million); decreased royalty expense ($0.2 million); and decreased warranty expense ($0.4 million).

The Lighting Segment recorded a fiscal 2010 patent intangible asset impairment expense of $16,000 as compared to a fiscal 2009 goodwill impairment expense of $11,185,000, resulting in a favorable change of $11.2 million.

The Lighting Segment fiscal 2010 operating income of $9,073,000 compares to an operating loss of ($3,884,000) in fiscal 2009. The improvement of $13.0 million was the net result of decreased net sales, increased gross profit, decreased selling and administrative expenses, and decreased impairment expense.

Graphics Segment
(In thousands)	2010	2009
Net Sales	$68,395	$60,765
Gross Profit	$13,781	$13,382
Operating Income	$3,237	$2,362

Graphics Segment net sales of $68,395,000 in fiscal 2010 increased 12.6% from fiscal 2009 net sales of $60,765,000. The $7.6 million increase in Graphics Segment net sales is primarily the result of image conversion programs and sales to ten petroleum / convenience store customers ($16.1 million net increase), a grocery retailer ($5.1 million decrease), five retail customers ($1.2 million net decrease), the LED video sports screen market ($0.2 million increase), a national drug store retailer ($0.7 million decrease), a lawn care company ($0.4 million decrease), and changes in volume or completion of several other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 56% and 40% of Graphics Segment net sales in fiscal years 2010 and 2009, respectively. Net sales of graphics to this, the Company’s largest niche market, were up 58% from fiscal 2009 to $38,490,000, with approximately $17.1 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting. The Graphics Segment net sales of products and services related to solid-state LED video screens and LED lighting for signage totaled $20.3 million in fiscal 2010 as compared to $8.0 million in the prior year.

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

Gross profit of $13,781,000 in fiscal 2010 increased $0.4 million or 3% from fiscal 2009, and decreased from 21.5% to 19.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to increased Graphics Segment net sales at lower margins. The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures, and other manufacturing expenses in support of production requirements ($0.1 million of increased indirect wage, compensation and benefits costs; $0.4 million increased warranty expense; $0.1 million decreased supplies expense; $0.1 million decreased rental expense; and $0.3 million decreased depreciation and utilities).

Selling and administrative expenses of $10,544,000 in fiscal 2010 increased $0.2 million primarily as a net result of decreased compensation and benefits ($0.1 million), increased bad debt expense ($0.3 million), increased customer relations expense ($0.2 million), and decreased outside services expense ($0.1 million).

The Graphics Segment recorded a fiscal 2009 goodwill impairment expense of $716,000 with no similar expense in fiscal 2010, resulting in a favorable change of $0.7 million.

The Graphics Segment fiscal 2010 operating income of $3,237,000 increased $0.9 million or 37.0% from operating income of $2,362,000 in fiscal 2009. The $0.9 million increase in operating income was the result of increased net sales, increased gross profit, increased selling and administrative expenses, and decreased impairment expense.

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

All Other Category
(In thousands)	2010	2009
Net Sales	$10,786	$12,559
Gross Profit	$1,267	$2,060
Operating (Loss)	$(1,807)	$(4,321)

All Other Category net sales of $10,786,000 in fiscal 2010 decreased 14% from fiscal 2009 net sales of $12,559,000. The $1.8 million decrease in the All Other Category net sales is primarily the net result of decreased sales to two quick service restaurant menu board customers ($0.8 million), decreased sales of electrical wire harnesses ($1.0 million), decreased sales of solid state-state LED video screens to the entertainment market ($0.3 million) and decreased sales of specialty LED lighting ($0.1 million). The Company sold its wire harness operation and business at the end of the third quarter of fiscal 2010 and will therefore have no further sales of wire harnesses.

The gross profit of $1,267,000 in fiscal 2010 compares to gross profit of $2,060,000 in fiscal 2009. The change is primarily the result of the $639,000 loss recorded on the March 2010 sale of the assets and business of the Company’s wire harness operation. The remaining $0.2 million decrease in amount of gross profit is primarily due to decreased net sales and margins, and decreased indirect wage compensation and benefits.

Selling and administrative expenses of $2,937,000 decreased $878,000 in fiscal year 2010. Changes of expense between years included decreased menu board patent settlement expense ($0.2 million), decreased outside services expense ($0.2 million), decreased depreciation expense ($0.1 million), decreased warranty expense ($0.1 million), decreased bad debt expense ($0.1 million), decreased rent and lease expense ($0.1 million), decreased research and development costs ($0.1 million), decreased amortization expense ($0.1 million) and increased royalty expense ($.2 million).

The All Other Category recorded a fiscal 2009 goodwill impairment expense of $2,566,000 compared to a $137,000 impairment expense in fiscal 2010, resulting in a favorable change of $2.4 million.

The All Other Category fiscal 2010 operating loss of $(1,807,000) compares to an operating loss of $(4,321,000) in fiscal 2009. This $2.5 million decreased loss was the result of less goodwill impairment and decreased selling and administrative expenses, partially offset by decreased sales and gross profit.

Corporate and Eliminations
(In thousands)	2010	2009
Net Sales	$--	$--
Gross Profit	$(347)	$(18)
Operating Income	$(10,873)	$(8,568)

The negative gross profit relates to elimination of the intercompany profit in inventory.

Selling and administrative expenses of $10,526,000 in fiscal 2010 increased $2 million primarily as the net result of: increased compensation, benefits and stock option expense ($1.5 million); increased acquisition deal costs associated with the acquisition of LSI ADL Technology ($0.5 million); increased research and development expenses ($0.3 million); decreased depreciation expense ($0.1 million); and decreased professional fees and outside services ($0.6 million).

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

The Company reported a net income of $1,424,000 in fiscal 2010 as compared to a net loss of $(13,414,000) in fiscal 2009. The increased net income is primarily the result of increased net sales, increased gross profit, and significant goodwill impairment in fiscal 2009 as compared to a minor intangible asset impairment in fiscal 2010, partially offset by increased operating expenses, increased net interest expense and increased income tax expense. Diluted earnings per share were $0.06 in fiscal 2010 as compared to a loss of $(0.62) in fiscal 2009. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2010 were 24,134,000 shares as compared to 21,800,000 shares in fiscal 2009, with the increase in shares primarily related to the weighted effect of the 2,469,676 common shares issued in July 2009 for the acquisition of AdL Technology.

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

At June 30, 2011, the Company had working capital of $84.5 million, compared to $73.6 million at June 30, 2010.  The ratio of current assets to current liabilities was 4.92 to 1, compared to a ratio of 3.85 to 1 at June 30, 2010.  The $11.0 million increase in working capital from June 30, 2010 to June 30, 2011 was primarily related to the net effect of increased net accounts receivable ($9.7 million), increased net inventory ($10.2 million), decreased accounts payable ($3.0 million), decreased accrued expenses ($1.3 million), and increased refundable income taxes ($0.6 million), partially offset by decreased cash and cash equivalents ($13.4 million), and decreased other current assets ($0.5 million).

The Company used $3.8 million of cash in operating activities in fiscal 2011 as compared to a generation of $16.7 million in the prior year. This $20.5 million decrease in net cash flows from operating activities is primarily the net result of greater net income (favorable change of $9.4 million), the prior year loss on sale of a subsidiary (unfavorable change of $0.6 million), more of an increase in accounts receivable (unfavorable change of $6.4 million), an increase rather than a decrease in inventories (unfavorable change of $13.3 million), an increase rather than a decrease in refundable income taxes (unfavorable $3.1 million),  a decrease rather than an increase in accounts payable (unfavorable change of $5.5 million), a decrease rather than an increase in customer prepayments (unfavorable $2.0 million), an increase rather than a decrease in the allowance for doubtful accounts (favorable $0.6 million), more of an increase in the inventory obsolescence reserve (favorable $0.1 million), less of an increase in accrued expenses and other (unfavorable $0.4 million), decreased stock option expense (unfavorable $1.8 million), and a decrease rather than an increase in deferred income tax assets (favorable $2.6 million).

Net accounts receivable and notes receivable were $45.0 million and $35.3 million at June 30, 2011 and June 30, 2010, respectively.  The increase of $9.7 million in net receivables is primarily due to combined effects of a higher amount of net sales in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 at an increased DSO.  The DSO increased to 53 days at June 30, 2011 from 48 days at June 30, 2010.  The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $50.3 million at June 30, 2011 increased $10.2 million from June 30, 2010 levels.  Net inventory increases occurred in fiscal 2011 in the Lighting Segment of approximately $7.1 million, in the Electronic Components Segment of approximately $5.8 million, and net inventory decreases occurred in the Graphics Segment of approximately $0.8 million and in the All Other Category of approximately $1.5 million.  The majority of the inventory increases were intentional as the Company increased its inventory of purchased electronic parts in the face of world-wide shortages and increased finished goods of certain LED lighting fixtures in anticipation of customer roll-out programs.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group in the U.S., with all $30 million of the credit line available as of August 23, 2011.  This line of credit is a $30 million three-year committed credit facility expiring in the third quarter of fiscal 2014.  Additionally, the Company has a separate $5 million line of credit for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  This line of credit is a $5 million multi-year committed credit facility expiring in the third quarter of fiscal 2013.  As of August 23, 2011, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2012 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $4.7 million of cash related to investing activities in fiscal 2011, compared to a use of $6.3 million in the prior year, a favorable change of $1.6 million.  The change between years relates to the amount of fixed assets purchased, $4,731,000 in fiscal 2011 as compared to $6,150,000 in the prior year ($1.4 million favorable), the larger amount of proceeds from sale of assets in fiscal 2010 primarily related to the sale of LSI Marcole ($0.5 million unfavorable) and the fiscal 2010 acquisition of AdL Technology, net of cash received ($0.7 million favorable).  Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2012 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $4.9 million of cash related to financing activities in fiscal 2011, compared to a use of $7.0 million in the same period of the prior year.  The $2.1 million favorable change between periods is primarily related to the payment of long-term debt on the opening balance sheet of the acquired LSI ADL Technology in the first quarter of fiscal 2010 as compared to nominal monthly principal payments in fiscal 2011 ($2.2 million favorable).

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2011 (a)	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$1,099	$35	$1,064	$—	$—
Interest on Long-Term Debt	100	85	15	—	—
Operating Lease Obligations	3,000	1,404	1,505	90	1
Purchase Obligations	13,947	13,201	616	130	—
Total	$18,146	$14,725	$3,200	$220	$1

(a)	The liability for uncertain tax positions of $2.0 million is not included due to the uncertainty of timing of payments.

Cash Dividends

On August 17, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,202,000) payable September 6, 2011 to shareholders of record on August 30, 2011. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2012 consistent with the above dividend policy.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2011. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LSI Industries Inc.

We have audited LSI Industries Inc. (an Ohio corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, LSI Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows, and financial statement schedule as of and for the years ended June 30, 2011 and 2010 of the Company, and our report dated August 26, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Grant Thornton LLP

Cincinnati, Ohio
August 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2011 and 2010. Our audits of the basic consolidated financial statements included the financial statement schedule for the years ended June 30, 2011 and 2010 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Cincinnati, Ohio
August 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
LSI Industries Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of LSI Industries Inc. and subsidiaries for the year ended June 30, 2009.  Our audit also included the consolidated financial statement schedule listed in the Index at Item 15 for the year ended June 30, 2009.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of LSI Industries Inc. and subsidiaries’ operations and their cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule for the year ended June 30, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the disclosures in the accompanying 2009 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
September 11, 2009  (August 26, 2011 as to the 2009 segment information in Note 2)

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2011, 2010, and 2009
(In thousands, except per share data)

	2011	2010	2009

Net sales	$293,501	$254,402	$233,799

Cost of products and services sold	221,156	198,030	181,972

Loss on sale of subsidiary	—	639	—

Total cost of products and services sold	221,156	198,669	181,972

Gross profit	72,345	55,733	51,827

Selling and administrative expenses	56,041	53,671	51,571

Loss contingency (see Note 14)	—	—	200

Goodwill and intangible asset impairments	—	153	14,467

Operating income (loss)	16,304	1,909	(14,411)

Interest (income)	(43)	(28)	(97)

Interest expense	180	153	89

Income (loss) before income taxes	16,167	1,784	(14,403)

Income tax expense (benefit)	5,339	360	(989)

Net income (loss)	$10,828	$1,424	$(13,414)

Earnings (loss) per common share (see Note 4)

Basic	$0.45	$0.06	$(0.62)

Diluted	$0.44	$0.06	$(0.62)

Weighted average common shares outstanding

Basic	24,287	24,128	21,800

Diluted	24,339	24,134	21,800

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010
(In thousands, except shares)

	2011	2010

ASSETS

Current Assets

Cash and cash equivalents	$4,056	$17,417

Accounts and notes receivable, less allowance for doubtful accounts of $826 and $399, respectively	44,974	35,254

Inventories	50,298	40,082

Refundable income taxes	1,795	1,146

Other current assets	4,977	5,512

Total current assets	106,100	99,411

Property, Plant and Equipment, at cost
Land	6,848	6,784
Buildings	37,228	36,148
Machinery and equipment	68,064	65,507
Construction in progress	427	434
	112,567	108,873
Less accumulated depreciation	(68,283)	(63,962)
Net property, plant and equipment	44,284	44,911

Goodwill, net	10,766	10,766

Other Intangible Assets, net	12,514	15,103

Other Long-Term Assets, net	2,357	3,654

Total assets	$176,021	$173,845

The accompanying notes are an integral part of these financial statements.

	2011	2010

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$35	$33
Accounts payable	9,568	12,553
Accrued expenses	11,973	13,257

Total current liabilities	21,576	25,843

Other Long-Term Liabilities	3,227	3,784

Commitments and contingencies (Note 14)	—	—

Shareholders’ Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 24,047,485 and 24,054,213 shares, respectively	100,944	99,963
Retained earnings	50,274	44,255

Total shareholders’ equity	151,218	144,218

Total liabilities & shareholders’ equity	$176,021	$173,845

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2011, 2010, and 2009
(In thousands, except per share data)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2008	21,585	$81,665	$67,525	$149,190

Net (loss)	—	—	(13,414)	(13,414)
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(11)	(29)	—	(29)
Deferred stock compensation	—	(28)	—	(28)
Stock option expense	—	1,184	—	1,184
Stock options exercised, net	—	—	—	—
Dividends — $0.30 per share	—	—	(6,471)	(6,471)

Balance at June 30, 2009	21,580	82,833	47,640	130,473

Net income	—	—	1,424	1,424
Stock compensation awards	7	46	—	46
Purchase of treasury shares, net	(2)	52	—	52
Deferred stock compensation	—	(49)	—	(49)
Stock option expense	—	2,633	—	2,633
Stock options exercised, net	—	—	—	—
Common shares issued for acquisition	2,469	14,448	—	14,448
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2010	24,054	99,963	44,255	144,218

Net income	—	—	10,828	10,828
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(20)	(96)	—	(96)
Deferred stock compensation	—	126	—	126
Stock option expense	—	851	—	851
Stock options exercised, net	7	59	—	59
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2011	24,047	$100,944	$50,274	$151,218

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2011, 2010, and 2009
(In thousands)
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$10,828	$1,424	$(13,414)

Non-cash items included in net income (loss)
Depreciation and amortization	7,877	7,849	7,746
Loss on sale of a subsidiary	—	639	—
Goodwill and intangible asset impairment	—	153	14,467
Deferred income taxes	1,003	(1,564)	1,001
Deferred compensation plan	126	(49)	(28)
Stock option expense	851	2,633	1,184
Issuance of common shares as compensation	41	46	41
Loss on disposition of fixed assets	15	41	36
Allowance for doubtful accounts	427	(142)	(53)
Inventory obsolescence reserve	276	176	(228)

Change in certain assets and liabilities, net of acquisition
Accounts and notes receivable	(10,147)	(3,751)	9,229
Inventories	(10,492)	2,826	10,541
Refundable income taxes	(649)	2,473	(1,785)
Accounts payable	(2,985)	2,487	(6,203)
Accrued expenses and other	645	1,071	(6,044)
Customer prepayments	(1,622)	417	(4)

Net cash flows provided by (used in) operating activities	(3,806)	16,729	16,486

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(4,731)	(6,150)	(2,994)
Proceeds from sale of fixed assets	55	521	2
Acquisition of a business, net of cash received	—	(675)	—

Net cash flows (used in) investing activities	(4,676)	(6,304)	(2,992)

Cash Flows From Financing Activities
Payment of long-term debt	(33)	(2,237)	(1,282)
Proceeds from issuance of long-term debt	—	—	1,282
Cash dividends paid	(4,809)	(4,809)	(6,471)
Purchase of treasury shares	(118)	(111)	(188)
Issuance of treasury shares	22	163	159
Exercise of stock options	59	—	—

Net cash flows (used in) financing activities	(4,879)	(6,994)	(6,500)

Increase (decrease) in cash and cash equivalents	(13,361)	3,431	6,994

Cash and cash equivalents at beginning of year	17,417	13,986	6,992

Cash and cash equivalents at end of year	$4,056	$17,417	$13,986

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries (the “Company”), all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

The following table presents the Company’s net accounts and notes receivable at the dates indicated.

	June 30,	June 30,
(In thousands)	2011	2010
Accounts and notes receivable	$45,800	$35,653
less Allowance for doubtful accounts	(826)	(399)
Accounts and notes receivable, net	$44,974	$35,254

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of June 30, 2011 and 2010, the Company had bank balances of $1,235,000 and $18,561,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

	June 30,	June 30,
(In thousands)	2011	2010
Property, plant and equipment, at cost	$112,567	$108,873
less Accumulated depreciation	(68,283)	(63,962)
Property, plant and equipment, net	$44,284	$44,911

The Company recorded $5,288,000, $5,294,000 and $5,667,000 of depreciation expense in the years ended June 30, 2011, 2010 and 2009, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Twelve	Twelve
	Months Ended	Months Ended
	June 30,	June 30,
(In thousands)	2011	2010
Balance at beginning of the period	$589	$223
Additions charged to expense	1,606	1,870
Addition from acquisition	--	5
Deductions for repairs and replacements	(1,533)	(1,509)
Balance at end of the period	$662	$589

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $941,000 in 2011, $943,000 in 2010, and $1,592,000 in 2009.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, by expensing as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs related to both product and software development totaled $5,162,000, $5,148,000, and $4,052,000 for fiscal years ended June 30, 2011, 2010 and 2009, respectively, and are included in selling and administrative expenses.

Advertising Expense:

The Company recorded $397,000, $281,000, and $301,000 of advertising expense in 2011, 2010 and 2009, respectively. Advertising costs are expensed the first time the advertising occurs.  Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 293,000 shares in 2011, 238,000 shares in 2010 and 226,000 shares in 2009.  See further discussion in Note 4.

Stock Options:

The Company measures the cost of employee services received in exchange for an award of equity instruments at the grant date, based on the fair value of the award and recognizes this cost over the period during which an employee is required to provide the services.

The Company recorded $2,300 in fiscal 2011 as a reduction of federal income taxes payable, $58,800 as an increase in common stock, and $2,300 as a reduction of income tax expense to reflect the tax credits it will receive as a result of disqualifying dispositions of shares from stock option exercises. This had the effect of increasing cash flow from financing activities by $58,800. See further discussion in Note 10.  There were no disqualifying dispositions of shares from stock option exercises in fiscal years 2010 or 2009.

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

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, "Multiple Deliverable Revenue Arrangements." This amended guidance enables companies to account for products or service (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, established the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amended guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the amended guidance on July 1, 2010. There was no impact on the consolidated results of operations, cash flows or financial position as a result of the amended guidance.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Reclassifications:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.  For segment reporting, the Technology Segment has been reclassified into the All Other Category, and Corporate and Eliminations has been separately stated. See further discussion in Note 2.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2 — BUSINESS SEGMENT INFORMATION

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate and Eliminations.

The Company made changes to its reportable business segments in fiscal 2011.  The Technology Segment was reclassified into the All Other Category because there were no quantitative measures or qualitative factors that required the operating results of LSI Saco Technologies to be reported in a separate business segment.  The Company also reclassified its Corporate Administration and intercompany eliminations out of the All Other Category and into a separate line item in the business segment disclosures because this presents a more appropriate disclosure of operating income (loss) of the All Other Category.  Additionally, the Company reclassified an indefinite lived trade name intangible asset and its related intercompany royalty income from the Corporate Administration balance sheet and operating results to the balance sheet and operating results of the Lighting Segment.  Also, certain definite lived LED technology intangible assets and related amortization expenses were reclassified from the Corporate Administration balance sheet and operating results to the balance sheets and operating results of the Lighting Segment and the Graphics Segment.  All intersegment royalty income related to these LED technology intangible assets has been reclassified from the Corporate Administration operating results to the Graphics Segment operating results.  The changes described in this paragraph were made for all reported periods in these financial statements, and they had no impact on the Company’s consolidated results.

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

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to image programs, solid state LED digital advertising billboards, and solid state LED digital sports video screens (LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category). These products are used in visual image programs in several markets, including the petroleum/convenience store market, multi-site retail operations, sports and advertising. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

Summarized financial information for the Company’s reportable business segments is provided for the following periods and as of June 30, 2011, June 30, 2010 and June 30, 2009:

(In thousands)	2011	2010	2009
Net sales:
Lighting Segment	$196,550	$159,105	$160,475
Graphics Segment	68,155	68,395	60,765
Electronic Components Segment	21,449	16,116	—
All Other Category	7,347	10,786	12,559
	$293,501	$254,402	$233,799

Operating income (loss):
Lighting Segment	$11,423	$9,073	$(3,884)
Graphics Segment	6,373	3,237	2,362
Electronic Components Segment	7,886	2,279	—
All Other Category	(543)	(1,807)	(4,321)
Corporate and Eliminations	(8,835)	(10,873)	(8,568)
	$16,304	$1,909	$(14,411)

Capital expenditures:
Lighting Segment	$3,231	$3,033	$977
Graphics Segment	171	2,098	1,933
Electronic Components Segment	855	566	—
All Other Category	119	89	59
Corporate and Eliminations	355	364	25
	$4,731	$6,150	$2,994

Depreciation and amortization:
Lighting Segment	$3,858	$3,703	$3,989
Graphics Segment	2,000	2,026	2,204
Electronic Components Segment	944	854	—
All Other Category	242	404	576
Corporate and Eliminations	833	862	977
	$7,877	$7,849	$7,746

	June 30,	June 30,	June 30,
	2011	2010	2009
Identifiable assets:
Lighting Segment	$100,659	$81,927	$77,733
Graphics Segment	29,516	36,077	36,161
Electronic Components Segment	31,072	23,136	—
All Other Category	9,963	15,372	18,130
Corporate and Eliminations	4,811	17,333	21,094
	$176,021	$173,845	$153,118

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2011	2010	2009
Lighting Segment intersegment net sales	$3,530	$6,383	$6,097

Graphics Segment intersegment net sales	$1,024	$862	$1,479

Electronic Components intersegment net sales	$25,570	5,394	—

All Other Category intersegment net sales	$5,568	$6,975	$8,707

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

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The majority of the Company’s operations are in the United States, with one operation in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2011	2010	2009
Net sales (a):
United States	$289,827	$249,897	$229,223
Canada	3,674	4,505	4,576
	$293,501	$254,402	$233,799

	June 30,	June 30,	June 30,
	2011	2010	2009
Long-lived assets (b):
United States	$46,343	$48,220	$45,898
Canada	298	345	564
	$46,641	$48,565	$46,462

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
b.	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — MAJOR CUSTOMER CONCENTRATIONS

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $39,952,000 or 14% and $41,997,000 or 17% of consolidated net sales in the fiscal years ended June 30, 2011 and 2010, respectively. There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2009. There was no concentration of accounts receivable at June 30, 2011 or 2010.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings (loss) per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)	2011	2010	2009
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$10,828	$1,424	$(13,414)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,046	23,896	21,574
Weighted average shares outstanding in the Deferred Compensation Plan during the period	241	232	226
Weighted average shares outstanding	24,287	24,128	21,800

Basic earnings (loss) per share	$0.45	$0.06	$(0.62)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$10,828	$1,424	$(13,414)

Weighted average shares outstanding

Basic	24,287	24,128	21,800

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	52	6	—

Weighted average shares outstanding (c)	24,339	24,134	21,800

Diluted earnings (loss) per share	$0.44	$0.06	$(0.62)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,881,395 common shares,  2,046,573 common shares, and 1,512,367 common shares at June 30, 2011, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 — INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2011	June 30, 2010

Inventories:
Raw materials	$32,374	$19,029
Work-in-process	5,965	8,891
Finished goods	11,959	12,162
	$50,298	$40,082

NOTE 6 -  ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2011	June 30, 2010

Accrued Expenses:
Compensation and benefits	$7,589	$6,725
Customer prepayments	611	2,233
Accrued sales commissions	1,419	884
Other accrued expenses	2,354	3,415
	$11,973	$13,257

NOTE 7 -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performed this test as of July 1st of each fiscal year, with the last test performed using this date as of July 1, 2010. The Company decided in fiscal 2011 to change the annual testing from July 1st to March 1st in order to reduce administrative burden. The change from a testing date of July 1st to March 1st resulted in two impairment tests in fiscal 2011 that were eight months apart. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

Based upon the Company’s analyses as of July 1, 2010, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $2.2 million or 10% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $0.9 million or 84% above the carrying value of the reporting unit.  The goodwill impairment tests in the Lighting and Graphics Segments passed with significant and substantial margin (in excess of 600% and 150%, respectively).

The Company performed a second annual goodwill impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test as noted above.  Based upon the Company’s analyses as of March 1, 2011, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $16.5 million or 69% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $2.3 million or 265% above the carrying value of the reporting unit.  The goodwill impairment tests in the Lighting and Graphics Segments passed (in excess of 42% and 91%, respectively).

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill			Electronic
(In thousands)	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2010
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
Losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Balance as of June 30, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment
Losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Based upon the Company’s analysis as of July 1, 2010, it was determined that its indefinite-lived intangible assets were not impaired.  The Company performed a second annual indefinite-lived intangible asset impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test.  Based upon the Company’s analysis as of March 1, 2011, it was determined that its indefinite-lived intangible assets were not impaired.

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2011
Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,745	$4,607
Patents	70	46	24
LED technology firmware, software	11,228	7,614	3,614
Trade name	460	178	282
Non-compete agreements	890	325	565
	23,000	13,908	9,092

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$13,908	$12,514

	June 30, 2010
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$4,950	$5,402
Patents	70	42	28
LED technology firmware, software	11,228	6,043	5,185
Trade name	460	86	374
Non-compete agreements	890	198	692
	23,000	11,319	11,681

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Intangible Assets	$26,422	$11,319	$15,103

	Amortization Expense of Other Intangible Assets
(In thousands)	2011	2010	2009
	$2,589	$2,555	$2,079

The Company expects to record amortization expense as follows:  fiscal 2012 -- $2,588,000; 2013 -- $2,323,000; 2014 -- $619,000; 2015 -- $533,000; 2016 -- $527,000;  and after 2016 -- $2,502,000.

NOTE 8 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of June 30, 2011.  The line of credit expires in the third quarter of fiscal 2014.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2012.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of June 30, 2011.

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

The Company is in compliance with all of its loan covenants as of June 30, 2011.

(In thousands)	June 30, 2011	June 30, 2010
Total mortgage balance	$1,099	$1,132
Less current maturities	35	33
Long-term debt	$1,064	$1,099

Maturities of long-term debt are as follows:

(In thousands)
Fiscal year ended June 30
2012	$35
2013	1,064
$1,099

NOTE 9 — CASH DIVIDENDS

The Company paid cash dividends of $4,809,000, $4,809,000, and $6,471,000 in fiscal years 2011, 2010, and 2009, respectively. In August 2011, the Company’s Board of Directors declared a $0.05 per share regular quarterly cash dividend (approximately $1,202,000) payable on September 6, 2011 to shareholders of record August 30, 2011.

NOTE 10 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 705,779 shares were available for future grant or award as of June 30, 2011.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of June 30, 2011, a total of 2,123,939 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,192,814 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of June 30, 2011 that will be recorded as expense in future periods is $781,072.  The weighted average time over which this expense will be recorded is approximately 18 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2011	2010	2009

Dividend yield	3.74%	2.95%	4.60%
Expected volatility	53%	52%	45%
Risk-free interest rate	1.4%	2.4%	3.0%
Expected life	4.5 yrs.	4.3 yrs.	5.1 yrs.

At June 30, 2011, the 288,200 options granted in fiscal 2011 to both employees and non-employee directors had exercise prices ranging from $4.84 to $8.92, fair values ranging from $1.60 to $3.37, and remaining contractual lives of between nine years and nine years five months.

At June 30, 2010, the 648,500 options granted during fiscal 2010 to both employees and non-employee directors had exercise prices ranging from $5.37 to $8.40, fair values ranging from $1.87 to $2.87 per option, and remaining contractual lives of nine years ten months to nearly ten years.

At June 30, 2009, the 365,800 options granted in fiscal 2009 to non-employee directors had exercise prices ranging from $4.34 to $8.98, fair values ranging from $1.12 to $2.21, and remaining contractual lives of approximately nine and one-half to ten years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.6% forfeiture rate effective April 1, 2011, with the previous estimated forfeiture rate having been 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $851,755, $2,633,000 and $1,184,000 of expense related to stock options in fiscal years 2011, 2010 and 2009, respectively.  As of June 30, 2011, the Company expects that approximately 910,780 outstanding stock options having a weighted average exercise price of $8.21 per share, intrinsic value of $811,134 and weighted average remaining contractual terms of 8.1 years will vest in the future.

Information related to all stock options for the years ended June 30, 2011, 2010 and 2009 is shown in the following table:
	Twelve Months Ended June 30, 2011
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	288,200	$5.29
Forfeitures	(280,347)	$11.53
Exercised	(7,000)	$8.40

Outstanding at 6/30/11	2,123,939	$10.80	6.3 years	$955,401

Exercisable at 6/30/11	1,192,814	$12.85	5.0 years	$112,594

	Twelve Months Ended June 30, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Granted	648,500	$8.24
Forfeitures	(62,626)	$11.59
Exercised	—	n/a

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Exercisable at 6/30/10	1,051,211	$12.98	4.7 years	$5,078

	Twelve Months Ended June 30, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at 6/30/08	1,197,482	$14.44	6.5 years	$—

Granted	365,800	$8.57
Forfeitures	(26,070)	$12.68
Exercised	—	$—

Outstanding at 6/30/09	1,537,212	$13.07	6.4 years	$33,800

Exercisable at 6/30/09	830,087	$12.52	4.8 years	$2,550

The aggregate intrinsic value of options exercised during the year ended June 30, 2011 was $6,526. No options were exercised in the years ended June 30, 2010 and 2009.

Stock Compensation Awards

The Company awarded a total of 6,256 common shares in fiscal 2011, 6,848 common shares in fiscal 2010, and 6,032 common shares in fiscal 2009 as stock compensation awards. These common shares were valued at their approximate $40,900, $45,538, and $40,680 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2011 there were 27 participants, all with fully vested account balances. A total of 244,868 common shares with a cost of $2,499,700, and 224,884 common shares with a cost of $2,403,600 were held in the plan as of June 30, 2011 and June 30, 2010, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. For fiscal year 2012, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 26,000 to 28,000 common shares of the Company. During fiscal years 2011 and 2010, the Company used approximately $117,900 and $110,660, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $18,146,000 and $19,972,000 as of June 30, 2011 and June 30, 2010, respectively.  The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years.  Rental expense was $2,858,000 in 2011, $2,254,000 in 2010, and $2,243,000 in 2009.  Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2012	2013	2014	2015	2016
$1,404,000	$1,156,000	$349,000	$56,000	$34,000

NOTE 12 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2011	2010	2009
Components of income (loss) before income taxes
United States	$17,309	$2,323	$(13,911)
Foreign	(1,263)	(539)	(492)
Income (loss) before income taxes	$16,046	$1,784	$(14,403)

Provision (benefit) for income taxes:
Current
U.S. federal	$4,047	$2,015	$(1,629)
State and local	393	(12)	(147)
Foreign	(104)	(79)	(214)
Total current	4,336	1,924	(1,990)

Deferred	1,003	(1,564)	1,001
Total provision (benefit) for income taxes	$5,339	360	$(989)

(In thousands)	2011	2010	2009
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.3%	34.0%	34.0%
State and local taxes, net of federal benefit	1.4	(11.5)	1.5
Impact of Foreign Operations	(1.5)	(9.3)	3.6
Federal and state tax credits	(0.9)	(5.8)	1.1
Goodwill	(0.1)	(0.5)	(27.9)
Valuation allowance	3.5	19.8	(3.2)
Domestic Production Activities Deduction	(2.7)	(4.6)	—
Other	(1.0)	(1.9)	(2.2)
Effective tax rate	33.0%	20.2%	6.9%

The components of deferred income tax assets and (liabilities) at June 30, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Reserves against current assets	$233	$213
Accrued expenses	1,276	1,132
Depreciation	(3,534)	(2,701)
Goodwill, acquisition costs and intangible assets	2,597	3,026
Deferred compensation	893	809
State net operating loss carryover and credits	1,858	1,841
Foreign net operating loss carryover and credits	3,286	2,447
Valuation reserve	(4,200)	(3,355)
Net deferred income tax asset	$2,409	$3,412

Reconciliation to the balance sheets as of June 30, 2011 and 2010:

(In thousands)	2011	2010
Deferred income tax asset included in:
Other current assets	$1,509	$1,345
Other long-term assets	900	2,067
Net deferred income tax asset	$2,409	$3,412

As of June 30, 2011 and 2010, the Company has recorded a deferred state income tax asset in the amount of $944,000 and $933,000, respectively, net of federal tax benefits, related to non-refundable New York state tax credits. The Company has determined that these deferred state income tax assets do not require any valuation reserves because, in accordance with Accounting Standards Codification Subtopic 740-10, Income Taxes: Overall, these assets will, more likely than not, be realized. Additionally, as of June 30, 2011 and 2010, the Company has recorded a deferred state income tax asset in the amount of $90,000 and $84,000, respectively, related to a state net operating loss carryover in Tennessee, and has determined that a full valuation reserve is required. This activity netted to an additional state income tax expense (benefit) of $11,000, $(59,000), and $25,000 in fiscal years 2011, 2010 and 2009, respectively.

As of June 30, 2011 and 2010, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $3,286,000 and $2,447,000, respectively. In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and a current series of loss years, the Company has determined these assets, more likely than not, will not be realized. Additionally, as of June 30, 2011 and 2010, the Company has recorded a deferred state tax asset in the amount of $90,000 and $84,000, respectively, related to its subsidiary in Tennessee. Since this business was sold, the Company has determined this asset more likely than not, will not be realized. Additionally, the Company has recorded a deferred state income tax asset in the amount of $824,000, net of federal tax benefit, related to non-refundable New York state tax credits, and has determined that a valuation reserve is required.  These credits do not expire, but the Company has determined this asset more likely than not, will not be realized within the next twenty years.   Accordingly, full valuation reserves of $4,200,000 and $3,355,000 were recorded as of June 30, 2011 and 2010, respectively.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10.  At June 30, 2011, tax and interest, net of potential federal tax benefits, were $1,214,000 and $452,000, respectively, of the total reserve for uncertain tax positions of $1,999,000. Additionally, penalties were $305,000 of the reserve at June 30, 2011. Of the $1,999,000 reserve for uncertain tax positions, $1,694,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2010, tax and interest, net of potential federal tax benefits, were $1,660,000 and $449,000, respectively, of the total reserve for uncertain tax positions of $2,456,000. Additionally, penalties were $347,000 of the reserve at June 30, 2010. Of the $2,456,000 reserve for uncertain tax positions, $2,109,000 would have an unfavorable impact on the effective tax rate if recognized.

The Company recognized a $300,000 tax benefit in fiscal 2011, a $216,000 tax benefit in fiscal 2010, and a $226,000 tax benefit in fiscal 2009 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2011, 2010 and 2009 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)	2011	2010	2009
Balance at beginning of the fiscal year	$2,366	$2,693	$3,040
Increases — tax positions in prior period	—	—	—
Decreases — tax positions in prior period	(172)	(255)	—
Increases — tax positions in current period	74	37	14
Decreases — tax positions in current period	—	—	—
Settlements and payments	—	(85)	(361)
Lapse of statute of limitations	(358)	(24)	—
Balance at end of the fiscal year	$1,910	$2,366	$2,693

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2007.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2011	2010	2009
Cash payments:
Interest	$138	$144	$119
Income taxes	$6,373	$519	$564

Issuance of common shares as compensation	$41	$46	$41
Issuance of common shares for acquisition	$--	$14,448	$--

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

The Company also had been the defendant for a number of years in a complex lawsuit alleging patent infringement with respect to some of the Company’s menu board systems sold over approximately eleven years. Pursuant to settlement discussions initiated by the plaintiffs, the Company made a $2,800,000 offer to settle this matter and, accordingly, recorded a loss contingency reserve in the fourth quarter of fiscal 2008. Following additional discussions in the second quarter of fiscal 2009, the Company reached a full and complete settlement of all matters related to this menu board patent infringement lawsuit. Accordingly, an additional $200,000 expense was recorded in the second quarter of fiscal 2009 and a payment of $3,000,000 was made to the plaintiffs.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2011	2010	2009
Keating Muething & Klekamp PLL	$127	$277	$266
American Engineering and Metal Working	$178	$200	$202
3970957 Canada Inc.	$181	$181	$180

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2011	2010
Keating Muething & Klekamp PLL	$9	$34
American Engineering and Metal Working	$6	$61

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

NOTE 16 — SALE OF LSI MARCOLE

On January 20, 2010, the Board of Directors approved a plan to close the LSI Marcole facility in Manchester, Tennessee. This facility manufactures wire harnesses used in the manufacture of LSI’s light fixtures and also sells wire harness to select outside customers. The Company decided to sell this facility primarily due to low cost competition of wire harnesses produced outside the United States. While the Company expected to cease production at the facility by April 2, 2010, an interested buyer came forward and purchased certain assets and the business of LSI Marcole on March 30, 2010. The Company received $500,000 of the sales proceeds in cash as well as interest bearing promissory notes in the amount of $669,682 which was paid in full. The Company recorded a $638,747 loss on the sale of certain LSI Marcole assets in cost of products and services sold in the third quarter of fiscal 2010. Subsequent to the sale of the LSI Marcole assets, the Company has continued to purchase wire harnesses from the new owner of the facility pursuant to a manufacturing and supply agreement. The operating results of LSI Marcole were reported under the All Other Category.

The assets and liabilities of LSI Marcole were comprised of the following on the dates indicated:

(In thousands)	June 30, 2010
Accounts receivable, net	$1
Note receivable, current portion	670
Other current assets	14
Total Assets	$685

The net customer sales and operating (loss) of LSI Marcole for the periods indicated were as follows:

(In thousands)	2010	2009
Net sales	$2,886	$3,970

Operating (loss)	$(1,101)	$(614)

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2011
Net sales	$79,851	$74,805	$64,628	$74,217	$293,501
Gross profit	20,622	18,647	16,324	16,752	72,345
Net income	4,268	2,948	2,115	1,497	10,828

Earnings per share
Basic	$0.18	$0.12	$0.09	$0.06	$0.45
Diluted	$0.18	$0.12	$0.09	$0.06	$0.44	(a)

Range of share prices
High	$6.46	$9.61	$8.79	$8.62	$9.61
Low	$4.69	$6.38	$6.86	$6.90	$4.69

2010
Net sales	$67,676	$69,374	$53,466	$63,886	$254,402
Gross profit	16,597	16,300	8,873	13,963	55,733
Net income (loss)	1,637	1,592	(2,532)	727	1,424

Earnings (loss) per share
Basic	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)
Diluted	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)

Range of share prices
High	$8.48	$8.43	$8.42	$7.41	$8.48
Low	$5.05	$6.52	$5.50	$4.86	$4.86

2009
Net sales	$75,838	$60,787	$46,989	$50,185	$233,799
Gross profit	18,179	13,257	8,774	11,617	51,827
Loss contingency	—	200	—	—	200
Goodwill impairment	—	13,250	957	260	14,467
Net income (loss)	2,687	(13,377)	(2,467)	(257)	(13,414)

Earnings (loss) per share
Basic	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	) (a)
Diluted	$0.12	$(0.61)	$(0.11)	$(0.01)	$(0.62	) (a)

Range of share prices
High	$10.91	$8.28	$7.39	$6.51	$10.91
Low	$7.02	$4.25	$2.75	$4.15	$2.75

(a)
The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 15, 2011, there were 497 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)
The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:
Statement of Operations Data:

	2011	2010	2009	2008	2007
Net sales	$293,501	$254,402	$233,799	$305,286	$337,453
Cost of products and services sold	221,156	198,030	181,972	224,859	248,274
Loss on sale of a subsidiary	—	639	—	—	—
Operating expenses	56,041	53,671	51,571	60,642	57,219
Loss contingency (a)	—	—	200	2,800	(590)
Goodwill and intangible asset impairment (b)	—	153	14,467	27,955	—

Operating income (loss)	16,304	1,909	(14,411)	(10,970)	32,550
Interest (income)	(43)	(28)	(97)	(360)	(139)
Interest expense	180	153	89	81	962

Income (loss) before income taxes	16,167	1,784	(14,403)	(10,691)	31,727
Income taxes	5,339	360	(989)	2,357	10,938

Net income (loss)	$10,828	$1,424	$(13,414)	$(13,048)	$20,789

Earnings (loss) per common share
Basic	$0.45	$0.06	$(0.62)	$(0.60)	$0.96
Diluted	$0.44	$0.06	$(0.62)	$(0.60)	$0.95

Cash dividends paid per share	$0.20	$0.20	$0.30	$0.63	$0.51

Weighted average common shares
Basic	24,287	24,128	21,800	21,764	21,676
Diluted	24,339	24,134	21,800	21,764	21,924

Balance Sheet Data:
(At June 30)

	2011	2010	2009	2008	2007
Working capital	$84,524	$73,568	$72,500	$72,863	$68,397
Total assets	176,021	173,845	153,118	184,214	233,612
Long-term debt, including current maturities	1,099	1,132	—	—	—
Shareholders’ equity	151,218	144,218	130,473	149,190	176,061

(a)	The Company recorded loss contingency reserves in fiscal years 2009 and 2008, and reversed a loss contingency reserve in fiscal 2007 — all related to a patent litigation matter. See Note 14.
(b)	The Company recorded a significant impairment of goodwill and intangible assets in fiscal 2009 and 2008. See Note 7.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010, AND 2009
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	from		Balance
	Beginning	Costs and	Acquired	(a)	End of
Description	of Period	Expenses	Company	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2011	$399	$1,183	$—	$(756)	$826
Year Ended June 30, 2010	$532	$424	$9	$(566)	$399
Year Ended June 30, 2009	$585	$135	$—	$(188)	$532

Inventory Obsolescence Reserve:

Year Ended June 30, 2011	$1,537	$1,422	$—	$(1,146)	$1,813
Year Ended June 30, 2010	$1,410	$1,517	$89	$(1,479)	$1,537
Year Ended June 30, 2009	$1,638	$1,568	$—	$(1,796)	$1,410

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2011	$3,355	$845	$—	$—	$4,200
Year Ended June 30, 2010	$1,940	$1,415	$—	$—	$3,355
Year Ended June 30, 2009	$1,819	$121	$—	$—	$1,940

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.