Form 10-Q
period 2011-09-30
LSI INDUSTRIES INC
filed 2011-11-02
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

As of October 27, 2011 there were 24,033,812 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2011	2010

Net sales	$65,495	$79,851

Cost of products and services sold	50,031	59,229

Gross profit	15,464	20,622

Selling and administrative expenses	13,286	14,000

Operating income	2,178	6,622

Interest (income)	(1)	(20)

Interest expense	41	42

Income before income taxes	2,138	6,600

Income tax expense	814	2,332

Net income	$1,324	$4,268

Earnings (loss) per common share (see Note 4)
Basic	$0.05	$0.18
Diluted	$0.05	$0.18

Weighted average common shares outstanding
Basic	24,294	24,281
Diluted	24,360	24,289

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30,	June 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$11,029	$4,056
Accounts receivable, net	41,477	44,974
Inventories	47,263	50,298
Refundable income taxes	831	1,795
Other current assets	4,906	4,977
Total current assets	105,506	106,100

Property, Plant and Equipment, net	43,757	44,284

Goodwill, net	10,508	10,766

Other Intangible Assets, net	11,868	12,514

Other Long-Term Assets, net	2,304	2,357

Total assets	$173,943	$176,021

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$1,091	$35
Accounts payable	10,602	9,568
Accrued expenses	8,734	11,973
Total current liabilities	20,427	21,576

Other Long-Term Liabilities	2,114	3,227

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,032,276 and 24,047,485 shares, respectively	101,006	100,944
Retained earnings	50,396	50,274
Total shareholders’ equity	151,402	151,218

Total liabilities & shareholders’ equity	$173,943	$176,021

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2011	2010
Cash Flows from Operating Activities
Net income	$1,324	$4,268
Non-cash items included in net income
Depreciation and amortization	1,965	1,969
Goodwill impairment	258	--
Deferred income taxes	(8)	(66)
Deferred compensation plan	38	33
Stock option expense	128	415
Issuance of common shares as compensation	10	10
Gain/loss on disposition of fixed assets	(1)	1
Allowance for doubtful accounts	(99)	102
Inventory obsolescence reserve	(89)	200

Changes in certain assets and liabilities
Accounts and notes receivable	3,596	(6,852)
Inventories	3,124	(2,850)
Refundable income taxes	964	--
Accounts payable and other	(2,197)	1,502
Customer prepayments	75	(1,237)
Net cash flows provided by (used in) operating activities	9,088	(2,505)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(792)	(1,503)
Proceeds from sale of fixed assets	1	--
Net cash flows (used in) investing activities	(791)	(1,503)

Cash Flows from Financing Activities
Payment of long-term debt	(8)	(8)
Cash dividends paid	(1,202)	(1,202)
Exercise of stock options	10	--
Purchase of treasury shares	(124)	(96)
Net cash flows (used in) financing activities	(1,324)	(1,306)

Increase (decrease) in cash and cash equivalents	6,973	(5,314)

Cash and cash equivalents at beginning of year	4,056	17,417

Cash and cash equivalents at end of period	$11,029	$12,103

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three month periods ended September 30, 2011 and 2010, and its cash flows for the three month periods ended September 30, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2011 Annual Report on Form 10-K.  Financial information as of June 30, 2011 has been derived from the Company’s audited consolidated financial statements.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries (collectively, the “Company”), all of which are wholly owned.  All intercompany transactions and balances have been eliminated in consolidation.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2011	2011

Accounts receivable	$42,204	$45,800
less Allowance for doubtful accounts	(727)	(826)
Accounts receivable, net	$41,477	$44,974

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of September 30, 2011 and June 30, 2011, the Company had bank balances of $1,388,000 and $1,235,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	September 30,	June 30,
	2011	2011

Property, plant and equipment, at cost	$113,347	$112,567
less Accumulated depreciation	(69,590)	(68,283)
Property, plant and equipment, net	$43,757	$44,284

The Company recorded $1,319,000 and $1,321,000 of depreciation expense in the first quarter of fiscal 2012 and 2011, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2011	2010	2011

Balance at beginning of the period	$662	$589	$589
Additions charged to expense	203	516	1,606
Deductions for repairs and replacements	(272)	(302)	(1,533)
Balance at end of the period	$593	$803	$662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, and expenses as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs related to both product and software development totaled $1,164,000, and $1,480,000 for the three month periods ended September 30, 2011 and 2010, respectively, and are included in selling and administrative expenses.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 319,000 shares and 241,000 shares for the three month periods ended September 30, 2011 and 2010, respectively. See further discussion in Note 4.

New Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board issued ASU 2010-29, "Business Combinations (Topic 805)." This amended guidance addresses the diversity in practice related to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The objective of this update is for preparers to use a consistent method of reporting pro forma revenue and earnings as a result of a business combination. The amended guidance is for annual reporting periods beginning on or after December 15, 2010 or the Company’s fiscal year 2012. The Company will follow this guidance on future acquisitions.

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

Reclassifications:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.  For segment reporting, net operating income, depreciation and amortization, and certain assets and liabilities related to the LED video screen product line have been reclassified from the Graphics Segment to the Lighting Segment.  See further discussion in Note 3.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3  -  BUSINESS SEGMENT AND MAJOR CUSTOMERS INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate and Eliminations.

In fiscal 2012, a change was made to reclassify net sales of LED solid-state digital sports and video screens from the Graphics Segment to the Lighting Segment. The change was made to reflect the transfer of the sales effort related to the LED video screens to the Lighting Segment sales team. As a result of the transfer of the LED video screen product line, the assets (primarily intangible assets) and liabilities required to support the product line were transferred from the Graphics Segment to the Lighting Segment. Fiscal year 2011 segment information was reclassified to reflect the transfer of these responsibilities. The changes described in this paragraph were made for all periods reported in these financial statements and they had no impact on the Company’s consolidated results. Also in fiscal year 2012, the Company implemented a policy whereby operating companies are charged for the usage of research and development resources located in the Company's Montreal facility in the All Other Category. In previous fiscal years, these same research and development costs were charged entirely to corporate administrative expense.

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the petroleum/convenience store market, and LED solid state digital sports video screens.  LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting.   These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.   The LSI Greenlee facility in Dallas, Texas was consolidated into the Company’s main lighting facility in Ohio in the second quarter of fiscal 2011.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to graphics. These products are used in visual image programs in several markets, including the petroleum/convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum/convenience store markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting.  Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology.

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $19,519,000 or 24% of consolidated net sales in the three months ended September 30, 2010.  There was no concentration of consolidated net sales in the three months ended September 30, 2011.  The accounts receivable balance from 7-Eleven, Inc. at September 30, 2010 was $6,836,000 or 16% of consolidated net accounts receivable.  There was no concentration of accounts receivable at September 30, 2011 or June 30, 2011.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2011 and June 30, 2011:

	Three Months Ended
(In thousands)	September 30
	2011	2010
Net Sales:
Lighting Segment	$49,171	$48,446
Graphics Segment	10,488	25,116
Electronic Components Segment	4,404	4,564
All Other Category	1,432	1,725
	$65,495	$79,851

Operating Income (Loss):
Lighting Segment	$3,304	$3,422
Graphics Segment	(581)	4,826
Electronic Components Segment	1,065	1,039
All Other Category	(139)	(315)
Corporate and Eliminations	(1,471)	(2,350)
	$2,178	$6,622

Capital Expenditures:
Lighting Segment	$469	$1,241
Graphics Segment	109	40
Electronic Components Segment	97	43
All Other Category	107	--
Corporate and Eliminations	10	179
	$792	$1,503

Depreciation and Amortization:
Lighting Segment	$1,220	$1,204
Graphics Segment	226	251
Electronic Components Segment	263	231
All Other Category	54	67
Corporate and Eliminations	202	216
	$1,965	$1,969

	September 30,	June 30,
	2011	2011
Identifiable Assets:
Lighting Segment	$99,206	$103,395
Graphics Segment	25,286	26,780
Electronic Components Segment	28,935	31,072
All Other Category	10,043	9,963
Corporate and Eliminations	10,473	4,811
	$173,943	$176,021

The segment net sales reported above represent sales to external customers.  Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2011	2010

Lighting Segment inter-segment net sales	$599	$658

Graphics Segment inter-segment net sales	$147	$425

Electronic Components inter-segment net sales	$4,818	$1,996

All other Category inter-segment net sales	$1,045	$1,576

Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.

Identifiable assets are those assets used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents and short-term investments and refundable income taxes.

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
(In thousands)	September 30
	2011	2010
Net Sales (a):
United States	$64,979	$78,960
Canada	516	891
	$65,495	$79,851

	September 30,	June 30,
	2011	2011
Long-lived Assets (b):
United States	$45,693	$46,343
Canada	368	298
	$46,061	$46,641

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2011	2010

BASIC EARNINGS PER SHARE

Net income	$1,324	$4,268

Weighted average shares outstanding during the period, net of treasury shares (a)	24,041	24,048

Weighted average shares outstanding in the Deferred Compensation Plan during the period	253	233
Weighted average shares outstanding	24,294	24,281

Basic earnings per share	$0.05	$0.18

DILUTED EARNINGS PER SHARE

Net income	$1,324	$4,268

Weighted average shares outstanding

Basic	24,294	24,281

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	66	8

Weighted average shares outstanding (c)	24,360	24,289

Diluted earnings per share	$0.05	$0.18

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,781,987 common shares and 2,074,064 common shares at September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5  -  INVENTORIES

The following information is provided as of the dates indicated (in thousands):

	September 30, 2011	June 30, 2011
Inventories:
Raw materials	$31,042	$32,374
Work-in-process	5,659	5,965
Finished goods	10,562	11,959
	$47,263	$50,298

NOTE 6 -  ACCRUED EXPENSES

The following information is provided as of the dates indicated (in thousands):

	September 30, 2011	June 30, 2011
Accrued Expenses:
Compensation and benefits	$4,465	$7,589
Customer prepayments	686	611
Accrued sales commissions	1,174	1,419
Other accrued expenses	2,409	2,354
	$8,734	$11,973

NOTE 7 -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performed this test as of July 1st of each fiscal year, with the last test performed using this date as of July 1, 2010. The Company decided to change the annual testing from July 1st to March 1st in order to reduce administrative burden. The change from a testing date of July 1st to March 1st resulted in two impairment tests in fiscal 2011 that were eight months apart. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

Based upon the Company’s analysis as of July 1, 2010, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $2.2 million or 10% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $0.9 million or 84% above the carrying value of the reporting unit.  The goodwill impairment tests in the Lighting and Graphics Segments passed with a margin in excess of 600% and 150%, respectively.

The Company performed a second annual goodwill impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test as noted above.  Based upon the Company’s analyses as of March 1, 2011, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $16.5 million or 69% above the carrying value of this reporting unit.  The goodwill impairment test of the Lighting Segment passed with an estimated business enterprise value that was $134.7 million or 42% above the carrying value of the reporting unit.  The goodwill impairment test of the Graphics Segment passed with an estimated business enterprise value that was $22.0 million or 91% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with a margin in excess of 265%.

Due to the continuing effects of the recession on some of the Company’s markets, the decline in discounted cash flows associated with these markets, and the decline in the Company’s stock price, led management to believe that an additional goodwill impairment test was required for three of the four reporting units that contain goodwill, as of September 30, 2011. As a result of the test, it was determined that the goodwill associated with the Graphics Segment was fully impaired. It was also determined that the goodwill associated with the other reporting units tested was not impaired. Because the test is not complete, an estimate of the goodwill impairment was recorded in the first quarter of fiscal year 2012 totaling $258,000. It is estimated that the goodwill impairment test will be complete by the end of the second quarter at which time any adjustments to the estimate will be recorded.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)			Electronic
	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment Losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Balance as of September 30, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment Losses	(34,778)	(24,959)	--	(5,685)	(65,422)
	$135	$--	$9,208	$1,165	$10,508

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2011
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,942	$4,410
Patents	70	47	23
LED technology firmware, software	11,228	8,007	3,221
Trade name	460	201	259
Non-compete agreements	890	357	533
	23,000	14,554	8,446

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--

Total Other Intangible Assets	$26,422	$14,554	$11,868

	June 30, 2011
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,745	$4,607
Patents	70	46	24
LED technology firmware, software	11,228	7,614	3,614
Trade name	460	178	282
Non-compete agreements	890	325	565
	23,000	13,908	9,092

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Other Intangible Assets	$26,422	$13,908	$12,514

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2011	September 30, 2010

Three Months Ended	$646	$648

The Company expects to record amortization expense as follows:  fiscal 2012 -- $2,588,000; 2013 -- $2,323,000; 2014 -- $619,000; 2015 -- $533,000; 2016 -- $527,000; and after 2016 -- $2,502,000.

NOTE 8  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of September 30, 2011.  The line of credit expires in the third quarter of fiscal 2014.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2012.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2011.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal and interest payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full.  The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

The Company is in compliance with all of its loan covenants as of September 30, 2011.

(In thousands)	September 30, 2011	June 30, 2011

Total mortgage balance	$1,091	$1,064
Less current maturities	1,091	35
Long-term debt	$--	$1,099

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended June 30
2012	$35
2013	1,064
$1,099

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,202,000 in each of the three months ended September 30, 2011 and 2010, respectively.  In October 2011, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,442,000) payable on November 15, 2011 to shareholders of record November 8, 2011.

NOTE 10 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 717,959 shares were available for future grant or award as of September 30, 2011.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2011, a total of 2,104,789 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,519,739 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2011 that will be recorded as expense in future periods is $641,366.  The weighted average time over which this expense will be recorded is approximately 18 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended September 30
	2011	2010

Dividend yield	--	3.76%
Expected volatility	--	52%
Risk-free interest rate	--	1.4%
Expected life	--	4.5 yrs.

At September 30, 2010, the 282,200 options granted in the first three months of fiscal 2010 to both employees and non-employee directors had per share exercise prices ranging from $4.84 to $6.07, fair values ranging from $1.60 to $2.15, and remaining contractual lives of between nine years and nine months and ten years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.6% forfeiture rate effective July 1, 2011, with the previous estimated forfeiture rate having been 3.0% prior to July 1, 2011.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $128,100 and $414,800 of expense related to stock options in three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company expects that approximately 567,991 outstanding stock options having a weighted average exercise price of $7.23 per share, intrinsic value of $225,543 and weighted average remaining contractual terms of 8.1 years will vest in the future.

Information related to all stock options for the periods ended September 30, 2011 and 2010 is shown in the table below:

	Three Months Ended September 30, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3 years	$955,401

Granted	--	$--
Forfeitures/expiration	(17,150)	$16.37
Exercised	(2,000)	5.21

Outstanding at 9/30/11	2,104,789	$10.76	6.1 years	$351,774

Exercisable at 9/30/11	1,519,739	$12.13	5.4 years	$116,020

	Three Months Ended September 30, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	282,200	$5.21
Forfeitures	(126,409)	$9.69
Exercised	--	$--

Outstanding at 9/30/10	2,278,877	$10.95	7.1 years	$425,262

Exercisable at 9/30/10	1,278,552	$13.04	5.7 years	$28,272

The aggregate intrinsic value of options exercised during the three month period ended September 30, 2011 was $1,960.  The Company received $10,420 of cash from employees who exercised 2,000 options during the three months ended September 30, 2011.  None of the shares of stock were sold.

Stock Compensation Awards

The Company awarded a total of 1,220 and 2,068 common shares, respectively, in the three months ended September 30, 2011 and September 30, 2010 as stock compensation awards.  These common shares were valued at their approximate $10,000 and $10,000 fair market values, respectively, on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company common stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2011 there were 28 participants, all with fully vested account balances.  A total of 263,297 common shares with a cost of $2,624,200, and 244,868 common shares with a cost of $2,499,700 were held in the Plan as of September 30, 2011 and June 30, 2011, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with ASC Topic 710, Compensation – General.  For fiscal year 2012, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During the three months ended September 30, 2011 and 2010, the Company used approximately $124,500 and $95,800, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2011	2010
Cash payments:
Interest	$41	$35
Income taxes	$59	$415

Issuance of common shares as compensation	$10	$10

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Net Sales by Business Segment
(In thousands)	Three Months Ended
	September 30
	2011	2010

Lighting Segment	$49,171	$48,446
Graphics Segment	10,488	25,116
Electronic Components Segment	4,404	4,564
All Other Category	1,432	1,725
	$65,495	$79,851

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended
	September 30
	2011	2010

Lighting Segment	$3,304	$3,422
Graphics Segment	(581)	4,826
Electronic Components Segment	1,065	1,039
All Other Category	(139)	(315)
Corporate and Eliminations	(1,471)	(2,350)
	$2,178	$6,622

Summary Comments

Fiscal 2012 first quarter net sales of $65,495,000 decreased $14.4 million or 18.0% as compared to first quarter fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $0.7 million or 1.5%). Net sales were unfavorably influenced by Graphics Segment (down $14.6 million or 58.2%), the Electronic Components Segment (down $0.2 million or 3.5%), and the All Other Category (down $0.3 million or 17%).  Net sales to the Petroleum / Convenience Store market, the Company’s largest niche market, were $18,302,000 or 28% of total net sales and $33,822,000 or 42% of total net sales in the first quarter of fiscal 2012 and 2011, respectively.  The $15.6 million or 45% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2012	FY 2011	% Change

First Quarter	$15,735	$16,673	(5.6)%
Second Quarter		17,585
First Half		34,258
Third Quarter		12,943
Nine Months		47,201
Fourth Quarter		21,453
Full Year		$68,654

LED net sales includes sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  First quarter fiscal 2012 LED net sales of $15,842,000 were down $0.8 million or 4.9% from the same period of the prior year.  The $15,842,000 total LED net sales and the $0.8 million reduction are primarily the net result of Lighting Segment LED net sales of $14,904,000 (up $1.3 million or 9.4%), Graphics Segment LED net sales of $0.4 million (down $1.7 million or 79%) and All Other Category LED net sales of $0.5 million (down $0.4 million or 45%). (Net sales reflect the reclassification of the LED video screen product line from the Graphics Segment to the Lighting Segment.  See Note 4.)

Through fiscal 2011 and the first quarter of fiscal 2012, the Company continued to encounter the effects of a global economic recession with significant negative economic forces, including declining industrial production, high unemployment, roller coaster commodity pricing, and record low confidence levels, as well as issues such as tight credit markets which could affect many customers and a weakened housing market that indirectly could affect the Company’s business.  Taken as a whole, these factors continue to cause a substantial reduction in demand for our lighting and graphics products.   Virtually all of our markets have been adversely impacted and our business has suffered as a result of these circumstances.  During these difficult and uncertain economic conditions, we continue to take a number of proactive steps to “right size” LSI Industries to meet today’s challenges.  Such actions include strict control of expenses and capital expenditures, close management of accounts receivable and inventories, headcount reductions, and maintaining a conservative financial position coupled with positive free cash flow.  We believe the economy will improve even though the time frame for such improvement is uncertain at this time.  As we continue to adjust our expense levels to lower production rates and manage working capital efficiently, we are also strategically positioning the business for future growth and remain positive about the longer term outlook and opportunities for the Company, notwithstanding the current economic conditions that will likely continue to impact results during the next several quarters.  LSI is still facing a period of challenging business conditions in the near term due to the general economic conditions, but expects to emerge a stronger and more efficient company as business conditions improve.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Lighting Segment
(In thousands)	Three Months Ended
	September 30
	2011	2010

Net Sales	$49,171	$48,446
Gross Profit	$11,741	$11,711
Operating Income	$3,304	$3,422

Lighting Segment net sales of $49,171,000 in the first quarter of fiscal 2012 increased 1.5% from fiscal 2011 same period net sales of $48,446,000.  The $0.7 million increase in Lighting Segment net sales is primarily the net result of a $0.2 million or 1% net decrease in lighting sales to our niche markets (petroleum / convenience store market net sales were down 9%), and in national retail accounts, and a $0.7 million or 3% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 27% and 31% of Lighting Segment net sales in the first quarter of fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 9.2% from last year to $13,276,000, with approximately $4.7 million of the decrease related to conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $14.7 million in the first quarter of fiscal 2012, representing a 16% increase from fiscal 2011 first quarter net sales of solid-state LED light fixtures of $12.7 million. The Lighting Segment’s net sales related to LED video screens totaled $0.2 million, representing an 80% decrease from fiscal 2011 first quarter sales of $1.0 million.  Lighting Segment sales to the international markets increased 47% to $3.1 million.

Gross profit of $11,741,000 in the first quarter of fiscal 2012 increased slightly from the same period of fiscal 2011, and decreased from 23.9% to 23.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The slight increase in amount of gross profit is due to the net effect of increased net sales, decreased overhead absorption and increased wages and benefits ($0.3 million).

Selling and administrative expenses of $8,437,000 in the first quarter of fiscal year 2012 increased $0.1 million from the same period of fiscal 2011 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), decreased bad debt expense ($0.2 million), increased research and development expense ($0.1 million), increased sales commission ($0.1 million), and increased customer relations expense ($0.1 million).

The Lighting Segment first quarter fiscal 2012 operating income of $3,304,000 decreased $0.2 million or 3.4% from operating income of $3,422,000 in the same period of fiscal 2011.  This decrease of $0.2 million was primarily the net result of increased net sales and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended
	September 30
	2011	2010

Net Sales	$10,488	$25,116
Gross Profit	$1,861	$7,137
Operating (Loss) Income	$(581)	$4,826

Graphics Segment net sales of $10,488,000 in the first quarter of fiscal 2012 decreased 58.2% from fiscal 2011 same period net sales of $25,116,000.  The $14.6 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($13.3 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($2.4 million decrease), two grocery retailers ($0.7 million decrease), a national drug store retailer ($0.6 million increase), a quick-service restaurant chain ($1.1 million increase) and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 48% and 74% of Graphics Segment net sales in the first quarter of fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 74% from last year to $5,026,000, with approximately $13.3 million of the decrease related to the completion of the program with 7-Eleven, Inc., who  replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.4 million in the first quarter of fiscal 2012 as compared to $2.1 million in the same period of the prior year.

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

Gross profit of $1,861,000 in the first quarter of fiscal 2012 decreased $5.3 million or 74% from the same period fiscal 2011, and decreased from 27.9% to 17.5% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, decreased overhead absorption, decreased installation costs ($3.5 million) and decreased freight costs ($1.2 million).  The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures; $0.2 million decreased benefits and compensation; $0.2 million decreased warranty costs; $0.1 million increase in supplies; and $0.1 million decreased depreciation.

Selling and administrative expenses of $2,442,000 in the first quarter of fiscal 2012 increased $0.1 million from the same period of fiscal 2011 primarily as a net result of decreased benefits and compensation ($0.1 million) offset by an increase in goodwill impairment expense ($0.3 million).

The Graphics Segment first quarter fiscal 2012 operating loss of ($581,000) decreased $5.4 million from operating income of $4,826,000 in the same period of fiscal 2011.  The $5.4 million decrease in operating income was the result of decreased net sales, decreased gross profit, and increased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	September 30
	2011	2010

Net Sales	$4,404	$4,564
Gross Profit	$1,478	$1,465
Operating Income	$1,065	$1,039

Electronic Components Segment net sales of $4,404,000 in the first quarter of fiscal 2012 decreased 3.5% from fiscal 2011 same period net sales of $4,564,000. The $0.2 million decrease in Electronic Components Segment net sales is primarily the result of decreased net sales to recurring customers served.  In addition to this segment’s decline in customer sales, its intersegment net sales grew 141% in support of LED lighting sales.

Gross profit of $1,478,000 in the first quarter of fiscal 2012 increased slightly from the same period in fiscal 2011, and decreased from 22.3% to 16.0% as a percentage of net sales (customer plus inter-segment net sales).The slight increase in amount of gross profit is due to decreased customer net sales offset by increased intersegment net sales at a reduced margin.

Selling and administrative expenses of $413,000 in the first quarter of fiscal 2012 were slightly reduced from the same period in fiscal 2011.

The Electronic Components Segment first quarter fiscal 2012 operating income of $1,065,000 increased slightly from operating income of $1,039,000 in the same period of fiscal 2011.  The slight increase in operating income was the result of decreased net customer sales, offset by increased intersegment net sales.

All Other Category
(In thousands)	Three Months Ended
	September 30
	2011	2010

Net Sales	$1,432	$1,725
Gross Profit	$542	$385
Operating Income (Loss)	$(139)	$(315)

All Other Category net sales of $1,432,000 in the first quarter of fiscal 2012 decreased 17.0% from fiscal 2011 net sales of $1,725,000.  The $0.3 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.1 million), net decreased net sales of LED video screens to the entertainment and other markets ($0.1 million), and decreased net sales of specialty LED lighting ($0.3 million)

The gross profit of $542,000 in the first quarter of fiscal 2012 compares to gross profit of $385,000 in the same period of fiscal 2011.  The $0.2 million increase is primarily the net result of decreased net sales, decreased overhead spending ($0.1 million), and an improvement in customer margins.

Selling and administrative expenses of $681,000 in the first quarter of fiscal 2012 were relatively level with the same period of the prior year.  Changes of expense between years include decreased benefit and wage expense ($0.1 million) offset by increased research and development spending ($0.3 million).

The All Other Category first quarter fiscal 2012 operating loss of ($139,000) compares to operating loss of ($315,000) in the same period of fiscal 2011.  This $0.2 million improvement in operating loss was the net result of decreased net sales offset by improved gross profit.

Corporate and Eliminations
(In thousands)	Three Months Ended
	September 30
	2011	2010

Gross Profit	$(158)	$(76)
Operating (Loss)	$(1,471)	$(2,350)

The negative gross profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,313,000 in the first quarter of fiscal 2012 were down $1.0 million or 42.3% from the same period of the prior year.  The reduction in expense is primarily related to reduced benefit and wage expense ($0.3 million) and reduced research and development expenses ($0.7 million).   Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company's Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns LED video screen sales with the research and development resources required to support the video screen sales.

Consolidated Results

The Company reported net interest expense of $40,000 in the first quarter of fiscal 2012 as compared to net interest expense of $22,000 in the same period of fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest on the mortgage associated with the LSI ADL real estate and interest income on invested cash are included in the net interest expense amounts above.

The $814,000 income tax expense in the first quarter of fiscal 2012 represents a consolidated effective tax rate of 38.1%.  This is the net result of an income tax rate of 35.2% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $2,332,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 35.3%.  This is the net result of an income tax rate of 35.2% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $1,324,000 in the first quarter of fiscal 2012 as compared to net income of $4,268,000 in the same period of the prior year.  The decreased net income is primarily the result of decreased net sales and decreased gross profit, offset by decreased operating expenses and by decreased income tax expense.  Diluted earnings per share were $0.05 in the first quarter of fiscal 2012 as compared to $0.18 in the same period of fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2012 were 24,360,000 shares as compared to 24,289,000 shares in the same period last year.

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

At September 30, 2011, the Company had working capital of $85.1 million, compared to $84.5 million at June 30, 2011.  The ratio of current assets to current liabilities was 5.17 to 1 as compared to a ratio of 4.92 to 1 at June 30, 2011.  The $0.6 million increase in working capital from June 30, 2011 to September 30, 2011 was primarily related to the net effect of increased cash and cash equivalents ($7.0 million) and decreased accrued expenses ($3.1 million), offset by decreased net accounts receivable ($3.5 million), decreased net inventory ($3.0 million), increased accounts payable ($1.0 million), decreased refundable income tax ($1.0 million) and increased current maturity of long-term debt ($1.0 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $9.1 million of cash from operating activities in the first quarter of fiscal 2012 as compared to a use of $2.5 million in the same period of the prior year. This $11.6 million increase in net cash flows from operating activities is primarily the net result of a decrease rather an increase in accounts receivable (favorable change of $10.4 million), a decrease rather an increase in inventories (favorable change of $6.0 million), a decrease rather an increase in customer prepayments (favorable change of $1.3 million), a greater increase in accounts payable (favorable change of $0.8 million), a greater decrease in accrued expense (unfavorable change of $2.3 million), and less net income (unfavorable change of $2.9 million).

Net accounts receivable were $41.5 million and $45.0 million at September 30, 2011 and June 30, 2011, respectively.  The decrease of $3.5 million in net receivables is primarily due to combined effects of lower amount of net sales in the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, offset by a higher DSO.  The DSO increased to 55 days at September 30, 2011 from 53 days at June 30, 2011. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at September 30, 2011 decreased $3.0 million from June 30, 2011 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in the first quarter of fiscal 2012 in the Lighting Segment of approximately $1.1 million, in the Graphics Segment of approximately $0.7 million, and in the Electronic Components Segment of approximately $1.7 million. A net inventory increase occurred in the All Other Category of approximately $0.5 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of October 20, 2011.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2014.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of October 20, 2011, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2012 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $0.8 million of cash related to investing activities in the first quarter of fiscal 2012 as compared to a use of $1.5 million in the same period of the prior year, a favorable change of $0.7 million.  The change between years relates to the amount of fixed assets purchased. Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2012 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $1.3 million of cash related to financing activities in the first quarter of fiscal 2012 as compared to a use of the same amount in the same period of the prior year.  The components of the use of cash are $1.2 million for dividend payments with the remainder related to the principal payments on the mortgage of the LSI ADL facility and the purchase of treasury shares related to the Company’s deferred compensation plan.

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

Cash Dividends

On October 26, 2011 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable November 15, 2011 to shareholders of record on November 8, 2011.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2012 consistent with the above dividend policy.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  The Company’s impairment review involves the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.  Also see Note 7.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant as required by ASC Topic 360, Property, Plant, and Equipment.  Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This amended guidance is intended to simplify the test of goodwill for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. Current guidance requires companies to perform an annual goodwill impairment test. The amended guidance is for annual reporting periods beginning on or after December 15, 2011, or the Company’s fiscal year 2013, with early adoption permissible. The company will follow this guidance when it is adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2011.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2011 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2011, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/11 to 7/31/11	457	8.37	457	(1)
8/1/11 to 8/31/11	16,874	6.73	16,874	(1)
9/1/11 to 9/30/11	1,098	6.44	1,098	(1)
Total	18,429	6.75		(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2011, the Plan held 263,297 common shares of the Company and had distributed 127,184 common shares.

ITEM 6.  EXHIBITS

Exhibits

31.1           Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2           Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1           Section 1350 Certification of Principal Executive Officer

32.2           Section 1350 Certification of Principal Financial Officer

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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
November 2, 2011