Form 10-Q
period 2011-12-31
LSI INDUSTRIES INC
filed 2012-01-31
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011.

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

As of January 26, 2012 there were 24,034,571 shares of the Registrant's common stock, no par value per share, outstanding.
RDGPreambleEnd

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
RDGXBRLParseBegin
LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2011	2010	2011	2010

Net sales	$68,774	$74,805	$134,269	$154,656

Cost of products and services sold	53,848	56,158	103,879	115,387

Gross profit	14,926	18,647	30,390	39,269

Selling and administrative expenses	13,707	13,998	26,993	27,998

Operating income	1,219	4,649	3,397	11,271

Interest (income)	(11)	(4)	(12)	(24)

Interest expense	48	42	89	84

Income before income taxes	1,182	4,611	3,320	11,211

Income tax expense	410	1,663	1,224	3,995

Net income	$772	$2,948	$2,096	$7,216

Earnings per common share (see Note 4)
Basic	$0.03	$0.12	$0.09	$0.30
Diluted	$0.03	$0.12	$0.09	$0.30

Weighted average common shares outstanding
Basic	24,298	24,288	24,295	24,285
Diluted	24,341	24,408	24,348	24,319

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	December 31,	June 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$19,542	$4,056
Accounts receivable, net	41,060	44,974
Inventories	40,806	50,298
Refundable income taxes	620	1,795
Other current assets	4,974	4,977
Total current assets	107,002	106,100

Property, Plant and Equipment, net	43,308	44,284

Goodwill, net	10,508	10,766

Other Intangible Assets, net	11,222	12,514

Other Long-Term Assets, net	2,313	2,357

Total assets	$174,353	$176,021

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$1,082	$35
Accounts payable	10,903	9,568
Accrued expenses	9,421	11,973
Total current liabilities	21,406	21,576

Other Long-Term Liabilities	2,080	3,227

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,032,587 and 24,047,485 shares, respectively	101,141	100,944
Retained earnings	49,726	50,274
Total shareholders’ equity	150,867	151,218

Total liabilities & shareholders’ equity	$174,353	$176,021

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	December 31
	2011	2010
Cash Flows from Operating Activities
Net income	$2,096	$7,216
Non-cash items included in net income
Depreciation and amortization	3,944	3,943
Goodwill impairment	258	--
Deferred income taxes	(17)	(50)
Deferred compensation plan	72	70
Stock option expense	228	579
Issuance of common shares as compensation	22	20
Loss on disposition of fixed assets	--	52
Allowance for doubtful accounts	(347)	598
Inventory obsolescence reserve	188	574

Changes in certain assets and liabilities
Accounts and notes receivable	4,261	(3,642)
Inventories	9,304	(4,789)
Refundable income taxes	1,175	(1,331)
Accounts payable	1,335	(842)
Accrued expenses and other	(2,495)	129
Customer prepayments	(76)	(203)
Net cash flows provided by operating activities	19,948	2,324

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,677)	(2,913)
Proceeds from sale of fixed assets	1	25
Net cash flows (used in) investing activities	(1,676)	(2,888)

Cash Flows from Financing Activities
Payment of long-term debt	(17)	(16)
Cash dividends paid	(2,644)	(2,404)
Exercise of stock options	10	59
Purchase of treasury shares	(135)	(104)
Issuance of treasury shares	--	4
Net cash flows (used in) financing activities	(2,786)	(2,461)

Increase (decrease) in cash and cash equivalents	15,486	(3,025)

Cash and cash equivalents at beginning of year	4,056	17,417

Cash and cash equivalents at end of period	$19,542	$14,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2011, the results of its operations for the three and six month periods ended December 31, 2011 and 2010, and its cash flows for the six month periods ended December 31, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2011 Annual Report on Form 10-K.  Financial information as of June 30, 2011 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31,	June 30,
	2011	2011

Accounts receivable	$41,539	$45,800
less Allowance for doubtful accounts	(479)	(826)
Accounts receivable, net	$41,060	$44,974

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of December 31, 2011 and June 30, 2011, the Company had bank balances of $2,158,000 and $1,235,000, respectively, in excess of FDIC insured limits and therefore without insurance coverage.

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	December 31,	June 30,
	2011	2011

Property, plant and equipment, at cost	$114,207	$112,567
less Accumulated depreciation	(70,899)	(68,283)
Property, plant and equipment, net	$43,308	$44,284

The Company recorded $1,333,000 and $1,327,000 of depreciation expense in the second quarter of fiscal 2012 and 2011, respectively, and $2,652,000 and $2,648,000 of depreciation expense in the first half of fiscal 2012 and 2011, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2011	2010	2011

Balance at beginning of the period	$662	$589	$589
Additions charged to expense	680	859	1,606
Deductions for repairs and replacements	(610)	(681)	(1,533)
Balance at end of the period	$732	$767	$662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.  All costs are expensed as incurred and are classified as operating expenses.  The Company follows the requirements of ASC Subtopic 985-20, Software:  Costs of Software to be Sold, Leased, or Marketed, and expenses as research and development all costs associated with development of software used in solid-state LED products.  Research and development costs, which are included in selling and administrative expenses, related to both product and software development totaled $1,454,000, and $1,263,000 for the three month periods ended December 31, 2011 and 2010, respectively, and $2,618,000 and $2,743,000 for the six months ended December 31, 2011 and 2010, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 307,000 shares and 364,000 shares for the three month periods ended December 31, 2011 and 2010, respectively, and 311,000 shares and 273,000 shares for the six month periods ended December 31, 2011 and 2010, respectively.   See further discussion in Note 4.

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

In fiscal 2012, a change was made to reclassify net sales of LED solid-state digital sports and video screens from the Graphics Segment to the Lighting Segment. The change was made to reflect the transfer of the sales effort related to the LED video screens to the Lighting Segment sales team. As a result of the transfer of the LED video screen product line, the assets (primarily intangible assets) and liabilities required to support the product line were transferred from the Graphics Segment to the Lighting Segment. Fiscal year 2011 segment information was reclassified to reflect the transfer of these responsibilities. The changes described in this paragraph were made for all periods reported in these financial statements and they had no impact on the Company’s consolidated results.  Also in fiscal year 2012, the Company implemented a policy whereby operating companies are charged for the usage of research and development resources located in the Company’s Montreal facility in the All Other Category. In previous fiscal years, these same research and development costs were charged entirely to corporate administrative expense.

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum/convenience store market, automotive dealership market, and quick service restaurant market), and LED solid state digital sports video screens.  LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting, LSI Lightron and LSI Greenlee Lighting.   These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.   The LSI Greenlee facility in Dallas, Texas was consolidated into the Company’s main lighting facility in Ohio in the second quarter of fiscal 2011.

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

The All Other Category includes the Company’s operating segments that neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  Operations of LSI Images (menu board systems) and LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) are combined in the All Other Category.  Additionally, operations of LSI Saco Technologies (designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are included in the All Other Category.

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $16,525,000 or 22% of consolidated net sales and approximately $36,044,000 or 23% of consolidated net sales, in the three and six months ended December 31, 2010, respectively.  There was no concentration of consolidated net sales in the three or six months ended December 31, 2011.  There was no concentration of accounts receivable at December 31, 2011 or 2010, or June 30, 2011.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2011 and June 30, 2011:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2011	2010	2011	2010
Net Sales:
Lighting Segment	$53,526	$47,506	$102,697	$95,952
Graphics Segment	10,091	20,767	20,579	45,883
Electronic Components Segment	4,215	5,277	8,619	9,841
All Other Category	942	1,255	2,374	2,980
	$68,774	$74,805	$134,269	$154,656

Operating Income (Loss):
Lighting Segment	$2,832	$2,194	$6,136	$5,616
Graphics Segment	(868)	2,996	(1,449)	7,822
Electronic Components Segment	689	1,804	1,754	2,843
All Other Category	(228)	(52)	(367)	(367)
Corporate and Eliminations	(1,206)	(2,293)	(2,677)	(4,643)
	$1,219	$4,649	$3,397	$11,271

Capital Expenditures:
Lighting Segment	$470	$916	$939	$2,157
Graphics Segment	337	48	446	88
Electronic Components Segment	14	373	111	416
All Other Category	27	28	134	28
Corporate and Eliminations	37	45	47	224
	$885	$1,410	$1,677	$2,913

Depreciation and Amortization:
Lighting Segment	$1,238	$1,214	$2,458	$2,418
Graphics Segment	214	245	440	496
Electronic Components Segment	267	233	530	464
All Other Category	56	62	110	129
Corporate and Eliminations	204	220	406	436
	$1,979	$1,974	$3,944	$3,943

	December 31,	June 30,
	2011	2011
Identifiable Assets:
Lighting Segment	$95,082	$103,395
Graphics Segment	24,470	26,780
Electronic Components Segment	26,952	31,072
All Other Category	9,390	9,963
Corporate and Eliminations	18,459	4,811
	$174,353	$176,021

The segment net sales reported above represent sales to external customers. Inter-segment revenues were eliminated in consolidation as follows:
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2011	2010	2011	2010

Lighting Segment inter-segment net sales	$569	$805	$1,168	$1,463

Graphics Segment inter-segment net sales	$178	$121	$325	$546

Electronic Components inter-segment net sales	$4,919	$6,832	$9,737	$8,828

All Other Category inter-segment net sales	$2,446	$1,554	$3,491	$3,130

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

The Company considers its geographic areas to be: 1) the United States, and 2) Canada. The majority of the Company’s operations are in the United States, with one operation in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2011	2010	2011	2010
Net Sales (a):
United States	$68,688	$74,403	$133,667	$153,363
Canada	86	402	602	1,293
	$68,774	$74,805	$134,269	$154,656

	December 31,	June 30,
	2011	2011
Long-lived Assets (b):
United States	$45,263	$46,343
Canada	358	298
	$45,621	$46,641

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4  -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

BASIC EARNINGS PER SHARE

Net income	$772	$2,948	$2,096	$7,216

Weighted average shares outstanding during the period, net of treasury shares (a)	24,034	24,044	24,037	24,046
Weighted average shares outstanding in the Deferred Compensation Plan during the period	264	244	258	239
Weighted average shares outstanding	24,298	24,288	24,295	24,285

Basic earnings per share	$0.03	$0.12	$0.09	$0.30

DILUTED EARNINGS PER SHARE

Net income	$772	$2,948	$2,096	$7,216

Weighted average shares outstanding

Basic	24,298	24,288	24,295	24,285

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	43	120	53	34

Weighted average shares outstanding (c)	24,341	24,408	24,348	24,319

Diluted earnings per share	$0.03	$0.12	$0.09	$0.30

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,821,210 common shares and 1,523,008 common shares at December 31, 2011 and 2010, respectively, and options to purchase 1,823,315 common shares and 2,032,614 common shares at December 31, 2011 and 2010, respectively, were not included in the computation of the three month and six month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5  -  INVENTORIES

The following information is provided as of the dates indicated (in thousands):

	December 31, 2011	June 30, 2011
Inventories:
Raw materials	$25,660	$32,374
Work-in-process	5,153	5,965
Finished goods	9,993	11,959
	$40,806	$50,298

NOTE 6  -  ACCRUED EXPENSES

The following information is provided as of the dates indicated (in thousands):

	December 31, 2011	June 30, 2011
Accrued Expenses:
Compensation and benefits	$4,554	$7,589
Customer prepayments	535	611
Accrued sales commissions	1,186	1,419
Other accrued expenses	3,146	2,354
	$9,421	$11,973

NOTE 7  -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company previously performed this test as of July 1st of each fiscal year, with the last test performed using this date as of July 1, 2010. The Company decided to change the annual testing from July 1st to March 1st in order to reduce administrative burden. The change from a testing date of July 1st to March 1st resulted in two impairment tests in fiscal 2011 that were eight months apart. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

The continuing effects of the recession on some of the Company’s markets, the decline in discounted cash flows associated with these markets, and the decline in the Company’s stock price led management to believe that an additional goodwill impairment test was required for three of the four reporting units that contain goodwill as of September 30, 2011. As a result of the test, it was determined that the goodwill associated with the Graphics Segment was fully impaired. It was also determined that the goodwill associated with the other reporting units tested was not impaired. Because the test was not complete, an estimate of the goodwill impairment was recorded in the first quarter of fiscal year 2012 totaling $258,000. This goodwill impairment test was completed in the second quarter with no change to the impairment that was recorded.

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

Balance as of December 31, 2011
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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2011
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,141	$4,211
Patents	70	48	22
LED technology firmware, software	11,228	8,399	2,829
Trade name	460	224	236
Non-compete agreements	890	388	502
	23,000	15,200	7,800

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Other Intangible Assets	$26,422	$15,200	$11,222

	June 30, 2011
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,745	$4,607
Patents	70	46	24
LED technology firmware, software	11,228	7,614	3,614
Trade name	460	178	282
Non-compete agreements	890	325	565
	23,000	13,908	9,092

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Other Intangible Assets	$26,422	$13,908	$12,514

(In thousands)	Amortization Expense of Other Intangible Assets

	December 31, 2011	December 31, 2010

Three Months Ended	$646	$647
Six Months Ended	$1,292	$1,295

The Company expects to record amortization expense as follows:  fiscal 2012 -- $2,588,000; 2013 -- $2,323,000; 2014 -- $619,000; 2015 -- $533,000; 2016 -- $527,000; and after 2016 -- $2,502,000.

NOTE 8  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of December 31, 2011.  The line of credit expires in the third quarter of fiscal 2014.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2012, at which time the Company expects to renew this line of credit.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of December 31, 2011.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal and interest payments of approximately $10,000 are to be made through August, 2012 at an interest rate of 7.76%, at which time the balance is payable in full.  The real estate of LSI ADL Technology has been pledged as collateral for the mortgage.

The Company is in compliance with all of its loan covenants as of December 31, 2011.

(In thousands)	December 31, 2011	June 30, 2011

Total mortgage balance	$1,082	$1,099
Less current maturities	1,082	35
Long-term debt	$--	$1,064

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended June 30
2012	$35
2013	1,064
$1,099

NOTE 9  -  CASH DIVIDENDS

The Company paid cash dividends of $2,644,000 and $2,404,000 in the six months ended December 31, 2011 and 2010, respectively.  In January 2012, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,442,000) payable on February 14, 2012 to shareholders of record February 7, 2012.

NOTE 10  -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the plan, the plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 709,935 shares were available for future grant or award as of December 31, 2011.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2011, a total of 1,990,375 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,402,575 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2011 that will be recorded as expense in future periods is $559,406.  The weighted average time over which this expense will be recorded is approximately 16 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Dividend yield	2.89%	2.97%	2.89%	2.97%
Expected volatility	55%	56%	55%	56%
Risk-free interest rate	0.89%	1.93%	0.89%	1.41%
Expected life	4.6 yrs.	4.5 yrs.	4.6 yrs.	4.5 yrs.

At December 31, 2011, the 6,000 options granted during the first six months of fiscal 2012 to non-employee directors had per share exercise prices of $6.68, fair values of $2.45, and remaining contractual lives of nine years eleven months.

At December 31, 2010, the 288,200 options granted during the first six months of fiscal 2011 to both employees and non-employee directors had per share exercise prices ranging from $4.84 to $8.92, fair values ranging from $1.60 to $3.37, and remaining contractual lives of between nine years six months and nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.6% forfeiture rate effective July 1, 2011, with the previous estimated forfeiture rate having been 3.0% prior to July 1, 2011.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $100,100 and $164,470 of expense related to stock options in three months ended December 31, 2011 and 2010, respectively, and $228,200 and $579,300 in the six month periods ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company expects that approximately 575,941 outstanding stock options having a weighted average exercise price of $7.20 per share, intrinsic value of $176,853 and weighted average remaining contractual terms of 7.9 years will vest in the future.

Information related to all stock options for the periods ended December 31, 2011 and 2010 is shown in the table below:

	Six Months Ended December 31, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3 years	$955,401

Granted	6,000	$6.68
Forfeitures/expiration	(137,564)	$12.26
Exercised	(2,000)	$5.21

Outstanding at 12/31/11	1,990,375	$10.69	6.3 years	$273,248

Exercisable at 12/31/11	1,402,575	$12.17	5.6 years	$90,695

	Six Months Ended December 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	288,200	$5.29
Forfeitures	(204,947)	$11.34
Exercised	(7,000)	$8.40

Outstanding at 12/31/10	2,199,339	$10.84	6.9 years	$1,193,125

Exercisable at 12/31/10	1,217,514	$12.97	5.5 years	$96,938

The aggregate intrinsic value of options exercised during the six month periods ended December 31, 2011 and 2010 was $1,960 and $6,526, respectively. The Company received $10,420 of cash from employees who exercised 2,000 options during the six months ended December 31, 2011, and $58,800 of cash from employees who exercised 7,000 options during the six months ended December 31, 2010. None of the shares of stock were sold.

Stock Compensation Awards

The Company awarded a total of 3,244 and 3,592 common shares, respectively, in the six months ended December 31, 2011 and December 31, 2010 as stock compensation awards.  These common shares were valued at their approximate $22,000 and $20,000 fair market values, respectively, on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company common stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The plan is fully funded in a Rabbi Trust.  All plan investments are in common shares of the Company.  As of December 31, 2011 there were 28 participants, all with fully vested account balances.  A total of 265,010 common shares with a cost of $2,635,200, and 244,868 common shares with a cost of $2,499,700 were held in the plan as of December 31, 2011 and June 30, 2011, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the nonqualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with ASC Topic 710, Compensation – General.  For fiscal year 2012, the Company estimates the Rabbi Trust for the nonqualified deferred compensation plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During the six months ended December 31, 2011 and 2010, the Company used approximately $135,500 and $104,400, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2011	2010
Cash payments:
Interest	$81	$76
Income taxes	$275	$5,478

Issuance of common shares as compensation	$22	$20

NOTE 12  -  COMMITMENTS AND CONTINGENCIES

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
RDGXBRLParseEnd

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Lighting Segment	$53,526	$47,506	$102,697	$95,952
Graphics Segment	10,091	20,767	20,579	45,883
Electronic Components Segment	4,215	5,277	8,619	9,841
All Other Category	942	1,255	2,374	2,980
	$68,774	$74,805	$134,269	$154,656

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Lighting Segment	$2,832	$2,194	$6,136	$5,616
Graphics Segment	(868)	2,996	(1,449)	7,822
Electronic Components Segment	689	1,804	1,754	2,843
All Other Category	(228)	(52)	(367)	(367)
Corporate and Eliminations	(1,206)	(2,293)	(2,677)	(4,643)
	$1,219	$4,649	$3,397	$11,271

Summary Comments

Fiscal 2012 second quarter net sales of $68,774,000 decreased $6.0 million or 8.1% as compared to second quarter fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.0 million or 12.7%). Net sales were unfavorably influenced by Graphics Segment (down $10.7 million or 51.4%), the Electronic Components Segment (down $1.1 million or 20.1%), and the All Other Category (down $0.3 million or 24.9%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $20,920,000 or 30.4% of total net sales and $33,567,000 or 44.9% of total net sales in the second quarter of fiscal 2012 and 2011, respectively.  The $12.6 million or 37.7% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

Fiscal 2012 first half net sales of $134,269,000 decreased $20.4 million or 13.2% as compared to the same period of fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.7 million or 7%). Net sales were unfavorably influenced by Graphics Segment (down $25.3 million or 55.1%), the Electronic Components Segment (down $1.2 million or 12.4%), and the All Other Category (down $0.6 million or 20.3%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $39,222,000 or 29.2% of total net sales and $67,389,000 or 43.6% of total net sales in the first half of fiscal 2012 and 2011, respectively.  The $28.2 million or 41.8% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2012	FY 2011	% Change

First Quarter	$15,842	$16,673	(5.0)%
Second Quarter	20,471	17,585	16.4%
First Half	36,313	34,258	6.0%
Third Quarter		12,943
Nine Months		47,201
Fourth Quarter		21,453
Full Year		$68,654

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Second quarter fiscal 2012 LED net sales of $20,471,000 were $2.9 million or 16.4% higher than the same period of the prior year.  The $20,471,000 total LED net sales and the $2.9 million increase are primarily the net result of Lighting Segment LED net sales of $20,108,000 (up $4.1 million or 25.8%) and Graphics Segment LED net sales of $0.3 million (down $0.9 million or 74%). First half fiscal 2012 total LED net sales of $36,313,000 and the $2.1 million or 6.0% increase over the same period of the prior year are primarily the net result of Lighting Segment LED net sales of $35.0 million (up $5.4 million or 18.2%), Graphics Segment LED net sales of $0.8 million (down $2.6 million or 77.2%) and All Other Category LED net sales of $0.5 million (down $0.8 million or 58.2%). (Net sales reflect the reclassification of the LED video screen product line from the Graphics Segment to the Lighting Segment. See Note 3.)

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

Lighting Segment
(In thousands)	Three Months Ended
	December 31
	2011	2010

Net Sales	$53,526	$47,506
Gross Profit	$11,807	$10,514
Operating Income	$2,832	$2,194

Lighting Segment net sales of $53,526,000 in the second quarter of fiscal 2012 increased 12.7% from fiscal 2011 same period net sales of $47,506,000.  The $6.0 million increase in Lighting Segment net sales is primarily the net result of a $3.6 million or 15% net increase in lighting sales to our niche markets and national retail accounts, and a $1.5 million or 7% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 33% and 35% of Lighting Segment net sales in the second quarter of fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 5% from last year to $17,421,000. Included in the net change, and partially offsetting other increases, was a $4.3 million decrease of Lighting Segment sales related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. This decrease was more than offset by net increases to other Lighting Segment customers. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $19.1 million in the second quarter of fiscal 2012, representing a 19.1% increase over fiscal 2011 second quarter solid-state LED light fixture net sales of $16.0 million. The Lighting Segment’s net sales related to LED video screens totaled $1.0 million compared to no sales in the second quarter of fiscal 2011.  Lighting Segment sales to the international markets decreased 5% to $3.2 million.

Gross profit of $11,807,000 in the second quarter of fiscal 2012 increased $1.3 million or 12.3% from the same period of fiscal 2011, and increased slightly from 21.7% to 21.8% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, decreased overhead absorption, increased customer returns and concessions expense ($0.5 million), decreased rent and lease expense ($0.1 million) and increased warranty expense ($0.1 million).

Selling and administrative expenses of $8,975,000 in the second quarter of fiscal year 2012 increased $0.7 million from the same period of fiscal 2011 primarily as the net result of decreased customer relations expense ($0.4 million), increased research and development expense ($0.5 million), and increased sales commission ($0.6 million).

The Lighting Segment second quarter fiscal 2012 operating income of $2,832,000 increased $0.6 million or 29.1% from operating income of $2,194,000 in the same period of fiscal 2011.  This increase of $0.6 million was primarily the net result of increased net sales, increased overhead spending, decreased overhead absorption and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended
	December 31
	2011	2010

Net Sales	$10,091	$20,767
Gross Profit	$1,.275	$5,354
Operating (Loss) Income	$(868)	$2,996

Graphics Segment net sales of $10,091,000 in the second quarter of fiscal 2012 decreased 51.4% from fiscal 2011 same period net sales of $20,767,000.  The $10.7 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($10.7 million decrease), image conversion programs and sales to five petroleum / convenience store customers ($0.2 million net increase), a national drug store retailer ($0.2 million increase), a quick-service restaurant chain ($0.2 million decrease) and changes in volume or completion of other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 35% and 82% of Graphics Segment net sales in the second quarter of fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 79% from last year to $3,499,000, with approximately $10.7 million of the decrease related to the completion of the program with 7-Eleven, Inc., who  replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.3 million in the second quarter of fiscal 2012 as compared to $1.2 million in the same period of the prior year.

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

Gross profit of $1,275,000 in the second quarter of fiscal 2012 decreased $4.1 million or 76.2% from the same period fiscal 2011, and decreased from 25.6% to 12.4% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, decreased overhead absorption, decreased installation costs ($1.4 million) and decreased freight costs ($1.2 million).  The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures; $0.2 million increased benefits costs; and $0.1 million increased customer returns and concessions expense.

Selling and administrative expenses of $2,143,000 in the second quarter of fiscal 2012 decreased $0.2 million from the same period of fiscal 2011 primarily as a net result of increased benefit costs ($0.1 million) offset by decreased bad debt expense ($0.1 million) in addition to other smaller reductions in several cost categories.

The Graphics Segment second quarter fiscal 2012 operating loss of ($868,000) decreased $3.9 million from operating income of $2,996,000 in the same period of fiscal 2011.  The $3.9 million decrease in operating income was the net result of decreased net sales, decreased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	December 31
	2011	2010

Net Sales	$4,215	$5,277
Gross Profit	$1,121	$2,235
Operating Income	$689	$1,804

Electronic Components Segment net sales of $4,215,000 in the second quarter of fiscal 2012 decreased 20.1% from fiscal 2011 same period net sales of $5,277,000. The $1.1 million decrease in Electronic Components Segment net sales is primarily the result of decreased net sales to recurring customers served.  In addition to this segment’s decline in customer sales, its second quarter fiscal 2012 intersegment net sales are lower by 28%.

Gross profit of $1,121,000 in the second quarter of fiscal 2012 decreased $1.1 million or 49.8% from the same period in fiscal 2011, and decreased from 18.5% to 12.3% as a percentage of net sales (customer plus inter-segment net sales).The decrease in amount of gross profit is due to decreased customer and intersegment net sales at a reduced margin and due to increased employee compensation and benefit costs.

Selling and administrative expenses of $432,000 in the second quarter of fiscal 2012 were only slightly higher than the same period in fiscal 2011.

The Electronic Components Segment second quarter fiscal 2012 operating income of $689,000 decreased $1.1 million or 61.8% from operating income of $1,804,000 in the same period of fiscal 2011.  The decrease in operating income was the result of decreased net customer and intersegment sales and by increased employee compensation and benefit costs.

All Other Category
(In thousands)	Three Months Ended
	December 31
	2011	2010

Net Sales	$942	$1,255
Gross Profit	$529	$780
Operating Income (Loss)	$(228)	$(52)

All Other Category net sales of $942,000 in the second quarter of fiscal 2012 decreased 24.9% from fiscal 2011 net sales of $1,255,000.  The $0.3 million decrease in the All Other Category net sales is primarily the result of decreased net sales of specialty LED lighting ($0.3 million).

The gross profit of $529,000 in the second quarter of fiscal 2012 compares to gross profit of $780,000 in the same period of fiscal 2011.  The $0.3 million decrease is primarily the result of decreased net sales and slightly higher overhead spending.

Selling and administrative expenses of $757,000 in the second quarter of fiscal 2012 decreased by $0.1 million from the same period of the prior year primarily as the net result of decreased employee compensation and benefit costs ($0.1 million), decreased bad debt expense ($0.3 million) and increased research and development cost ($0.4 million).

The All Other Category second quarter fiscal 2012 operating loss of ($228,000) compares to operating loss of ($52,000) in the same period of fiscal 2011.  This $0.2 million increase in operating loss was the net result of decreased net sales and decreased gross profit offset by lower selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	December 31
	2011	2010

Gross Profit (Loss)	$194	$(236)
Operating (Loss)	$(1,206)	$(2,293)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $1,400,000 in the second quarter of fiscal 2012 were down $0.7 million or 31.9% from the same period of the prior year.  The reduction in expense is primarily related reduced research and development expenses ($0.6 million).  Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company’s Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns LED video screen sales with the research and development resources required to support the video screen sales.

Consolidated Results

The Company reported net interest expense of $37,000 in the second quarter of fiscal 2012 as compared to net interest expense of $38,000 in the same period of fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest on the mortgage associated with the LSI ADL real estate and interest income on invested cash are included in the net interest expense amounts above.

The $410,000 income tax expense in the second quarter of fiscal 2012 represents a consolidated effective tax rate of 34.7%.  This is the net result of an income tax rate of 35% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $1,663,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 36.1%.  This is the net result of an income tax rate of 34.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $772,000 in the second quarter of fiscal 2012 as compared to net income of $2,948,000 in the same period of the prior year.  The decreased net income is primarily the result of decreased net sales and decreased gross profit, partially offset by decreased operating expenses and by decreased income tax expense.  Diluted earnings per share were $0.03 in the second quarter of fiscal 2012 as compared to $0.12 in the same period of fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2012 were 24,341,000 shares as compared to 24,408,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2011	2010

Net Sales	$102,697	$95,952
Gross Profit	$23,548	$22,225
Operating Income	$6,136	$5,616

Lighting Segment net sales of $102,697,000 in the first half of fiscal 2012 increased 7% from fiscal 2011 same period net sales of $95,952,000.  The $6.7 million increase in Lighting Segment net sales is primarily the result of a $3.4 million or 7% net increase in lighting sales to our niche markets and national retail accounts, and a $2.3 million or 5% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 30% and 33% of Lighting Segment net sales in the first half of fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 1.5% from last year to $30,697,000.  Included in the net change, and offsetting other increases, was an $8.9 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $33.8 million in the first half of fiscal 2012, representing a 17.8% increase from fiscal 2011 first half net sales of solid-state LED light fixtures of $28.7 million. The Lighting Segment’s net sales related to LED video screens totaled $1.2 million, representing a 30.1% increase from fiscal 2011 first half sales of $0.9 million.  Lighting Segment sales to the international markets increased 15% to $6.2 million.

Gross profit of $23,548,000 in the first half of fiscal 2012 increased $1.3 million or 6% from the same period in fiscal 2011, and decreased from 22.8% to 22.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, decreased overhead absorption, increased employee compensation and benefits expense ($0.3 million), increased customer returns and concessions expense ($0.5 million), and decreased rent and lease expense ($0.2 million).

Selling and administrative expenses of $17,412,000 in the first half of fiscal year 2012 increased $0.8 million or 4.8% from the same period of fiscal 2011 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), decreased bad debt expense ($0.2 million), increased research and development expense ($0.6 million), increased sales commission ($0.7 million), increased outside service expenses ($0.1 million) and decreased customer relations expense ($0.3 million).

The Lighting Segment first half fiscal 2012 operating income of $6,136,000 increased $0.5 million or 9.3% from operating income of $5,616,000 in the same period of fiscal 2011.  This increase of $0.5 million was primarily the net result of increased net sales, increased overhead spending, decreased overhead absorption and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2011	2010

Net Sales	$20,579	$45,883
Gross Profit	$3,136	$12,491
Operating (Loss) Income	$(1,449)	$7,822

Graphics Segment net sales of $20,579,000 in the first half of fiscal 2012 decreased 55.2% from fiscal 2011 same period net sales of $45,883,000.  The $25.3 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($23.9 million decrease), image conversion programs and sales to seven petroleum / convenience store customers ($2.2 million net decrease), two grocery retailers ($0.7 million decrease), a national drug store retailer ($0.9 million increase), a quick-service restaurant chain ($0.9 million increase) and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 41% and 77% of Graphics Segment net sales in the first half of fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 76% from last year to $8,525,000, with approximately $23.9 million of the decrease related to the completion of the program with 7-Eleven, Inc., who  replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.8 million in the first half of fiscal 2012 as compared to $3.3 million in the same period of the prior year.

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

Gross profit of $3,136,000 in the first half of fiscal 2012 decreased $9.4 million or 74.9% from the same period of fiscal 2011, and decreased from 26.9% to 15.0% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, decreased overhead absorption, decreased installation costs ($4.8 million) and decreased freight costs ($2.4 million).  The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures; $0.2 million decreased benefits and compensation; $0.2 million decreased warranty costs; $0.1 million increase in supplies; $0.1 million increased customer relations expense and $0.1 million decreased depreciation.

Selling and administrative expenses of $4,585,000 in the first half of fiscal 2012 decreased $0.1 million or 1.8% from the same period of fiscal 2011 primarily as the result of an increase in goodwill impairment expense ($0.3 million) offset by numerous small cost decreases.

The Graphics Segment first half fiscal 2012 operating loss of ($1,449,000) decreased $9.3 million from operating income of $7,822,000 in the same period of fiscal 2011.  The $9.3 million decrease in operating income was the net result of decreased net sales, decreased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Six Months Ended
	December 31
	2011	2010

Net Sales	$8,619	$9,841
Gross Profit	$2,599	$3,700
Operating Income	$1,754	$2,843

Electronic Components Segment net sales of $8,619,000 in the first half of fiscal 2012 decreased 12.4% from fiscal 2011 same period net sales of $9,841,000. The $1.2 million decrease in Electronic Components Segment net sales is primarily the result of decreased net sales to recurring customers served.  Partially offsetting this segment’s decline in customer sales, its intersegment net sales grew 10.3% in support of LED lighting sales.

Gross profit of $2,599,000 in the first half of fiscal 2012 decreased $1.1 million or 29.8% from the same period in fiscal 2011, and decreased from 19.8% to 14.2% as a percentage of net sales (customer plus inter-segment net sales).The decrease in amount of gross profit is the net result of decreased customer net sales, increased intersegment net sales at a reduced margin and by increased compensation and benefits ($0.2 million).

Selling and administrative expenses of $845,000 in the first half of fiscal 2012 were slightly lower than the same period in fiscal 2011.

The Electronic Components Segment first half fiscal 2012 operating income of $1,754,000 decreased $1.1 million or 38.3% from operating income of $2,843,000 in the same period of fiscal 2011.  The decrease in operating income was the net result of decreased net customer sales, increased intersegment sales and decreased gross profit.

All Other Category
(In thousands)	Six Months Ended
	December 31
	2011	2010

Net Sales	$2,374	$2,980
Gross Profit	$1,071	$1,165
Operating (Loss)	$(367)	$(367)

All Other Category net sales of $2,374,000 in the first half of fiscal 2012 decreased 20.3% from fiscal 2011 net sales of $2,980,000.  The $0.6 million decrease in the All Other Category net sales is primarily the result of decreased net sales of specialty LED lighting ($0.6 million)

The gross profit of $1,071,000 in the first half of fiscal 2012 compares to gross profit of $1,165,000 in the same period of fiscal 2011.  The $0.1 million decrease is primarily the result of decreased net sales.

Selling and administrative expenses of $1,438,000 in the first half of fiscal 2012 decreased $0.1 million or 6.1% from the same period of fiscal 2011primarily as the net result of decreased benefit and wage expense ($0.2 million), increased research and development spending ($0.6 million), decreased bad debt expense ($0.3 million) and decreased commission expense ($0.1 million).

The All Other Category first half fiscal 2012 operating loss of ($367,000) was unchanged from the first half of fiscal 2011.  The effect of lower sales was offset by decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2011	2010

Gross (Loss)	$36	$(312)
Operating (Loss)	$(2,677)	$(4,643)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,713,000 in the first half of fiscal 2012 were down $1.6 million or 37.4% from the same period of the prior year.  The reduction in expense is primarily related to reduced compensation and benefits expense ($0.3 million) and reduced research and development expenses ($1.3 million).  Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company’s Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns LED video screen sales with the research and development resources required to support the video screen sales.

Consolidated Results

The Company reported net interest expense of $77,000 in the first half of fiscal 2012 as compared to net interest expense of $60,000 in the same period of fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest on the mortgage associated with the LSI ADL real estate and interest income on invested cash are included in the net interest expense amounts above.

The $1,224,000 income tax expense in the first half of fiscal 2012 represents a consolidated effective tax rate of 36.9%.  This is the net result of an income tax rate of 35.0% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $3,995,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 35.6%.  This is the net result of an income tax rate of 34.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $2,096,000 in the first half of fiscal 2012 as compared to net income of $7,216,000 in the same period of the prior year.  The decreased net income is primarily the result of decreased net sales and decreased gross profit, partially offset by decreased operating expenses and by decreased income tax expense.  Diluted earnings per share were $0.09 in the first half of fiscal 2012 as compared to $0.30 in the same period of fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2012 were 24,348,000 shares as compared to 24,319,000 shares in the same period last year.

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

At December 31, 2011, the Company had working capital of $85.6 million, compared to $84.5 million at June 30, 2011.  The ratio of current assets to current liabilities was 5.00 to 1 as compared to a ratio of 4.92 to 1 at June 30, 2011.  The $1.1 million increase in working capital from June 30, 2011 to December 31, 2011 was primarily related to the net effect of increased cash and cash equivalents ($15.5 million) and decreased accrued expenses ($2.6 million), offset by decreased net accounts receivable ($3.9 million), decreased net inventory ($9.5 million), increased accounts payable ($1.3 million), decreased refundable income tax ($1.2 million) and increased current maturity of long-term debt ($1.0 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $19.9 million of cash from operating activities in the first half of fiscal 2012 as compared to a generation of cash $2.3 million in the same period of the prior year. This $17.6 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in accounts receivable (favorable change of $7.9 million), a decrease rather than an increase in inventories (favorable change of $14.1 million), a decrease rather than an increase in refundable income tax (favorable change of $2.5 million), an increase rather than a decrease in accounts payable (favorable change of $2.2 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $2.6 million) and less net income (unfavorable change of $5.1 million).

Net accounts receivable were $41.1 million and $45.0 million at December 31, 2011 and June 30, 2011, respectively.  The decrease of $3.9 million in net receivables is primarily due to combined effects of lower amount of net sales in the second quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, partially offset by a higher DSO.  The DSO increased to 56 days at December 31, 2011 from 53 days at June 30, 2011. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at December 31, 2011 decreased $9.5 million from June 30, 2011 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in the first half of fiscal 2012 in the Lighting Segment of approximately $4.8 million, in the Graphics Segment of approximately $1.5 million, in the Electronic Components Segment of approximately $3.2 million and in the All Other Category of approximately $0.1 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of January 23, 2012.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2014.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of January 23, 2012, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2012 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $1.7 million of cash related to investing activities in the first half of fiscal 2012 as compared to a use of $2.9 million in the same period of the prior year, a favorable change of $1.2 million.  The change between years relates to the amount of fixed assets purchased. Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2012 capital expenditures to be approximately $5.0 million, exclusive of business acquisitions, if any.

The Company used $2.8 million of cash related to financing activities in the first half of fiscal 2012 as compared to a use of $2.5 million in the same period of the prior year.  The increased use of cash is primarily related to increased dividend payments.

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

Cash Dividends

On January 25, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable February 14, 2012 to shareholders of record on February 7, 2012.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2012 consistent with the above dividend policy.

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

Revenue Recognition

Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services have been rendered, and collectability is reasonably assured.  Revenue is typically recognized at time of shipment.  In certain arrangements with customers, as is the case with the sale of some of our solid-state LED video screens, revenue is recognized upon customer acceptance of the video screen at the job site.  Sales are recorded net of estimated returns, rebates and discounts.  Amounts received from customers prior to the recognition of revenue are accounted for as customer pre-payments and are included in accrued expenses.

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

The Company evaluates the appropriateness of revenue recognition in accordance with ASC Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements, and ASC Subtopic 985-605, Software:  Revenue Recognition.  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

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

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  The amount ultimately not collected may differ from the reserve established, particularly in the case where percentages are applied against aging categories.  In all cases, it is management’s goal to carry a reserve against the Company’s accounts receivable which is adequate based upon the information available at that time so that net accounts receivable is properly stated. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of December 31, 2011 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2011, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Nonqualified Deferred Compensation Plan.  Purchases of Company common shares for this plan in the second quarter of fiscal 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11 to 10/31/11	488	$6.97	488	(1)
11/1/11 to 11/30/11	276	$6.55	276	(1)
12/1/11 to 12/31/11	949	$6.05	949	(1)
Total	1,713	$6.42	1,713	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Nonqualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the plan.  At December 31, 2011, the Plan held 265,010 common shares of the Company and had distributed 127,184 common shares.

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
January 31, 2012