Form 10-Q
period 2012-03-31
LSI INDUSTRIES INC
filed 2012-05-03
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

As of April 26, 2012 there were 24,034,551 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2012	2011	2012	2011

Net sales	$62,937	$64,628	$197,206	$219,284

Cost of products and services sold	49,621	48,304	153,500	163,691

Gross profit	13,316	16,324	43,706	55,593

Selling and administrative expenses	13,222	13,841	40,215	41,839

Operating income	94	2,483	3,491	13,754

Interest (income)	(6)	(29)	(18)	(53)

Interest expense	37	40	126	124

Income before income taxes	63	2,472	3,383	13,683

Income tax expense	440	357	1,664	4,352

Net income (loss)	$(377)	$2,115	$1,719	$9,331

Earnings (loss) per common share (see Note 4)
Basic	$(0.02)	$0.09	$0.07	$0.38
Diluted	$(0.02)	$0.09	$0.07	$0.38

Weighted average common shares outstanding
Basic	24,300	24,291	24,297	24,286
Diluted	24,360	24,363	24,352	24,331

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31,	June 30,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$18,547	$4,056
Accounts receivable, net	37,277	44,974
Inventories	42,205	50,298
Refundable income taxes	325	1,795
Other current assets	5,027	4,977
Total current assets	103,381	106,100

Property, Plant and Equipment, net	42,907	44,284

Goodwill, net	13,618	10,766

Other Intangible Assets, net	10,574	12,514

Other Long-Term Assets, net	2,822	2,357

Total assets	$173,302	$176,021

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$35
Accounts payable	11,577	9,568
Accrued expenses	9,658	11,973
Total current liabilities	21,235	21,576

Other Long-Term Liabilities	2,893	3,227

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares; none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,034,551 and 24,047,485 shares, respectively	101,268	100,944
Retained earnings	47,906	50,274
Total shareholders’ equity	149,174	151,218

Total liabilities & shareholders’ equity	$173,302	$176,021

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2012	2011
Cash Flows from Operating Activities
Net income	$1,719	$9,331
Non-cash items included in net income
Depreciation and amortization	5,852	5,886
Goodwill impairment	258	--
Deferred income taxes	134	(347)
Deferred compensation plan	92	90
Stock option expense	317	708
Issuance of common shares as compensation	36	32
Loss on disposition of fixed assets	9	52
Allowance for doubtful accounts	(473)	139
Inventory obsolescence reserve	515	628

Changes in certain assets and liabilities, net of acquisition
Accounts receivable	8,312	(2,751)
Inventories	7,788	(16,081)
Refundable income taxes	1,470	797
Accounts payable	1,787	2,180
Accrued expenses and other	(2,406)	96
Customer prepayments	(96)	(972)
Net cash flows provided by (used in) operating activities	25,314	(212)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,546)	(4,001)
Proceeds from sale of fixed assets	3	45
Acquisition of business, net of cash received	(2,973)	--
Net cash flows (used in) investing activities	(5,516)	(3,956)

Cash Flows from Financing Activities
Payment of long-term debt	(1,099)	(25)
Cash dividends paid	(4,087)	(3,606)
Exercise of stock options	10	59
Purchase of treasury shares	(144)	(111)
Issuance of treasury shares	13	17
Net cash flows (used in) financing activities	(5,307)	(3,666)

Increase (decrease) in cash and cash equivalents	14,491	(7,834)

Cash and cash equivalents at beginning of year	4,056	17,417

Cash and cash equivalents at end of period	$18,547	$9,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2012, the results of its operations for the three and nine month periods ended March 31, 2012 and 2011, and its cash flows for the nine month periods ended March 31, 2012 and 2011. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2011 Annual Report on Form 10-K.  Financial information as of June 30, 2011 has been derived from the Company’s audited consolidated financial statements.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (ASC) Subtopic 605-25, “Revenue Recognition:  Multiple–Element Arrangements,” and ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and essential to the functionality of the tangible product and are thus excluded from the scope of ASC Subtopic 985-605.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31,		June 30,
	2012		2011

Accounts receivable	$37,634		$45,800
less Allowance for doubtful accounts	(357	) (1)	(826)
Accounts receivable, net	$37,277		$44,974

(1)  Includes a reserve of $4,000 related to the acquisition of Virticus Corporation.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of March 31, 2012 and June 30, 2011, the Company had bank balances of $1,361,000 and $1,235,000, respectively, without insurance coverage.

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

Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with ASC Subtopic 350-40, “Intangibles – Goodwill and Other:  Internal-Use Software.”  Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease.

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	March 31,	June 30,
	2012	2011

Property, plant and equipment, at cost	$115,051	$112,567
less Accumulated depreciation	(72,144)	(68,283)
Property, plant and equipment, net	$42,907	$44,284

The Company recorded $1,260,000 and $1,297,000 of depreciation expense in the third quarter of fiscal 2012 and 2011, respectively, and $3,912,000 and $3,945,000 of depreciation expense in the first nine months of fiscal 2012 and 2011, respectively.

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of the contingent earn-out. The fair value measurement of these nonfinancial assets and nonfinancial liabilities is based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820, “Fair Value Measurement.”

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2012	2011	2011

Balance at beginning of the period	$662	$589	$589
Additions charged to expense	1,612	1,256	1,606
Deductions for repairs and replacements	(1,388)	(1,165)	(1,533)
Balance at end of the period	$886	$680	$662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are classified as operating expenses.  Research and development costs, which are included in selling and administrative expenses, related to both product and software development totaled $1,529,000, and $1,103,000 for the three month periods ended March 31, 2012 and 2011, respectively, and $4,147,000 and $3,846,000 for the nine months ended March 31, 2012 and 2011, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 325,000 shares and 316,000 shares for the three month periods ended March 31, 2012 and 2011, respectively, and 316,000 shares and 285,000 shares for the nine month periods ended March 31, 2012 and 2011, respectively.   See further discussion in Note 4.

New Accounting Pronouncements:

In March 2010, the Financial Accounting Standards Board issued ASU 2010-29, "Business Combinations (Topic 805)." This amended guidance addresses the diversity in practice related to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The objective of this update is for preparers to use a consistent method of reporting pro forma revenue and earnings as a result of a business combination. The amended guidance is for annual reporting periods beginning on or after March 15, 2010 or the Company’s fiscal year 2011. The Company will follow this guidance on future acquisitions.

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

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate and Eliminations.

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

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Virticus (see Note 13).

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $38,639,000 or 18% of consolidated net sales, in the nine months ended March 31, 2011.  There was no concentration of consolidated net sales in the three months ended March 31, 2011 or in the three or nine months ended March 31, 2012.  There was no concentration of accounts receivable at March 31, 2012 or 2011, or June 30, 2011.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2012 and June 30, 2011:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2012	2011	2012	2011
Net Sales:
Lighting Segment	$46,714	$46,748	$149,411	$142,700
Graphics Segment	8,940	10,500	29,519	56,383
Electronic Components Segment	4,609	6,212	13,228	16,053
All Other Category	2,674	1,168	5,048	4,148
	$62,937	$64,628	$197,206	$219,284

Operating Income (Loss):
Lighting Segment	$2,555	$1,534	$8,691	$7,150
Graphics Segment	(767)	581	(2,216)	8,403
Electronic Components Segment	1,057	3,120	2,811	5,963
All Other Category	(680)	(522)	(1,047)	(889)
Corporate and Eliminations	(2,071)	(2,230)	(4,748)	(6,873)
	$94	$2,483	$3,491	$13,754

Capital Expenditures:
Lighting Segment	$376	$697	$1,315	$2,854
Graphics Segment	48	49	494	137
Electronic Components Segment	228	242	339	658
All Other Category	29	11	163	39
Corporate and Eliminations	188	89	235	313
	$869	$1,088	$2,546	$4,001

Depreciation and Amortization:
Lighting Segment	$1,251	$1,213	$3,709	$3,631
Graphics Segment	221	238	661	734
Electronic Components Segment	274	238	804	702
All Other Category	55	60	165	189
Corporate and Eliminations	107	194	513	630
	$1,908	$1,943	$5,852	$5,886

	March 31,	June 30,
	2012	2011
Identifiable Assets:
Lighting Segment	$90,666	$103,395
Graphics Segment	24,559	26,780
Electronic Components Segment	31,448	31,072
All Other Category	9,236	9,963
Corporate and Eliminations	17,393	4,811
	$173,302	$176,021

The segment net sales reported above represent sales to external customers. Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2012	2011	2012	2011

Lighting Segment inter-segment net sales	$522	$1,290	$1,690	$2,753

Graphics Segment inter-segment net sales	$576	$200	$901	$746

Electronic Components inter-segment net sales	$7,117	$9,873	$16,854	$18,701

All Other Category inter-segment net sales	$783	$1,150	$4,274	$4,280

Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.

Identifiable assets are those assets used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, short-term investments and refundable income taxes.

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2012	2011	2012	2011
Net Sales (a):
United States	$62,457	$64,256	$196,057	$217,619
Canada	480	372	1,149	1,665
	$62,937	$64,628	$197,206	$219,284

	March 31,	June 30,
	2012	2011
Long-lived Assets (b):
United States	$45,385	$46,343
Canada	344	298
	$45,729	$46,641

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 -  EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

BASIC EARNINGS PER SHARE

Net income (loss)	$(377)	$2,115	$1,719	$9,331

Weighted average shares outstanding during the period, net of treasury shares (a)	24,035	24,047	24,036	24,046
Weighted average shares outstanding in the Deferred Compensation Plan during the period	265	244	261	240
Weighted average shares outstanding	24,300	24,291	24,297	24,286

Basic earnings (loss) per share	$(0.02)	$0.09	$0.07	$0.38

DILUTED EARNINGS PER SHARE

Net income (loss)	$(377)	$2,115	$1,719	$9,331

Weighted average shares outstanding

Basic	24,300	24,291	24,297	24,286
Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	60	72	55	45

Weighted average shares outstanding (c)	24,360	24,363	24,352	24,331

Diluted earnings (loss) per share	$(0.02)	$0.09	$0.07	$0.38

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, “Compensation - General.”

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,656,338 common shares and 1,837,945 common shares at March 31, 2012 and 2011, respectively, and options to purchase 1,792,849 common shares and 1,920,352 common shares at March 31, 2012 and 2011, respectively, were not included in the computation of the three month and nine month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5  -  INVENTORIES

The following information is provided as of the dates indicated (in thousands):

	March 31, 2012	June 30, 2011
Inventories:
Raw materials	$27,575	$32,374
Work-in-process	5,412	5,965
Finished goods	9,218	11,959
	$42,205	$50,298

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated (in thousands):

	March 31, 2012	June 30, 2011
Accrued Expenses:
Compensation and benefits	$5,263	$7,589
Customer prepayments	515	611
Accrued sales commissions	1,084	1,419
Other accrued expenses	2,796	2,354
	$9,658	$11,973

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

As of March 1, 2012, the company performed its annual goodwill impairment test on the three reporting units that contain goodwill. While the impairment test is not complete, management believes that the goodwill on the balance sheets at the three reporting units is not impaired. The impairment test is expected to be complete in the fourth quarter of fiscal 2012.

The following table presents information about the Company's goodwill on the dates or for the periods indicated, including the estimated goodwill associated with the acquisition of Virticus Corporation currently valued at $3.1 million (refer to Note 13).

Goodwill
(In thousands)			Electronic
	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment losses	(34,778)	(24,701)	--	(5,685)	(65,164)
	$135	$258	$9,208	$1,165	$10,766

Balance as of March 31, 2012
Goodwill	$34,913	$24,959	$12,318	$6,850	$79,040
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
	$135	$--	$12,318	$1,165	$13,618

Based upon the Company’s analysis as of July 1, 2010, it was determined that its indefinite-lived intangible assets were not impaired. The Company performed a second annual indefinite-lived intangible asset impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test. Based upon the Company’s analysis as of March 1, 2011, it was determined that its indefinite-lived intangible assets were not impaired.  A similar impairment test was performed as of March 1, 2012 as part of its annual review of indefinite-lived intangible assets. While the impairment test is not complete, management believes that the indefinite-lived intangible assets are not impaired. The impairment test is expected to be complete in the fourth quarter of fiscal 2012.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2012
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,338	$4,014
Patents	70	50	20
LED technology firmware, software	11,228	8,793	2,435
Trade name	460	247	213
Non-compete agreements	890	420	470
	23,000	15,848	7,152

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Other Intangible Assets	$26,422	$15,848	$10,574

	June 30, 2011
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,745	$4,607
Patents	70	46	24
LED technology firmware, software	11,228	7,614	3,614
Trade name	460	178	282
Non-compete agreements	890	325	565
	23,000	13,908	9,092

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
	3,422	--	3,422

Total Other Intangible Assets	$26,422	$13,908	$12,514

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2012	March 31, 2011

Three Months Ended	$648	$646
Nine Months Ended	$1,940	$1,941

The Company expects to record amortization expense as follows:  balance of fiscal 2012 -- $648,000; 2013 -- $2,323,000; 2014 -- $619,000; 2015 -- $533,000; 2016 -- $527,000; 2017 -- $432,000; and after 2017 -- $2,070,000.

NOTE 8  -  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of March 31, 2012.  The line of credit expires in the third quarter of fiscal 2015.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2013, at which time the Company expects to renew this line of credit.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of March 31, 2012.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal and interest payments of approximately $10,000 were made through February, 2012 at an interest rate of 7.76%, at which time the balance was paid in full.

The Company is in compliance with all of its loan covenants as of March 31, 2012.

(In thousands)	March 31, 2012	June 30, 2011

Total mortgage balance	$--	$1,099
Less current maturities	--	35
Long-term debt	$--	$1,064

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $4,087,000 and $3,606,000 in the nine months ended March 31, 2012 and 2011, respectively.  In April 2012, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,442,000) payable on May 15, 2012 to shareholders of record May 8, 2012.

NOTE 10 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the plan, the plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 680,711 shares were available for future grant or award as of March 31, 2012.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2012, a total of 2,016,125 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,403,525 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of March 31, 2012 that will be recorded as expense in future periods is $535,506.  The weighted average time over which this expense will be recorded is approximately 17 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.  The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Dividend yield	3.11%	--	3.07%	2.97%
Expected volatility	55%	--	55%	56%
Risk-free interest rate	1.02%	--	1.00%	1.41%
Expected life	4.7 yrs.	--	4.7 yrs.	4.5 yrs.

At March 31, 2012, the 36,000 options granted during the first nine months of fiscal 2012 to both employees and non-employee directors had exercise prices ranging from $6.68 to $7.22 per share, fair values ranging from $2.45 to $2.60 per share, and remaining contractual lives of between nine years eight months and nine years eleven months.

At March 31, 2011, the 288,200 options granted during the first nine months of fiscal 2011 to both employees and non-employee directors had exercise prices ranging from $4.84 to $8.92 per share, fair values ranging from $1.60 to $3.37 per share, and remaining contractual lives of between nine years three months and nine years eight months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 3.6% forfeiture rate effective July 1, 2011, with the previous estimated forfeiture rate having been 3.0% prior to July 1, 2011.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $89,174 and $129,500 of expense related to stock options in three months ended March 31, 2012 and 2011, respectively, and $317,373 and $708,800 in the nine month periods ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company expects that approximately 600,732 outstanding stock options having a weighted average exercise price of $7.19 per share, intrinsic value of $483,690 and weighted average remaining contractual terms of 7.7 years will vest in the future.

Information related to all stock options for the periods ended March 31, 2012 and 2011 is shown in the table below:

	Nine Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3 years	$955,401

Granted	36,000	$7.13
Forfeitures/expiration	(141,814)	$12.20
Exercised	(2,000)	$5.21

Outstanding at 3/31/12	2,016,125	$10.64	6.1 years	$737,757

Exercisable at 3/31/12	1,403,525	$12.15	5.4 years	$241,272

	Nine Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6 years	$15,270

Granted	288,200	$5.29
Forfeitures	(245,297)	$11.22
Exercised	(7,000)	$8.40

Outstanding at 3/31/11	2,158,989	$10.85	6.6 years	$704,471

Exercisable at 3/31/11	1,214,114	$12.94	5.2 years	$56,346

The aggregate intrinsic value of options exercised during the nine month periods ended March 31, 2012 and 2011 was $1,960 and $6,526, respectively.  The Company received $10,420 of cash from employees who exercised 2,000 options during the nine months ended March 31, 2012, and $58,800 of cash from employees who exercised 7,000 options during the nine months ended March 31, 2011.  None of the shares of stock were sold.

Stock Compensation Awards

The Company awarded a total of 5,468 and 4,876 common shares, respectively, in the nine months ended March 31, 2012 and March 31, 2011 as stock compensation awards.  These common shares were valued at their approximate $39,700 and $30,900 fair market values, respectively, on their dates of issuance, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company common stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The plan is fully funded in a Rabbi Trust.  All plan investments are in common shares of the Company.  As of March 31, 2012 there were 27 participants, all with fully vested account balances.  A total of 265,270 common shares with a cost of $2,631,943, and 244,868 common shares with a cost of $2,499,700 were held in the plan as of March 31, 2012 and June 30, 2011, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the nonqualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with ASC Topic 710, Compensation – General.  For fiscal year 2012, the Company estimates the Rabbi Trust for the nonqualified deferred compensation plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During the nine months ended March 31, 2012 and 2011, the Company used approximately $145,244 and $111,100, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2012	2011
Cash payments:
Interest	$113	$116
Income taxes	$303	$5,589

Issuance of common shares as compensation	$36	$31

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

NOTE 13 – ACQUISITION

On March 19, 2012, the Company completed the acquisition of all issued and outstanding capital stock of Virticus Corporation, a privately owned company based in Beaverton, Oregon.  This new 100% owned subsidiary operates under the name of LSI Virticus Inc.  Consideration for the stock purchase consisted of $3,150,000 in cash and a five year contingent earn-out payment opportunity of $5.0 million, approximately 76% of which will be recorded as compensation expense over the earn-out period and 24% of which will be considered as part of the purchase price.  The purchase price, which includes the $3,150,000 initial cash payment plus the $857,000 (recorded on the Company’s balance sheet as an Other Long-Term Liability) preliminary acquisition date fair value of the contingent earn-out, exceeded the fair value of the net assets being acquired, and therefore estimated goodwill in the amount of $3,110,000 was recorded with this acquisition.  The valuation work on this acquisition is preliminary and when completed in the fourth quarter, it is likely that certain intangible assets will be reclassified out of the estimated goodwill.  LSI did not assume any long-term debt with the purchase of Virticus Corporation.  Acquisition transaction deal costs of $434,000 and related expenses of $150,000 are included in the financial results for the quarter ended March 31, 2012 in selling and administrative expenses.  The operations of LSI Virticus are included in the Company’s operating results beginning March 20, 2012, and are reported in the Electronic Components Segment.

The preliminary allocation of purchase price to the fair value of identifiable assets acquired and liabilities assumed with the acquisition of Virticus Corporation was as follows:

(In thousands)
Financial assets	$943
Inventory	210
Property, plant and equipment	1
Identifiable intangible assets	--
Financial liabilities	(257)
Total identifiable net assets	897
Goodwill	3,110
Total purchase consideration	$4,007

The above estimated fair values of the assets acquired and liabilities assumed are preliminary and are based on the information that was available to estimate the fair value of the assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of the assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Thus, the preliminary measurements of fair value set forth above are subject to change.  Such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation in the fourth quarter, but no later than one year from the acquisition date.

The Company recorded a deferred tax asset of $619,000 in the opening balance sheet related primarily to the net operating loss carryover of the acquired company.  To the extent of any change to the preliminary fair values of intangible assets or other items, the related deferred tax assets and liabilities recorded at the acquisition date will also be adjusted.

LSI Virticus Inc. designs, engineers, and manufactures automated secured network control systems and software for the management of indoor and outdoor lighting and lighting systems, including the control of solid-state LED lighting.  With the acquisition of Virticus, we expect to complement and further expand the Company’s capabilities in providing our customers with sophisticated lighting and energy management control solutions.  Coupled with our industry-leading LED lighting products, our customers will have complete solid-state solutions to their lighting needs.  The management team and substantially all employees remain with LSI Virticus.

The results of LSI Virticus included in the third quarter of fiscal 2012 consolidated results of the Company are net sales of zero and a net operating loss of $(221,000), which includes $150,000 of acquisition related expenses.

Due to the start-up nature of Virticus and with calendar 2011 net sales less than $400,000, the Company has elected to omit consolidated proforma results.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Lighting Segment	$46,714	$46,748	$149,411	$142,700
Graphics Segment	8,940	10,500	29,519	56,383
Electronic Components Segment	4,609	6,212	13,228	16,053
All Other Category	2,674	1,168	5,048	4,148
	$62,937	$64,628	$197,206	$219,284

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Lighting Segment	$2,555	$1,534	$8,691	$7,150
Graphics Segment	(767)	581	(2,216)	8,403
Electronic Components Segment	1,057	3,120	2,811	5,963
All Other Category	(680	(522)	(1,047)	(889)
Corporate and Eliminations	(2,071)	(2,230)	(4,748)	(6,873)
	$94	$2,483	$3,491	$13,754

Summary Comments

Fiscal 2012 third quarter net sales of $62,937,000 decreased $1.7 million or 2.6% as compared to third quarter fiscal 2011. Net sales were favorably influenced by increased net sales of the All Other Category (up $1.5 million or 129%). Net sales were unfavorably influenced by the Graphics Segment (down $1.6 million or 14.9%), and the Electronic Components Segment (down $1.6 million or 25.8%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $15,474,000 or 24.6% of total net sales and $16,706,000 or 25.9% of total net sales in the third quarter of fiscal 2012 and 2011, respectively.  The $1.2 million or 7.4% drop is primarily due to lower sales in both the Lighting and Graphics Segments. Net sales to this petroleum / convenience store market are reported in both the Lighting and Graphics segments.

Fiscal 2012 nine month net sales of $197,206,000 decreased $22.1 million or 10.1% as compared to the same period of fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.7 million or 4.7%) and the All Other Category (up $0.9 million or 21.7%). Net sales were unfavorably influenced by Graphics Segment (down $26.9 million or 47.7%), and the Electronic Components Segment (down $2.8 million or 17.6%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $54,696,000 or 27.7% of total net sales and $84,095,000 or 38.4% of total net sales in the first nine months of fiscal 2012 and 2011, respectively.  The $29.4 million or 35% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

 The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2012	FY 2011	% Change

First Quarter	$15,842	$16,673	(5.0)%
Second Quarter	20,471	17,585	16.4%
First Half	36,313	34,258	6.0%
Third Quarter	17,285	12,943	33.5%
Nine Months	53,598	47,201	13.6%
Fourth Quarter		21,453
Full Year		$68,654

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Third quarter fiscal 2012 LED net sales of $17,285,000 were $4.3 million or 33.5% higher than the same period of the prior year.  The $17,285,000 total LED net sales and the $4.3 million increase are primarily the net result of Lighting Segment LED net sales of $16,702,000 (up $4.4 million or 35.8%) and Graphics Segment LED net sales of $0.1 million (down $0.2 million or 73.3%). First nine month fiscal 2012 total LED net sales of $53,598,000 and the $6.4 million or 13.6% increase over the same period of the prior year are primarily the net result of Lighting Segment LED net sales of $51.7 million (up $9.8 million or 23.4%), Graphics Segment LED net sales of $0.8 million (down $2.8 million or 76.9%) and All Other Category LED net sales of $1.1 million (down $0.6 million or 36.9%). (Net sales reflect the reclassification of the LED video screen product line from the Graphics Segment to the Lighting Segment. See Note 3.)

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as reported U.S. GAAP net income.  Adjusted net income (loss) and earnings (loss) per share, which exclude the impact of acquisition deal costs and related expenses are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

(In thousands, except per share data; unaudited)
	Third Quarter FY 2012		Third Quarter FY 2011
		Diluted		Diluted
	Amount	EPS	Amount	EPS

Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) as reported	$(377)	$(0.02)	$2,115	$0.09

Adjustment for the acquisition deal costs and related expenses, inclusive of the income tax effect	376 (1)	0.02	--	--

Adjusted net income (loss) and earnings (loss) per share	$(1)	$0.00	$2,115	$0.09

(In thousands, except per share data; unaudited)
	Nine Months FY 2012			Nine Months FY 2011
			Diluted		Diluted
	Amount		EPS	Amount	EPS

Reconciliation of net income to adjusted net income:

Net income as reported	$1,719		$0.07	$9,331	$0.38

Adjustment for the acquisition deal costs and related expenses, inclusive of the income tax effect	376	(1)	0.02	--	--

Adjusted net income and earnings per share	$2,095		$0.09	$9,331	$0.38

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1)  $208

Results of Operations

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Lighting Segment
(In thousands)	Three Months Ended
	March 31
	2012	2011

Net Sales	$46,714	$46,748
Gross Profit	$10,660	$10,192
Operating Income	$2,555	$1,534

Lighting Segment net sales of $46,714,000 in the third quarter of fiscal 2012 decreased slightly from fiscal 2011 same period net sales of $46,748,000. The decrease in Lighting Segment net sales is primarily the net result of a $2.1 million or 10% net increase in lighting sales to our niche markets and national retail accounts, and a $3.3 million or 14.3% decrease in commissioned net sales to the commercial / industrial lighting market. The Company replaced certain commissioned sales representatives during fiscal 2012, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term. Lighting Segment sales to the international markets decreased 33.0% to $4 million. Sales of lighting to the petroleum / convenience store market represented 23.4% and 24.2% of Lighting Segment net sales in the third quarter of fiscal years 2012 and 2011, respectively. Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 3.4% from the third quarter of fiscal 2011 to $10,911,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $16.5 million in the third quarter of fiscal 2012, representing a 35.8% increase over fiscal 2011 third quarter solid-state LED light fixture net sales of $12.3 million. The Lighting Segment’s net sales related to LED video screens totaled $0.2 million compared to sales under $0.1 million in the third quarter of fiscal 2011.

Gross profit of $10,660,000 in the third quarter of fiscal 2012 increased $0.5 million or 4.6% from the same period of fiscal 2011, and increased from 21.2% to 22.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of efficiencies gained in direct labor, decreased overhead absorption, increased customer returns and concessions expense ($0.6 million), increased warranty expense ($0.3 million), decreased utilities expense ($0.1 million), decreased outside service expense ($0.1 million) and decreased employee compensation and benefit expenses ($0.2 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the weaknesses of the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $8,105,000 in the third quarter of fiscal year 2012 decreased $0.6 million from the same period of fiscal 2011 due to the net effect of decreased employee compensation and benefit costs ($0.1 million), decreased customer relations expense ($0.6 million), decreased commission expense ($0.2 million), and increased research and development expense ($0.5 million).

            The Lighting Segment third quarter fiscal 2012 operating income of $2,555,000 increased $1 million or 66.6% from operating income of $1,534,000 in the same period of fiscal 2011.  This increase of $1 million was primarily the net result of direct labor efficiencies, increased overhead spending, decreased overhead absorption and decreased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended
	March 31
	2012	2011

Net Sales	$8,940	$10,500
Gross Profit	$1,246	$2,951
Operating (Loss) Income	$(767)	$581

Graphics Segment net sales of $8,940,000 in the third quarter of fiscal 2012 decreased 14.9% from fiscal 2011 same period net sales of $10,500,000.  The $1.6 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to five petroleum / convenience store customers ($1.5 million net decrease), a national drug store retailer ($0.6 million increase), two grocery retailers ($0.3 million decrease) and changes in volume or completion of other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 51.0% and 51.4% of Graphics Segment net sales in the third quarters of fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 15.7% from the third quarter of fiscal 2011 to $4,563,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.1 million in the third quarter of fiscal 2012 as compared to $0.3 million in the same period of the prior year.

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

Gross profit of $1,246,000 in the third quarter of fiscal 2012 decreased $1.7 million or 57.8% from the same period fiscal 2011, and decreased from 27.6% to 13.1% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, increased installation costs ($0.1 million), increased freight costs ($0.1 million), decreased customer relations expense ($0.1 million) and reduced supplies ($0.1 million).

Selling and administrative expenses of $2,013,000 in the third quarter of fiscal 2012 decreased $0.4 million from the same period of fiscal 2011 primarily as a net result of decreased employee compensation and benefit costs ($0.2 million), decreased supplies ($0.1 million), decreased customer relations expense ($0.2 million), and decreased outside service expense ($0.1 million), partially offset by smaller increases in several other cost categories.

The Graphics Segment third quarter fiscal 2012 operating loss of $(767,000) compares to operating income of $581,000 in the same period of fiscal 2011.  The change from operating income in fiscal 2011 to an operating loss in fiscal 2012 was the net result of decreased net sales, decreased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	March 31
	2012	2011

Net Sales	$4,609	$6,212
Gross Profit	$1,643	$3,516
Operating Income	$1,057	$3,120

Electronic Components Segment net sales of $4,609,000 in the third quarter of fiscal 2012 decreased 25.8% from fiscal 2011 same period net sales of $6,212,000. The $1.6 million decrease in Electronic Components Segment net sales is primarily the result of a continuation of decreased net sales to recurring customers served.  In addition to this segment’s decline in customer sales, its third quarter fiscal 2012 intersegment net sales are lower than the prior year’s third quarter by 27.9% due to inventory rationalization and reductions.

Gross profit of $1,643,000 in the third quarter of fiscal 2012 decreased $1.9 million or 53.3% from the same period in fiscal 2011, and decreased from 21.9% to 14.0% as a percentage of net sales (customer plus inter-segment net sales).The decrease in amount of gross profit is the result of decreased customer and intersegment net sales and increased warranty expenses ($0.3 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the weaknesses of the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $586,000 in the third quarter of fiscal 2012 increased $0.2 million or 48.0% from the same period in fiscal 2011. The increase is primarily the result of increased employee compensation and benefit expense ($0.2 million).

The Electronic Components Segment third quarter fiscal 2012 operating income of $1,057,000 decreased $2.1 million or 66.1% from operating income of $3,120,000 in the same period of fiscal 2011.  The decrease in operating income was the result of decreased net customer and intersegment sales, and by increased warranty expenses and employee compensation and benefit costs. (The operating results of LSI Virticus are included in the total operating results of the Electronic Components Segment beginning March 20, 2012 and are contributing to the year-over-year comparison.)

All Other Category
(In thousands)	Three Months Ended
	March 31
	2012	2011

Net Sales	$2,674	$1,168
Gross Profit	$63	$18
Operating (Loss)	$(680)	$(522)

All Other Category net sales of $2,674,000 in the third quarter of fiscal 2012 increased 129% from fiscal 2011 net sales of $1,168,000.  The $1.6 million increase in the All Other Category net sales is primarily the result of increased net sales to a quick-service restaurant chain and increased installation service revenue.

The gross profit of $63,000 in the third quarter of fiscal 2012 compares to gross profit of $18,000 in the same period of fiscal 2011.  The slight increase is primarily the net result of increased net sales at lower margins.

Selling and administrative expenses of $743,000 in the third quarter of fiscal 2012 increased by $0.2 million from the same period of the prior year primarily as the net result of increased research and development expenses ($0.4 million) and decreased employee compensation and benefit expense ($0.2 million).

The All Other Category third quarter fiscal 2012 operating loss of $(680,000) compares to operating loss of $(522,000) in the same period of fiscal 2011.  The $0.2 million increase in operating loss was the net result of increased gross profit on increased net sales, offset by higher selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2012	2011

Gross Profit (Loss)	$(296)	$(353)
Operating (Loss)	$(2,071)	$(2,230)
The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $1,775,000 in the third quarter of fiscal 2012 decreased $0.1 million or 5.4% from the same period of the prior year.  The decrease in expense is primarily related to the acquisition deal costs of $434,000 related to the acquisition of Virticus Corporation, offset by reduced research and development expenses ($0.5 million) and reduced depreciation expense ($0.1 million).  Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company’s Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns LED video screen sales with the research and development resources required to support the video screen sales.

Consolidated Results

The Company reported net interest expense of $31,000 in the third quarter of fiscal 2012 as compared to net interest expense of $11,000 in the same period of fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest on the mortgage associated with the LSI ADL real estate and interest income on invested cash are included in the net interest expense amounts above.

The Company recorded $440,000 of income tax expense in the third quarter of fiscal 2012.  This is the net result of an income tax rate of 35.6% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by an increase in a valuation reserve on a state income tax net operating loss carryover, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $357,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 14.4%.  This is the net result of an income tax rate of 33.9% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, and by a full valuation reserve on the Company’s Canadian tax position. Additionally, income tax benefits totaling $0.5 million were recorded in the third quarter of fiscal 2011 related to the release of uncertain tax position liabilities and adjustments to deferred income tax liabilities.

The Company reported a net loss of ($377,000) in the third quarter of fiscal 2012 as compared to net income of $2,115,000 in the same period of the prior year.  The decreased net income is primarily the result of decreased net sales, decreased gross profit and increased income tax expense, partially offset by decreased operating expenses.  A diluted loss per share of ($0.02) in the third quarter of fiscal 2012 compares to $0.09 diluted income per share in the same period of fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted (loss)/earnings per share in the third quarter of fiscal 2012 were 24,360,000 shares as compared to 24,363,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2012	2011

Net Sales	$149,411	$142,700
Gross Profit	$34,208	$32,417
Operating Income	$8,691	$7,150

Lighting Segment net sales of $149,411,000 in the first nine months of fiscal 2012 increased 4.7% from fiscal 2011 same period net sales of $142,700,000.  The $6.7 million increase in Lighting Segment net sales is primarily the result of a $5.4 million or 8.3% net increase in lighting sales to our niche markets and national retail accounts, and a $1 million or 1.5% decrease in commissioned net sales to the commercial / industrial lighting market.  The Company replaced certain commissioned sales representatives during fiscal 2012, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term.  Lighting Segment sales to the international markets increased 21.4% to $10.2 million.  Sales of lighting to the petroleum / convenience store market represented 27.9% and 30.0% of Lighting Segment net sales in the first nine months of fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 2.0% from last year to $41,608,000.  Included in the net change, and offsetting other increases, was a $9.6 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $50.3 million in the first nine months of fiscal 2012, representing a 22.8% increase from the first nine month of fiscal 2011 net sales of solid-state LED light fixtures of $40.9 million. The Lighting Segment’s net sales related to LED video screens totaled $1.4 million, representing a 45.8% increase from the first nine months of fiscal 2011 sales of $1 million.

Gross profit of $34,208,000 in the first nine months of fiscal 2012 increased $1.8 million or 5.5% from the same period in fiscal 2011, and increased from 22.3% to 22.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, efficiencies gained in direct labor, decreased overhead absorption, increased employee compensation and benefits expense ($0.2 million), increased customer returns and concessions expense ($1.1 million), increased warranty expense ($0.2 million), decreased utility expense ($0.2 million), decreased outside service expense ($0.1 million), and decreased rent and lease expense ($0.2 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the weaknesses of the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $25,517,000 in the first nine months of fiscal year 2012 increased $0.3 million or 1% from the same period of fiscal 2011 primarily as the net result of decreased employee compensation and benefits expense ($0.4 million), decreased bad debt expense ($0.1 million), increased research and development expense ($1.0 million), increased sales commission ($0.5 million), increased outside service expenses ($0.1 million) and decreased customer relations expense ($0.9 million).

The Lighting Segment nine month fiscal 2012 operating income of $8,691,000 increased $1.5 million or 21.6% from operating income of $7,150,000 in the same period of fiscal 2011.  This increase of $1.5 million was primarily the net result of increased net sales, direct labor efficiencies, increased overhead spending, decreased overhead absorption and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2011	2010

Net Sales	$29,519	$56,383
Gross Profit	$4,382	$15,442
Operating (Loss) Income	$(2,216)	$8,403

Graphics Segment net sales of $29,519,000 in the first nine months of fiscal 2012 decreased 47.6% from fiscal 2011 same period net sales of $56,383,000.  The $26.9 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($24.1 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($3.4 million net decrease), two grocery retailers ($0.3 million decrease), a national drug store retailer ($1.4 million increase), a quick-service restaurant chain ($1 million increase) and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 44.3% and 72.6% of Graphics Segment net sales in the first nine months of fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 68.6% from last year to $13,088,000, with approximately $24.1 million of the decrease related to the completion of the program with 7-Eleven, Inc., who  replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.8 million in the first nine months of fiscal 2012 as compared to $3.6 million in the same period of the prior year.

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

Gross profit of $4,382,000 in the first nine months of fiscal 2012 decreased $11.1 million or 71.6% from the same period of fiscal 2011, and decreased from 27.0% to 14.4% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, decreased overhead absorption, decreased installation costs ($4.7 million) and decreased freight costs ($2.4 million).  The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures; $0.1 million decreased benefits and compensation; $0.2 million decreased warranty costs; and decreased utility expense ($0.1 million).

Selling and administrative expenses of $6,598,000 in the first nine months of fiscal 2012 decreased $0.4 million or 6.3% from the same period of fiscal 2011. The decrease in selling and administrative expenses is primarily the result of a decrease in employee compensation and benefits ($0.2 million), a decrease in supplies expense ($0.1 million), a decrease in customer relations expense ($0.2 million), a decrease in outside service expense $(0.2 million) and an increase in a goodwill impairment charge ($0.3 million).

The Graphics Segment nine month fiscal 2012 operating loss of $(2,216,000) compares to operating income of $8,403,000 in the same period of fiscal 2011.  The change from operating income in fiscal 2011 to an operating loss in fiscal 2012 was the net result of decreased net sales, decreased gross profit, and decreased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Nine Months Ended
	March 31
	2012	2011

Net Sales	$13,228	$16,053
Gross Profit	$4,242	$7,216
Operating Income	$2,811	$5,963

Electronic Components Segment net sales of $13,228,000 in the first nine months of fiscal 2012 decreased 17.6% from fiscal 2011 same period net sales of $16,053,000. The $2.8 million decrease in Electronic Components Segment net sales is the result of reduced sales to recurring customers.

Gross profit of $4,242,000 in the first nine months of fiscal 2012 decreased $3.0 million or 41.2% from the same period in fiscal 2011, and decreased from 20.8% to 14.1% as a percentage of net sales (customer plus inter-segment net sales).The decrease in amount of gross profit is the net result of decreased customer net sales, decreased intersegment net sales, increased compensation and benefits ($0.2 million) and increased warranty expense ($0.3 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the weaknesses of the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $1,431,000 in the first nine months of fiscal 2012 increased $0.2 million compared to the same period in fiscal 2011. The increase is primarily the result of increased employee compensation and benefits ($0.1 million) and increased research and development costs ($0.1 million).

The Electronic Components Segment nine month fiscal 2012 operating income of $2,811,000 decreased $3.2 million or 52.9% from operating income of $5,963,000 in the same period of fiscal 2011.  The decrease in operating income was the net result of decreased customer net sales, decreased intersegment sales, decreased gross profit and increased selling and administrative expenses. (The operating results of LSI Virticus are included in the total operating results of the Electronic Components Segment beginning March 20, 2012 and are contributing to the year-over-year comparison of expenses.)

All Other Category
(In thousands)	Nine Months Ended
	March 31
	2012	2011

Net Sales	$5,048	$4,148
Gross Profit	$1,134	$1,183
Operating (Loss)	$(1,047)	$(889)

All Other Category net sales of $5,048,000 in the first nine of fiscal 2012 increased 21.7% from fiscal 2011 net sales of $4,148,000.  The $0.9 million increase in the All Other Category net sales is primarily the result of increased net sales to a fast food chain and to increased installation service revenue.

The gross profit of $1,134,000 in the first nine months of fiscal 2012 compares to gross profit of $1,183,000 in the same period of fiscal 2011.  The slight drop in gross profit is the net result of increased net sales at lower margins.

Selling and administrative expenses of $2,181,000 in the first nine months of fiscal 2012 increased $0.1 million or 5.3% from the same period of fiscal 2011primarily as the net result of decreased benefit and wage expense ($0.4 million), increased research and development spending ($1.0 million), decreased bad debt expense ($0.3 million) and decreased commission expense ($0.1 million).

The All Other Category nine month fiscal 2012 operating loss of $(1,047,000) increased $158,000 or 17.8% from the loss in the same period in fiscal 2011.  The $0.2 million increase in operating loss was the net result of decreased gross profit on increased net sales and increased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2012	2011

Gross (Loss)	$(260)	$(665)
Operating (Loss)	$(4,748)	$(6,873)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $4,488,000 in the first nine months of fiscal 2012 decreased $1.7 million or 27.7% from the same period of the prior year.  The decrease in expense is the net result of reduced compensation and benefits expense ($0.3 million), decreased depreciation expense ($0.1 million), increased acquisition deal costs related to the acquisition of Virticus Corporation ($0.4 million) and reduced research and development expenses ($1.7 million).  Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company’s Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns LED video screen sales with the research and development resources required to support the video screen sales.

Consolidated Results

The Company reported net interest expense of $108,000 in the first nine months of fiscal 2012 as compared to net interest expense of $71,000 in the same period of fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest on the mortgage associated with the LSI ADL real estate and interest income on invested cash are included in the net interest expense amounts above.

The $1,664,000 income tax expense in the first nine months of fiscal 2012 represents a consolidated effective tax rate of 49.2%.  This is the net result of an income tax rate of 35.6% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by an increase in a valuation reserve on a state income tax net operating loss carryover, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $4,352,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 31.8%.  This is the net result of an income tax rate of 33.9% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by adjustments to deferred tax liabilities, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $1,719,000 in the first nine months of fiscal 2012 as compared to net income of $9,331,000 in the same period of the prior year.  The decreased net income is primarily the result of decreased net sales and decreased gross profit, partially offset by decreased operating expenses and by decreased income tax expense.  Diluted earnings per share were $0.07 in the first nine months of fiscal 2012 as compared to $0.38 in the same period of fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2012 were 24,352,000 shares as compared to 24,331,000 shares in the same period last year.

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

At March 31, 2012, the Company had working capital of $82.1 million, compared to $84.5 million at June 30, 2011.  The ratio of current assets to current liabilities was 4.87 to 1 as compared to a ratio of 4.92 to 1 at June 30, 2011.  The $2.4 million decrease in working capital from June 30, 2011 to March 31, 2012 was primarily related to the net effect of increased cash and cash equivalents ($14.5 million) and decreased accrued expenses ($2.3 million), offset by decreased net accounts receivable ($7.7 million), decreased net inventory ($8.1 million), increased accounts payable ($2 million), and decreased refundable income tax ($1.5 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $25.3 million of cash from operating activities in the first nine of fiscal 2012 as compared to a use of cash of $0.2 million in the same period of the prior year. This $25.5 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in accounts receivable (favorable change of $11.1 million), a decrease rather than an increase in inventories (favorable change of $23.9 million), a decrease in refundable income tax (favorable change of $0.7 million), a decrease rather than an increase in accrued expenses (unfavorable change of $2.5 million), an increase rather than a decrease in other current assets (unfavorable change of $0.9 million), less of a decrease in customer prepayments (unfavorable change of $0.9 million) and less net income (unfavorable change of $7.6 million).

Net accounts receivable were $37.3 million and $45.0 million at March 31, 2012 and June 30, 2011, respectively.  The decrease of $7.7 million in net receivables is primarily due to combined effects of lower amount of net sales in the third quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 and by a lower DSO.  The DSO decreased to 51 days at March 31, 2012 from 53 days at June 30, 2011. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at March 31, 2012 decreased $8.1 million from June 30, 2011 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in the first nine months of fiscal 2012 in the Lighting Segment of approximately $3.5 million, in the Graphics Segment of approximately $0.9 million, in the Electronic Components Segment of approximately $3.5 million and in the All Other Category of approximately $0.4 million.

Cash on hand, cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of April 26, 2012.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2015.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of April 26, 2012, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2012 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $5.5 million of cash related to investing activities in the first nine months of fiscal 2012 as compared to a use of $4 million in the same period of the prior year, an unfavorable change of $1.6 million.  The Company spent less on capital expenditure for fixed assets than the same period of the prior year ($1.5 million favorable change).  Capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2012 capital expenditures to be approximately $4.0 million, exclusive of business acquisitions, if any.  The Company also had a $3.0 million unfavorable change related to the acquisition of Virticus Corporation, consisting of the initial cash payment of $3.2 million less $0.2 million cash received.

The Company used $5.3 million of cash related to financing activities in the first nine months of fiscal 2012 as compared to a use of $3.7 million in the same period of the prior year.  The increased use of cash is primarily related to increased dividend payments and payoff of the mortgage associated with LSI ADL.

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

Cash Dividends

On April 25, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable May 15, 2012 to shareholders of record on May 8, 2012.  The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.  Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2012 consistent with the above dividend policy.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of March 31, 2012 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2012, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Nonqualified Deferred Compensation Plan.  Purchases of Company common shares for this plan in the third quarter of fiscal 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/12 to 1/31/12	459	$6.99	459	(1)
2/1/12 to 2/29/12	460	$7.26	460	(1)
3/1/12 to 3/31/12	449	$7.31	449	(1)
Total	1,368	$7.15	1,368	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Nonqualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the plan. At March 31, 2012, the Plan held 265,270 common shares of the Company and had distributed 128,292 common shares.

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
May 3, 2012