Form 10-K
period 2012-06-30
LSI INDUSTRIES INC
filed 2012-09-06
CIK 763532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012.

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
Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $136,048,000 based upon a closing sale price of $6.00 per share as reported on The NASDAQ Global Select Market.

At August 17, 2012 there were 24,020,475 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2012 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.    BUSINESS

Our Company

We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive screen and digital graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum/convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships located primarily in the United States. In addition, we are a leading provider of digital solid-state LED (light emitting diode) video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.

The Company seeks to expand its market share in the traditional Commercial/Industrial lighting market by combining its LED product innovation and lighting control solutions with a strong emphasis on high service levels, U.S. manufactured products and market focused solutions. We offer a complete line of competatively priced energy efficient exterior and interior lighting products. Our solutions are targeted to both energy retrofit and new construction markets.

We believe that national retailers and niche market companies are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting, technology and professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to combine standard, high-production lighting products, custom graphics applications and professional services to create complete customer-focused visual image solutions. We also offer products and services on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine graphics and lighting products and professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities, lighting products, lighting control systems, LED video screens, LED lighting products and professional services through acquisitions and internal development.

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. We develop and manufacture lighting, lighting control systems, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, JC Penney, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

Our business is organized as follows: the Lighting Segment, which represented 74% of our fiscal 2012 net sales; the Graphics Segment, which represented 16% of our fiscal 2012 net sales; the Electronic Components Segment, which represented 7% of our fiscal 2012 net sales; and an All Other Category, which represented 3% of our fiscal 2012 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 28%, 35%, and 34% of total net sales concentrated in this market in the fiscal years ended June 30, 2012, 2011, and 2010, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-26 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2012	2011	2010
Lighting Segment	$199,610	$197,632	$166,175
Graphics Segment	42,131	67,073	61,325
Electronic Components Segment	18,515	21,449	16,116
All Other Category	8,146	7,347	10,786

Total Net Sales	$268,402	$293,501	$254,402

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

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses, wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including solid-state LED, high-intensity discharge metal-halide, and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis, photometric layouts, and solid state LED video screens for the sports and advertising markets. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

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

Lighting Segment net sales of $199,610,000 in fiscal 2012 increased 1.0% from fiscal 2011 net sales of $197,632,000.  The $2.0 million increase in Lighting Segment net sales is primarily the result of a $5.6 million or 6.2% net increase in lighting sales to our niche markets and national retail accounts, and a $4.6 million or 4.9% decrease in commissioned net sales to the commercial / industrial lighting market.  The Company replaced certain commissioned sales representatives during fiscal 2012, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term.  Lighting Segment sales to the international markets increased 1.8% to $13.0 million.  Sales of lighting to the petroleum / convenience store market represented 28.1% and 28.5% of Lighting Segment net sales in fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 0.4% from last year to $56,136,000.  Included in the net change, and offsetting other increases, was a $9.7 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $68.9 million in fiscal 2012, representing a 14.8% increase from fiscal 2011 net sales of solid-state LED light fixtures of $60.0 million. The Lighting Segment’s net sales related to LED video screens totaled $1.9 million, representing a 73.7% increase from fiscal 2011 sales of $1.1 million.

Lighting Segment net sales of $197,632,000 in fiscal 2011 increased 18.9% from fiscal 2010 net sales of $166,175,000.  The $31.5 million increase in Lighting Segment net sales is primarily the net result of a $15.8 million or 21.3% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 18%, net sales to the automotive dealership market were up 57%, and net sales to the quick service restaurant market were up 20%) and national retail accounts, a $17.0 million or 22.0% increase in commissioned net sales to the commercial / industrial lighting market, and decreased net sales to the LED video sports screen market ($6.0 million or 85% decrease).  Sales of lighting to the petroleum / convenience store market represented 29% of Lighting Segment net sales in fiscal years 2011 and 2010, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 18% from fiscal 2010 to $56,369,000, with approximately $10.2 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  Lighting Segment fiscal 2010 net sales to 7-Eleven, Inc. were approximately $21.4 million for a similar LED replacement lighting program.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $60.0 million in fiscal 2011, representing a 59% increase from fiscal 2010 net sales of solid-state LED light fixtures of $37.8 million.

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

Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in new image conversion programs of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, and installation of these products in both the prototype and roll out phases of their program. In the past two years, we believe many of our retail customers have delayed their normal cycle of image refresh or conversions, and therefore will need to implement changes in the near future to maintain a safe, fresh or new image on their site in order to maintain or grow their market share.

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, and installation services for graphics products.

Graphics Segment net sales of $42,131,000 in fiscal 2012 decreased 37.2% from fiscal 2011 net sales of $67,073,000.  The $24.9 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($23.8 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($1.9 million net decrease), two grocery retailers ($1.4 million net increase), a national drug store retailer ($1.4 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 42.9% and 70.7% of Graphics Segment net sales in fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 61.9% from last year to $18,054,000, with approximately $23.8 million of the decrease related to the completion of the program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.0 million in fiscal 2012 as compared to $3.9 million in the same period of the prior year.

Graphics Segment net sales of $67,073,000 in fiscal 2011 increased 9.4% from fiscal 2010 net sales of $61,325,000.  The $5.7 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to twelve petroleum / convenience store customers ($8.7 million net increase), grocery market ($2.5 million decrease), a national drug store retailer ($3.2 million decrease), a fast food restaurant chain ($1.1 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 71% and 63% of Graphics Segment net sales in fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 23% from fiscal 2010 to $47,394,000, with approximately $29.7 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of solid-state LED lighting for signage totaled $3.9 million in fiscal 2011 as compared to $13.2 million in the prior year.

Electronic Components Segment

The Electronic Components Segment includes the results of LSI ADL Technology and LSI Virticus.  ADL Technology operates in Columbus, Ohio and designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. The Company acquired AdL Technology in fiscal 2010 as a vertical integration of circuit boards for LED lighting as well as the Company’s other LED product lines such as digital scoreboards, advertising ribbons and billboards. LSI ADL Technology allows the Company to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components.   LSI Virticus, acquired by the Company in March 2012, operates in Portland, Oregon and designs, engineers and assembles wireless, internet-based lighting control systems.

Electronic Components Segment net sales of $18,515,000 in fiscal 2012 decreased 13.7% from fiscal 2011 net sales of $21,449,000. (Beginning in March 2012, the operating results of LSI Virticus are combined with the operating results of LSI ADL Technology to represent the Electronic Components Segment. LSI Virticus sales represent a small share of total segment sales.)  The $2.9 million decrease in Electronic Components Segment net sales is primarily the result of a $0.4 million decrease in sales to original equipment manufacturers, a $0.1 million decrease to medical markets, a $0.8 million decrease to retail markets, and a $1.1 million decrease to telecommunications markets.  In addition to the Segment’s decline in customer sales, its inter-segment sales decreased 13.9% due to inventory rationalization and reductions of LED circuit board assemblies used in light fixtures having solid-state LED technology.

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

All Other Category

The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the three reportable business segments. Operating results of LSI Saco Technologies, LSI Images, LSI Adapt and LSI Marcole are included in the All Other Category. The major products and services offered by operations included in the All Other Category include:  design, production, and support of high-performance light engines and large format video screens using LED technology;  exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and installation management services related to products of the Graphics Segment; and for fiscal 2010, electrical wire harnesses (for LSI’s light fixtures and for the white goods or appliance industry).  LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for both lighting and graphics applications. This technology has been applied in the Company’s Lighting Segment in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the traditional metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.

All Other Category net sales of $8,146,000 in fiscal 2012 increased 10.9% from fiscal 2011 net sales of $7,347,000.  The $0.8 million increase in the All Other Category net sales is primarily the net result of increased net menu board sales to fast food chains ($1.2 million) and increased installation management revenue ($1.2 million), partially offset by decreased LED video screen and specialty LED lighting sales to the Entertainment and other markets ($1.7 million).

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

Goodwill and Intangible Asset Impairment

In fiscal 2012, we recorded a $258,000, non-cash full goodwill impairment charge in one of the reporting units in the Graphics Segment due to a decline in estimated discounted cash flows and a decline in the market capitalization of the Company.  There was no impairment of the Company’s indefinite-lived intangible assets.

There were no impairments of goodwill or intangible assets in fiscal 2011.

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

Product Development Focus. We believe that our ability to successfully identify, patent and develop new products has allowed us to expand our market opportunity and enhance our market position.  Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. In addition, we believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.

Development of Innovative and Patentable Solid State Lighting Technology.  We have developed an expanding portfolio of technology patents related to the design of LED based products which are used to establish performance based product leadership in the markets we serve.

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

Aggressive Use of Our Image Center Capabilities. Our image center and i-Zone marketing center capabilities provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics and lighting into a complete corporate visual image program. Our technologically advanced image centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our Vertically Integrated Business Model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing unique customer-oriented products, solutions and technology, and outsource certain non-core processes and product components as necessary.

Sales, Marketing and Customers

Our lighting products are sold primarily throughout the United States, but also in Canada, Australia, Latin America, Europe and the Middle East (about 6% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, LED video screens, electronic components, and other products and services sold by operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

Our Image center and i-Zone marketing center capabilities are important parts of our sales process. The image center, unique within the lighting and graphics industry, is a facility that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that our image center and i-Zone marketing center capabilities result in the best solution for our customers’ needs.

The Image and i-Zone marketing centers also contain comprehensive indoor and outdoor product display areas that allow our customers to see many of our products and services in one setting. This aids our customers in making quick and effective lighting and graphic design decisions through hands-on product demonstrations and side-by-side comparisons. More importantly, these capabilities allow us to expand our customer’s interest from just a single product into other products and solutions. We believe that our Image center and i-Zone marketing center capabilities have further enhanced our position as a highly qualified outsourcing partner capable of guiding a customer through image alternatives utilizing our lighting and graphics products and services. We believe this capability distinguishes us from our competitors and will become increasingly beneficial in attracting additional customers.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire harnesses, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electronic components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our Lighting operations generally carry a certain level of sub-assemblies in inventory and relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory.  In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.  The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times, or worldwide shortages of electronic components.  LED products are generally made to order and shipped shortly after assembly is complete. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment. Our Electronic Components operation purchases electronic components from multiple suppliers and manufactures custom electronic circuit boards.  Most products are made to order and, as a result, this operation does not carry very much finished goods.

We believe we are a low-cost producer for our types of products, and as such, are in a position to promote our product lines with substantial marketing and sales activities.

We currently operate out of twelve manufacturing facilities and two sales facilities in eight U.S. states and Canada. During fiscal 2012, we added a facility with the acquisition of Virticus Corporation.  During fiscal 2011, we consolidated our smallest Lighting manufacturing facility into our largest facility.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $32.2 million and $28.7 million at June 30, 2012 and 2011, respectively. All orders are believed to be shippable or installed within twelve months. The increase as of June 30, 2012 relates primarily to an increase of orders in our Lighting Segment.

We have approximately 1,246 full-time and 210 temporary employees as of June 30, 2012. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets and financial resources than we have. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

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

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 61% and 62% of the cost of sales in 2012 and 2011, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. There are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times from electronic component suppliers have significantly increased for some component parts and prices of some of these electronic component parts have increased during this period of shortages.  Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 28% of our net sales in fiscal year 2012 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

The Company is committed to product innovation on a timely basis to meet customer demands. Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues. Products or technologies developed by others may render the Company’s products or technologies obsolete or noncompetitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s operating results and competitive position within the industry. More specifically, the development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends.  Rapidly changing product technologies could adversely impact operating results due to potential technological obsolescence of certain inventories or increased warranty expense related to newly developed LED lighting products.  We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers that could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position. In addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company has fourteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	156,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	LSI Industries sales and engineering office	9,000 sq. ft. (includes 3,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned

8)	LSI Retail Graphics office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Woonsocket, RI	Owned (a)

9)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (b)

10)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

11)	LSI Saco Technologies office and manufacturing	29,000 sq. ft. (includes 6,000 sq. ft. of office space)	Montreal, Canada	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Columbus, OH	Owned

13)	LSI Virticus office and manufacturing/assembly	11,000 sq. ft. (includes 5,000 sq. ft. of office space	Beaverton, OR	Leased

(a)	This represents two facilities.
(b)	The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,327,000 square feet) adequate for its current level of operations.

ITEM 3.    LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Common share information appears in Note 16 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-41 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-43 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 50% and 70% of the then current fiscal year net income forecast. Accordingly, the Board of Directors established a new indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2012 consistent with the above dividend policy. This $0.24 per share indicated annual cash dividend rate was reaffirmed by the Company’s Board of Directors for fiscal 2013 as well. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995.

At August 17, 2012, there were 500 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)
The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/12 to 4/30/12	578	$7.12	578	(1)
5/1/12 to 5/31/12	767	$6.42	767	(1)
6/1/12 to 6/30/12	--	$--	--	(1)
Total	1,345	$6.76	1,345	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2012 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2007 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

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

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments (if any) and pays interest expense on its debt (if any). Because of variable interest rates, the Company is exposed to the risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the current balance in the Company’s short-term cash investments and absence of any outstanding variable rate debt, the adverse exposure to interest rate fluctuations has decreased considerably.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, light bulbs, fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic, lenses, glass, vinyls, inks, LEDs, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. Other than industry-wide electronic component supply shortages and the recent shortage in rare earth minerals used in fluorescent lamps, the Company has not experienced any significant supply problems in recent years.  Supply shortages of certain electronic components and certain other parts in fiscal 2011 and fiscal 2012 have caused some production and shipment delays, and the Company is dealing with some increased supply chain lead times. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2012, the raw material component of cost of goods sold subject to price risk was approximately $128 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. In response to rising material prices, the Company’s Lighting Segment announced price increases ranging from 5% to 7%, depending on the product, effective with September 2011 orders. While competitors of the Company’s lighting business have announced similar price increases, the lighting market remains very price competitive. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	F-15

Report of Independent Registered Public Accounting Firm	F-16

Report of Independent Registered Public Accounting Firm	F-17

Consolidated Statements of Income for the years ended June 30, 2012, 2011, and 2010	F-18

Consolidated Balance Sheets at June 30, 2012 and 2011	F-19

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, 2011, and 2010	F-21

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011, and 2010	F-22

Notes to Consolidated Financial Statements	F-23

Financial Statement Schedules:

II — Valuation and Qualifying Accounts for the years ended June 30, 2012, 2011, and 2010	F-44

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found in Note 16 of the accompanying consolidated financial statements.

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-15.

ITEM 9B.   OTHER INFORMATION

None.

 PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 15, 2012, as filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).
10.1
Credit Agreement by and among LSI as the Borrower, the banks party thereto as the lenders thereunder, PNC Bank National Association as the Administrative Agent and the Syndication Agent, Dated as of March 30, 2001 (incorporated by reference to Exhibit 4 to LSI’s Form 10-K for the fiscal year ended June 30, 2001).

10.2
Amendment No. 6 to Credit Agreement dated January 12, 2007 among the Registrant, PNC Bank, National Association, in its capacity as Lender and The Fifth Third Bank (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 17, 2007).

10.3
Amendment to Credit Agreement dated March 27, 2012 among the Registrant, PNC Bank, National Association, in its capacity as administrative agent and syndication agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank.

10.4
Amendment to Credit Agreement dated April 11, 2011 among the Registrant, PNC Bank, National Association, in its capacity as syndication agent and administrative agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-K filed August 26, 2011).

10.5
Amendment to Credit Agreement dated November 4, 2009 among the Registrant, PNC Bank, National Association, in the capacity as syndication agent and administrative agent, PNC Bank, National Association, in its capacity as lender and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended September 30, 2009).

10.6	Loan Agreement dated January 12, 2007 among The Fifth Third Bank, LSI Saco Technologies Inc. and LSI, as guarantor (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 17, 2007).

10.7		Continuing and Unlimited Guaranty Agreement dated January 12, 2007 executed by the Registrant (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed January 17, 2007).

10.8
First Amendment to Loan Agreement and Guaranty dated as of June 8, 2007 among the Registrant, LSI Saco Technologies Inc., and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed June 11, 2007).

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of July 1, 2012).

10.10	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038).

10.11	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039).

10.12	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.13	*
Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.14	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 18, 2010) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 24, 2010).

10.15	*	Amended Agreement dated January 25, 2005 with Robert J. Ready (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005).

10.16	*	Amended Agreement dated January 25, 2005 with James P. Sferra (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005).

14	Code of Ethics (incorporated by reference to Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements
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

LSI INDUSTRIES INC.

September 6, 2012	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
Chairman of the Board and Chief Executive Officer

We, the undersigned directors and officers of LSI Industries Inc. hereby severally constitute Robert J. Ready and Ronald S. Stowell, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert J. Ready	Chairman of the Board and Chief Executive
Robert J. Ready Date: September 6, 2012	Officer (Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and
Ronald S. Stowell Date: September 6, 2012	Treasurer (Principal Financial and Accounting Officer)

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 6, 2012

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 6, 2012

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 6, 2012

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 6, 2012

/s/ James P. Sferra	Executive Vice President
James P. Sferra	— Manufacturing, Secretary, and Director
Date: September 6, 2012

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

Net Sales by Business Segment

(In thousands)	2012	2011	2010
Lighting Segment	$199,610	$197,632	$166,175
Graphics Segment	42,131	67,073	61,325
Electronic Components Segment	18,515	21,449	16,116
All Other Category	8,146	7,347	10,786
Total Net Sales	$268,402	$293,501	$254,402

Operating Income (Loss) by Business Segment

(In thousands)	2012	2011	2010
Lighting Segment	$11,828	$9,901	$7,803
Graphics Segment	(1,938)	7,895	4,507
Electronic Components Segment	3,634	7,886	2,279
All Other Category	(1,114)	(543)	(1,807)
Corporate and Eliminations	(6,079)	(8,835)	(10,873)
Total Operating Income	$6,331	$16,304	$1,909

Summary Comments

Fiscal 2012 net sales of $268,402,000 decreased $25.1 million or 8.55% as compared to fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $2.0 million or 1.0%) and the All Other Category (up $0.8 million or 10.9%). Net sales were unfavorably influenced by Graphics Segment (down $24.9 million or 37.2%), and the Electronic Components Segment (down $2.9 million or 13.7%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $74,190,000 or 27.6% of total net sales and $103,763,000 or 35.4% of total net sales in fiscal 2012 and 2011, respectively.  The $29.6 million or 28.5% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

The Company recorded goodwill impairment expense in fiscal 2012 totaling $258,000 in the Graphics Segment. There was no goodwill impairment expense in fiscal 2011 or fiscal 2010. The company recorded intangible asset impairment expenses in fiscal 2010 totaling $153,000 ($16,000 in the Lighting Segment and $137,000 in the All Other Category). There were no such intangible asset impairment expenses in fiscal 2012 or fiscal 2011.

The Company recorded acquisition-related and other professional fees expenses in fiscal 2012, totaling $610,000 ($25,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI Virticus and $585,000 of acquisition transaction costs and related expenses for the acquisition of LSI Virticus). There were no such similar significant expenses in fiscal 2011. The Company also recorded significant acquisition-related and other professional fees expenses in fiscal 2010, totaling $1,198,000 ($678,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI ADL Technology, and $520,000 of acquisition transaction costs related to the acquisition of LSI ADL Technology).  See also the section below on Non-GAAP Financial Measures.

 The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2012	FY 2011	% Change

First Quarter	$15,842	$16,673	(5.0)%
Second Quarter	20,471	17,585	16.4%
First Half	36,313	34,258	6.0%
Third Quarter	17,285	12,943	33.5%
Nine Months	53,598	47,201	13.6%
Fourth Quarter	19,802	21,453	(7.7)%
Full Year	$73,400	$68,654	6.9%

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2012 total LED net sales of $73,400,000 and the $4.7 million or 6.9% increase over the prior year were primarily the net result of Lighting Segment LED net sales of $70.7 million (up $9.6 million or 15.7%), Graphics Segment LED net sales of $1.0 million (down $2.9 million or 75.0%) and All Other Category LED net sales of $1.7 million (down $2.0 million or 53.9%).  (Net sales reflect the reclassification of the LED video screen product line from the Graphics Segment to the Lighting Segment.  See Note 2.)

Fiscal 2011 net sales of $293,501,000 increased $39.1 million or 15.4% as compared to fiscal 2010.   Net sales were favorably influenced by increased net sales of the Lighting Segment (up $31.5 million or 18.9%), the Graphics Segment (up $5.7 million or 9.4%), and the Electronic Components Segment (up $5.3 million or 33.1%).  Net sales were unfavorably influenced by decreased net sales of the All Other Category (down $3.4 million or 31.9%).   Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $103,763,000 or 35% of total net sales and $86,302,000 or 34% of total net sales of fiscal 2011 and 2010, respectively.  The $18.5 million or 21% increase is primarily due to an increase of sales of solid-state LED lighting into this market.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2012 and 2010 fiscal years reported in conformity with accounting principals generally accepted in the United States of America (U.S. GAAP). Adjusted net income and earnings per share, which exclude the impact of the acquisition transaction costs and related expenses (LSI Virticus and LSI ADL Technology), acquisition-related fair value inventory adjustments, the loss on the sale of LSI Marcole, and goodwill and intangible asset impairments, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

	FY 2012			FY 2011		FY 2010
(In thousands, except per share data; unaudited)	Amount		Diluted EPS	Amount	Diluted EPS	Amount		Diluted EPS

Reconciliation of net income to adjusted net income:

Net income as reported	$3,224		$0.13	$10,828	$0.44	$1,424		$0.06

Adjustment for the loss on sale of LSI Marcole, inclusive of the income tax effect	—		—	—	—	422	(1)	0.02

Adjustment for the acquisition transaction costs, related expenses, and acquisition-related fair value inventory adjustments, inclusive of the income tax effect	373	(2)	0.02	—	—	791	(3)	0.03

Adjustment for goodwill and intangible asset impairments, inclusive of the income tax effect	258	(4)	0.01	—	—	148	(5)	0.01

Adjusted net income and earnings per share	$3,855		$0.16	$10,828	$0.44	$2,785		$0.12

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated.  The income tax effects were as follows (in thousands):

(1)	$217

(2)	$237

(3)	$407

(4)	$0

(5)	$5

Results of Operations

2012 Compared to 2011

Lighting Segment

(In thousands)
	2012	2011

Net Sales	$199,610	$197,632
Gross Profit	$46,463	$44,389
Operating Income	$11,828	$9,901

Lighting Segment net sales of $199,610,000 in fiscal 2012 increased 1.0% from fiscal 2011 net sales of $197,632,000.  The $2.0 million increase in Lighting Segment net sales is primarily the net result of a $5.6 million or 6.2% net increase in lighting sales to our niche markets and national retail accounts, a $4.6 million or 4.9% decrease in commissioned net sales to the commercial / industrial lighting market, and a $0.8 million or 73.7% increase in LED video screen net sales.  The Company chose to strategically replace certain commissioned sales representatives during fiscal 2012, which could have the short-term effect of disrupting sales, with a view towards accelerating sales growth in the long-term.  Lighting Segment sales to the international markets increased 1.8% to $13.0 million.  Sales of lighting to the petroleum / convenience store market represented 28.1% and 28.5% of Lighting Segment net sales in fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 0.4% from last year to $56,136,000.  Included in the net change, and offsetting other increases, was a $9.7 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $68.9 million in fiscal 2012, representing a 14.8% increase from fiscal 2011 net sales of solid-state LED light fixtures of $60.0 million. The Lighting Segment’s net sales related to LED video screens totaled $1.9 million, representing a 73.7% increase from fiscal 2011 sales of $1.1 million.

Gross profit of $46,463,000 in fiscal 2012 increased $2.1 million or 4.7% from fiscal 2011, and increased from 22.1% to 23.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, efficiencies gained in direct labor, decreased overhead absorption, increased employee compensation and benefits expense ($0.3 million), increased customer returns and concessions expense ($1.3 million), increased warranty expense ($0.8 million), decreased utility expense ($0.2 million), decreased outside service expense ($0.3 million), and decreased rent and lease expense ($0.2 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the issues with the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $34,635,000 in fiscal 2012 increased $0.1 million or 0.4% from fiscal 2011 primarily as the net result of decreased employee compensation and benefits expense ($0.4 million), decreased bad debt expense ($0.5 million), increased research and development expense ($1.4 million), increased sales commission ($0.3 million), increased outside service expenses ($0.3 million), decreased royalty income ($0.2 million) and decreased customer relations expense ($1.2 million).

The Lighting Segment fiscal 2012 operating income of $11,828,000 increased $1.9 million or 19.5% from operating income of $9,901,000 in fiscal 2011.  This increase of $1.9 million was primarily the net result of increased net sales, direct labor efficiencies, increased overhead spending, and decreased overhead absorption.

Graphics Segment

(In thousands)
	2012	2011

Net Sales	$42,131	$67,073
Gross Profit	$6,765	$17,013
Operating Income (Loss)	$(1,938)	$7,895

Graphics Segment net sales of $42,131,000 in fiscal 2012 decreased 37.2% from fiscal 2011 net sales of $67,073,000.  The $24.9 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($23.8 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($1.9 million net decrease), two grocery retailers ($1.4 million net increase), a national drug store retailer ($1.4 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 42.9% and 70.7% of Graphics Segment net sales in fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 61.9% from last year to $18,054,000, with approximately $23.8 million of the decrease related to the completion of the program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.0 million in fiscal 2012 as compared to $3.9 million in the same period of the prior year.

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

Gross profit of $6,765,000 in fiscal 2012 decreased $10.2 million or 60.2% from fiscal 2011, and decreased from 25.0% to 15.5% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of decreased net sales, decreased overhead absorption, decreased installation costs ($5.5 million) and decreased freight costs ($2.3 million).  The following items also influenced the Graphics Segment’s gross profit margin: competitive pricing pressures; increased benefits and compensation ($0.3 million); decreased warranty costs ($0.2 million); increased supplies expense ($0.2 million); increased repairs and maintenance expense ($01. million); and decreased utility expense ($0.1 million).

Selling and administrative expenses of $8,703,000 in fiscal 2012 decreased $0.4 million or 4.6% from fiscal 2011. The decrease in selling and administrative expenses is primarily the result of a decrease in employee compensation and benefits ($0.1 million), a decrease in customer relations expense ($0.2 million), a decrease in outside service expense ($0.2 million) and an increase in a goodwill impairment charge ($0.3 million).

The Graphics Segment fiscal 2012 operating loss of $(1,938,000) compares to operating income of $7,895,000 in fiscal 2011.  The change from operating income in fiscal 2011 to an operating loss in fiscal 2012 was primarily the result of decreased net sales and decreased gross profit partially offset by decreased selling and administrative expenses.

Electronic Components Segment

(In thousands)
	2012	2011

Net Sales	$18,515	$21,449
Gross Profit	$5,815	$9,601
Operating Income	$3,634	$7,886

Electronic Components Segment net sales of $18,515,000 in fiscal 2012 decreased 13.7% from fiscal 2011 net sales of $21,449,000. (Beginning in March 2012, the operating results of LSI Virticus are combined with the operating results of LSI ADL Technology to represent the Electronic Components Segment. LSI Virticus sales represent a small share of total segment sales.)  The $2.9 million decrease in Electronic Components Segment net sales is primarily the result of a $0.4 million decrease in sales to original equipment manufacturers, a $0.1 million decrease to medical markets, a $0.8 million decrease to retail markets, and a $1.1 million decrease to telecommunications markets.  In addition to the Segment’s decline in customer sales, its inter-segment sales decreased 13.9% due to inventory rationalization and reductions of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $5,815,000 in fiscal 2012 decreased $3.8 million or 39.4% from fiscal 2011, and decreased from 20.4% to 14.3% as a percentage of net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is the net result of decreased customer net sales; decreased intersegment net sales; increased compensation and benefits ($0.7 million); decreased repairs and maintenance expense ($0.1 million); and increased warranty expense ($0.4 million).  An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the issues with the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future quarters.

Selling and administrative expenses of $2,181,000 in fiscal 2012 increased $0.5 million or 27.2% compared to fiscal 2011. The increase is primarily the result of increased employee compensation and benefits ($0.2 million) and increased research and development costs ($0.2 million).

The Electronic Components Segment fiscal 2012 operating income of $3,634,000 decreased $4.3 million or 53.9% from operating income of $7,886,000 in fiscal 2011.  The decrease in operating income was the net result of decreased customer net sales, decreased intersegment sales, decreased gross profit and increased selling and administrative expenses.

All Other Category

(In thousands)
	2012	2011

Net Sales	$8,146	$7,347
Gross Profit	$1,554	$2,089
Operating (Loss)	$(1,114)	$(543)

All Other Category net sales of $8,146,000 in fiscal 2012 increased 10.9% from fiscal 2011 net sales of $7,347,000.  The $0.8 million increase in the All Other Category net sales is primarily the net result of increased net menuboard sales to fast food chains ($1.2 million), increased project management revenue ($1.2 million) offset by decreased LED video screen and specialty LED lighting sales to the Entertainment and other markets ($1.7 million).

The gross profit of $1,554,000 in fiscal 2012 decreased $0.5 million or 25.6% from fiscal 2011, and decreased from 16.2% to 11.1% as a percentage of net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is the net result of competitive pricing pressures and mix of less profitable service revenue partially offset by increased customer net sales and increased intersegment sales.

Selling and administrative expenses of $2,668,000 in fiscal 2012 increased 1.4% from fiscal 2011 primarily as the net result of decreased benefit and wage expense ($0.4 million), increased research and development spending ($1.1 million), decreased bad debt expense ($0.3 million) and decreased commission expense ($0.1 million).

The All Other Category fiscal 2012 operating loss of $(1,114,000) increased $571,000 from the loss in fiscal 2011.  The $0.6 million increase in operating loss was the net result of decreased gross profit on increased net sales.

Corporate and Eliminations

(In thousands)
	2012	2011

Gross Profit	$(284)	$(747)
Operating (Loss)	$(6,079)	$(8,835)

The negative gross profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $5,795,000 in fiscal 2012 decreased $2.3 million or 28.4% from fiscal 2011.  The decrease in expense is the net result of reduced compensation and benefits expense ($0.4 million), decreased depreciation expense ($0.2 million), increased acquisition transaction costs related to the acquisition of Virticus Corporation ($0.4 million), increased outside service expense ($0.1 million) and reduced research and development expenses ($2.4 million).  Effective July 1, 2011, management implemented a policy whereby research and development expenses required to support LED video screen technology, which originate at the Company’s Montreal facility in the All Other Category, are charged to other LSI locations based upon the usage of these research and development resources. In previous years, these same research and development costs were charged entirely to corporate administrative expense. This change resulted in a reduction in research and development expenses on corporate and a corresponding increase in research and development expenses in the Lighting Segment and the All Other Category. This change more closely aligns research and development resources required to support LED lighting products and video screen sales.

Consolidated Results

The Company reported net interest expense of $140,000 in fiscal 2012 as compared to net interest expense of $137,000 in fiscal 2011.  Commitment fees related to the unused portions of the Company’s lines of credit, interest expense on a mortgage, and interest income on invested cash are included in the net interest expense amounts above.

The $2,967,000 income tax expense in fiscal 2012 represents a consolidated effective tax rate of 47.9%.  This is the net result of an income tax rate of 38.9% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by an increase in a valuation reserve on a state income tax net operating loss carryover, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $5,339,000 income tax expense in fiscal 2011 represents a consolidated effective tax rate of 33.0%.  This is the net result of an income tax rate of 31.2% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, by adjustments to deferred tax liabilities, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $3,224,000 in fiscal 2012 as compared to net income of $10,828,000 in fiscal 2011.  The decreased net income is primarily the result of decreased net sales and decreased gross profit, partially offset by decreased operating expenses and by decreased income tax expense.  Diluted earnings per share were $0.13 in fiscal 2012 as compared to $0.44 in fiscal 2011. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2012 were 24,352,000 shares as compared to 24,339,000 shares in fiscal 2011.

2011 Compared to 2010

Lighting Segment

(In thousands)
	2011	2010

Net Sales	$197,632	$166,175
Gross Profit	$44,389	$37,295
Operating Income	$9,901	$7,803

Lighting Segment net sales of $197,632,000 in fiscal 2011 increased 18.9% from fiscal 2010 net sales of $166,175,000.  The $31.5 million increase in Lighting Segment net sales is primarily the net result of a $19.8 million or 24.7% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 19%, net sales to the automotive dealership market were up 58%, and net sales to the quick service restaurant market were up 20%) and national retail accounts, a $17.5 million or 22.2% increase in commissioned net sales to the commercial / industrial lighting market, and decreased net sales to the LED video sports screen market ($6.0 million  or 85% decrease).  Sales of lighting to the petroleum / convenience store market represented 29% of Lighting Segment net sales in fiscal years 2011 and 2010.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 19% from fiscal 2010 to $61,066,000, with approximately $10.2 million related to a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting.  Lighting Segment fiscal 2010 net sales to 7-Eleven, Inc. were approximately $21.4 million for a similar LED replacement lighting program.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $60.0 million in fiscal 2011, representing a 59% increase from fiscal 2010 net sales of solid-state LED light fixtures of $37.8 million.

Gross profit of $44,389,000 in fiscal 2011 increased $7.1 million or 19% from fiscal 2010, and increased from 21.6% to 22.1% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, and increased overhead absorption.  The following items also influenced the Lighting Segment’s gross profit margin:  competitive pricing pressures; $2.2 million increased freight costs; $0.3 million increased benefits and compensation; $0.3 million increased utilities; $0.2 million increased warranty costs; $0.2 million increased repairs and maintenance; $0.4 million increased outside service costs; $0.1 million increased depreciation expense; and $0.6 million increased manufacturing supplies expense.

Selling and administrative expenses of $34,488,000 in fiscal 2011 increased $5.0 million from fiscal 2010.  The following items were the primary contributors to the increase:  $2.9 million increased sales commission expense reflective of increased net sales; $0.4 million increased research and development expense; $0.8 million increased customer relations expense; $0.2 million increased outside services; $0.1 million increased sales samples expense; $0.1 million decreased communications expense; $0.1 million decreased royalty income; $0.1 million increased advertising; $0.5 million increased bad debt expense; and increased expense related to a patent settlement agreement.

The Lighting Segment fiscal 2011 operating income of $9,901,000 increased $2.1 million or 26.9% from operating income of $7,803,000 in fiscal 2010.  This increase of $2.1 million was the net result of increased net sales, increased gross profit (at increased margin percentages), and increased selling and administrative expenses.

Graphics Segment

(In thousands)
	2011	2010

Net Sales	$67,073	$61,325
Gross Profit	$17,013	$13,671
Operating Income	$7,895	$4,507

Graphics Segment net sales of $67,073,000 in fiscal 2011 increased 9.4% from fiscal 2010 net sales of $61,325,000.  The $5.7 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to twelve petroleum / convenience store customers ($8.7 million net increase), a grocery market ($2.5 million decrease), a national drug store retailer ($3.2 million decrease), a fast food restaurant chain ($1.1 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 71% and 63% of Graphics Segment net sales in fiscal years 2011 and 2010, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 23% from fiscal 2010 to $47,394,000, with approximately $29.7 million related to a program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of solid-state LED lighting for signage totaled $3.9 million in fiscal 2011 as compared to $13.2 million in the prior year.

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

Gross profit of $17,013,000 in fiscal 2011 increased $3.3 million or 24% from fiscal 2010, and increased from 22.0% to 25.0% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, and decreased overhead absorption.  The following items also influenced the Graphics Segment’s gross profit margin:  competitive pricing pressures; $0.1 million decreased freight costs; $0.1 million decreased rent/lease expense; and $0.1 million increased property taxes.

Selling and administrative expenses of $9,118,000 in fiscal 2011 were relatively flat from fiscal 2010.  The following items of expense changed between years as follows:  $0.1 million decreased compensation and benefits; $0.1 million increased rent expense; $0.2 million decreased customer relations expense; $0.1 million increased outside services expense; $0.1 million increased royalty expense; and $0.1 million decreased sales commission expense.

The Graphics Segment fiscal 2011 operating income of $7,895,000 increased $3.4 million or 75% from operating income of $4,507,000 in fiscal 2010.  The $3.4 million increase in operating income was the result of increased net sales, increased gross profit, and decreased selling and administrative expenses.

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

Selling and administrative expenses of $8,088,000 in fiscal 2011 were down $2.4 million or 23.2% from the same period of the prior year.  The reduction in expense is primarily related to the net result of $1.3 million reduced compensation and benefits expense, $0.1 million increased repair and maintenance expense, $0.1 million reduced audit and accounting fees, $0.1 million reduced outside consulting services, $0.4 million reduced research and development expenses, and no acquisition transaction costs in fiscal 2011 as compared to $0.5 million in the prior year.

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

At June 30, 2012, the Company had working capital of $83.7 million, compared to $84.5 million at June 30, 2011.  The ratio of current assets to current liabilities was 4.65 to 1 as compared to a ratio of 4.92 to 1 at June 30, 2011.  The $0.8 million decrease in working capital from June 30, 2011 to June 30, 2012 was primarily related to the net effect of increased cash and cash equivalents ($11.2 million) and decreased accrued expenses ($1.2 million), offset by decreased net accounts receivable ($0.6 million), decreased net inventory ($9.0 million), increased accounts payable ($1.9 million), increased accrued income tax ($0.6 million) and decreased refundable income tax ($1.6 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $24.4 million of cash from operating activities in fiscal 2012 as compared to a use of cash of $3.8 million in fiscal 2011. This $28.2 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in accounts receivable (favorable change of $11.2 million), a decrease rather than an increase in inventories (favorable change of $19.4 million), a decrease rather than an increase in refundable income tax (favorable change of $2.2 million), an increase rather than a decrease in accounts payable (favorable change of $4.7 million), an increase rather than a decrease in customer prepayments (favorable change of $2.0 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $1.9 million), less of a decrease in deferred income tax assets (unfavorable $0.7 million), a decrease rather than an increase in the allowance for doubtful accounts (unfavorable change of $0.9 million), and less net income (unfavorable change of $7.6 million).

Net accounts receivable were $44.4 million and $45.0 million at June 30, 2012 and June 30, 2011, respectively.  The decrease of $0.6 million in net receivables is primarily due to the net effect of a lower amount of net sales in the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, partially offset by a higher DSO.  The DSO increased to 55 days at June 30, 2012 from 53 days at June 30, 2011. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at June 30, 2012 decreased $9.0 million from June 30, 2011 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in fiscal 2012 in the Lighting Segment of approximately $3.9 million, in the Graphics Segment of approximately $1.3 million, in the Electronic Components Segment of approximately $2.9 million and in the All Other Category of approximately $1.3 million.

Cash on hand, cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its bank group, with all $30 million of the credit line available as of August 24, 2012.  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2015.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of August 24, 2012, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2013 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $6.4 million of cash related to investing activities in fiscal 2012 as compared to a use of $4.7 million in the prior year, an unfavorable change of $1.7 million.  The Company spent less on capital expenditures for fixed assets than prior year ($1.3 million favorable change).  Capital spending in both years is primarily for tooling and equipment.   The Company also had a $3.0 million unfavorable change related to the acquisition of Virticus Corporation, consisting of the initial cash payment of $3.2 million less $0.2 million cash received. The Company expects fiscal 2013 capital expenditures to be approximately $9.0 million, exclusive of business acquisitions, if any. The majority of the fiscal 2013 capital expenditures is to invest in new machinery and equipment and to upgrade the company’s Enterprise Resource Planning (ERP) software.

The Company used $6.8 million of cash related to financing activities in fiscal 2012 as compared to a use of $4.9 million in fiscal 2011.  The increased use of cash is primarily related to increased dividend payments and payoff of the mortgage associated with LSI ADL.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as of June 30, 2012 (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Acquisition Contingent Earn Out Obligations	$5,000	$1,000	$2,000	$2,000	$--

Operating Lease Obligations	6,963	1,343	2,538	2,004	1,078
Purchase Obligations	20,706	20,186	368	47	105
Total Contractual Obligations	$32,669	$22,529	$4,906	$4,051	$1,183

(a)	The liability for uncertain tax positions of $1.9 million is not included due to the uncertainty of timing of payments.

Cash Dividends

On August 15, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable September 4, 2012 to shareholders of record on August 28, 2012. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2013 consistent with the above dividend policy.

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

Service revenue from integrated design, project and construction management, and site permitting is appropriately recognized when all products at each customer site have been installed.

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

Warranty Reserves

The Company maintains a warranty reserve which is reflective of its limited warranty policy. The warranty reserve covers the estimated future costs to repair or replace defective product or installation services, whether the product is returned or it is repaired in the field. The warranty reserve is first determined based upon known claims or issues, and then by the application of a specific percentage of sales to cover general claims. The percentage applied to sales to calculate general claims is based upon historical claims as a percentage of sales and management’s expectation of future claim activity. Management addresses the adequacy of its warranty reserves on a quarterly basis to ensure the reserve is accurate based upon the most current information.

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

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Long-Lived Intangible Assets for Impairment.”  This amended guidance is intended to simplify the test of indefinite-lived intangible assets for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as the basis for determining whether it is necessary to perform the two-step impairment test. Current guidance requires companies to perform an annual goodwill and indefinite-lived intangible asset impairment test. The amended guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, or the Company’s fiscal year 2014, with early adoption permissible. The Company will follow this guidance when it is adopted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2012, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2012. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LSI Industries Inc.

We have audited LSI Industries Inc. (an Ohio Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LSI Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, cash flows, and financial statement schedule as of and for each of the three years in the period ended June 30, 2012, and our report dated September 6, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
September 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 6, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
September 6, 2012

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended June 30, 2012, 2011, and 2010
(In thousands, except per share data)

	2012	2011	2010

Net sales	$268,402	$293,501	$254,402

Cost of products and services sold	208,089	221,156	198,030

Loss on sale of subsidiary	—	—	639

Total cost of products and services sold	208,089	221,156	198,669

Gross profit	60,313	72,345	55,733

Selling and administrative expenses	53,724	56,041	53,671

Goodwill and intangible asset impairments	258	—	153

Operating income	6,331	16,304	1,909

Interest (income)	(25)	(43)	(28)

Interest expense	165	180	153

Income before income taxes	6,191	16,167	1,784

Income tax expense	2,967	5,339	360

Net income	$3,224	$10,828	$1,424

Earnings per common share (see Note 3)

Basic	$0.13	$0.45	$0.06

Diluted	$0.13	$0.44	$0.06

Weighted average common shares outstanding

Basic	24,298	24,287	24,128

Diluted	24,352	24,339	24,134

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011
(In thousands, except shares)

	2012	2011

ASSETS

Current Assets

Cash and cash equivalents	$15,255	$4,056

Accounts and notes receivable, less allowance for doubtful accounts of $385 and $826, respectively	44,412	44,974

Inventories	41,276	50,298

Refundable income taxes	227	1,795

Other current assets	5,453	4,977

Total current assets	106,623	106,100

Property, Plant and Equipment, at cost
Land	6,947	6,848
Buildings	37,660	37,228
Machinery and equipment	68,964	68,064
Construction in progress	531	427
	114,102	112,567
Less accumulated depreciation	(71,576)	(68,283)
Net property, plant and equipment	42,526	44,284

Goodwill, net	12,921	10,766

Other Intangible Assets, net	11,074	12,514

Other Long-Term Assets, net	2,082	2,357

Total assets	$175,226	$176,021

The accompanying notes are an
integral part of these financial statements.

	2012	2011

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$--	$35
Accounts payable	11,512	9,568
Accrued expenses	11,409	11,973

Total current liabilities	22,921	21,576

Other Long-Term Liabilities	2,937	3,227

Commitments and contingencies (Note 13)	—	—

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,035,564 and 24,047,485 shares, respectively	101,399	100,944
Retained earnings	47,969	50,274

Total shareholders’ equity	149,368	151,218

Total liabilities & shareholders’ equity	$175,226	$176,021

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2012, 2011, and 2010
(In thousands, except per share data)

	Common Shares
	Number of Shares	Amount	Retained Earnings	Total

Balance at June 30, 2009	21,580	$82,833	$47,640	$130,473

Net income	—	—	1,424	1,424
Stock compensation awards	7	46	—	46
Purchase of treasury shares, net	(2)	52	—	52
Deferred stock compensation	—	(49)	—	(49)
Stock option expense	—	2,633	—	2,633
Stock options exercised, net	—	—	—	—
Common shares issued for acquisition	2,469	14,448	—	14,448
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2010	24,054	99,963	44,255	144,218

Net income	—	—	10,828	10,828
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(20)	(96)	—	(96)
Deferred stock compensation	—	126	—	126
Stock option expense	—	851	—	851
Stock options exercised, net	7	59	—	59
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2011	24,047	100,944	50,274	151,218

Net income	—	—	3,224	3,224
Stock compensation awards	7	48	—	48
Purchase of treasury shares, net	(21)	(141)	—	(141)
Deferred stock compensation	—	124	—	124
Stock option expense	—	410	—	410
Stock options exercised, net	3	14	—	14
Dividends — $0.23 per share	—	—	(5,529)	(5,529)

Balance at June 30, 2012	24,036	$101,399	$47,969	$149,368

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2012, 2011, and 2010
(In thousands)
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$3,224	$10,828	$1,424

Non-cash items included in net income
Depreciation and amortization	7,805	7,877	7,849
Loss on sale of a subsidiary	—	—	639
Goodwill and intangible asset impairment	258	—	153
Deferred income taxes	309	1,003	(1,564)
Deferred compensation plan	124	126	(49)
Stock option expense	410	851	2,633
Issuance of common shares as compensation	48	41	46
Loss on disposition of fixed assets	18	15	41
Allowance for doubtful accounts	(445)	427	(142)
Inventory obsolescence reserve	343	276	176

Change in certain assets and liabilities, net of acquisitions
Accounts and notes receivable	1,010	(10,147)	(3,751)
Inventories	8,894	(10,492)	2,826
Refundable income taxes	1,568	(649)	2,473
Accounts payable	1,722	(2,985)	2,487
Accrued expenses and other	(1,299)	645	1,071
Customer prepayments	371	(1,622)	417

Net cash flows provided by (used in) operating activities	24,360	(3,806)	16,729

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(3,436)	(4,731)	(6,150)
Proceeds from sale of fixed assets	3	55	521
Acquisition of businesses, net of cash received	(2,973)	—	(675)

Net cash flows (used in) investing activities	(6,406)	(4,676)	(6,304)

Cash Flows From Financing Activities
Payment of long-term debt	(1,099)	(33)	(2,237)
Cash dividends paid	(5,529)	(4,809)	(4,809)
Purchase of treasury shares	(154)	(118)	(111)
Issuance of treasury shares	13	22	163
Exercise of stock options	14	59	—

Net cash flows (used in) financing activities	(6,755)	(4,879)	(6,994)

Increase (decrease) in cash and cash equivalents	11,199	(13,361)	3,431

Cash and cash equivalents at beginning of year	4,056	17,417	13,986

Cash and cash equivalents at end of year	$15,255	$4,056	$17,417

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

Service revenue from integrated design, project and construction management, and site permitting is appropriately recognized when all products at each customer site have been installed.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30, 2012	June 30, 2011

Accounts receivable	$44,797	$45,800
less Allowance for doubtful accounts	(385)	(826)
Accounts receivable, net	$44,412	$44,974

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of June 30, 2012 and 2011, the Company had bank balances of $863,000 and $1,235,000, respectively, without insurance coverage.

Inventories:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content.  Cost is determined on the first-in, first-out basis.

Property, Plant and Equipment and Related Depreciation:

Property, plant and equipment are stated at cost.  Major additions and betterments are capitalized while maintenance and repairs are expensed.  For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings (years)	28	-	40
Machinery and equipment (years)	3	-	10
Computer software (years)	3	-	8

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

The following table presents the Company’s property, plant and equipment at the dates indicated.

(In thousands)	June 30, 2012	June 30, 2011

Property, plant and equipment, at cost	$114,102	$112,567
less Accumulated depreciation	(71,576)	(68,283)
Property, plant and equipment, net	$42,526	$44,284

The Company recorded $5,174,000, $5,288,000 and $5,294,000 of depreciation expense in the years ended June 30, 2012, 2011 and 2010, respectively.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, in the purchase price of acquired companies (if any), and in the valuation of the contingent earn-out. The fair value measurement of these nonfinancial assets and nonfinancial liabilities is based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820, “Fair Value Measurement.”

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Twelve Months Ended June 30, 2012	Twelve Months Ended June 30, 2011

Balance at beginning of the period	$662	$589
Additions charged to expense	2,645	1,606
Deductions for repairs and replacements	(2,186)	(1,533)
Balance at end of the period	$1,121	$662

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $960,000 in 2012, $941,000 in 2011, and $943,000 in 2010.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $5,511,000, $5,162,000 and $5,148,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Advertising Expense:

The Company recorded $328,000, $397,000, and $281,000 of advertising expense in 2012, 2011 and 2010, respectively. Advertising costs are expensed the first time the advertising occurs.  Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 316,000 shares in 2012, 293,000 shares in 2011, and 238,000 shares in 2010.   See further discussion in Note 3.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.  The functional currency of the Company’s Canadian operation is the U.S. dollar.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the condensed consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Reclassifications:

Certain reclassifications may have been made to prior year amounts in order to be consistent with the presentation for the current year.  For segment reporting, net sales, operating income, depreciation and amortization, and certain assets and liabilities related to the LED video screen product line have been reclassified from the Graphics Segment to the Lighting Segment.  See further discussion in Note 2.

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

In fiscal 2012, a change was made to reclassify net sales of LED solid-state digital sports and video screens from the Graphics Segment to the Lighting Segment. The change was made to reflect the transfer of the sales effort related to the LED video screens to the Lighting Segment sales team.  As a result of the transfer of the LED video screen product line, the assets (primarily intangible assets) and liabilities required to support the product line were transferred from the Graphics Segment to the Lighting Segment. Fiscal year 2011 and 2010 segment information was reclassified to reflect the transfer of these responsibilities. The changes described in this paragraph were made for all periods reported in these financial statements and they had no impact on the Company’s consolidated results.  Also in fiscal year 2012, the Company implemented a policy whereby operating companies are charged for the usage of research and development resources located in the Company’s Montreal facility in the All Other Category. In previous fiscal years, these same research and development costs were charged entirely to corporate administrative expense.

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

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Virticus (see Note 15).

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

The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $39,952,000 or 14% and $41,997,000 or 17% of consolidated net sales in the fiscal years ended June 30, 2011 and 2010, respectively.  There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2012. There was no concentration of accounts receivable at June 30, 2012 or 2011.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2012, June 30, 2011, June 30, 2010:

(In thousands)	2012	2011	2010
Net Sales:
Lighting Segment	$199,610	$197,632	$166,175
Graphics Segment	42,131	67,073	61,325
Electronic Components Segment	18,515	21,449	16,116
All Other Category	8,146	7,347	10,786
Total Net Sales	$268,402	$293,501	$254,402
Operating Income (Loss):
Lighting Segment	$11,828	$9,901	$7,803
Graphics Segment	(1,938)	7,895	4,507
Electronic Components Segment	3,634	7,886	2,279
All Other Category	(1,114)	(543)	(1,807)
Corporate and Eliminations	(6,079)	(8,835)	(10,873)
Total Operating Income	$6,331	$16,304	$1,909
Capital Expenditures:
Lighting Segment	$1,606	$3,231	$3,033
Graphics Segment	576	171	2,098
Electronic Components Segment	558	855	566
All Other Category	182	119	89
Corporate and Eliminations	514	355	364
Total Capital Expenditures	$3,436	$4,731	$6,150
Depreciation and Amortization:
Lighting Segment	$4,953	$4,891	$4,729
Graphics Segment	884	967	1,000
Electronic Components Segment	1,130	944	854
All Other Category	223	242	404
Corporate and Eliminations	615	833	862
Total Depreciation and Amortization	$7,805	$7,877	$7,849

	June 30, 2012	June 30, 2011	June 30, 2010
Identifiable Assets:
Lighting Segment	$93,661	$103,395	$85,904
Graphics Segment	27,377	26,780	32,100
Electronic Components Segment	31,805	31,072	23,136
All Other Category	8,185	9,963	15,372
Corporate and Eliminations	14,198	4,811	17,333
Total Identifiable Assets	$175,226	$176,021	$173,845

Segment net sales represent sales to external customers. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2012	2011	2010

Lighting Segment intersegment net sales	$2,457	$3,530	$6,383

Graphics Segment intersegment net sales	$1,581	$1,024	$862

Electronic Components intersegment net sales	$22,019	$25,570	$5,394

All Other Category intersegment net sales	$5,805	$5,568	$6,975

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

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The majority of the Company’s operations are in the United States, with one operation in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2012	2011	2010
Net Sales (a):
United States	$266,590	$289,827	$249,897
Canada	1,812	3,674	4,505
Total Net Sales	$268,402	$293,501	$254,402

	June 30, 2012	June 30, 2011	June 30, 2010
Long-Lived Assets (b):
United States	$44,286	$46,343	$48,220
Canada	322	298	345
Total Long-Lived Assets	$44,608	$46,641	$48,565

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
b.	Long-lived assets includes property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)	2012	2011	2010
BASIC EARNINGS PER SHARE

Net income	$3,224	$10,828	$1,424

Weighted average shares outstanding during the period, net of treasury shares (a)	24,036	24,046	23,896
Weighted average shares outstanding in the Deferred Compensation Plan during the period	262	241	232
Weighted average shares outstanding	24,298	24,287	24,128

Basic earnings per share	$0.13	$0.45	$0.06

DILUTED EARNINGS PER SHARE

Net income	$3,224	$10,828	$1,424

Weighted average shares outstanding

Basic	24,298	24,287	24,128

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	54	52	6

Weighted average shares outstanding (c)	24,352	24,339	24,134

Diluted earnings per share	$0.13	$0.44	$0.06

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,782,868 common shares, 1,881,395 common shares, and 2,046,573 common shares at June 30, 2012, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:
(In thousands)	June 30, 2012	June 30, 2011

Inventories:
Raw materials	$25,538	$32,374
Work-in-process	6,623	5,965
Finished goods	9,115	11,959
Total Inventories	$41,276	$50,298

NOTE 5 -  ACCRUED EXPENSES

The following information is provided as of the dates indicated:
(In thousands)	June 30, 2012	June 30, 2011

Accrued Expenses:
Compensation and benefits	$5,102	$7,589
Customer prepayments	982	611
Accrued sales commissions	1,409	1,419
Other accrued expenses	3,916	2,354
Total Accrued Expenses	$11,409	$11,973

NOTE 6 -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company previously performed this test as of July 1st of each fiscal year, with the last test performed using this date as of July 1, 2010. The Company decided to change the annual testing from July 1st to March 1st in order to reduce administrative burden. The change from a testing date of July 1st to March 1st resulted in two impairment tests in fiscal 2011 that were eight months apart. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

Based upon the Company’s analysis as of July 1, 2010, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $2.2 million or 10% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $0.9 million or 84% above the carrying value of the reporting unit.  The goodwill impairment tests in the Lighting and Graphics Segments passed with margins in excess of 600% and 150%, respectively.

The Company performed a second annual goodwill impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test as noted above.  Based upon the Company’s analysis as of March 1, 2011, it was determined that the goodwill associated with the four reporting units that contained goodwill was not impaired.  The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $16.5 million or 69% above the carrying value of this reporting unit.  The goodwill impairment test of the Lighting Segment passed with an estimated business enterprise value that was $134.7 million or 42% above the carrying value of the reporting unit.  The goodwill impairment test of the Graphics Segment passed with an estimated business enterprise value that was $22.0 million or 91% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with a margin in excess of 265%.

The continuing effects of the recession on some of the Company’s markets, the decline in discounted cash flows associated with these markets, and the decline in the Company’s stock price led management to believe that an additional goodwill impairment test was required for three of the four reporting units that contain goodwill as of September 30, 2011. As a result of the test, it was determined that the goodwill associated with the Graphics Segment was fully impaired. It was also determined that the goodwill associated with the other reporting units tested was not impaired. Because the test was not complete, an estimate of the goodwill impairment was recorded in the first quarter of fiscal year 2012 totaling $258,000. This goodwill impairment test was completed in the second quarter of fiscal 2012 with no change to the impairment that was recorded.

As of March 1, 2012, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test in the Electronic Components Segment passed with an estimated business enterprise value that was $7.7 million or 33% above the carrying value of this reporting unit.  The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $1.8 million or 155% above the carrying value of the reporting unit.  The goodwill impairment test in the Lighting Segment passed with a margin in excess of $28.8 million or 32% above the carrying value of this reporting unit.

The Company acquired LSI Virticus in March 2012 and recorded goodwill in the amount of $2,413,000 (see Note 15).

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total

Balance as of June 30, 2011
Goodwill	$34,913	$24,959	$9,208	$6,850	$75,930
Accumulated impairment losses	(34,778)	(24,701)	--	(5,685)	(65,164)

Goodwill, net as of June 30, 2011	135	258	9,208	1,165	10,766
Goodwill acquired during year	--	--	2,413	--	2,413
Impairment losses	--	(258)	--	--	(258)

Balance as of June 30, 2012
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
Goodwill, net as of June 30, 2012	$135	$--	$11,621	$1,165	$12,921

Based upon the Company’s annual analysis as of July 1, 2010, it was determined that its indefinite-lived intangible assets were not impaired. The Company performed a second annual indefinite-lived intangible asset impairment test, as of March 1, 2011, as a result of the change in the timing of the performance of the annual test. Based upon the Company’s analysis as of March 1, 2011, it was determined that its indefinite-lived intangible assets were not impaired.  A similar impairment test was performed as of March 1, 2012 as part of its annual review of indefinite-lived intangible assets. Based upon the Company’s analysis as of March 1, 2012, it was determined that its indefinite-lived intangible assets were not impaired.

The Company acquired LSI Virticus in March 2012 and recorded definite lived intangible assets in the amount of $1,191,000 (see Note 15).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2012
Other Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,538	$3,814
Patents	70	51	19
LED technology firmware, software	12,361	9,225	3,136
Trade name	460	270	190
Non-compete agreements	948	455	493
Total Amortized Intangible Assets	24,191	16,539	7,652

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$16,539	$11,074

	June 30, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$5,745	$4,607
Patents	70	46	24
LED technology firmware, software	11,228	7,614	3,614
Trade name	460	178	282
Non-compete agreements	890	325	565
Total Amortized Intangible Assets	23,000	13,908	9,092

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,422	$13,908	$12,514

	Amortization Expense of Other Intangible Assets
(In thousands)	2012	2011	2010

Amortization Expense	$2,631	$2,589	$2,555

The Company expects to record amortization expense as follows:

(In thousands)

2013	$2,495
2014	$791
2015	$705
2016	$699
2017	$604
After 2017	$2,358

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of June 30, 2012.  The line of credit expires in the third quarter of fiscal 2015.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of June 30, 2012.

The Company assumed a mortgage loan with the acquisition of AdL Technology in July 2009.  Monthly principal and interest payments of approximately $10,000 were made through February, 2012 at an interest rate of 7.76%, at which time the balance was paid in full.

The Company is in compliance with all of its loan covenants as of June 30, 2012.

(In thousands)	June 30, 2011

Total mortgage balance	$1,099
Less current maturities	35
Long-term debt	$1,064

NOTE 8 -  CASH DIVIDENDS

The Company paid cash dividends of $5,529,000, $4,809,000, and $4,809,000 in fiscal years 2012, 2011, and 2010, respectively.  In August 2012, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,442,000) payable on September 4, 2012 to shareholders of record August 28, 2012.

NOTE 9 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 686,353 shares were available for future grant or award as of June 30, 2012.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of June 30, 2012, a total of 2,006,250 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,404,400 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of June 30, 2012 that will be recorded as expense in future periods is $442,888.  The weighted average time over which this expense will be recorded is approximately 16 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2012	2011	2010

Dividend yield	3.07%	3.74%	2.95%
Expected volatility	55%	53%	52%
Risk-free interest rate	1.0%	1.4%	2.4%
Expected life (years)	4.7	4.5	4.3

At June 30, 2012, the 36,000 options granted during fiscal 2012 to both employees and non-employee directors had exercise prices ranging from $6.68 to $7.22 per share, fair values ranging from $2.45 to $2.60 per share, and remaining contractual lives of between nine years five months and nine years eight months.

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

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis with an estimated 4.1% forfeiture rate effective April 1, 2012, a 3.6% forfeiture rate effective April 1, 2011, with the previous estimated forfeiture rates having been 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $410,550, $851,755, and $2,633,000 of expense related to stock options in fiscal years 2012, 2011 and 2010, respectively.  As of June 30, 2012, the Company expects that approximately 593,168 outstanding stock options having a weighted average exercise price of $7.23 per share, intrinsic value of $411,410 and weighted average remaining contractual terms of 7.5 years will vest in the future.

Information related to all stock options for the years ended June 30, 2012, 2011 and 2010 is shown in the following table:

	Twelve Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	36,000	$7.13
Forfeitures	(150,939)	$12.12
Exercised	(2,750)	$5.18

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Exercisable at 6/30/12	1,404,400	$12.11	5.1	$234,971

	Twelve Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6	$15,270

Granted	288,200	$5.29
Forfeitures	(280,347)	$11.53
Exercised	(7,000)	8.40

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Exercisable at 6/30/11	1,192,814	$12.85	5.0	$112,594

	Twelve Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/09	1,537,212	$13.07	6.4	$33,800

Granted	648,500	$8.24
Forfeitures	(62,626)	$11.59
Exercised	—	$—

Outstanding at 6/30/10	2,123,086	$11.64	6.6	$15,270

Exercisable at 6/30/10	1,051,211	$12.98	4.7	$5,078

The aggregate intrinsic value of options exercised during the years ended June 30, 2012 and 2011 were $3,365 and $6,526, respectively.  No options were exercised in the year ended June 30, 2010.

Stock Compensation Awards

The Company awarded a total of 7,076 common shares in fiscal 2012, a total of 6,256 common shares in fiscal 2011, and a total of 6,848 common shares in fiscal 2010 as stock compensation awards. These common shares were valued at their approximate $51,700, $40,900, and $45,538 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2012 there were 28 participants, all with fully vested account balances. A total of 266,615 common shares with a cost of $2,641,000, and 244,868 common shares with a cost of $2,499,700 were held in the plan as of June 30, 2012 and June 30, 2011, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. For fiscal year 2013, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During fiscal years 2012 and 2011, the Company used approximately $141,300 and $117,900, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $27,669,000 and $18,146,000 as of June 30, 2012 and June 30, 2011, respectively.  The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years.  Rental expense was $1,836,000 in 2012, $2,858,000 in 2011, and $2,254,000 in 2010.  Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2013	2014	2015	2016	2017	2018 & Beyond
$1,343,000	$1,337,000	$1,201,000	$1,009,000	$995,000	$1,078,000

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2012	2011	2010
Components of income before income taxes
United States	$8,131	$17,430	$2,323
Foreign	(1,940)	(1,263)	(539)
Income before income taxes	$6,191	$16,167	$1,784

Provision (benefit) for income taxes:
Current
U.S. federal	$2,543	$4,047	$2,015
State and local	313	393	(12)
Foreign	(198)	(104)	(79)
Total current	2,658	4,336	1,924

Deferred	309	1,003	(1,564)
Total provision for income taxes	$2,967	5,339	$360

(In thousands)	2012	2011	2010
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	34.3%	34.0%
State and local taxes, net of federal benefit	4.5	1.4	(11.5)
Impact of foreign operations	(4.1)	(1.5)	(9.3)
Federal and state tax credits	(1.3)	(0.9)	(5.8)
Goodwill	1.3	(0.1)	(0.5)
Valuation allowance	13.1	3.5	19.8
Domestic Production Activities Deduction	(4.0)	(2.7)	(4.6)
Other	4.4	(1.0)	(1.9)
Effective tax rate	47.9%	33.0%	20.2%

The components of deferred income tax assets and (liabilities) at June 30, 2012 and 2011 are as follows:

(In thousands)	2012	2011

Reserves against current assets	$358	$233
Accrued expenses	1,510	1,276
Depreciation	(3,719)	(3,534)
Goodwill, acquisition costs and intangible assets	1,838	2,597
Deferred compensation	955	893
State net operating loss carryover and credits	1,978	1,858
Foreign net operating loss carryover and credits	3,827	3,286
Valuation reserve	(5,009)	(4,200)
U.S. Federal net operating loss carryover and credits	620	—

Net deferred income tax asset	$2,358	$2,409

Reconciliation to the balance sheets as of June 30, 2012 and 2011:

(In thousands)	2012	2011
Deferred income tax asset included in:
Other current assets	$1,868	$1,509
Other long-term assets	490	900

Net deferred income tax asset	$2,358	$2,409

As of June 30, 2012 and 2011, the Company has recorded a deferred state income tax asset in the amount of $1,715,000 and $1,768,000, respectively, net of federal tax benefits, related to non-refundable New York state tax credits. The Company has determined that this deferred state income tax asset requires a partial valuation reserve.  These credits do not expire, but the Company has determined that this asset more likely than not, will not be realized within the next twenty years.  As of June 30, 2012 and 2011, the Company has recorded a valuation reserve in the amount of $919,000 and $824,000, respectively.  This activity netted to an additional state income tax expense of $95,000 in fiscal year 2012, and zero in fiscal years 2011 and 2010.

As of June 30, 2012 and 2011, the Company has recorded a deferred state income tax asset in the amount of $90,000 related to a state net operating loss carryover in Tennessee, and has determined that a full valuation reserve is required. Since this business was sold, the Company has determined this asset more likely than not, will not be realized. This activity netted to an additional state income tax expense (benefit) of $0, $11,000, and $(59,000) in fiscal years 2012, 2011 and 2010, respectively.

As of June 30, 2012, the Company has recorded a deferred state income tax asset in the amount of $173,000 related to a state net operating loss carryover and a state R & D Credit in Oregon acquired during the acquisition of Virticus Corporation.  The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required.

As of June 30, 2012 and 2011, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $3,827,000 and $3,286,000, respectively.  In view of the impairment of the goodwill and certain intangible assets on the financial statements of this subsidiary and a current series of loss years, the Company has determined these assets, more likely than not, will not be realized.

Considering all issues discussed above, the Company has recorded valuation reserves of $5,009,000 and $4,200,000 as of June 30, 2012 and 2011, respectively.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10.  At June 30, 2012, tax and interest, net of potential federal tax benefits, were $1,234,000 and $429,000, respectively, of the total reserve for uncertain tax positions of $1,941,000. Additionally, penalties were $278,000 of the reserve at June 30, 2012. Of the $1,941,000 reserve for uncertain tax positions, $1,663,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2011, tax and interest, net of potential federal tax benefits, were $1,241,000 and $452,000, respectively, of the total reserve for uncertain tax positions of $1,999,000. Additionally, penalties were $305,000 of the reserve at June 30, 2011. Of the $1,999,000 reserve for uncertain tax positions, $1,694,000 would have an unfavorable impact on the effective tax rate if recognized.

The Company recognized a $9,000 tax benefit in fiscal 2012, a $421,000 tax benefit in fiscal 2011, and a $216,000 tax benefit in fiscal 2010 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2012, 2011 and 2010 activity in the Liability for Uncertain Tax Positions, which is included in Other Long-Term Liabilities, was as follows:

(in thousands)	2012	2011	2010

Balance at beginning of the fiscal year	$1,910	$2,366	$2,693
Increases — tax positions in prior period	—	—	—
Decreases — tax positions in prior period	(284)	(172)	(255)
Increases — tax positions in current period	234	74	37
Decreases — tax positions in current period	—	—	—
Settlements and payments	—	—	(85)
Lapse of statute of limitations	—	(358)	(24)
Balance at end of the fiscal year	$1,860	$1,910	$2,366

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2008.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2012	2011	2010
Cash payments:
Interest	$132	$138	$144
Income taxes	$1,016	$6,373	$519

Issuance of common shares as compensation	$48	$41	$46
Issuance of common shares for acquisition	$--	$--	$14,448

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business.  The Company provides reserves for these matters when a loss is probable and reasonably estimable.  The Company did not disclose a range of potential loss because the likelihood of such a loss is remote.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2012	2011	2010

Keating Muething & Klekamp PLL	$172	$127	$277
American Engineering and Metal Working	$272	$178	$200
3970957 Canada Inc.	$190	$181	$181

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30, 2012	June 30, 2011

Keating Muething & Klekamp PLL	$7	$9
American Engineering and Metal Working	$33	$6

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

NOTE 15 — ACQUISITION

On March 19, 2012, the Company completed the acquisition of all issued and outstanding capital stock of Virticus Corporation, a privately owned company based in Beaverton, Oregon.  This new 100% owned subsidiary operates under the name of LSI Virticus Inc.  Consideration for the stock purchase consisted of $3,150,000 in cash and a five year contingent earn-out payment opportunity of $5.0 million, approximately 76% of which will be recorded as compensation expense over the earn-out period and 24% of which will be considered as part of the purchase price.  The earn-out is based upon achievement of targeted sales goals, and the total payout can range between zero and $5,000,000. The purchase price, which includes the $3,150,000 initial cash payment plus the $877,000 (recorded on the Company’s balance sheet as an Other Long-Term Liability) acquisition date fair value of the contingent earn-out, exceeded the fair value of the net assets being acquired, and therefore goodwill in the amount of $2,413,000 was recorded with this acquisition.  The goodwill is not deductible for tax purposes. Definite-lived intangible assets in the amounts of $1,133,000 for technology (to be amortized over seven years) and $58,000 for non-compete agreements (to be amortized over 6 years) were recorded with this acquisition.  LSI did not assume any long-term debt with the purchase of Virticus Corporation.  Acquisition transaction costs and related expenses of $585,000 (included in selling and administrative expenses) along with $25,000 of inventory adjustments related to acquisition fair value accounting are included in fiscal 2012 financial results.  The operations of LSI Virticus are included in the Company’s operating results beginning March 20, 2012, and are reported in the Electronic Components Segment.

The allocation of purchase price to the fair value of identifiable assets acquired and liabilities assumed with the acquisition of Virticus Corporation was as follows:

(In thousands)
Financial assets	$444
Inventory	215
Property, plant and equipment	1
Identifiable intangible assets	1,191
Financial liabilities	(237)
Total identifiable net assets	1,614
Goodwill	2,413
Total purchase consideration	$4,027

The above fair values of the assets acquired and liabilities assumed are final and are based on the information that was available to estimate their fair values.  These measurements of fair value set forth above have been finalized and were revised slightly from preliminary amounts reported in the Company’s third quarter Form 10-Q.

The Company recorded a federal deferred tax asset of $258,000 in the opening balance sheet related primarily to the net operating loss carryover of the acquired company.

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

The results of LSI Virticus included in fiscal 2012 consolidated results of the Company are net sales of approximately $71,000 and a net operating loss of $(777,000), which includes $150,000 of acquisition related expenses.

Due to the start-up nature of Virticus and with calendar 2011 net sales less than $400,000, the Company has elected to omit consolidated proforma results.

NOTE 16 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2012
Net sales	$65,495	$68,774	$62,937	$71,196	$268,402
Gross profit	15,464	14,926	13,316	16,607	60,313
Net income (loss)	1,324	772	(377)	1,505	3,224

Earnings (loss) per share
Basic	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)
Diluted	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)

Range of share prices
High	$8.91	$7.04	$7.70	$7.64	$8.91
Low	$5.93	$5.45	$5.85	$5.81	$5.45

2011
Net sales	$79,851	$74,805	$64,628	$74,217	$293,501
Gross profit	20,622	18,647	16,324	16,752	72,345
Net income	4,268	2,948	2,115	1,497	10,828

Earnings per share
Basic	$0.18	$0.12	$0.09	$0.06	$0.45
Diluted	$0.18	$0.12	$0.09	$0.06	$0.44	(a)

Range of share prices
High	$6.46	$9.61	$8.79	$8.62	$9.61
Low	$4.69	$6.38	$6.86	$6.90	$4.69

2010
Net sales	$67,676	$69,374	$53,466	$63,886	$254,402
Gross profit	16,597	16,300	8,873	13,963	55,733
Net income (loss)	1,637	1,592	(2,532)	727	1,424

Earnings (loss) per share
Basic	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)
Diluted	$0.07	$0.07	$(.10)	$0.03	$0.06	(a)

Range of share prices
High	$8.48	$8.43	$8.42	$7.41	$8.48
Low	$5.05	$6.52	$5.50	$4.86	$4.86

(a)
The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 17, 2012, there were 500 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2012	2011	2010	2009	2008

Net sales	$268,402	$293,501	$254,402	$233,799	$305,286
Cost of products and services sold	208,089	221,156	198,030	181,972	224,859
Loss on sale of a subsidiary	—	—	639	—	—
Selling and administrative expenses	53,724	56,041	53,671	51,571	60,642
Loss contingency (a)	—	—	—	200	2,800
Goodwill and intangible asset impairment (b)	258	—	153	14,467	27,955

Operating income (loss)	6,331	16,304	1,909	(14,411)	(10,970)
Interest (income)	(25)	(43)	(28)	(97)	(360)
Interest expense	165	180	153	89	81

Income (loss) before income taxes	6,191	16,167	1,784	(14,403)	(10,691)
Income taxes	2,967	5,339	360	(989)	2,357

Net income (loss)	$3,224	$10,828	$1,424	$(13,414)	$(13,048)

Earnings (loss) per common share
Basic	$0.13	$0.45	$0.06	$(0.62)	$(0.60)
Diluted	$0.13	$0.44	$0.06	$(0.62)	$(0.60)

Cash dividends paid per share	$0.23	$0.20	$0.20	$0.30	$0.63

Weighted average common shares
Basic	24,298	24,287	24,128	21,800	21,764
Diluted	24,352	24,339	24,134	21,800	21,764

Balance Sheet Data:
(At June 30)
	2012	2011	2010	2009	2008

Working capital	$83,702	$84,524	$73,568	$72,500	$72,863
Total assets	175,226	176,021	173,845	153,118	184,214
Long-term debt, including current maturities	—	1,099	1,132	—	—
Shareholders’ equity	149,368	151,218	144,218	130,473	149,190

(a)	The Company recorded loss contingency reserves in fiscal years 2009 and 2008 related to a patent litigation matter.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in fiscal 2009 and 2008, and minor impairments in fiscal 2012 and 2010. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010
(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Acquired Company	(a) Deductions	Balance End of Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2012	$826	$360	$4	$(805)	$385
Year Ended June 30, 2011	$399	$1,183	$—	$(756)	$826
Year Ended June 30, 2010	$532	$424	$9	$(566)	$399

Inventory Obsolescence Reserve:

Year Ended June 30, 2012	$1,813	$1,453	$—	$(1,110)	$2,156
Year Ended June 30, 2011	$1,537	$1,422	$—	$(1,146)	$1,813
Year Ended June 30, 2010	$1,410	$1,517	$89	$(1,479)	$1,537

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2012	$4,200	$636	$173	$—	$5,009
Year Ended June 30, 2011	$3,355	$845	$—	$—	$4,200
Year Ended June 30, 2010	$1,940	$1,415	$—	$—	$3,355

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.