Form 10-Q
period 2012-09-30
LSI INDUSTRIES INC
filed 2012-10-30
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

As of October 26, 2012 there were 24,021,664 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30
(In thousands, except per share data)	2012	2011

Net sales	$74,719	$65,495

Cost of products and services sold	56,848	50,031

Gross profit	17,871	15,464

Selling and administrative expenses	14,844	13,286

Operating income	3,027	2,178

Interest (income)	(20)	(1)

Interest expense	40	41

Income before income taxes	3,007	2,138

Income tax expense	1,177	814

Net income	$1,830	$1,324

Earnings per common share (see Note 4)
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted average common shares outstanding
Basic	24,304	24,294
Diluted	24,373	24,360

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30, 2012	June 30, 2012

ASSETS

Current Assets

Cash and cash equivalents	$15,871	$15,255

Accounts receivable, less allowance for doubtful accounts of $484 and $385, respectively	44,917	44,412

Inventories	44,263	41,276

Refundable income taxes	105	227

Other current assets	6,176	5,453

Total current assets	111,332	106,623

Property, Plant and Equipment, at cost
Land	6,999	6,947
Buildings	37,689	37,660
Machinery and equipment	69,469	68,964
Construction in progress	1,195	531
	115,352	114,102
Less accumulated depreciation	(72,670)	(71,576)
Net property, plant and equipment	42,682	42,526

Goodwill, net	12,921	12,921

Other Intangible Assets, net	10,385	11,074

Other Long-Term Assets, net	2,200	2,082

Total assets	$179,520	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30, 2012	June 30, 2012

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,376	$11,512
Accrued expenses	13,237	11,409

Total current liabilities	26,613	22,921

Other Long-Term Liabilities	2,681	2,937

Commitments and Contingencies (Note 12)	—	—

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,020,656 and 24,035,564 shares, respectively	101,868	101,399
Retained earnings	48,358	47,969

Total shareholders' equity	150,226	149,368

Total liabilities & shareholders' equity	$179,520	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30
	2012	2011
Cash Flows from Operating Activities
Net income	$1,830	$1,324
Non-cash items included in net income
Depreciation and amortization	1,850	1,965
Goodwill impairment	--	258
Deferred income taxes	(116)	(8)
Deferred compensation plan	52	38
Stock option expense	518	128
Issuance of common shares as compensation	12	10
(Gain) on disposition of fixed assets	(12)	(1)
Allowance for doubtful accounts	99	(99)
Inventory obsolescence reserve	25	(89)

Changes in certain assets and liabilities, net of acquisitions
Accounts receivable	(604)	3,596
Inventories	(3,012)	3,124
Refundable income taxes	122	964
Accounts payable	1,864	1,034
Accrued expenses and other	829	(3,231)
Customer prepayments	18	75
Net cash flows provided by operating activities	3,475	9,088

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,336)	(792)
Proceeds from sale of fixed assets	31	1
Net cash flows (used in) investing activities	(1,305)	(791)

Cash Flows from Financing Activities
Payment of long-term debt	--	(8)
Cash dividends paid	(1,441)	(1,202)
Purchase of treasury shares	(121)	(124)
Exercise of stock options	8	10
Net cash flows (used in) financing activities	(1,554)	(1,324)

Increase in cash and cash equivalents	616	6,973

Cash and cash equivalents at beginning of period	15,255	4,056

Cash and cash equivalents at end of period	$15,871	$11,029

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company's financial position as of September 30, 2012, the results of its operations for the three month periods ended September 30, 2012 and 2011, and its cash flows for the three month periods ended September 30, 2012 and 2011. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2012 Annual Report on Form 10-K.  Financial information as of June 30, 2012 has been derived from the Company's audited consolidated financial statements.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition:  Multiple–Element Arrangements,” and ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and essential to the functionality of the tangible product and are thus excluded from the scope of ASC Subtopic 985-605.

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers' accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company's knowledge of its business and customer base, and historical trends.  The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

The following table presents the Company's net accounts receivable at the dates indicated.

(In thousands)	September 30, 2012	June 30, 2012

Accounts receivable	$45,401	$44,797
less Allowance for doubtful accounts	(484)	(385)
Accounts receivable, net	$44,917	$44,412

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of September 30, 2012 and June 30, 2012, the Company had bank balances of $1,443,000 and $863,000, respectively, without insurance coverage.

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

Costs related to the purchase, internal development, and implementation of the Company's fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with ASC Subtopic 350-40, “Intangibles – Goodwill and Other:  Internal-Use Software.”  Leasehold improvements are amortized over the shorter of fifteen years or the remaining term of the lease.

The Company recorded $1,161,000 and $1,319,000 of depreciation expense in the first quarter of fiscal 2012 and 2011, respectively.

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

Changes in the Company's warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Fiscal Year Ended June 30, 2012

Balance at beginning of the period	$1,121	$662	$662
Additions charged to expense	172	203	2,645
Deductions for repairs and replacements	(212)	(272)	(2,186)
Balance at end of the period	$1,081	$593	$1,121

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,652,000 and $1,164,000 for the three months ended September 30, 2012 and 2011, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company's non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 345,000 shares and 319,000 shares for the three months ended September 30, 2012 and 2011, respectively.  See further discussion in Note 4.

New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This amended guidance is intended to simplify the test of goodwill for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. Guidance requires companies to perform an annual goodwill impairment test. The amended guidance is for annual reporting periods beginning on or after December 15, 2011, or the Company's fiscal year 2013, with early adoption permissible. The Company will follow this guidance with its fiscal year 2013 annual goodwill impairment test to be performed as of March 1, 2013.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income. The functional currency of the Company's Canadian operation is the U.S. dollar.

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

NOTE 3  — BUSINESS SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company's Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate and Eliminations.

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company's primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market), and LED solid state digital sports video screens. LED video screens are designed and manufactured by the Company's Lighting Segment and by LSI Saco in the All Other Category. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting and LSI Lightron.  These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to graphics. These products are used in visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum / convenience store markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  Products produced by this segment may have applications in the Company's other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology and LSI Virticus.

The All Other Category includes the Company's operating segments that neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  Operations of LSI Images (menu board systems) and LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) are combined in the All Other Category.  Additionally, operations of LSI Saco Technologies (designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are included in the All Other Category.

The Company's corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company's internal audit staff, the Company's Board of Directors, stock option expense, certain consulting expenses, investor relations activities, and a portion of the Company's legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if applicable), and deferred income tax assets.

There was no concentration of consolidated net sales in the three months ended September 30, 2012 or 2011. There was no concentration of accounts receivable at September 30, 2012 or June 30, 2012.

Summarized financial information for the Company's reportable business segments is provided for the indicated periods and as of September 30, 2012 and June 30, 2012:

(In thousands)	Three Months Ended September 30
	2012	2011
Net Sales:
Lighting Segment	$55,791	$49,171
Graphics Segment	10,745	10,488
Electronic Components Segment	5,754	4,404
All Other Category	2,429	1,432
	$74,719	$65,495

Operating Income (Loss):
Lighting Segment	$4,513	$3,304
Graphics Segment	(355)	(581)
Electronic Components Segment	786	1,065
All Other Category	(2)	(139)
Corporate and Eliminations	(1,915)	(1,471)
	$3,027	$2,178

Capital Expenditures:
Lighting Segment	$316	$469
Graphics Segment	218	109
Electronic Components Segment	133	97
All Other Category	30	107
Corporate and Eliminations	639	10
	$1,336	$792

Depreciation and Amortization:
Lighting Segment	$1,165	$1,220
Graphics Segment	222	226
Electronic Components Segment	320	263
All Other Category	47	54
Corporate and Eliminations	96	202
	$1,850	$1,965

	September 30, 2012	June 30, 2012
Identifiable Assets:
Lighting Segment	$93,747	$93,661
Graphics Segment	27,752	27,377
Electronic Components Segment	33,212	31,805
All Other Category	8,164	8,185
Corporate and Eliminations	16,645	14,198
	$179,520	$175,226

The segment net sales reported above represent sales to external customers.  Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended September 30
(In thousands)	2012	2011

Lighting Segment inter-segment net sales	$657	$599

Graphics Segment inter-segment net sales	$837	$147

Electronic Components inter-segment net sales	$6,336	$4,818

All other Category inter-segment net sales	$866	$1,045

Segment operating income, which is used in management's evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.

Identifiable assets are those assets used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, invested cash (if any), refundable income taxes (if applicable), and deferred income tax assets.

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company's operations are in the United States, with one operation in Canada.  The geographic distribution of the Company's net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended September 30
	2012	2011
Net Sales (a):
United States	$74,689	$64,979
Canada	30	516
	$74,719	$65,495

	September 30, 2012	June 30, 2012
Long-lived Assets (b):
United States	$44,555	$44,286
Canada	327	322
	$44,882	$44,608

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2012	2011

BASIC EARNINGS PER SHARE

Net income	$1,830	$1,324

Weighted average shares outstanding during the period, net of treasury shares (a)	24,028	24,041
Weighted average shares outstanding in the Deferred Compensation Plan during the period	276	253
Weighted average shares outstanding	24,304	24,294

Basic earnings per share	$0.08	$0.05

DILUTED EARNINGS PER SHARE

Net income	$1,830	$1,324

Weighted average shares outstanding

Basic	24,304	24,294

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	69	66

Weighted average shares outstanding (c)	24,373	24,360

Diluted earnings per share	$0.08	$0.05

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,838,650 common shares and 1,781,987 common shares at September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 —  INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2012	June 30, 2012

Inventories:
Raw materials	$27,767	$25,538
Work-in-process	6,646	6,623
Finished goods	9,850	9,115
Total Inventories	$44,263	$41,276

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2012	June 30, 2012

Accrued Expenses:
Compensation and benefits	$5,549	$5,102
Customer prepayments	1,000	982
Accrued sales commissions	1,261	1,409
Accrued income taxes	1,307	809
Other accrued expenses	4,120	3,107
Total Accrued Expenses	$13,237	$11,409

NOTE 7 -  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangible assets. The Company performs its annual impairment test on March 1st of each fiscal year. The Company also performs the test on an interim basis when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses a combination of the market approach and the income (discounted cash flow) approach in determining the fair value of its reporting units. Under ASC Topic 350, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company's reporting unit is compared to its respective carrying value. An indication that goodwill is impaired occurs when the fair value of a reporting unit is less than the carrying value. When there is an indication that goodwill is impaired, the Company is required to perform a second step. In step two, the actual impairment of goodwill is calculated by comparing the implied fair value of the goodwill with the carrying value of the goodwill.

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

The Company performed an interim goodwill impairment test as of September 30, 2011. The continuing effects of the recession on some of the Company's markets, the decline in discounted cash flows associated with these markets, and the decline in the Company's stock price led management to believe that an other than annual goodwill impairment test was required for three of the four reporting units that contain goodwill. As a result of the test, it was determined that the goodwill associated with the Graphics Segment was fully impaired. It was also determined that the goodwill associated with the other reporting units tested was not impaired. Because the test was not complete, an estimate of the goodwill impairment was recorded in the first quarter of fiscal year 2012 totaling $258,000. This goodwill impairment test was completed in the second quarter of fiscal 2012 with no change to the impairment that was recorded.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill

(In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total

Balance as of June 30, 2012
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
Goodwill, net as of June 30, 2012	$135	$--	$11,621	$1,165	$12,921
Balance as of September 30, 2012
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
Goodwill, net as of September 30, 2012	$135	$--	$11,621	$1,165	$12,921

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2012 and determined there was no impairment.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2012
Other Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,736	$3,616
Patents	70	52	18
LED technology firmware, software	12,361	9,658	2,703
Trade name	460	293	167
Non-compete agreements	948	489	459
Total Amortized Intangible Assets	24,191	17,228	6,963

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$17,228	$10,385

	June 30, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,538	$3,814
Patents	70	51	19
LED technology firmware, software	12,361	9,225	3,136
Trade name	460	270	190
Non-compete agreements	948	455	493
Total Amortized Intangible Assets	24,191	16,539	7,652

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$16,539	$11,074

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2012	September 30, 2011

Three Months Ended	$689	$646

The Company expects to record amortization expense as follows:

(In thousands)

2013	$2,495
2014	$791
2015	$705
2016	$699
2017	$604
After 2017	$2,358

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of September 30, 2012.  The line of credit expires in the third quarter of fiscal 2015.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank's base lending rate, at the Company's option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary's line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2012.

The Company is in compliance with all of its loan covenants as of September 30, 2012.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,441,000 and $1,202,000 in the three months ended September 30, 2012 and 2011, respectively.  In October 2012, the Company's Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,441,000) payable on November 13, 2012 to shareholders of record November 6, 2012.

NOTE 10 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and certain advisors.  The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder's employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,800,000, of which 289,711 shares were available for future grant or award as of September 30, 2012.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2012, a total of 2,399,700 options for common shares were outstanding from this plan as well as two previous stock option plans (both of which had also been approved by shareholders), and of these, a total of 1,669,725 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of September 30, 2012 that will be recorded as expense in future periods is $753,666.  The weighted average time over which this expense will be recorded is approximately 22 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended September 30
	2012	2011

Dividend yield	3.6%	--
Expected volatility	51%	--
Risk-free interest rate	0.6%	--
Expected life (yrs)	4.7	--

At September 30, 2012, the 408,750 options granted during the first three months of fiscal 2013 to both employees and non-employee directors had an exercise price of $6.58 per share, fair values of $2.11 per share, and remaining contractual lives of nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the equity compensation plan, with an estimated 4.1% forfeiture rate effective April 1, 2012, a 3.6% forfeiture rate effective April 1, 2011, with the previous estimated forfeiture rates having been 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company's stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders' estimated weighted average time within which options will be exercised.  It is the Company's policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $518,393 and $128,100 of expense related to stock options in the three months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company expects that approximately 687,667 outstanding stock options having a weighted average exercise price of $6.68 per share, intrinsic value of $281,269 and weighted average remaining contractual terms of 8.8 years will vest in the future.

Information related to all stock options for the periods ended September 30, 2012 and 2011 is shown in the table below:

	Three Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	408,750	$6.58
Forfeitures/expiration	(13,800)	$19.76
Exercised	(1,500)	5.21

Outstanding at 9/30/12	2,399,700	$9.90	6.3	$585,326

Exercisable at 9/30/12	1,669,725	$11.31	5.2	$293,398

	Three Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	--	$--
Forfeitures	(17,150)	$16.37
Exercised	(2,000)	$5.21

Outstanding at 9/30/11	2,104,789	$10.76	6.1	$351,774

Exercisable at 9/30/11	1,519,739	$12.13	5.4	$116,020

The intrinsic value of options exercised in the three months ended September 30, 2012 was $2,084. The aggregate intrinsic value of options exercised during the three month period ended September 30, 2011 was $1,960. The Company received $7,815 and $10,420 of cash from employees who exercised options in the three month periods ended September 30, 2012 and 2011, respectively.

Stock Compensation Awards

The Company awarded a total of 1,692 and 1,220 common shares, respectively, in the three months ended September 30, 2012 and 2011 as stock compensation awards.  These common shares were valued at their approximate $12,000 and $10,000 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of September 30, 2012 there were 28 participants, all with fully vested account balances.  A total of 284,715 common shares with a cost of $2,762,000, and 266,615 common shares with a cost of $2,641,000 were held in the Plan as of September 30, 2012 and June 30, 2012, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2013, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During the three months ended September 30, 2012 and 2011, the Company used approximately $121,400 and $124,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2012	2011
Cash payments:
Interest	$19	$41
Income taxes	$837	$59

Issuance of common shares as compensation	$12	$10

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended September 30
	2012	2011

Lighting Segment	$55,791	$49,171
Graphics Segment	10,745	10,488
Electronic Components Segment	5,754	4,404
All Other Category	2,429	1,432
	$74,719	$65,495

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended September 30
	2012	2011

Lighting Segment	$4,513	$3,304
Graphics Segment	(355)	(581)
Electronic Components Segment	786	1,065
All Other Category	(2)	(139)
Corporate and Eliminations	(1,915)	(1,471)
	$3,027	$2,178

Summary Comments

Fiscal 2013 first quarter net sales of $74,719,000 increased $9.2 million or 14.1% as compared to first quarter fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.6 million or 13.5%), increased net sales of the Graphics Segment (up $0.3 million or 2.5%), increased net sales of the Electronic Components Segment (up $1.4 million or 30.7%) and increased net sales of the All Other Category (up $1.0 million or 69.6%). Net sales to the Petroleum / Convenience Store market, the Company's largest niche market, were $19,677,000 or 26% of total net sales and $16,778,000 or 26% of total net sales in the first quarter of fiscal 2013 and 2012, respectively.

The Company's total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2013	FY 2012	% Change

First Quarter	$23,809	$15,842	50.30%
Second Quarter		20,471
First Half		36,313
Third Quarter		17,285
Nine Months		53,598
Fourth Quarter		19,802
Full Year		$73,400

LED net sales includes sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens. First quarter fiscal 2013 LED net sales of $23,809,000 were up $8.0 million or 50.3% from the same period of the prior year. The $23,809,000 total LED net sales and the $8.0 million increase are primarily the net result of Lighting Segment LED net sales of $23,582,000 (up $8.7 million or 58.2%), Graphics Segment LED net sales of $0.2 million (down $0.2 million or 54.4%) and All Other Category LED net sales of less than $0.1 million (down $0.5 million from the same period last year).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as reported U.S. GAAP net income.  Adjusted net income and earnings per share, which exclude the impact of a goodwill impairment, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

(In thousands, except per share data; unaudited)

	First Quarter FY 2013		First Quarter FY 2012
	Amount	Diluted EPS	Amount		Diluted EPS
Reconciliation of net income to adjusted net income:

Net income as reported	$1,830	$0.08	$1,324		$0.05

Adjustment for goodwill impairment, inclusive of the income tax effect	--	--	258	(1)	0.01

Adjusted net income and earnings per share	$1,830	$0.08	$2,115		$0.06

  The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

  (1)  $0

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Lighting Segment

(In thousands)	Three Months Ended September 30
	2012	2011

Net Sales	$55,791	$49,171
Gross Profit	$13,894	$11,741
Operating Income	$4,513	$3,304

Lighting Segment net sales of $55,791,000 in the first quarter of fiscal 2013 increased 13.5% from fiscal 2012 same period net sales of $49,171,000. The $6.6 million increase in Lighting Segment net sales is primarily the net result of a $3.6 million or 17% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store market net sales were up 18% and automotive market net sales were up 106%), a $4.1 million increase in LED video screens (consisting entirely of the sale of a large LED sports video screen), and a $1.8 million or 7% decrease in commissioned net sales to the commercial / industrial lighting market. Sales of lighting to the petroleum / convenience store market represented 28% and 27% of Lighting Segment net sales in the first quarter of fiscal years 2013 and 2012, respectively. lLighting Segment net sales of lighting to this, the Company's largest niche market, were up 17.8% from last year to $15,633,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment's net sales of light fixtures having solid-state LED technology totaled $19.3 million in the first quarter of fiscal 2013, representing a 31% increase from fiscal 2012 first quarter net sales of solid-state LED light fixtures of $14.7 million. The Lighting Segment's net sales related to LED video screens totaled $4.3 million, representing a $4.1 million increase from first quarter net sales of $0.2 million. Lighting Segment sales to the international markets increased 22% to $3.7 million.

Gross profit of $13,894,000 in the first quarter of fiscal 2013 increased $2.2 million or 18.3% from the same period of fiscal 2012, and increased from 23.6% to 24.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales, increased overhead absorption, increased wages and benefits ($0.4 million), increased supplies ($0.1 million), decreased warranty expense ($0.1 million) and increased customer relations expense ($0.5 million).

Selling and administrative expenses of $9,381,000 in the first quarter of fiscal year 2013 increased $0.9 million from the same period of fiscal 2012 primarily as the net result of increased employee compensation and benefits expense ($0.3 million), increased bad debt expense ($0.2 million), increased research and development expense ($0.3 million), increased sales commission ($0.5 million), and decreased customer relations expense ($0.2 million).

The Lighting Segment first quarter fiscal 2013 operating income of $4,513,000 increased $1.2 million or 36.6% from operating income of $3,304,000 in the same period of fiscal 2012. This increase of $1.2 million was primarily the net result of increased net sales, increased overhead absorption and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended September 30
	2012	2011

Net Sales	$10,745	$10,488
Gross Profit	$1,858	$1,861
Operating (Loss) Income	$(355)	$(581)

Graphics Segment net sales of $10,745,000 in the first quarter of fiscal 2013 increased 2.5% from fiscal 2012 same period net sales of $10,488,000. The $0.3 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to four petroleum / convenience store customers ($0.6 million net increase), two grocery retailers ($1.8 million increase), a national drug store retailer ($0.5 million decrease), a quick-service restaurant chain ($1.4 million decrease) and changes in volume or completion of several other graphics programs. Sales of graphics products and services to the petroleum / convenience store market represented 38% and 34% of Graphics Segment net sales in the first quarter of fiscal years 2013 and 2012, respectively. Graphics Segment net sales of graphics to this, the Company's largest niche market, were up 15% from last year to $4,044,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.2 million in the first quarter of fiscal 2013 as compared to $0.4 million in the same period of the prior year.

Image and brand programs, whether full conversions or enhancements, are important to the Company's strategic direction. Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers' corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Brand programs typically occur as new products are offered or new departments are created within existing retail stores. Relative to net sales to a customer before and after an image or brand program, net sales during the program are typically significantly higher, depending upon how much business is awarded to the Company. Sales related to a customer's image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $1,858,000 in the first quarter of fiscal 2013 is almost identical to the gross profit of $1,861,000 from the same period in fiscal 2012. Gross profit as a percentage of Segment net sales (customer plus inter-segment net sales) decreased from 17.5% in the first quarter of fiscal 2012 to 16.0% in the first quarter of fiscal 2013. The change in amount of gross profit is due to the net effect of increased overhead absorption, increased freight costs ($0.2 million), and increased employee compensation and benefit expense ($0.3 million).

Selling and administrative expenses of $2,213,000 in the first quarter of fiscal 2013 decreased $0.2 million from the same period of fiscal 2012 primarily as a result of a decrease in goodwill impairment expense ($0.3 million).

The Graphics Segment first quarter fiscal 2013 operating loss of $(355,000) decreased $0.2 million from an operating loss of $(581,000) in the same period of fiscal 2012. The $0.2 million decrease in operating loss was primarily the result of decreased selling and administrative expenses.

Electronic Components Segment

(In thousands)	Three Months Ended September 30
	2012	2011

Net Sales	$5,754	$4,404
Gross Profit	$1,744	$1,478
Operating Income	$786	$1,065

Electronic Components Segment net sales of $5,754,000 in the first quarter of fiscal 2013 increased 30.7% from fiscal 2012 same period net sales of $4,404,000. The $1.4 million increase in Electronic Components Segment net sales is primarily the result of a $0.1 million increase in sales to the Telecommunications market, a $0.9 million increase in sales to the Transportation market, and a $0.3 million increase in sales to various other markets. In addition to this segment's increase in customer sales, its inter-segment net sales grew 32% in support of LED lighting sales.

Gross profit of $1,744,000 in the first quarter of fiscal 2013 increased $0.3 million or 18.0% from the same period in fiscal 2012, and decreased from 16.0% to 14.4% as a percentage of net sales (customer plus inter-segment net sales).The $0.3 million increase in amount of gross profit is due to the net effect of increased customer net sales, a lower gross profit margin percentage on increased inter-segment sales, and increased employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $958,000 in the first quarter of fiscal 2013 increased $0.5 million from the same period in fiscal 2012 primarily as the result of increased employee compensation and benefit expense ($0.4 million).

The Electronic Components Segment first quarter fiscal 2013 operating income of $786,000 decreased $0.3 million from operating income of $1,065,000 in the same period of fiscal 2012. The $0.3 million decrease in operating income was the net result of increased net customer and inter-segment sales and increased employee compensation and benefit expense.

All Other Category

(In thousands)	Three Months Ended September 30
	2012	2011

Net Sales	$2,429	$1,432
Gross Profit	$525	$542
Operating Income (Loss)	$(2)	$(139)

All Other Category net sales of $2,429,000 in the first quarter of fiscal 2013 increased 70.0% from fiscal 2012 net sales of $1,432,000. The $1.0 million increase in the All Other Category net sales is primarily the net result of increased sales of menu board systems ($1.0 million), increased project management net sales ($0.7 million), and decreased net sales of specialty LED lighting ($0.5 million).

The gross profit of $525,000 in the first quarter of fiscal 2013 is almost identical to the gross profit of $542,000 in the same period of fiscal 2012. The change in gross profit between the first quarter of fiscal 2013 and first quarter of fiscal 2012 is the net result of increased net customer sales, lower profits margins due to a change in mix between product and project management services and lower overhead absorption at the Montreal plant.

Selling and administrative expenses of $527,000 in the first quarter of fiscal 2013 decreased $0.2 million from the same period in fiscal year 2012. The decrease of $0.2 million is primarily the result of decreased research and development expense ($0.1 million).

The All Other Category first quarter fiscal 2013 operating loss of $(2,000) compares to an operating loss of $(139,000) in the same period of fiscal 2012. This $0.1 million improvement in operating loss was the net result of increased customer sales, a lower gross profit margin, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended September 30
	2012	2011

Gross Profit	$(150)	$(158)
Operating (Loss)	$(1,915)	$(1,471)

The negative gross profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,765,000 in the first quarter of fiscal 2013 increased $0.5 million or 34.4% from the same period of the prior year. The increase in expense is the net result of increased employee compensation and benefit expense ($0.2 million), increased stock option expense ($0.4 million) and decreased depreciation expense ($0.1 million).

Consolidated Results

The Company reported net interest expense of $20,000 in the first quarter of fiscal 2013 as compared to net interest expense of $40,000 in the same period of fiscal 2012. Commitment fees related to the unused portions of the Company's lines of credit and interest income on invested cash are included in the net interest expense amounts above. The mortgage associated with the LSI ADL facility in Columbus, Ohio was paid off in fiscal 2012 which contributed to the decrease in net interest expense from the first quarter in fiscal 2012 compared to the first quarter of fiscal 2013.

The $1,177,000 income tax expense in the first quarter of fiscal 2013 represents a consolidated effective tax rate of 39.1%. This is the net result of an income tax rate of 37.8% for the Company's U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company's Canadian tax position. The $814,000 income tax expense in the same period of the prior year represents a consolidated effective tax rate of 38.1%. This is the net result of an income tax rate of 35.2% for the Company's U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company's Canadian tax position.

The Company reported net income of $1,830,000 in the first quarter of fiscal 2013 as compared to net income of $1,324,000 in the same period of the prior year. The increased net income is primarily the result of increased net sales and increased gross profit, partially offset by increased operating expenses and by increased income tax expense. Diluted earnings per share were $0.08 in the first quarter of fiscal 2013 as compared to $0.05 in the same period of fiscal 2012. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2013 were 24,373,000 shares as compared to 24,360,000 shares in the same period last year.

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

At September 30, 2012, the Company had working capital of $84.7 million, compared to $83.7 million at June 30, 2012. The ratio of current assets to current liabilities was 4.18 to 1 as compared to a ratio of 4.65 to 1 at June 30, 2012. The $1.0 million increase in working capital from June 30, 2012 to September 30, 2012 was primarily related to the net effect of increased cash and cash equivalents ($0.6 million), increased other current assets ($0.7 million), increased net inventory ($3.0 million), and increased net accounts receivable ($0.5 million), partially offset by increased accounts payable ($1.9 million), increased accrued expenses ($1.3 million), and increased accrued income taxes ($0.5 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $3.5 million of cash from operating activities in the first quarter of fiscal 2013 as compared to a generation of cash of $9.1 million in the same period of the prior year. This $5.6 million decrease in net cash flows from operating activities is primarily the net result of an increase rather a decrease in accounts receivable (unfavorable change of $4.2 million), an increase rather a decrease in inventories (unfavorable change of $6.1 million), a smaller decrease in refundable income taxes (unfavorable change of $0.8 million), a greater increase in accounts payable (favorable change of $0.8 million), an increase rather than a decrease in accrued expenses (favorable change of $4.1 million), and more net income (favorable change of $0.5 million).

Net accounts receivable were $44.9 million and $44.4 million at September 30, 2012 and June 30, 2012, respectively. The increase of $0.5 million in net receivables is primarily due to combined effects of a higher amount of net sales in the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, offset by a lower DSO. The DSO decreased to 53 days at September 30, 2012 from 55 days at June 30, 2012. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at September 30, 2012 increased $3.0 million from June 30, 2012 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2013 in the Lighting Segment of approximately $0.5 million, in the Electronic Components Segment of approximately $2.1 million and in the All Other Category of approximately $0.5 million. A net inventory decrease occurred in the Graphics Segment of approximately $0.1 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company's primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with all $30 million of the credit line available as of October 19, 2012. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2015. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of October 19, 2012, all $5 million of this line of credit is available. The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company's fiscal 2013 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $1.3 million of cash related to investing activities in the first quarter of fiscal 2013 as compared to a use of $0.8 million in the same period of the prior year, resulting in an unfavorable change of $0.5 million. The primary change between years relates to an upgrade of the company's ERP software in fiscal 2013. Other than the upgrade to the Company's ERP software, capital spending in both periods is primarily for tooling and equipment. The Company expects fiscal 2013 capital expenditures to be approximately $9.0 million, exclusive of business acquisitions, if any.

The Company used $1.6 million of cash related to financing activities in the first quarter of fiscal 2013 as compared to a use of cash of $1.3 million in the same period of the prior year. The change between years is attributed to an increased dividend payment.

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

Cash Dividends

On October 24, 2012 the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,441,000) payable November 13, 2012 to shareholders of record on November 6, 2012. The Company's cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company's Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2013 consistent with the above dividend policy.

Critical Accounting Policies and Estimates

The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  The Company continually reviews these estimates and their underlying assumptions to ensure they remain appropriate.  The Company believes the items discussed below are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management's judgment.  Significant changes in the estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements, and ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company's balance sheet.  Significant management judgment is required in developing the Company's income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets.

The Company operates in multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The Internal Revenue Service and other tax authorities routinely review the Company's tax returns.  These audits can involve complex issues which may require an extended period of time to resolve.  In management's opinion, adequate provision has been made for potential adjustments arising from these examinations.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations.  The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The company will first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, the Company's impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant as required by ASC Topic 360, “Property, Plant, and Equipment.”  Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company's initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectibility problems of customers' accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company's knowledge of its business and customer base, and historical trends.  The amount ultimately not collected may differ from the reserve established, particularly in the case where percentages are applied against aging categories.  In all cases, it is management's goal to carry a reserve against the Company's accounts receivable which is adequate based upon the information available at that time so that net accounts receivable is properly stated. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Long-Lived Intangible Assets for Impairment.”  This amended guidance is intended to simplify the test of indefinite-lived intangible assets for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as the basis for determining whether it is necessary to perform the two-step impairment test. Current guidance requires companies to perform an annual indefinite-lived intangible asset impairment test. The amended guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, or the Company's fiscal year 2014, with early adoption permissible. The Company will follow this guidance when it is adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant's exposure to market risk since June 30, 2012.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2012 under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2012, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/12 to 7/31/12	1,818	6.92	1,818	(1)
8/1/12 to 8/31/12	15,509	6.68	15,509	(1)
9/1/12 to 9/30/12	773	6.78	773	(1)
Total	18,100	6.71	18,100	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2012, the Plan held 284,715 common shares of the Company and had distributed 128,292 common shares.

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
October 30, 2012