Form 10-Q
period 2012-12-31
LSI INDUSTRIES INC
filed 2013-02-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

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

As of February 1, 2013 there were 24,023,593 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In thousands, except per share data)	2012	2011	2012	2011

Net sales	$71,082	$68,774	$145,801	$134,269

Cost of products and services sold	57,200	53,848	114,048	103,879

Gross profit	13,882	14,926	31,753	30,390

Selling and administrative expenses	14,450	13,707	29,294	26,735

Goodwill impairment	2,141	0	2,141	258

Operating income (loss)	(2,709)	1,219	318	3,397

Interest (income)	(11)	(11)	(31)	(12)

Interest expense	(7)	48	33	89

Income (loss) before income taxes	(2,691)	1,182	316	3,320

Income tax expense (benefit)	(241)	410	936	1,224

Net income (loss)	$(2,450)	$772	$(620)	$2,096

Earnings (loss) per common share (see Note 4)
Basic	$(0.10)	$0.03	$(0.03)	$0.09
Diluted	$(0.10)	$0.03	$(0.03)	$0.09

Weighted average common shares outstanding
Basic	24,307	24,298	24,306	24,295
Diluted	24,391	24,341	24,382	24,348

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares)	December 31, 2012	June 30, 2012

ASSETS

Current Assets

Cash and cash equivalents	$14,499	$15,255

Accounts receivable, less allowance for doubtful accounts of $506 and $385, respectively	36,804	44,412

Inventories	43,113	41,276

Refundable income taxes	1,496	227

Other current assets	6,086	5,453

Total current assets	101,998	106,623

Property, Plant and Equipment, at cost
Land	7,015	6,947
Buildings	37,770	37,660
Machinery and equipment	70,208	68,964
Construction in progress	2,152	531
	117,145	114,102
Less accumulated depreciation	(73,843)	(71,576)
Net property, plant and equipment	43,302	42,526

Goodwill, net	10,780	12,921

Other Intangible Assets, net	9,733	11,074

Other Long-Term Assets, net	1,965	2,082

Total assets	$167,778	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares)	December 31, 2012	June 30, 2012

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,836	$11,512
Accrued expenses	11,565	11,409

Total current liabilities	23,401	22,921

Other Long-Term Liabilities (Note 12)	2,193	2,937

Commitments and Contingencies (Note 12)	—	—

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,308,883 and 24,047,485 shares, respectively	102,042	101,399
Retained earnings	40,142	47,969

Total shareholders’ equity	142,184	149,368

Total liabilities & shareholders’ equity	167,778	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended December 31
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(620)	$2,096
Non-cash items included in net income (loss)
Depreciation and amortization	3,676	3,944
Goodwill impairment	2,141	258
Deferred income taxes	46	(17)
Deferred compensation plan	102	72
Stock option expense	638	228
Issuance of common shares as compensation	36	22
(Gain) on disposition of fixed assets	(9)	--
Allowance for doubtful accounts	121	(347)
Inventory obsolescence reserve	1,681	188

Changes in certain assets and liabilities
Accounts receivable	7,487	4,261
Inventories	(3,518)	9,304
Refundable income taxes	(1,269)	1,175
Accounts payable	324	1,335
Accrued expenses and other	(784)	(2,495)
Customer prepayments	(366)	(76)
Net cash flows provided by operating activities	9,686	19,948

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,133)	(1,677)
Proceeds from sale of fixed assets	31	1
Net cash flows (used in) investing activities	(3,102)	(1,676)

Cash Flows from Financing Activities
Payment of long-term debt	--	(17)
Cash dividends paid	(7,207)	(2,644)
Exercise of stock options	8	10
Purchase of treasury shares	(141)	(135)
Net cash flows (used in) financing activities	(7,340)	(2,786)

Increase (decrease) in cash and cash equivalents	(756)	15,486

Cash and cash equivalents at beginning of period	15,255	4,056

Cash and cash equivalents at end of period	$14,499	$19,542

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2012, the results of its operations for the three and six month periods ended December 31, 2012 and 2011, and its cash flows for the six month periods ended December 31, 2012 and 2011. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2012 Annual Report on Form 10-K.  Financial information as of June 30, 2012 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

	December 31, 2012	June 30, 2012

Accounts receivable	$37,310	$44,797
less Allowance for doubtful accounts	(506)	(385)
Accounts receivable, net	$36,804	$44,412

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of December 31, 2012 and June 30, 2012, the Company had bank balances of $1,745,000 and $863,000, respectively, without insurance coverage.

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

The Company recorded $1,174,000 and $1,333,000 of depreciation expense in the second quarter of fiscal 2013 and 2012, respectively, and $2,335,000 and $2,652,000 of depreciation expense in the first half of fiscal 2013 and 2012, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Fiscal Year Ended June 30, 2012

Balance at beginning of the period	$1,121	$662	$662
Additions charged to expense	640	680	2,645
Deductions for repairs and replacements	(558)	(610)	(2,186)
Balance at end of the period	$1,203	$732	$1,121

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,522,000 and $1,454,000 for the three months ended December 31, 2012 and 2011, respectively, and $3,174,000 and $2,618,000 for the six months ended December 31, 2012 and 2011, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 370,000 shares and 307,000 shares for the three months ended December 31, 2012 and 2011, respectively, and 357,000 shares and 311,000 shares for the six months ended December 31, 2012 and 2011, respectively.   See further discussion in Note 4.

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

Comprehensive Income:

The Company does not have any comprehensive income items other than net income (loss).  The functional currency of the Company’s Canadian operation is the U.S. dollar.

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

The Lighting Segment includes outdoor, indoor, and landscape lighting that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market), and LED solid state digital sports video screens.  LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting and LSI Lightron.   These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, the Company’s Board of Directors, stock option expense, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if applicable), and deferred income tax assets.

There was no concentration of consolidated net sales in the three or six months ended December 31, 2012 or 2011.  There was no concentration of accounts receivable at December 31, 2012 or June 30, 2012.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2012 and June 30, 2012:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net Sales:
Lighting Segment	$53,743	$53,526	$109,534	$102,697
Graphics Segment	10,532	10,091	21,277	20,579
Electronic Components Segment	4,959	4,215	10,713	8,619
All Other Category	1,848	942	4,277	2,374
	$71,082	$68,774	$145,801	$134,269

Operating Income (Loss):
Lighting Segment	$2,477	$2,832	$6,990	$6,136
Graphics Segment	(1,140)	(868)	(1,495)	(1,449)
Electronic Components Segment	(1,559)	689	(773)	1,754
All Other Category	(1,429)	(228)	(1,431)	(367)
Corporate and Eliminations	(1,058)	(1,206)	(2,973)	(2,677)
	$(2,709)	$1,219	$318	$3,397

Capital Expenditures:
Lighting Segment	$578	$470	$894	$939
Graphics Segment	145	337	363	446
Electronic Components Segment	196	14	329	111
All Other Category	27	27	57	134
Corporate and Eliminations	851	37	1,490	47
	$1,797	$885	$3,133	$1,677

Depreciation and Amortization:
Lighting Segment	$1,139	$1,238	$2,304	$2,458
Graphics Segment	224	214	446	440
Electronic Components Segment	333	267	653	530
All Other Category	46	56	93	110
Corporate and Eliminations	84	204	180	406
	$1,826	$1,979	$3,676	$3,944

	December 31, 2012	June 30, 2012
Identifiable Assets:
Lighting Segment	$87,403	$93,661
Graphics Segment	25,475	27,377
Electronic Components Segment	32,840	31,805
All Other Category	5,874	8,185
Corporate and Eliminations	16,186	14,198
	$167,778	$175,226

The segment net sales reported above represent sales to external customers.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill and intangible assets, but excluding interest expense and interest income.  Identifiable assets are those assets used by each segment in its operations.  Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2012	2011	2012	2011

Lighting Segment inter-segment net sales	$855	$569	$1,512	$1,168

Graphics Segment inter-segment net sales	$449	$178	$1,286	$325

Electronic Components inter-segment net sales	$7,283	$4,919	$13,619	$9,737

All Other Category inter-segment net sales	$1,388	$2,446	$2,254	$3,491

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net Sales (a):
United States	$70,964	$68,688	$145,653	$133,667
Canada	118	86	148	602
	$71,082	$68,774	$145,801	$134,269

	December 31, 2012	June 30, 2012
Long-lived Assets (b):
United States	$44,939	$44,286
Canada	328	322
	$45,267	$44,608

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011

BASIC EARNINGS PER SHARE

Net income (loss)	$(2,450)	$772	$(620)	$2,096

Weighted average shares outstanding during the period, net of treasury shares (a)	24,021	24,034	24,025	24,037
Weighted average shares outstanding in the Deferred Compensation Plan during the period	286	264	281	258
Weighted average shares outstanding	24,307	24,298	24,306	24,295

Basic earnings (loss) per share	$(0.10)	$0.03	$(0.03)	$0.09

DILUTED EARNINGS PER SHARE

Net income (loss)	$(2,450)	$772	$(620)	$2,096

Weighted average shares outstanding

Basic	24,307	24,298	24,306	24,295

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	84	43	76	53

Weighted average shares outstanding (c)	24,391	24,341	24,382	24,348

Diluted earnings (loss) per share	$(0.10)	$0.03	$(0.03)	$0.09

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,896,776 common shares and 1,821,210 common shares at December 31, 2012 and 2011, respectively, and options to purchase 1,852,451 common shares and 1,823,315 common shares at December 31, 2012 and 2011, respectively, were not included in the computation of the three month and six month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 — INVENTORIES
The following information is provided as of the dates indicated:
(In thousands)	December 31, 2012	June 30, 2012

Inventories:
Raw materials	$25,759	$25,538
Work-in-process	6,391	6,623
Finished goods	10,963	9,115
Total Inventories	$43,113	$41,276

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:
(In thousands)	December 31, 2012	June 30, 2012

Accrued Expenses:
Compensation and benefits	$6,401	$5,102
Customer prepayments	616	982
Accrued sales commissions	1,233	1,409
Accrued income taxes	--	809
Other accrued expenses	3,315	3,107
Total Accrued Expenses	$11,565	$11,409

NOTE 7 -  GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company will first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

The Company performed an interim goodwill impairment test as of September 30, 2011.  The continuing effects of the recession on some of the Company’s markets, the decline in discounted cash flows associated with these markets, and the decline in the Company’s stock price led management to believe that an other than annual goodwill impairment test was required for three of the four reporting units that contain goodwill. As a result of the test, it was determined that the goodwill associated with the Graphics Segment was fully impaired. It was also determined that the goodwill associated with the other reporting units tested was not impaired. Because the test was not complete, an estimate of the goodwill impairment was recorded in the first quarter of fiscal year 2012 totaling $258,000. This goodwill impairment test was completed in the second quarter of fiscal 2012 with no change to the impairment that was recorded.

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

The Company performed an interim goodwill impairment test as of December 31, 2012 on LSI Virticus, one of its reporting units that contains goodwill. (Virticus was acquired March 19, 2012 and is part of the Electronic Components Segment.) The reduction of the sales forecast that was originally used to value the Earn-Out liability related to the Virticus acquisition and which ultimately led to an adjustment to the earn-out liability in the second quarter of fiscal 2013 (see Note 12), led management to conclude that an interim goodwill impairment test was required on the Virticus reporting unit. As a result of the test, it was determined that goodwill associated with this reporting unit was impaired. Of the original goodwill of $2,413,000, it was determined that $2,141,000 or 89% of the original goodwill value was impaired. This reporting unit’s goodwill will be tested again as of March 1, 2013 as part of the annual goodwill impairment test. A similar test was not performed on the three other reporting units that contain goodwill because the triggering events that indicate the potential impairment of goodwill did not exist.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total
Balance as of June 30, 2012
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
Goodwill, net as of June 30, 2012	135	--	11,621	1,165	12,921
Fiscal 2013 Activity
Goodwill acquired during year	--	--	--	--	--
Impairment losses	--	--	(2,141)	--	(2,141)
Balance as of December 31, 2012
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,141)	(5,685)	(67,563)
Goodwill, net as of December 31, 2012	$135	$--	$9,480	$1,165	$10,780

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2012 and determined there was no impairment.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

Other Intangible Assets
(In thousands)	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,897	$3,455
Patents	70	53	17
LED technology firmware, software	12,361	10,091	2,270
Trade name	460	316	144
Non-compete agreements	948	523	425
Total Amortized Intangible Assets	24,191	17,880	6,311

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$17,880	$9,733

	June 30, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,538	$3,814
Patents	70	51	19
LED technology firmware, software	12,361	9,225	3,136
Trade name	460	270	190
Non-compete agreements	948	455	493
Total Amortized Intangible Assets	24,191	16,539	7,652

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$16,539	$11,074

(In thousands)	Amortization Expense of Other Intangible Assets

	December 31, 2012	December 31, 2011

Three Months Ended	$652	$646
Six Months Ended	$1,341	$1,292

The Company expects to record amortization expense as follows:

(In thousands)

2013	$2,495
2014	$791
2015	$705
2016	$699
2017	$604
After 2017	$2,358

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., most of which, with the exception of a $0.3 million standby letter of credit secured by the revolving line of credit, was available as of December 31, 2012.  The line of credit expires in the third quarter of fiscal 2015.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group so chooses, to replace the year just ended.  Interest on the revolving lines of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of December 31, 2012.

The Company is in compliance with all of its loan covenants as of December 31, 2012.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $7,207,000 and $2,644,000 in the six months ended December 31, 2012 and 2011, respectively.  The Board of Directors took action in December 2012 to accelerate payment into December 2012 of the fiscal 2013 second quarter regular quarterly cash dividend of $0.06 per share.   Also, an additional cash dividend of $0.12 per share was also paid in December 2012.  The cash dividend indicated annual rate for fiscal 2013 is $0.24 per share.

NOTE 10 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans.  The options granted or stock awards made pursuant to this Plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,081,923 shares (includes 281,923 shares transferred in from the previous plan), all of which were available for future grant or award as of December 31, 2012.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2012, a total of 2,400,075 options for common shares were outstanding from this Plan as well as three previous stock option plans (each of which had also been approved by shareholders), and of these, a total of 1,668,975 options for common shares were vested and exercisable.  The approximate unvested stock option expense as of December 31, 2012 that will be recorded as expense in future periods is $664,848.  The weighted average time over which this expense will be recorded is approximately 20 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011

Dividend yield	3.58%	2.89%	3.60%	2.89%
Expected volatility	51%	55%	51%	55%
Risk-free interest rate	0.67%	0.89%	0.66%	0.89%
Expected life (years)	4.7	4.6	4.7	4.5

At December 31, 2012, the 414,750 options granted during the first six months of fiscal 2013 to both employees and non-employee directors had a weighted average exercise price of $6.58 per share, fair values ranging from $2.00 to $2.11 per share, and remaining contractual lives of between nine years eight months and nine years eleven months.

At December 31, 2011, the 6,000 options granted during the first six months of fiscal 2012 to non-employee directors had per share exercise prices of $6.68, fair values of $2.45 per share, and remaining contractual lives of nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the equity compensation plan, with an estimated 3.4% forfeiture rate effective October 1, 2012, with the previous estimated forfeiture rates having been a 4.1% forfeiture rate effective April 1, 2012, a 3.6% forfeiture rate effective April 1, 2011, a 3.0% effective July 1, 2010 and a 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $119,654 and $100,100 of expense related to stock options in the three months ended December 31, 2012 and 2011, respectively, and $638,047 and $228,200 of expense related to stock options in the six months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, the Company expects that approximately 703,116 outstanding stock options having a weighted average exercise price of $6.68 per share, intrinsic value of $431,814 and weighted average remaining contractual terms of 8.6 years will vest in the future.

Information related to all stock options for the periods ended December 31, 2012 and 2011 is shown in the table below:

	Six Months Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures/expiration	(19,425)	$16.57
Exercised	(1,500)	5.21

Outstanding at 12/31/12	2,400,075	$9.90	6.1	$793,543

Exercisable at 12/31/12	1,668,975	$11.31	5.0	$347,904

	Six Months Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)9	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	6,000	$6.68
Forfeitures/expiration	(137,654)	$12.26
Exercised	(2,000)	$5.21

Outstanding at 12/31/11	1,990,375	$10.69	6.3	$273,248

Exercisable at 12/31/11	1,402,575	$12.17	5.6	$90,695

The aggregate intrinsic value of options exercised during the six months ended December 31, 2012 was $2,084.  The aggregate intrinsic value of options exercised during the six months ended December 31, 2011 was $1,960.  The Company received $7,815 and $10,420 of cash from employees who exercised options in the six months ended December 31, 2012 and 2011, respectively.

Stock Compensation Awards

The Company awarded a total of 5,204 and 3,244 common shares, respectively, in the six months ended December 31, 2012 and 2011 as stock compensation awards.  These common shares were valued at their approximate $36,000 and $22,000 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of December 31, 2012 there were 28 participants, all with fully vested account balances.  A total of 287,537 common shares with a cost of $2,782,000, and 266,615 common shares with a cost of $2,641,000 were held in the Plan as of December 31, 2012 and June 30, 2012, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2013, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 24,000 common shares of the Company.  During the six months ended December 31, 2012 and 2011, the Company used approximately $140,900 and $135,500, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2012	2011
Cash payments:
Interest	$57	$81
Income taxes	$3,157	$275

Issuance of common shares as compensation	$36	$22

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent earn-out liability of $877,000 was recorded based on the fair value of estimated earn-out payments. This liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the earn-out liability was adjusted to $218,000. In addition to the $659,000 adjustment to the earn-out liability, which was recorded within selling and administrative expenses in Corporate and Eliminations, $46,000 of accrued interest expense was also reversed. The earn-out liability, including related accrued interest expense, is $233,000 as of December 31, 2012.

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

The Company may occasionally issue a standby letter of credit in favor of third parties.  As of December 31, 2012, standby letter of credit agreements totaled $0.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Lighting Segment	$53,743	$53,526	$109,534	$102,697
Graphics Segment	10,532	10,091	21,277	20,579
Electronic Components Segment	4,959	4,215	10,713	8,619
All Other Category	1,848	942	4,277	2,374
	$71,082	$68,774	$145,801	$134,269

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Lighting Segment	$2,477	$2,832	$6,990	$6,136
Graphics Segment	(1,140)	(868)	(1,495)	(1,449)
Electronic Components Segment	(1,559)	689	(773)	1,754
All Other Category	(1,429)	(228)	(1,431)	(367)
Corporate and Eliminations	(1,058)	(1,206)	(2,973)	(2,677)
	$(2,709)	$1,219	$318	$3,397

Summary Comments

Fiscal 2013 second quarter net sales of $71,082,000 increased $2.3 million or 3.4% as compared to second quarter fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $0.2 million or 0.4%), increased net sales of the Graphics Segment (up $0.4 million or 4.4%), increased net sales of the Electronic Components Segment (up $0.7 million or 17.7%) and increased net sales of the All Other Category (up $0.9 million or 96.2%). Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $21,865,000 or 31% of total net sales and $20,791,000 or 30% of total net sales in the second quarter of fiscal 2013 and 2012, respectively.

Fiscal 2013 first half net sales of $145,801,000 increased $11.5 million or 8.6% as compared to the same period of fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.8 million or 6.7%), increased net sales of the Graphics Segment (up $0.7 million or 3.4%), increased net sales of the Electronic Components Segment (up $2.1 million or 24.3%) and increased net sales of the All Other Category (up $1.9 million or 80.2%). Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $41,542,000 or 28% of total net sales and $37,569,000 or 28% of total net sales in the first half of fiscal 2013 and 2012, respectively.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2013	FY 2012	% Change

First Quarter	$23,809	$15,842	50.3%
Second Quarter	18,724	20,471	(8.5)%
First Half	42,533	36,313	17.1%
Third Quarter		17,285
Nine Months		53,598
Fourth Quarter		19,802
Full Year		$73,400

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Second quarter fiscal 2013 LED net sales of $18,724,000 were down $1.7 million or 8.5% from the same period of the prior year.  The $18,727,000 total LED net sales and the $1.7 million decrease are primarily the net result of Lighting Segment LED net sales of $18.2 million, which is comprised of $17.5 million of light fixtures having solid-state LED technology and $0.7 million related to video screens (down $1.8 million or 9.0%), Graphics Segment LED net sales of $0.3 million and All Other Category LED net sales of $0.1 million (Graphics Segments LED net sales and LED net sales to the All Other Category remained flat when compared to fiscal 2012).  First half fiscal 2013 total LED net sales of $42,533,000 were $6.2 million or 17.1% higher than the same period of the prior year.  The $42,533,000 total LED net sales and the $6.2 million increase are primarily the net result of Lighting Segment LED net sales of $41.9 million, which is comprised of $36.9 million of light fixtures having solid-state LED technology and $5.0 million related to video screens (up $6.9 million or 19.6%), Graphics Segment LED net sales of $0.5 million (down $0.2 million or 29.9%), and All Other Category LED net sales of $0.1 million (down $0.4 million or 77.1%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as reported U.S. GAAP net income (loss).  Adjusted net income (loss) and earnings (loss) per share, which exclude the impact of the reduction of a contingent earn-out liability and goodwill impairments, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income (loss) for the periods indicated.

(In thousands, except per share data; unaudited)
	Second Quarter FY 2013			Second Quarter FY 2012
			Diluted		Diluted
	Amount		EPS	Amount	EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$(2,450)		$(0.10)	$772	$0.03

Adjustment for the reduction of a contingent Earn-Out liability, inclusive of the income tax effect	(511	)(1)	(0.02)	--	--

Adjustment for goodwill impairment, inclusive of the income tax effect	$1,552	(2)	$0.06	$--	$--

Adjusted net income (loss) and earnings (loss) per share	$(1,409)		$(0.06)	$772	$0.03

(In thousands, except per share data; unaudited)
	First Half FY 2013			First Half FY 2012
			Diluted			Diluted
	Amount		EPS	Amount		EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$(620)		$(0.03)	$2,096		$0.09

Adjustment for the reduction of a contingent Earn-Out liability, inclusive of the income tax effect	(511	)(1)	(0.02)	--		--

Adjustment for goodwill impairment, inclusive of the income tax effect	$1,552	(2)	$0.06	$258	(3)	$0.01

Adjusted net income and earnings per share	$421		$0.02	$2,354		$0.10

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1) $194
(2) $(589)
(3) 0

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Lighting Segment
(In thousands)	Three Months Ended
	December 31
	2012	2011

Net Sales	$53,743	$53,526
Gross Profit	$12,105	$11,807
Operating Income	$2,477	$2,832

Lighting Segment net sales of $53,743,000 in the second quarter of fiscal 2013 increased 0.4% from fiscal 2012 same period net sales of $53,526,000.  The $0.2 million increase in Lighting Segment net sales is primarily the net result of a $0.5 million or 1.7% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were down 2%, retail national net sales were down 53%, quick-service restaurant market sales were up 116%, and automotive market net sales were up 91%), a $1.1 million or 33.2% increase in lighting sales to the international markets, and a $0.9 million or 4% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 32% and 33% of Lighting Segment net sales in the second quarter of fiscal years 2013 and 2012, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 1.6% from last year to $17,135,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $17.5 million in the second quarter of fiscal 2013, representing an 8% decrease from fiscal 2012 second quarter net sales of solid-state LED light fixtures of $19.1 million. The Lighting Segment’s net sales related to LED video screens totaled $0.7 million in the second quarter of fiscal 2013, representing a $0.5 million or 36.6% decrease from fiscal 2012 second quarter net sales of $1.2 million.

Gross profit of $12,105,000 in the second quarter of fiscal 2013 increased $0.3 million or 0.3% from the same period of fiscal 2012, and increased from 21.8% to 22.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.5 million), increased shipping costs, increased overhead absorption, increased employee compensation and wage expense ($0.4 million), increased supplies ($0.1 million), and decreased warranty expense ($0.2 million).

Selling and administrative expenses of $9,628,000 in the second quarter of fiscal year 2013 increased $0.7 million from the same period of fiscal 2012 primarily as the net result of increased employee compensation and benefits expense ($0.4 million), increased research and development expense ($0.1 million), increased sales commission ($0.5 million), and decreased bad debt expense ($0.1 million).

The Lighting Segment second quarter fiscal 2013 operating income of $2,477,000 decreased $0.4 million or 12.5% from operating income of $2,832,000 in the same period of fiscal 2012.  This decrease of $0.4 million was primarily the net result of increased net sales, increased overhead absorption, an increase in inventory reserves and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended
	December 31
	2012	2011

Net Sales	$10,532	$10,091
Gross Profit	$1,203	$1,275
Operating (Loss)	$(1,140)	$(868)

Graphics Segment net sales of $10,532,000 in the second quarter of fiscal 2013 increased 4.4% from fiscal 2012 same period net sales of $10,091,000.  The $0.4 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to five petroleum / convenience store customers ($0.2 million net decrease), two grocery retailers ($0.9 million increase), two national drug store retailers ($0.5 million decrease), and changes in volume or completion of several other graphics programs ($0.2 million increase).  Sales of graphics products and services to the petroleum / convenience store market represented 48% and 33% of Graphics Segment net sales in the second quarter of fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 40.4% from last year to $4,730,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.3 million in the second quarters of both fiscal 2013 and fiscal 2012.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  Some of these Image and Brand programs can be relatively large and are significant to the Company’s operating results when comparing period-over-period results. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Further, during periods where customers remain hesitant to initiate large image programs due to economic constraints, the period of time between such programs is lengthened. In the current economy, many of the Company’s customers have held off on image programs, thereby providing limited opportunities to replace completed programs with new programs. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $1,203,000 in the second quarter of fiscal 2013 is similar to the gross profit of $1,275,000 from the same period of fiscal 2012. Gross profit as a percentage of Segment net sales (customer plus inter-segment net sales) decreased from 12.4% in the second quarter of fiscal 2012 to 11.0% in the second quarter of fiscal 2013. The change in amount of gross profit is due to the net effect of increased overhead absorption, increased freight costs ($0.2 million), and increased employee compensation and benefit expense ($0.3 million).

Selling and administrative expenses of $2,343,000 in the second quarter of fiscal 2013 increased $0.2 million from the same period of fiscal 2012 primarily as a result of increased employee compensation and benefits ($0.2 million).

The Graphics Segment second quarter fiscal 2013 operating loss of $(1,140,000) increased $0.3 million from an operating loss of $(868,000) in the same period of fiscal 2012.  The $0.3 million increase in operating loss was primarily the result of decreased gross margin as a percentage of sales on similar sales and increased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended
	December 31
	2012	2011

Net Sales	$4,959	$4,215
Gross Profit	$1,493	$1,121
Operating Income (Loss)	$(1,559)	$689

Electronic Components Segment net sales of $4,959,000 in the second quarter of fiscal 2013 increased 17.7% from fiscal 2012 same period net sales of $4,215,000. The $0.7 million increase in Electronic Components Segment net sales is primarily the result of a $0.3 million increase in sales to the transportation market, a $0.1 million increase in sale to the medical industry, a $0.1 million increase in sales to original equipment manufacturers, and a $0.2 million increase in sales to various other markets.  In addition to this segment’s increase in customer sales, its inter-segment net sales grew 48% in support of LED lighting sales.

Gross profit of $1,493,000 in the second quarter of fiscal 2013 increased $0.4 million or 33.2% from the same period in fiscal 2012, and decreased from 12.3% to 12.2% as a percentage of net sales (customer plus inter-segment net sales).The $0.4 million increase in amount of gross profit is due to the net effect of increased customer net sales, a lower gross profit margin percentage due to increased inter-segment sales, decreased employee compensation and benefit expense ($0.2 million), and increased warranty expense ($0.2 million).

Selling and administrative expenses of $911,000 in the second quarter of fiscal 2013 increased $0.5 million from the same period in fiscal 2012 primarily as the result of increased employee compensation and benefit expense ($0.1 million) and increased research and development expense related to lighting controls ($0.1 million).  In the second quarter of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.1 million with no comparable expense in fiscal 2012.

The Electronic Components Segment second quarter fiscal 2013 operating loss of $(1,559,000) decreased $2.2 million from operating income of $689,000 in the same period of fiscal 2012.  The $2.2 million decrease in operating income from income in fiscal 2012 to a loss in fiscal 2013 was the net result of increased net customer and inter-segment sales, increased employee compensation and benefit expense, and a goodwill impairment charge of $2.1 million.

All Other Category
(In thousands)	Three Months Ended
	December 31
	2012	2011

Net Sales	$1,848	$942
Gross Profit (Loss)	$(819)	$529
Operating (Loss)	$(1,429)	$(228)

All Other Category net sales of $1,848,000 in the second quarter of fiscal 2013 increased 96.2% from fiscal 2012 net sales of $942,000.  The $0.9 million increase in the All Other Category net sales is primarily the net result of increased sales of menu board systems ($0.6 million) and increased project management net sales ($0.4 million).

The gross loss of $(819,000) in the second quarter of fiscal 2013 is a $1.3 million decrease compared to the gross profit of $529,000 in the same period of fiscal 2012.  The $1.3 million reduction in gross profit is the net result of increased gross profit from increased net sales which was more than offset by an increased inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation.

Selling and administrative expenses of $610,000 in the second quarter of fiscal 2013 decreased $0.1 million from the same period in fiscal year 2012.  The decrease of $0.1 million is primarily the result of decreased research and development expense ($0.2 million).

The All Other Category second quarter fiscal 2013 operating loss of $(1,429,000) compares to an operating loss of $(228,000) in the same period of fiscal 2012.  This $1.2 million increase in operating loss was the net result of increased customer sales, an increase in an obsolete inventory reserve, and decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	December 31
	2012	2011

Gross Profit (Loss)	$(100)	$194
Operating (Loss)	$(1,058)	$(1,206)

The gross profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $958,000 in the second quarter of fiscal 2013 decreased $0.4 million or 31.6% from the same period of the prior year.  The decrease in expense is the net result of increased employee compensation and benefit expense ($0.2 million), decreased depreciation expense ($0.1 million), and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12).

Consolidated Results

The Company reported net interest income of $18,000 in the second quarter of fiscal 2013 as compared to net interest expense of $37,000 in the same period of fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. Two factors contributed to this change: 1) the mortgage associated with the LSI ADL facility in Columbus, Ohio was paid off in fiscal 2012 and 2) the reduction of the accrued interest expense related to the reduction of the contingent earn-out liability associated with the Virticus acquisition.

The $241,000 income tax benefit in the second quarter of fiscal 2013 represents a consolidated effective tax rate of 9.0%.  This is the net result of an income tax rate of 41.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.  The $410,000 income tax expense in the second quarter of fiscal 2012 represents a consolidated effective tax rate of 34.7%.  This is the net result of an income tax rate of 35% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(2,450,000) in the second quarter of fiscal 2013 as compared to net income of $772,000 in the same period of the prior year.  The decrease in net income from the second quarter of fiscal 2012 to a net loss in the second quarter of fiscal 2013 is primarily the net result of increased net sales, decreased gross profit largely due to an increase in inventory reserves against inventory deemed obsolete and no longer useable, increased operating expenses, a 2013 goodwill impairment, and an income tax benefit in fiscal 2013 compared to income tax expense in fiscal 2012.  A diluted loss per share of $(0.10) was reported in the second quarter of fiscal 2013 as compared to diluted earnings per share of $0.03 in the same period of fiscal 2012. The weighted average common shares outstanding for purposes of computing diluted loss per share in the second quarter of fiscal 2013 were 24,391,000 shares as compared to 24,341,000 shares in the same period last year when computing earnings per share.

SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2012	2011

Net Sales	$109,534	$102,697
Gross Profit	$25,999	$23,548
Operating Income	$6,990	$6,136

Lighting Segment net sales of $109,534,000 in the first half of fiscal 2013 increased 6.7% from fiscal 2012 same period net sales of $102,697,000.  The $6.8 million increase in Lighting Segment net sales is primarily the net result of a $4.1 million or 8.4% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 7%, net sales to the automotive market were up 97%, net sales to the Quick Service Restaurant Market were up 116%, and retail national net sales were down 45%), a $1.7 million or 27.8% increase in sales to the international markets, a $3.7 million or 272.6% increase in LED video screens (consisting largely of the sale of a large LED sports video screen), and a $2.7 million or 5.7% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 30% of Lighting Segment net sales in the first half of both fiscal years 2013 and 2012.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 7% from last year to $32,768,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $36.9 million in the first half of fiscal 2013, representing a 9% increase from first half fiscal 2012 net sales of solid-state LED light fixtures of $33.8 million. The Lighting Segment's net sales related to LED video screens totaled $5.0 million in the first half of fiscal 2013, representing a 272% increase from first half fiscal 2012 net sales of $1.3 million.

Gross profit of $25,999,000 in the first half of fiscal 2013 increased $2.5 million or 10.4% from the same period of fiscal 2012, and increased from 22.7% to 23.4% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.5 million), increased benefits and compensation ($0.9 million), decreased warranty costs ($0.3 million), increased supplies ($0.2 million), decreased outside services ($0.2 million), decreased depreciation expense ($0.2 million), and increased customer relations expense ($0.6 million).

Selling and administrative expenses of $19,009,000 in the first half of fiscal 2013 increased $1.6 million or 9.2% from the same period of fiscal 2012 primarily as the net result of increased benefit and compensation expense ($0.7 million), increased sales commission expense ($1.0 million), increased research and development expense ($0.4 million), and decreased customer relations expense ($0.2 million).

The Lighting Segment first half fiscal 2013 operating income of $6,990,000 increased $0.9 million or 13.9% from operating income of $6,136,000 in the same period of fiscal 2012.  This increase of $0.9 million was the net result of increased net sales, increased gross profit, and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2012	2011

Net Sales	$21,277	$20,579
Gross Profit	$3,061	$3,136
Operating (Loss)	$(1,495)	$(1,449)

Graphics Segment net sales of $21,277,000 in the first half of fiscal 2013 increased 3.4% from fiscal 2012 same period net sales of $20,579,000.  The $0.7 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to nine petroleum / convenience store customers ($0.5 million increase), two grocery retailers ($2.7 million increase), two national drug retailers ($1.0 million decrease), the net result of two quick-service restaurant chains ($1.4 million decrease), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 41% and 33% of Graphics Segment net sales in the first half of fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 28% from last year to $8,774,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.5 million in the first half of fiscal 2013 as compared to $0.8 million in the same period of the prior year.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  Some of these Image and Brand programs can be relatively large and are significant to the Company’s operating results when comparing period-over-period results. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Further, during periods where customers remain hesitant to initiate large image programs due to economic constraints, the period of time between such programs is lengthened. In the current economy, many of the Company’s customers have held off on image programs, thereby providing limited opportunities to replace completed programs with new programs. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $3,061,000 in the first half of fiscal 2013 decreased slightly from the same period in fiscal 2012, and decreased from 15.0% to 13.6% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is due to the net effect of increased net sales at decreased margins, increased overhead absorption, and increased benefits and compensation ($0.6 million).

Selling and administrative expenses of $4,556,000 in the first half of fiscal 2013 increased 5.3% from the same period of fiscal 2012 primarily as a result of increased benefits and compensation expense ($0.2 million).  In the first half of fiscal 2012, the Graphics Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2013.

The Graphics Segment first half fiscal 2013 operating loss of $(1,495,000) is comparable to the operating loss of $(1,449,000) in the same period of fiscal 2012 and is the net result of increased sales at decreased margins.

Electronic Components Segment
(In thousands)	Six Months Ended
	December 31
	2012	2011

Net Sales	$10,713	$8,619
Gross Profit	$3,237	$2,599
Operating Income (Loss)	$(773)	$1,754

Electronic Components Segment net sales of $10,713,000 in the first half of fiscal 2013 increased 24.3% from fiscal 2012 same period net sales of $8,619,000.  The $2.1 million increase in Electronic Components Segment net sales is primarily the result of a $0.1 million increase in sales to the telecommunications market, a $1.2 million increase in sales to the transportation market, a $0.2 million increase in sales to the medical market and a $0.5 million increase in sales to various other markets.

Gross profit of $3,237,000 in the first half of fiscal 2013 increased $0.6 million or 24.5% from the same period of fiscal 2012, and decreased from 14.2% to 13.3% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.6 million increase in amount of gross profit is due to the net effect of increased customer net sales, a lower gross profit margin percentage on increased inter-segment sales, and increased warranty expense ($0.3 million).

Selling and administrative expenses of $1,869,000 in the first half of fiscal 2013 increased $1.0 million from the same period of fiscal 2012 primarily as the result of increased employee compensation and benefits expense ($0.3 million), increased research and development expense related to lighting controls ($0.3 million).  In the first half of fiscal 2013, the Electronic Component Segment recorded a goodwill impairment expense of $2.1 million with no comparable expense in fiscal 2012.

The Electronic Components Segment first half fiscal 2013 operating loss of $(773,000) decreased $2.5 million from operating income of $1,754,000 in the same period of fiscal 2012.  The $2.5 million decrease from operating income in fiscal 2012 to a loss in fiscal 2013 was the net result of increased net sales, increased gross profit and decreased gross profit as a percentage of sales, increased selling and administrative expenses, primarily the fiscal 2013 goodwill impairment expense of $2.1 million.

All Other Category
(In thousands)	Six Months Ended
	December 31
	2012	2011

Net Sales	$4,277	$2,374
Gross Profit	$(294)	$1,071
Operating (Loss)	$(1,431)	$(367)

All Other Category net sales of $4,277,000 in the first half of fiscal 2013 increased $1.9 million or 80.2% from fiscal 2012 net sales of $2,374,000.  The $1.9 million increase in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($1.7 million), increased project management net sales ($1.0 million), and decreased net sales of specialty LED lighting ($0.5 million).

The gross loss of $(294,000) in the first half of fiscal 2013 is a $1.4 million decrease compared to the gross profit of $1,071,000 in the same period of fiscal 2012.  The change in gross profit between the first half of fiscal 2013 and first half of fiscal 2012 is the result of increased net customer sales offset by an inventory reserve $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation.

Selling and administrative expenses of $1,137,000 in the first half of fiscal 2013 decreased $0.3 million or 20.9% as compared to the same period of the prior year.  The decrease in selling and administrative expense is primarily the result of lower research and development expense ($0.3 million).

The All Other Category first half fiscal 2013 operating loss of $(1,431,000) compares to an operating loss of $(367,000) in the same period of fiscal 2012.  This $1.1 million increase in operating loss was the net result of increased net sales, an increase in obsolete inventory reserves, and decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2012	2011

Gross Profit	$(250)	$36
Operating Income (Loss)	$(2,973)	$(2,677)

The negative gross profit (loss) relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $2,723,000 in the first half of fiscal 2013 were comparable to fiscal 2012 selling and administrative expenses of $2,713,000. The small change in expense is the net result of increased employee compensation and benefit expense ($0.8 million), decreased depreciation expense ($0.2 million) and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12).

Consolidated Results

The Company reported net interest expense of $2,000 in the first half of fiscal 2013 as compared to net interest expense of $77,000 in the same period of fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. Two factors that are contributing to the decrease in net interest expense from the first half of fiscal 2012 to the first half of fiscal 2013: 1) the mortgage associated with the LSI ADL facility in Columbus, Ohio was paid off in fiscal 2012 and 2) the reversal of the accrued interest expense related to the reduction of the contingent earn-out liability associated with the Virticus acquisition.

The $936,000 income tax expense in the first half of fiscal 2013 represents a consolidated effective tax rate greater than 100%.  This is the net result of an income tax rate of 41.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position. Losses on the Company’s Canadian operation were greater than the profits recognized on the Company’s U.S operations thereby contributing to the effective tax rate in excess of 100%.  The $1,224,000 income tax expense in the first half of fiscal 2012 represents a consolidated effective tax rate of 36.9%.  This is the net result of an income tax rate of 35.0% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(620,000) in the first half of fiscal 2013 as compared to net income of $2,096,000 in the same period of the prior year.  The decreased net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, increased goodwill impairment and decreased income tax expense.  Diluted loss per share was $(0.03) in the first half of fiscal 2013 as compared to diluted earnings per share of $0.09 in the same period of fiscal 2012. The weighted average common shares outstanding for purposes of computing the diluted loss per share in the first half of fiscal 2013 was 24,382,000 shares as compared to 24,348,000 shares when computing earnings per share in the same period last year.

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

At December 31, 2012, the Company had working capital of $78.6 million, compared to $83.7 million at June 30, 2012.  The ratio of current assets to current liabilities was 4.36 to 1 as compared to a ratio of 4.65 to 1 at June 30, 2012.  The $5.1 million decrease in working capital from June 30, 2012 to December 31, 2012 was primarily related to the net effect of decreased cash and cash equivalents ($0.8 million), decreased net accounts receivable ($7.6 million), and increased accrued expenses ($0.5 million), partially offset by increased net inventory ($1.8 million), increased refundable income taxes ($1.3 million), and increased other current assets ($0.6 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $9.7 million of cash from operating activities in the first half of fiscal 2013 as compared to a generation of cash of $19.9 million in the same period of the prior year. This $10.2 million decrease in net cash flows from operating activities is primarily the net result of an increase rather a decrease in inventory (unfavorable change of $12.8 million), an increase rather a decrease in refundable income tax (unfavorable change of $2.4 million), a greater decrease in accounts receivable (favorable change of $3.2 million), and a smaller decrease in accrued expenses and other (favorable change of $1.7 million).

Net accounts receivable were $36.8 million and $44.4 million at December 31, 2012 and June 30, 2012, respectively.  The decrease of $7.6 million in net receivables is primarily due to combined effects of a lower amount of net sales in the latter two months of the second quarter of fiscal 2013 as compared to the latter two months of the fourth quarter of fiscal 2012 and by a lower DSO.  The DSO decreased to 54 days at December 31, 2012 from 55 days at June 30, 2012. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at December 31, 2012 increased $1.8 million from June 30, 2012 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occuring in the first half of fiscal 2013 in the Electronic Component Segment of approximately $3.6 million and in the Graphics Segment of approximately $0.6 million partially offset net inventory decreases in the Lighting Segment of approximately $1.1 million and in the All Other Category of approximately $1.1 million. The drop in net inventory in the All Other Category was primarily the result of the establishment of obsolete inventory reserves against inventory deemed non-usable.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with most of $30 million of the credit line available as of January 24, 2013 ($0.3 million of credit line is consumed by a standby letter of credit).  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2015.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of January 24, 2013, all $5 million of this line of credit is available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2013 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $3.1 million of cash related to investing activities in the first half of fiscal 2013 as compared to a use of $1.7 million in the same period of the prior year, resulting in an unfavorable change of $1.4 million.  The primary change between years relates to an upgrade of the company’s ERP software in fiscal 2013. Other than the upgrade to the Company’s ERP software, capital spending in both periods is primarily for tooling and equipment.  The Company expects fiscal 2013 capital expenditures to be approximately $10.0 million, exclusive of business acquisitions, if any.

The Company used $7.3 million of cash related to financing activities in the first half of fiscal 2013 as compared to a use of cash of $2.8 million in the same period of the prior year.  The change between years is attributed to an increased dividend payment. In December 2012, the Board of Directors took action to accelerate the payment of the fiscal 2013 second quarter regular quarterly cash dividend and the board approved an additional cash dividend above and beyond the regular quarterly dividend.

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

Cash Dividends

In December 2012, the Board of Directors took action to accelerate the regular quarterly cash dividend of $0.06 per share (approximately $1,441,000) usually payable in February 2013, into December 2012. Accordingly, the cash dividend indicated annual rate for fiscal 2013 is $0.24 per share. An additional cash dividend of $0.12 per share was also paid in December 2012. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company will first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2012.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of December 31, 2012 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2012, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 to 10/31/12	780	6.88	780	(1)
11/1/12 to 11/30/12	1,284	6.86	1,284	(1)
12/1/12 to 12/31/12	758	7.00	758	(1)
Total	2,822	6.88	2,822	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2012, the Plan held 287,537 common shares of the Company and had distributed 128,292 common shares.

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
February 4, 2013