Form 10-Q
period 2013-03-31
LSI INDUSTRIES INC
filed 2013-05-03
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

As of May 1, 2013 there were 24,031,897 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands, except per share data)	2013	2012	2013	2012

Net sales	$66,152	$62,937	$211,953	$197,206

Cost of products and services sold	52,231	49,621	166,279	153,500

Gross profit	13,921	13,316	45,674	43,706

Selling and administrative expenses	14,155	13,222	43,449	39,957

Goodwill impairments	272	--	2,413	258

Operating income (loss)	(506)	94	(188)	3,491

Interest (income)	(9)	(6)	(40)	(18)

Interest expense	30	37	63	126

Income (loss) before income taxes	(527)	63	(211)	3,383

Income tax expense (benefit)	(212)	440	724	1,664

Net income (loss)	$(315)	$(377)	$(935)	$1,719

Earnings (loss) per common share (see Note 4)
Basic	$(0.01)	$(0.02)	$(0.04)	$0.07
Diluted	$(0.01)	$(0.02)	$(0.04)	$0.07

Weighted average common shares outstanding
Basic	24,312	24,300	24,308	24,297
Diluted	24,410	24,360	24,372	24,352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares)	March 31, 2013	June 30, 2012

ASSETS

Current Assets

Cash and cash equivalents	$13,850	$15,255

Accounts receivable, less allowance for doubtful accounts of $344 and $385, respectively	38,706	44,412

Inventories	41,430	41,276

Refundable income taxes	1,685	227

Other current assets	6,236	5,453

Total current assets	101,907	106,623

Property, Plant and Equipment, at cost
Land	7,015	6,947
Buildings	37,843	37,660
Machinery and equipment	71,940	68,964
Construction in progress	2,777	531
	119,575	114,102
Less accumulated depreciation	(74,903)	(71,576)
Net property, plant and equipment	44,672	42,526

Goodwill, net	10,508	12,921

Other Intangible Assets, net	9,157	11,074

Other Long-Term Assets, net	2,122	2,082

Total assets	$168,366	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares)	March 31, 2013	June 30, 2012

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,148	$11,512
Accrued expenses	13,088	11,409

Total current liabilities	24,236	22,921

Other Long-Term Liabilities (Note 12)	2,084	2,937

Commitments and Contingencies (Note 12)	—	—

Shareholders’ Equity

Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,030,781 and 24,035,564 shares, respectively	102,219	101,399
Retained earnings	39,827	47,969

Total shareholders’ equity	142,046	149,368

Total liabilities & shareholders’ equity	$168,366	$175,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended March 31
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(935)	$1,719
Non-cash items included in net income (loss)
Depreciation and amortization	5,414	5,852
Goodwill impairments	2,413	258
Deferred income taxes	57	134
Deferred compensation plan	121	92
Stock option expense	740	317
Issuance of common shares as compensation	44	36
(Gain)/Loss on disposition of fixed assets	(5)	9
Allowance for doubtful accounts	(41)	(473)
Inventory obsolescence reserve	1,811	515

Changes in certain assets and liabilities
Accounts receivable	5,747	8,312
Inventories	(1,965)	7,788
Refundable income taxes	(1,458)	1,470
Accounts payable	(364)	1,787
Accrued expenses and other	187	(2,406)
Customer prepayments	(241)	(96)
Net cash flows provided by operating activities	11,525	25,314

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(5,677)	(2,546)
Proceeds from sale of fixed assets	39	3
Acquisition of business, net of cash received	—	(2,973)
Net cash flows (used in) investing activities	(5,638)	(5,516)

Cash Flows from Financing Activities
Payment of long-term debt	—	(1,099)
Cash dividends paid	(7,207)	(4,087)
Exercise of stock options	47	10
Purchase of treasury shares	(157)	(144)
Issuance of treasury shares	25	13
Net cash flows (used in) financing activities	(7,292)	(5,307)

Increase (decrease) in cash and cash equivalents	(1,405)	14,491

Cash and cash equivalents at beginning of period	15,255	4,056

Cash and cash equivalents at end of period	$13,850	$18,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2013, the results of its operations for the three and nine month periods ended March 31, 2013 and 2012, and its cash flows for the nine month periods ended March 31, 2013 and 2012. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2012 Annual Report on Form 10-K.  Financial information as of June 30, 2012 has been derived from the Company’s audited consolidated financial statements.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The condensed consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries (collectively, the “Company”), all of which are wholly owned.  All intercompany transactions and balances have been eliminated in consolidation.

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

Service revenue from integrated design, project and construction management, and site permitting is recognized when all products at each customer site have been installed.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31, 2013	June 30, 2012

Accounts receivable	$39,050	$44,797
less Allowance for doubtful accounts	(344)	(385)
Accounts receivable, net	$38,706	$44,412

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of January 1, 2013, the FDIC full insurance coverage on non-interest bearing accounts in the United States expired.  The new limit for coverage of non-interest bearing accounts is $250,000. As of March 31, 2013 and June 30, 2012, the Company had bank balances of $13,589,000 and $863,000, respectively, without insurance coverage.

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

The Company recorded $1,162,000 and $1,260,000 of depreciation expense in the third quarter of fiscal 2013 and 2012, respectively, and $3,497,000 and $3,912,000 of depreciation expense in the first nine months of fiscal 2013 and 2012, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Fiscal Year Ended June 30, 2012

Balance at beginning of the period	$1,121	$662	$662
Additions charged to expense	1,518	1,612	2,645
Deductions for repairs and replacements	(1,254)	(1,388)	(2,186)
Balance at end of the period	$1,385	$886	$1,121

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,688,000 and $1,529,000 for the three months ended March 31, 2013 and 2012, respectively, and $4,862,000 and $4,147,000 for the nine months ended March 31, 2013 and 2012, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 385,000 shares and 325,000 shares for the three months ended March 31, 2013 and 2012, respectively, and 347,000 shares and 316,000 shares for the nine months ended March 31, 2013 and 2012, respectively.   See further discussion in Note 4.

New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This amended guidance is intended to simplify the test of goodwill for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. Guidance requires companies to perform an annual goodwill impairment test. The amended guidance is applicable for annual reporting periods beginning on or after December 15, 2011, or the Company’s fiscal year 2013, with early adoption permissible. The Company followed this guidance with its fiscal year 2013 annual goodwill impairment test performed as of March 1, 2013.

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

The All Other Category includes the Company’s operating segments that neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  The Operations of LSI Images (menu board systems), LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) and LSI Saco Technologies (designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are combined in the All Other Category.

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

There was no concentration of consolidated net sales in the three or nine months ended March 31, 2013 or 2012.  The accounts receivable balance from Ahold U.S.A., Inc. at March 31, 2013 was $4,840,000 or 12.5% of consolidated net accounts receivable.  There was no concentration of accounts receivable at June 30, 2012.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2013 and June 30, 2012:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net Sales:
Lighting Segment	$47,372	$46,714	$156,906	$149,411
Graphics Segment	13,110	8,940	34,387	29,519
Electronic Components Segment	4,395	4,609	15,108	13,228
All Other Category	1,275	2,674	5,552	5,048
	$66,152	$62,937	$211,953	$197,206

Operating Income (Loss):
Lighting Segment	$1,650	$2,555	$8,640	$8,691
Graphics Segment	5	(767)	(1,490)	(2,216)
Electronic Components Segment	(372)	1,057	(1,145)	2,811
All Other Category	(186)	(680)	(1,617)	(1,047)
Corporate and Eliminations	(1,603)	(2,071)	(4,576)	(4,748)
	$(506)	$94	$(188)	$3,491

Capital Expenditures:
Lighting Segment	$721	$376	$1,615	$1,315
Graphics Segment	--	48	363	494
Electronic Components Segment	982	228	1,311	339
All Other Category	41	29	98	163
Corporate and Eliminations	800	188	2,290	235
	$2,544	$869	$5,677	$2,546

Depreciation and Amortization:
Lighting Segment	$1,062	$1,251	$3,366	$3,709
Graphics Segment	230	221	676	661
Electronic Components Segment	331	274	984	804
All Other Category	46	55	139	165
Corporate and Eliminations	69	107	249	513
	$1,738	$1,908	$5,414	$5,852

	March 31, 2013	June 30, 2012
Identifiable Assets:
Lighting Segment	$87,038	$93,661
Graphics Segment	26,581	27,377
Electronic Components Segment	30,399	31,805
All Other Category	6,125	8,185
Corporate and Eliminations	18,223	14,198
	$168,366	$175,226

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

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2013	2012	2013	2012

Lighting Segment inter-segment net sales	$583	$522	$2,095	$1,690

Graphics Segment inter-segment net sales	$318	$576	$1,604	$901

Electronic Components inter-segment net sales	$6,654	$7,117	$20,273	$16,854

All Other Category inter-segment net sales	$2,227	$783	$4,481	$4,274

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net Sales (a):
United States	$66,085	$62,457	$211,738	$196,057
Canada	67	480	215	1,149
	$66,152	$62,937	$211,953	$197,206

	March 31, 2013	June 30, 2012
Long-lived Assets (b):
United States	$46,442	$44,286
Canada	352	322
	$46,794	$44,608

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012

BASIC EARNINGS PER SHARE

Net income (loss)	$(315)	$(377)	$(935)	$1,719

Weighted average shares outstanding during the period, net of treasury shares (a)	24,025	24,035	24,025	24,036
Weighted average shares outstanding in the Deferred Compensation Plan during the period	287	265	283	261
Weighted average shares outstanding	24,312	24,300	24,308	24,297

Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.04)	$0.07

DILUTED EARNINGS PER SHARE

Net income (loss)	$(315)	$(377)	$(935)	$1,719

Weighted average shares outstanding

Basic	24,312	24,300	24,308	24,297

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	98	60	64	55

Weighted average shares outstanding (c)	24,410	24,360	24,372	24,352

Diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.04)	$0.07

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)
Options to purchase 1,842,075 common shares and 1,656,338 common shares at March 31, 2013 and 2012, respectively, and options to purchase 2,058,075 common shares and 1,792,849 common shares at March 31, 2013 and 2012, respectively, were not included in the computation of the three month and nine month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 —  INVENTORIES

The following information is provided as of the dates indicated:
(In thousands)	March 31, 2013	June 30, 2012

Inventories:
Raw materials	$26,757	$25,538
Work-in-process	4,865	6,623
Finished goods	9,808	9,115
Total Inventories	$41,430	$41,276

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:
(In thousands)	March 31, 2013	June 30, 2012

Accrued Expenses:
Compensation and benefits	$7,557	$5,102
Customer prepayments	741	982
Accrued sales commissions	1,484	1,409
Accrued income taxes	—	809
Other accrued expenses	3,306	3,107
Total Accrued Expenses	$13,088	$11,409

NOTE 7 -  GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors,  the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

The Company performed an interim goodwill impairment test as of December 31, 2012 on LSI Virticus, one of its reporting units that contains goodwill. Virticus was acquired March 19, 2012 and is part of the Electronic Components Segment. The reduction of the sales forecast that was originally used to value the Earn-Out liability related to the Virticus acquisition and which ultimately led to an adjustment to the earn-out liability in the second quarter of fiscal 2013 (see Note 12), led management to conclude that an interim goodwill impairment test was required on the LSI Virticus reporting unit. As a result of the test, it was determined that goodwill associated with this reporting unit was impaired. Of the original goodwill of $2,413,000, it was determined that $2,141,000 or 89% of the original goodwill value was impaired. A similar test was not performed on the three other reporting units that contain goodwill because the triggering events that indicate the potential impairment of goodwill did not exist.

As of March 1, 2013, the Company performed its annual goodwill impairment test on the four reporting units that contain goodwill. The goodwill impairment test of one of the reporting units in the Electronic Components Segment that contains goodwill passed with an estimated business enterprise value that was $10.5 million or 42% above the carrying value of this reporting unit. The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $2.1 million or 182% above the carrying value of the reporting unit. The goodwill impairment test in the Lighting Segment passed with a margin in excess of $8.5 million or 10% above the carrying value of this reporting unit. The fourth reporting unit that contains goodwill that is also in the Electronic Components Segment, LSI Virticus, was found to be fully impaired. It was this same reporting unit that incurred an impairment loss of $2,141,000, or 89% of the original goodwill value, as of December 31, 2012. The remaining $272,000 of goodwill associated with LSI Virticus was found to be fully impaired, primarily as a result of a decline in the discounted cash flows related to this reporting unit.  Because the impairment test is not fully complete, an estimate of the goodwill impairment was recorded in the third quarter of fiscal 2013.  The impairment test is expected to be completed in the fourth quarter of fiscal 2013.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill			Electronic
(In thousands)	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2012
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)
Goodwill, net as of June 30, 2012	135	--	11,621	1,165	12,921

Fiscal 2013 Activity
Goodwill acquired during year	--	--	--	--	--
Impairment losses	--	--	(2,413)	--	(2,413)
Balance as of March 31, 2013
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of March 31, 2013	$135	$--	$9,208	$1,165	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2013 and determined there was no impairment.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2013
Other Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,983	$3,369
Patents	70	54	16
LED technology firmware, software	12,361	10,523	1,838
Trade name	460	339	121
Non-compete agreements	948	557	391
Total Amortized Intangible Assets	24,191	18,456	5,735

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$18,456	$9,157

	June 30, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,538	$3,814
Patents	70	51	19
LED technology firmware, software	12,361	9,225	3,136
Trade name	460	270	190
Non-compete agreements	948	455	493
Total Amortized Intangible Assets	24,191	16,539	7,652

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$16,539	$11,074

(In thousands)	Amortization Expense of Other Intangible Assets

	March 31, 2013	March 31, 2012

Three Months Ended	$576	$648
Nine Months Ended	$1,917	$1,940

The Company expects to record amortization expense as follows:

(In thousands)

2013	$2,495
2014	$791
2015	$705
2016	$699
2017	$604
After 2017	$2,358

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., most of which, with the exception of a $0.3 million standby letter of credit secured by the revolving line of credit, was available as of March 31, 2013.  The line of credit expires in the third quarter of fiscal 2016.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group and the Company so choose, to replace the year just ended.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of March 31, 2013.

The Company is in compliance with all of its loan covenants as of March 31, 2013.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $7,207,000 and $4,087,000 in the nine months ended March 31, 2013 and 2012, respectively.  In April 2013, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable May 14, 2013 to shareholders of record May 7, 2013.  The cash dividend indicated annual rate for fiscal 2013 is $0.24 per share.

NOTE 10 -  EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans.  The options granted or stock awards made pursuant to this Plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,079,499 shares (includes 282,223 shares transferred in from the previous plan), all of which were available for future grant or award as of March 31, 2013.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2013, a total of 2,392,775 options for common shares were outstanding from this Plan as well as two previous stock option plans (each of which had also been approved by shareholders), and of these, a total of 1,682,300 options for common shares were vested and exercisable.  As of March 31, 2013, the unvested stock option expense that will be recorded as expense in future periods is $561,460.  The weighted average time over which this expense will be recorded is approximately 30 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012

Dividend yield	--	3.11%	3.60%	3.07%
Expected volatility	--	55%	51%	55%
Risk-free interest rate	--	1.02%	0.64%	1.00%
Expected life (yrs.)	--	4.7	4.7 .	4.7

At March 31, 2013, the 414,750 options granted during the first nine months of fiscal 2013 to both employees and non-employee directors had exercise prices ranging from $6.28 to $6.58 per share, fair values ranging from $2.00 to $2.11 per share, and remaining contractual lives of between nine years five months and nine years eight months.

At March 31, 2012, the 36,000 options granted during the first nine months of fiscal 2012 to both employees and non-employee directors had exercise prices ranging from $6.68 to $7.22 per share, fair values ranging from $2.45 to $2.60 per share, and remaining contractual lives of between nine years eight months and nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the equity compensation plan, with an estimated 2.3% forfeiture rate effective January 1, 2013, with the previous estimated forfeiture rates having been a 3.4% forfeiture rate effective October 1, 2012, a 4.1% forfeiture rate effective April 1, 2012, a 3.6% forfeiture rate effective April 1, 2011, a 3.0% effective July 1, 2010 and a 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $102,348 and $89,174 of expense related to stock options in the three months ended March 31, 2013 and 2012, respectively, and $740,395 and $317,373 of expense related to stock options in the nine months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company had 2,381,320 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.92 per share, an aggregate intrinsic value of $755,074 and weighted average remaining contractual terms of 5.8 years.

Information related to all stock options for the periods ended March 31, 2013 and 2012 is shown in the table below:

	Nine Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures/expiration	(19,425)	$16.57
Expirations	(300)	$12.58
Exercised	(8,500)	5.53

Outstanding at 3/31/13	2,392,775	$9.91	5.9	$761,064

Exercisable at 3/31/13	1,682,300	$11.28	4.8	$339,741

	Nine Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	36,000	$7.13
Forfeitures/expiration	(138,814)	$12.30
Expirations	(3,000)	$7.56
Exercised	(2,000)	$5.21

Outstanding at 3/31/12	2,016,125	$10.64	6.1	$737,757

Exercisable at 3/31/12	1,403,525	$12.15	5.4	$241,272

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $12,987 and $1,960, respectively.  The Company received $47,025 and $10,420 of cash from employees who exercised options in the nine months ended March 31, 2013 and 2012, respectively.

Stock Compensation Awards

The Company awarded a total of 6,204 and 5,468 common shares, respectively, in the nine months ended March 31, 2013 and 2012 as stock compensation awards.  These common shares were valued at their approximate $44,000 and $39,700 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock.  Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation.  The Plan is fully funded in a Rabbi Trust.  All Plan investments are in common shares of the Company.  As of March 31, 2013 there were 28 participants, all with fully vested account balances.  A total of 286,102 common shares with a cost of $2,772,600, and 266,615 common shares with a cost of $2,641,000 were held in the Plan as of March 31, 2013 and June 30, 2012, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the Plan and for distributions to terminated employees.  The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan.  The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation – General.  For fiscal year 2013, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 25,000 to 26,000 common shares of the Company.  During the nine months ended March 31, 2013 and 2012, the Company used approximately $156,700 and $145,200, respectively, to purchase common shares of the Company in the open stock market for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.  The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2013	2012
Cash payments:
Interest	$57	$113
Income taxes	$3,227	$303

Issuance of common shares as compensation	$44	$36

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent earn-out liability of $877,000 was recorded based on the fair value of estimated earn-out payments. This liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the earn-out liability was adjusted to $218,000. In addition to the $659,000 adjustment to the earn-out liability, which was recorded within selling and administrative expenses in Corporate and Eliminations, $46,000 of accrued interest expense was also reversed. The earn-out liability, including related accrued interest expense, is $241,000 as of March 31, 2013.

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business.  The Company provides reserves for these matters when a loss is probable and reasonably estimable.  The Company does not disclose a range of potential loss because the likelihood of such a loss is remote.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

The Company may occasionally issue a standby letter of credit in favor of third parties.  As of March 31, 2013, standby letter of credit agreements totaled $0.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012

Lighting Segment	$47,372	$46,714	$156,906	$149,411
Graphics Segment	13,110	8,940	34,387	29,519
Electronic Components Segment	4,395	4,609	15,108	13,228
All Other Category	1,275	2,674	5,552	5,048
	$66,152	$62,937	$211,953	$197,206

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Lighting Segment	$1,650	$2,555	$8,640	$8,691
Graphics Segment	5	(767)	(1,490)	(2,216)
Electronic Components Segment	(372)	1,057	(1,145)	2,811
All Other Category	(186)	(680)	(1,617)	(1,047)
Corporate and Eliminations	(1,603)	(2,071)	(4,576)	(4,748)
	$(506)	$94	$(188)	$3,491

Summary Comments

Fiscal 2013 third quarter net sales of $66,152,000 increased $3.2 million or 5.1% as compared to third quarter fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $0.7 million or 1.4%) and increased net sales of the Graphics Segment (up $4.2 million or 46.6%). Net sales were unfavorably influenced by decreased net sales of the Electronic Components Segment (down $0.2 million or 4.6%) and decreased net sales of the All Other Category (down $1.4 million or 52.3%). Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $17,415,000 or 26% of total net sales and $15,085,000 or 24% of total net sales in the third quarter of fiscal 2013 and 2012, respectively.

Fiscal 2013 nine month net sales of $211,953,000 increased $14.7 million or 7.5% as compared to the same period of fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.5 million or 5.0%), increased net sales of the Graphics Segment (up $4.9 million or 16.5%), increased net sales of the Electronic Components Segment (up $1.9 million or 14.2%) and increased net sales of the All Other Category (up $0.5 million or 10.0%). Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $58,957,000 or 28% of total net sales and $52,654,000 or 27% of total net sales in the first nine months of fiscal 2013 and 2012, respectively.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2013	FY 2012	% Change

First Quarter	$23,809	$15,842	50.3%
Second Quarter	18,724	20,471	(8.5)%
First Half	42,533	36,313	17.1%
Third Quarter	18,794	17,285	8.7%
Nine Months	61,327	53,598	14.4%
Fourth Quarter		19,802
Full Year		$73,400

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Third quarter fiscal 2013 LED net sales of $18,794,000 were up $1.5 million or 8.7% from the same period of the prior year.  The $18,794,000 total LED net sales and the $1.5 million increase are primarily the result of Lighting Segment LED net sales of $18.4 million (up $1.7 million or 10.1%), which is comprised of $17.6 million of light fixtures having solid-state LED technology and $0.8 million related to video screens and Graphics Segment LED net sales of $0.4 million (up $0.3 million or 404%). First nine month fiscal 2013 total LED net sales of $61,327,000 were $7.7 million or 14.4% higher than the same period of the prior year.  The $61,327,000 total LED net sales and the $7.7 million increase are primarily the net result of Lighting Segment LED net sales of $60.3 million (up $8.6 million or 16.6%), which is comprised of $54.5 million of light fixtures having solid-state LED technology and $5.8 million related to video screens, Graphics Segment LED net sales of $0.9 million up slightly from fiscal 2013, and All Other Category LED net sales of $0.2 million (down $0.9 million or 85.4%).

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

(In thousands, except per share data; unaudited)
	Third Quarter FY 2013			Third Quarter FY 2012
			Diluted		Diluted
	Amount		EPS	Amount	EPS
Reconciliation of net (loss) to adjusted net (loss):

Net (loss) and (loss) per share as reported	$(315)		$(0.01)	$(377)	$(0.02)

Adjustment for the acquisition deal costs and related expenses,
inclusive of income tax effect	--		--	376 (3)	$0.02

Adjustment for the reduction of a contingent Earn-Out liability,
inclusive of the income tax effect	(40	)(1)	--	--	--

Adjustment for goodwill impairment, inclusive of the income tax
effect	334	(2)	0.01	--	--

Adjusted net income (loss) and earnings (loss) per share	$(21)		$0.00	$(1)	$0.00

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1) $(40)
(2) $62
(3) $208

(In thousands, except per share data; unaudited)
	Nine Months FY 2013			Nine Months FY 2012
			Diluted			Diluted
	Amount		EPS	Amount		EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$(935)		$(0.04)	$1,719		$0.07

Adjustment for the acquisition deal costs and related expenses,
inclusive of income tax effect	--		--	376	(4)	0.02

Adjustment for the reduction of a contingent Earn-Out liability,
inclusive of the income tax effect	(551	)(1)	(0.02)	--		--

Adjustment for goodwill impairment, inclusive of the income tax
effect	1,886	(2)	0.08	258	(3)	0.01

Adjusted net income and earnings per share	$400		$0.02	$2,353		$0.10

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1) $151
(2) $(527)
(3) $0
(4) $208

Results of Operations

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Lighting Segment
(In thousands)	Three Months Ended March 31
	2013	2012

Net Sales	$47,372	$46,714
Gross Profit	$10,563	$10,660
Operating Income	$1,650	$2,555

Lighting Segment net sales of $47,372,000 in the third quarter of fiscal 2013 increased 1.4% from fiscal 2012 same period net sales of $46,714,000.  The $0.7 million increase in Lighting Segment net sales is primarily the net result of a $1.0 million or 4.3% net decrease in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were up 26%, retail national net sales were down 56%, quick-service restaurant market sales were up 89%, and automotive market net sales were down 6%), a $0.1 million or 3.5% decrease in lighting sales to the international markets, a $0.6 million or 246.9% increase in LED video screens, and a $1.2 million or 6.1% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 29% and 23% of Lighting Segment net sales in the third quarter of fiscal years 2013 and 2012, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 26.1% from last year to $13,762,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $17.6 million in the third quarter of fiscal 2013, representing a 6.7% increase from fiscal 2012 third quarter net sales of solid-state LED light fixtures of $16.5 million. The Lighting Segment’s net sales related to LED video screens totaled $0.8 million in the third quarter of fiscal 2013, representing a $0.6 million or 290% increase from fiscal 2012 third quarter net sales of $0.2 million.

Gross profit of $10,563,000 in the third quarter of fiscal 2013 decreased $0.1 million or 0.9% from the same period of fiscal 2012, and decreased from 22.6% to 22.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The decrease in amount of gross profit is due to the net effect of increased net product sales, increased installation sales at margins lower than traditional product sales, increased overhead absorption, increased employee compensation and wage expense ($0.7 million), decreased customer relations expense ($0.1 million), and decreased warranty expense ($0.1 million).

Selling and administrative expenses of $8,913,000 in the third quarter of fiscal year 2013 increased $0.8 million from the same period of fiscal 2012 primarily as the net result of increased employee compensation and benefits expense ($0.2 million), increased research and development expense ($0.1 million), increased sales commission ($0.6 million), decreased amortization expense ($0.1 million) and decreased bad debt expense ($0.1 million).

The Lighting Segment third quarter fiscal 2013 operating income of $1,650,000 decreased $0.9 million or 35.4% from operating income of $2,555,000 in the same period of fiscal 2012.  This decrease of $0.9 million was primarily the net result of increased net sales, lower gross margin and a lower gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended March 31
	2013	2012

Net Sales	$13,110	$8,940
Gross Profit	$2,230	$1,246
Operating Income (Loss)	$5	$(767)

Graphics Segment net sales of $13,110,000 in the third quarter of fiscal 2013 increased 46.6% from fiscal 2012 same period net sales of $8,940,000.  The $4.2 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.3 million net decrease), two grocery retailers ($5.3 million increase), and two national drug store retailers ($0.8 million decrease).  Sales of graphics products and services to the petroleum / convenience store market represented 28% and 47% of Graphics Segment net sales in the third quarter of fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 12.5% from last year to $3,653,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.4 million in the third quarter of fiscal 2013 compared $0.1 million in fiscal 2012.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  Some of these image and brand programs can be relatively large and are significant to the Company’s operating results when comparing period-over-period results. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Further, during periods where customers remain hesitant to initiate large image programs due to economic constraints, the period of time between such programs is lengthened. In the current economy, many of the Company’s customers have held off on image and brand programs, thereby providing limited opportunities to replace completed programs with new programs. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $2,230,000 in the third quarter of fiscal 2013 increased $1.0 million or 79.0% from the same period of fiscal 2012. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 13.1% in the third quarter of fiscal 2012 to 16.6% in the third quarter of fiscal 2013. The change in amount of gross profit is due to the net effect of increased net sales, increased overhead absorption, increased warranty expense ($0.2 million), increased customer relations expense ($0.2 million), increased supplies ($0.2 million) and increased employee compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $2,225,000 in the third quarter of fiscal 2013 increased $0.2 million from the same period of fiscal 2012 primarily as a result of increased employee compensation and benefits ($0.2 million).

The Graphics Segment third quarter fiscal 2013 operating income of $5,000 increased $0.8 million from an operating loss of $(767,000) in the same period of fiscal 2012.  The $0.8 million change from an operating loss in fiscal 2012 to an operating profit in fiscal 2013 was primarily the net result of increased net sales, increased gross margin, and increased selling and administrative expenses.

Electronic Components Segment
(In thousands)	Three Months Ended March 31
	2013	2012

Net Sales	$4,395	$4,609
Gross Profit	$895	$1,643
Operating Income (Loss)	$(372)	$1,057

Electronic Components Segment net sales of $4,395,000 in the third quarter of fiscal 2013 decreased 4.6% from fiscal 2012 same period net sales of $4,609,000. The $0.2 million decrease in Electronic Components Segment net sales is primarily the result of a $0.3 million increase in sales to the transportation market, a $0.4 million decrease in sale to the telecommunications market, and a $0.2 million decrease in sales to various other markets. In addition to the drop in net customer sales, its inter-segment sales also decreased $0.5 million or 6.5%.

Gross profit of $895,000 in the third quarter of fiscal 2013 decreased $0.7 million or 45.5% from the same period in fiscal 2012, and decreased from 14.0% to 8.1% as a percentage of net sales (customer plus inter-segment net sales).The $0.7 million decrease in amount of gross profit is due partially to the net effect of decreased customer and intersegment net sales, competitive pricing pressures, increased material costs, increased employee compensation and wage expense ($0.3 million), and a net decrease in warranty expense ($0.1 million). The largest impact affecting the drop in gross profit is the Company’s new lighting controls business, LSI Virticus. Current sales of lighting controls have not been enough to cover fixed overhead expenses invested in this recently acquired company. Besides traditional manufacturing expenses, the company also incurred warranty charges related to the first generation control systems.

Selling and administrative expenses of $995,000 in the third quarter of fiscal 2013 increased $0.4 million from the same period in fiscal 2012 primarily as the result of increased employee compensation and benefit expense ($0.1 million), increased outside service expense ($0.1 million), and increased research and development expense related to lighting controls ($0.2 million).  In the third quarter of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2012.

The Electronic Components Segment third quarter fiscal 2013 operating loss of $(372,000) decreased $1.4 million from operating income of $1,057,000 in the same period of fiscal 2012.  The $1.4 million decrease in operating income from income in fiscal 2012 to an operating loss in fiscal 2013 was the net result of decreased net customer and inter-segment sales, increased material costs, decreased gross profit (mostly due to the Company’s new lighting controls business, LSI Virticus), increased selling and administrative expenses (most notably the increase in research and development costs associated with LSI Virticus, as the Company invests in new product offerings), and a goodwill impairment charge of $0.3 million.

All Other Category
(In thousands)	Three Months Ended March 31
	2013	2012

Net Sales	$1,275	$2,674
Gross Profit	$367	$63
Operating (Loss)	$(186)	$(680)

All Other Category net sales of $1,275,000 in the third quarter of fiscal 2013 decreased 52.3% from fiscal 2012 net sales of $2,674,000.  The $1.4 million decrease in the All Other Category net sales is the result of decreased sales of menu board systems ($0.5 million), decreased project management net sales ($0.5 million), and decreased video screen sales related to the Company’s Montreal facility ($0.5 million).

Gross profit of $367,000 in the third quarter of fiscal 2013 increased $0.3 million compared to the gross profit of $63,000 in the same period of fiscal 2012.  The $0.3 million increase in gross profit is the net result of decreased customer net sales more than offset by an increase inter-segment net sales, improved gross margin as the result of a change in the mix of product and service revenue, and increased overhead absorption, and a reserve against inventory deemed obsolete at our Canadian operation in fiscal year 2012 with no corresponding expense in fiscal year 2013.

Selling and administrative expenses of $553,000 in the third quarter of fiscal 2013 decreased $0.2 million from the same period in fiscal year 2012.  The decrease of $0.2 million is primarily the result of decreased research and development expense ($0.2 million).

The All Other Category third quarter fiscal 2013 operating loss of $(186,000) compares to an operating loss of $(680,000) in the same period of fiscal 2012.  This $0.5 million decrease in operating loss was the net result of decreased customer net sales more than offset by increased inter-segment net sales, an increase in gross margin, and decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended March 31
	2013	2012

Gross (Loss)	$(134)	$(296)
Operating (Loss)	$(1,603)	$(2,071)

The gross loss relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,469,000 in the third quarter of fiscal 2013 decreased $0.3 million or 17.2% from the same period of the prior year.  The decrease in expense is primarily the result of acquisition deal costs of $0.4 million in the third quarter of fiscal 2012 with no comparable expense in fiscal 2013.

Consolidated Results

The Company reported net interest expense of $21,000 in the third quarter of fiscal 2013 as compared to net interest expense of $31,000 in the same period of fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. In fiscal 2012, there was interest expense related to the mortgage on the LSI ADL facility in Columbus, Ohio with no corresponding interest expense in fiscal 2013, as the mortgage was paid off in fiscal 2012.

The $212,000 income tax benefit in the third quarter of fiscal 2013 represents a consolidated effective tax rate of 40.2%.  This is the net result of an income tax rate of 45.1% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The Company recorded $440,000 of income tax expense in the third quarter of fiscal 2012.  This is the net result of an income tax rate of 35.6% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by an increase in a valuation reserve on a state income tax net operating loss carryover, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(315,000) in the third quarter of fiscal 2013 as compared to net loss of $(377,000) in the same period of the prior year.  The slight reduction in the net loss in the third quarter of fiscal 2013 as compared to fiscal 2012 is primarily the net result of increased net sales, increased gross profit, increased operating expenses, a 2013 goodwill impairment, and an income tax benefit in fiscal 2013 compared to income tax expense in fiscal 2012.  A diluted loss per share of $(0.01) was reported in the third quarter of fiscal 2013 as compared to diluted loss per share of $(0.02) in the same period of fiscal 2012. The weighted average common shares outstanding for purposes of computing diluted loss per share in the third quarter of fiscal 2013 were 24,410,000 shares as compared to 24,360,000 shares in the same period last year when computing earnings per share.

NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO NINE MONTHS ENDED MARCH 31, 2012

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2013	2012

Net Sales	$156,906	$149,411
Gross Profit	$36,562	$34,208
Operating Income	$8,640	$8,691

Lighting Segment net sales of $156,906,000 in the first nine months of fiscal 2013 increased 5.0% from fiscal 2012 same period net sales of $149,411,000.  The $7.5 million increase in Lighting Segment net sales is primarily the net result of a $3.1 million or 4.4% net increase in lighting sales to our niche markets (petroleum / convenience store market net sales were up 12%, net sales to the automotive market were up 55%, net sales to the quick service restaurant market were up 109%, and retail national net sales were down 50%), a $1.6 million or 15.6% increase in sales to the international markets, a $4.2 million or 268.9% increase in LED video screens (consisting largely of the sale of a large LED sports video screen), and a $1.5 million or 2.2% decrease in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 30% of Lighting Segment net sales in the first nine months of fiscal year 2013 compared to 28% of Lighting Segment net sales in fiscal 2012.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 12% from last year to $46,530,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $54.5 million in the first nine months of fiscal 2013, representing an 8% increase from the first nine months of fiscal 2012 net sales of solid-state LED light fixtures of $50.3 million. The Lighting Segment's net sales related to LED video screens totaled $5.8 million in the first nine months of fiscal 2013, representing a 307% increase from the first nine months of fiscal 2012 net sales of $1.4 million.

Gross profit of $36,562,000 in the first nine months of fiscal 2013 increased $2.4 million or 6.9% from the same period of fiscal 2012, and increased from 22.6% to 23.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales at increased margins, increased overhead absorption, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.2 million), increased benefits and compensation ($1.5 million), decreased warranty costs ($0.5 million), increased supplies ($0.3 million), decreased outside services ($0.2 million), decreased depreciation expense ($0.2 million), and increased customer relations expense ($0.5 million).

Selling and administrative expenses of $27,922,000 in the first nine months of fiscal 2013 increased $2.4 million or 9.4% from the same period of fiscal 2012 primarily as the net result of increased benefit and compensation expense ($0.9 million), increased sales commission expense ($1.6 million), increased research and development expense ($0.6 million), decreased amortization expenses ($0.2 million), and decreased customer relations expense ($0.2 million).

The Lighting Segment fiscal 2013 nine month operating income of $8,640,000 decreased slightly from operating income of $8,691,000 in the same period of fiscal 2012.  This slight decrease in operating income was the net result of increased net sales, increased gross profit, and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2013	2012

Net Sales	$34,387	$29,519
Gross Profit	$5,291	$4,382
Operating (Loss)	$(1,490)	$(2,216)

Graphics Segment net sales of $34,387,000 in the first nine months of fiscal 2013 increased 16.5% from fiscal 2012 same period net sales of $29,519,000.  The $4.9 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.1 million increase), two grocery retailers ($8.1 million increase), two national drug retailers ($1.9 million decrease), two quick-service restaurant chains ($1.6 million decrease), and changes in volume or completion of several other smaller graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 36% and 37% of Graphics Segment net sales in the first nine months of fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 13% from last year to $12,427,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.9 million in the first nine months of fiscal 2013 as compared to $0.8 million in the same period of the prior year.

Image and brand programs, whether full conversions or enhancements, are important to the Company’s strategic direction.  Image programs include situations where our customers refurbish their retail sites around the country by replacing some or all of the lighting, graphic elements, menu board systems and possibly other items they may source from other suppliers. These image programs often take several quarters to complete and involve both our customers’ corporate-owned sites as well as their franchisee-owned sites, the latter of which involve separate sales efforts by the Company with each franchisee.  Some of these image and brand programs can be relatively large and are significant to the Company’s operating results when comparing period-over-period results. The Company may not always be able to replace net sales immediately when a large image conversion program has concluded. Further, during periods where customers remain hesitant to initiate large image programs due to economic constraints, the period of time between such programs is lengthened. In the current economy, many of the Company’s customers have held off on image and brand programs, thereby providing limited opportunities to replace completed programs with new programs. Sales related to a customer’s image or brand program are reported in either the Lighting Segment, Graphics Segment, or the All Other Category depending upon the product and/or service provided.

Gross profit of $5,291,000 in the first nine months of fiscal 2013 increased $0.9 million or 20.7% from the same period in fiscal 2012, and increased from 14.4% to 14.7% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales, increased gross margin, increased overhead absorption, increased outside services ($0.2 million), increased warranty expense ($0.3 million), increased customer relations expense ($0.2 million), and increased benefits and compensation expense ($0.7 million).

Selling and administrative expenses of $6,781,000 in the first nine months of fiscal 2013 increased 7.0% from the same period of fiscal 2012 primarily as a result of increased benefits and compensation expense ($0.4 million), increased outside services ($0.1 million) and increased commission expense ($0.1 million). In the first nine months of fiscal 2012, the Graphics Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2013.

The Graphics Segment fiscal 2013 nine month operating loss of $(1,490,000) improved $0.7 million from the operating loss of $(2,216,000) in the same period of fiscal 2012 and is the net result of increased sales, increased gross margin, increased selling and administrative expenses, and a goodwill impairment charge in fiscal 2012 with no comparable expense in fiscal 2013.

Electronic Components Segment
(In thousands)	Nine Months Ended
	March 31
	2013	2012

Net Sales	$15,108	$13,228
Gross Profit	$4,132	$4,242
Operating Income (Loss)	$(1,145)	$2,811

Electronic Components Segment net sales of $15,108,000 in the first nine months of fiscal 2013 increased 14.2% from fiscal 2012 same period net sales of $13,228,000.  The $1.9 million increase in Electronic Components Segment net sales is primarily the result of a $0.3 million decrease in sales to the telecommunications market, a $1.5 million increase in sales to the transportation market, a $0.2 million increase in sales to the medical market and a net $0.5 million increase in sales to various other markets.

Gross profit of $4,132,000 in the first nine months of fiscal 2013 decreased $0.1 million or 2.6% from the same period of fiscal 2012, and decreased from 14.1% to 11.7% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.1 million decrease in amount of gross profit is due partially to the net effect of increased customer net sales, the effect of increased inter-segment sales on the gross profit margin percentage, competitive pricing pressures, increased material costs, increased employee compensation and benefit expense ($0.5 million), increased supplies ($0.1 million), increased outside service expense ($0.3 million), and a net increase in warranty expense ($0.1 million). The largest impact affecting the drop in gross profit is the Company’s new lighting controls business, LSI Virticus. Current sales of lighting controls have not been enough to cover fixed overhead expenses invested in this recently acquired company. Besides traditional manufacturing expenses, the company also incurred warranty charges related to the first generation control systems.

Selling and administrative expenses of $2,864,000 in the first nine months of fiscal 2013 increased $1.5 million from the same period of fiscal 2012 primarily as the result of increased employee compensation and benefits expense ($0.4 million), increased research and development expense related to lighting controls ($0.5 million), increased amortization expense ($0.1 million), and increased outside service expense ($0.1 million). In the first nine months of fiscal 2013, the Electronic Component Segment recorded a goodwill impairment expense of $2.4 million with no comparable expense in fiscal 2012.

The Electronic Components Segment fiscal 2013 nine month operating loss of $(1,145,000) decreased $4.0 million from operating income of $2,811,000 in the same period of fiscal 2012.  The $4.0 million decrease from operating income in fiscal 2012 to an operating loss in fiscal 2013 was the net result of increased net sales, decreased gross profit (mostly due to the Company’s new lighting controls business, LSI Virticus), increased selling and administrative expenses (most notably the increase in research and development costs associated with LSI Virticus, as the Company invests in new product offerings), and a goodwill impairment charge of $2.4 million in fiscal 2013 with no comparable expense in fiscal 2012.

All Other Category
(In thousands)	Nine Months Ended
	March 31
	2013	2012

Net Sales	$5,552	$5,048
Gross Profit	$73	$1,134
Operating (Loss)	$(1,617)	$(1,047)

All Other Category net sales of $5,552,000 in the first nine months of fiscal 2013 increased $0.5 million or 10.0% from fiscal 2012 net sales of $5,048,000.  The $0.5 million increase in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.9 million), increased project management net sales ($0.6 million), and decreased net sales of specialty LED lighting ($0.9 million).

Gross profit of $73,000 in the first nine months of fiscal 2013 decreased $1.1 million or 93.6% from the same period of fiscal 2012.  The $1.1 million decrease in gross profit is the net result of increased net customer sales offset by an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation.

Selling and administrative expenses of $1,690,000 in the first nine months of fiscal 2013 decreased $0.5 million or 22.5% as compared to the same period of the prior year.  The decrease in selling and administrative expense is primarily the result of lower research and development expense ($0.5 million).

The All Other Category fiscal 2013 nine month operating loss of $(1,617,000) compares to an operating loss of $(1,047,000) in the same period of fiscal 2012.  This $0.6 million increase in operating loss was the net result of increased net sales, an increase in obsolete inventory reserves, and decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2013	2012

Gross (Loss)	$(384)	$(260)
Operating (Loss)	$(4,576)	$(4,748)

The negative gross profit (loss) relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $4,192,000 in the first nine months of fiscal 2013 decreased $0.3 million or 6.6% from the same period the prior year. The decrease in expenses is the net result of increased employee compensation and benefit expense ($0.8 million), decreased depreciation expense ($0.3 million), increased repairs and maintenance expense ($0.1 million), acquisition deal costs of $0.4 million in fiscal 2012 with no comparable expense in fiscal 2013, and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12).

Consolidated Results

The Company reported net interest expense of $23,000 in the first nine months of fiscal 2013 as compared to net interest expense of $108,000 in the same period of fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. Two factors that are contributing to the decrease in net interest expense from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 are: 1) the mortgage associated with the LSI ADL facility in Columbus, Ohio was paid off in fiscal 2012, and 2) the reversal of the accrued interest expense in second quarter of fiscal 2013 related to the reduction of the contingent earn-out liability associated with the Virticus acquisition.

The $724,000 income tax expense in the first nine months of fiscal 2013 represents consolidated tax expense related to a pre-tax loss $(211,000).  This is the net result of an income tax rate of 45.1% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income (most notably the $2.4 million goodwill impairment), by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position. Losses on the Company’s Canadian operation were greater than the profits recognized on the Company’s U.S operations thereby contributing to the recording of tax expense. The $1,664,000 income tax expense in the first nine months of fiscal 2012 represents a consolidated effective tax rate of 49.2%.  This is the net result of an income tax rate of 35.6% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by an increase in a valuation reserve on a state income tax net operating loss carryover, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(935,000) in the first nine months of fiscal 2013 as compared to net income of $1,719,000 in the same period of the prior year.  The decrease from net income in fiscal 2012 to a net loss in fiscal 2013 is primarily the net result of increased net sales, increased gross profit, increased operating expenses, increased goodwill impairment and decreased income tax expense.  Diluted loss per share was $(0.04) in the first nine months of fiscal 2013 as compared to diluted earnings per share of $0.07 in the same period of fiscal 2012. The weighted average common shares outstanding for purposes of computing the diluted loss per share in the first nine months of fiscal 2013 was 24,372,000 shares as compared to 24,352,000 shares when computing earnings per share in the same period last year.

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

At March 31, 2013, the Company had working capital of $77.7 million, compared to $83.7 million at June 30, 2012.  The ratio of current assets to current liabilities was 4.20 to 1 as compared to a ratio of 4.65 to 1 at June 30, 2012.  The $6.0 million decrease in working capital from June 30, 2012 to March 31, 2013 was primarily related to the net effect of decreased cash and cash equivalents ($1.4 million), decreased net accounts receivable ($5.7 million), and increased accrued expenses ($1.7 million), an increase in refundable income taxes ($1.5 million), and increased other current assets ($0.8 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $11.5 million of cash from operating activities in the first nine months of fiscal 2013 as compared to a generation of cash of $25.3 million in the same period of the prior year. This $13.8 million decrease in net cash flows from operating activities is primarily the net result of an increase rather a decrease in inventory (unfavorable change of $9.8 million), an increase rather a decrease in refundable income tax (unfavorable change of $2.9 million), a smaller decrease in accounts receivable (unfavorable change of $2.6 million), an increase rather than a decrease in accrued expenses and other (favorable change of $2.6 million), a decrease rather an increase in accounts payable (unfavorable change of $2.2 million), a net loss in fiscal 2013 compared to a net profit (unfavorable change of $2.7 million), an increase in goodwill impairment (favorable change of $2.2 million) and an increase in the reserve for obsolete inventory (favorable change of $1.3 million).

Net accounts receivable were $38.7 million and $44.4 million at March 31, 2013 and June 30, 2012, respectively.  The decrease of $5.7 million in net receivables is primarily due to combined effects of a lower amount of net sales in the latter two months of the third quarter of fiscal 2013 as compared to the latter two months of the fourth quarter of fiscal 2012 and by a lower DSO.  The DSO decreased to 50 days at March 31, 2013 from 55 days at June 30, 2012. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at March 31, 2013 increased $0.2 million from June 30, 2012 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the nine months of fiscal 2013 in the Electronic Component Segment of approximately $2.2 million and by net inventory decreases occurred in the Graphics Segment of approximately $0.8 million, in the Lighting Segment of approximately $0.2 million and in the All Other Category of approximately $0.8 million. The drop in net inventory in the All Other Category was primarily the result of the establishment of obsolete inventory reserves against inventory deemed non-usable.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with most of the $30 million of the credit line available as of April 19, 2013 ($0.3 million of credit line is consumed by a standby letter of credit).  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2016.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of April 19, 2013, all $5 million of this line of credit was available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2013 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

The Company used $5.6 million of cash related to investing activities in the nine months of fiscal 2013 as compared to a use of $5.5 million in the same period of the prior year, resulting in an unfavorable change of $0.1 million.  Capital expenditures for the first nine months of fiscal 2013 increased $3.1 million to $5.7 million from the same period in fiscal 2012. The primary change in capital expenditures between years relates to an upgrade of the Company’s ERP software in fiscal 2013. Other than the upgrade to the Company’s ERP software, capital spending in both periods is primarily for tooling and equipment.  The increased capital expenditures were offset by a decrease in cash flow related to acquisitions. In March 2012, the Company invested $3.0 million in the acquisition of Virticus Corporation. There was no acquisition in fiscal 2013. The Company expects fiscal 2013 capital expenditures to be approximately $8.0 million, exclusive of business acquisitions, if any.

The Company used $7.3 million of cash related to financing activities in the first nine months of fiscal 2013 as compared to a use of cash of $5.3 million in the same period of the prior year, resulting in an unfavorable change of $2.0 million.  The change between years is primarily attributed to an increased dividend payment (unfavorable change of $3.1 million, mostly due to an additional cash dividend of $0.12 per share paid in December 2012 with no similar additional dividend payment in fiscal 2012), partially offset by a reduction in the payment of long-term debt of $1.1 million. In fiscal 2012, the mortgage associated with LSI ADL Technology was paid-off with no similar debt payment in fiscal 2013.

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

Cash Dividends

In April 2013, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable May 14, 2013 to shareholders of record of May 7, 2013. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year.  Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

Service revenue from integrated design, project and construction management, and site permitting is recognized when all products have been installed at each retail site of the customer.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of March 31, 2013 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2013, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 to 1/31/13	731	$7.25	731	(1)
2/1/13 to 2/28/13	754	$6.97	754	(1)
3/1/13 to 3/31/13	739	$7.22	739	(1)
Total	2,224	$7.12	2,224	(1)

(1)
All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2013, the Plan held 286,102 common shares of the Company and had distributed 131,951 common shares.

ITEM 6.  EXHIBITS

Exhibits

10.1
Amendment to Credit Agreement dated March 28, 2013 among the Registrant PNC Bank, National Association, in its capacity as administrative agent and syndication agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank

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
May 3, 2013