Form 10-K
period 2013-06-30
LSI INDUSTRIES INC
filed 2013-09-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013.

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

Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ☑	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $161,285,000 based upon a closing sale price of $7.01 per share as reported on The NASDAQ Global Select Market.

At August 22, 2013 there were 24,062,405 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2013 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, the ability to recognize the benefits of an acquisition, including potential synergies and cost savings or the failure of an acquired company to achieve its plans and objectives generally, unfavorable economic and market conditions, the results of asset impairment assessments and the other risk factors that are identified herein. You are cautioned to not place undue reliance on these forward-looking statements. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company does not undertake and hereby disclaims any duty to update or revise any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

Our Company

We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive digital and screen graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships located primarily in the United States as well as internationally. In addition, we are an emerging provider of digital solid-state LED (light emitting diode) video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, digital billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.

We seek to expand our market share in the traditional commercial / industrial lighting market by combining our LED product innovation and lighting control solutions with a strong emphasis on high service levels, U.S. manufactured products and market focused solutions. We offer a complete line of competitively priced energy efficient exterior and interior lighting products. Our solutions are targeted to both energy retrofit and new construction markets.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $6.5 million in fiscal 2013, $5.5 million in fiscal 2012, and $5.2 million in fiscal 2011. We develop and manufacture lighting, lighting control systems, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, JC Penney, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

Our business is organized as follows: the Lighting Segment, which represented 73% of our fiscal 2013 net sales; the Graphics Segment, which represented 17% of our fiscal 2013 net sales; the Electronic Components Segment, which represented 7% of our fiscal 2013 net sales; and an All Other Category, which represented 3% of our fiscal 2013 net sales. Our most significant market, which includes sales of both the Lighting Segment and the Graphics Segment, is the petroleum / convenience store market with approximately 27% of total net sales concentrated in this market in the fiscal years ended June 30, 2013 and 2012, and 35% of total net sales concentrated in this market in the fiscal year ended June 30, 2011. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-27 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2013	2012	2011
Lighting Segment	$206,363	$199,610	$197,632
Graphics Segment	46,770	42,131	67,073
Electronic Components Segment	20,333	18,515	21,449
All Other Category	7,324	8,146	7,347

Total Net Sales	$280,790	$268,402	$293,501

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

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including solid-state LED, high-intensity discharge metal-halide, and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, light poles, lighting analysis, photometric layouts and solid state LED video screens for the sports and advertising markets. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

We offer our customers expertise in developing and utilizing high-performance LED color and white lightsource solutions for our Lighting and Graphics applications, which, when combined with the Company’s lighting fixture expertise and technology has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures.

Lighting Segment net sales of $206,363,000 in fiscal 2013 increased 3.4% from fiscal 2012 net sales of $199,610,000.  The $6.8 million increase in Lighting Segment net sales is primarily the net result of a $1.2 million or 1.3% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were up 5%, retail national net sales were down 46%, quick-service restaurant market sales were up 87%, and automotive market net sales were up 52%), a $1.2 million or 7.5% increase in lighting sales to the international markets, a $4.1 million or 220% increase in LED video screens, and a $0.2 million or 0.2% increase in commissioned net sales to the commercial / industrial lighting market.  Sales of lighting to the petroleum / convenience store market represented 28% of Lighting Segment net sales for both fiscal years 2013 and 2012.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 5.0% from last year to $58,326,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $71.4 million in fiscal 2013, representing a 3.7% increase from fiscal 2012 net sales of solid-state LED light fixtures of $68.9 million. The Lighting Segment’s net sales related to LED video screens totaled $6.0 million in fiscal 2013, representing a $4.1 million or 220% increase from fiscal 2012 net sales of $1.9 million.

Lighting Segment net sales of $199,610,000 in fiscal 2012 increased 1.0% from fiscal 2011 net sales of $197,632,000.  The $2.0 million increase in Lighting Segment net sales is primarily the net result of a $4.8 million or 5.3% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were down 1.0%, retail national net sales were up 11%, quick-service restaurant market sales were up 9%, and automotive market net sales were up 32%), a $3.0 million or 23.3% increase in lighting sales to the international markets, a $0.8 million or 73.9% increase in LED video screens, and a $6.5 million or 7.0% increase in commissioned net sales to the commercial / industrial lighting market.  The Company replaced certain commissioned sales representatives during fiscal 2012, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term. Sales of lighting to the petroleum / convenience store market represented 28% and 29% of Lighting Segment net sales in fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 0.4% from last year to $55,576,000.  Included in the net change, and offsetting other increases, was a $9.7 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $68.9 million in fiscal 2012, representing a 14.8% increase from fiscal 2011 net sales of solid-state LED light fixtures of $60.0 million. The Lighting Segment’s net sales related to LED video screens totaled $1.9 million, representing a 73.7% increase from fiscal 2011 sales of $1.1 million.

Graphics Segment

The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation or installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

Our business can be significantly impacted by participation in a customer’s “image conversion program,” especially if it were to involve a “roll out” of that new image to a significant number of that customer’s and its franchisees’ retail sites. The impact to our business can be very positive with growth in net sales and profitability when we are engaged in an image conversion program. This can be followed in subsequent periods by lesser amounts of business or negative comparisons following completion of an image conversion program, unless we are successful in replacing that completed business with participation in new image conversion programs of similar size with one or more customers. An image conversion program can potentially involve any or all of the following improvements, changes or refurbishments at a customer’s retail site: interior or exterior lighting (see discussion above about our lighting segment), interior or exterior store signage and graphics, and installation of these products in both the prototype and roll out phases of their program. We believe many of our retail customers, over the past several years, have delayed their normal cycle of image refresh or conversions, and therefore will choose to implement changes in the near future to maintain a safe, fresh or new image on their site in order to maintain or grow their market share.

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, and installation services for graphics products.

Graphics Segment net sales of $46,770,000 in fiscal 2013 increased 11.0% from fiscal 2012 net sales of $42,131,000.  The $4.6 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.9 million net decrease), two grocery retailers ($6.7 million increase), two national drug store retailers ($2.5 million decrease) two quick-service restaurant chains ($1.5 million decrease), several retail chains ($1.7 million increase) and changes in volume or completion of several other smaller graphics programs ($1.1 million increase). Sales of graphics products and services to the petroleum / convenience store market represented 39% and 37% of Graphics Segment net sales in fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 15.3% from last year to $18,063,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.3 million in fiscal 2013 compared to $1.0 million in fiscal 2012.

Graphics Segment net sales of $42,131,000 in fiscal 2012 decreased 37.2% from fiscal 2011 net sales of $67,073,000.  The $24.9 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($23.8 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($1.9 million net decrease), two grocery retailers ($1.4 million net increase), a national drug store retailer ($1.4 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 37.2% and 68.6% of Graphics Segment net sales in fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 65.9% from last year to $15,665,000, with approximately $23.8 million of the decrease related to the completion of the program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.0 million in fiscal 2012 as compared to $3.9 million in the same period of the prior year.

Electronic Components Segment

The Electronic Components Segment includes the results of LSI ADL Technology and LSI Virticus. ADL Technology operates in Columbus, Ohio and designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. The Company acquired AdL Technology in fiscal 2010 as a vertical integration of circuit boards for LED lighting as well as the Company’s other LED product lines such as digital scoreboards, advertising ribbons and billboards. LSI ADL Technology allows the Company to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components. In addition to its intercompany support, LSI ADL Technology serves a variety of external customers in various markets. LSI Virticus, acquired by the Company in March 2012, operates in Portland, Oregon and designs, engineers and assembles wireless, internet-based lighting control systems.

Electronic Components Segment net sales of $20,333,000 in fiscal 2013 increased 9.8% from fiscal 2012 net sales of $18,515,000.  The $1.8 million increase in Electronic Components Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $1.5 million increase in sales to the transportation market, a $0.1 million decrease in sales to original equipment manufacturers, a $0.3 million decrease in sales to the medical markets, and a $1.3 million increase in sales to various other markets. In addition to the Segment’s increase in customer sales, its inter-segment sales increased 20.5% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Electronic Components Segment net sales of $18,515,000 in fiscal 2012 decreased 13.7% from fiscal 2011 net sales of $21,449,000. The $2.9 million decrease in Electronic Components Segment net sales is primarily the result of a $0.4 million decrease in sales to original equipment manufacturers, a $0.1 million decrease to medical markets, a $0.8 million decrease to retail markets, a $1.1 million decrease to telecommunications markets, and a $0.6 million decrease is sales to various other markets.

All Other Category

The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the three reportable business segments. Operating results of LSI Saco Technologies, LSI Images, and LSI Adapt are included in the All Other Category. The major products and services offered by operations included in the All Other Category include: design, production, and support of large format video screens using LED technology; exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and installation management services related to products of the Graphics Segment. LSI Saco Technologies offers its customers expertise in developing and utilizing high-performance LED color and white light source solutions for both lighting and graphics applications. LSI Saco Technologies also provides research and development support to the Lighting and Graphics Segments. This technology developed by LSI Saco has been applied in the Company’s Lighting Segment in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the traditional metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.

All Other Category net sales of $7,324,000 in fiscal 2013 decreased $0.8 million or 10.1% from fiscal 2012 net sales of $8,146,000.  The $0.8 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.2 million), decreased project management net sales ($0.2 million), and decreased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.8 million).

All Other Category net sales of $8,146,000 in fiscal 2012 increased 10.9% from fiscal 2011 net sales of $7,347,000.  The $0.8 million increase in the All Other Category net sales is primarily the net result of increased net menu board sales to fast food chains ($1.5 million) and increased installation management revenue ($1.2 million), partially offset by decreased LED video screen and specialty LED lighting sales to the Entertainment and other markets ($1.9 million).

Goodwill and Intangible Asset Impairment

In fiscal 2013, we recorded a $2,413,000, non-cash full goodwill impairment charge in one of the reporting units in the Electronic Components Segment due to a decline in estimated discounted cash flows. There was no impairment of the Company’s indefinite-lived intangible assets.

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

Proven Ability to Penetrate Target Markets. We have grown our business by establishing a leadership position in the majority of our target markets as defined by our revenues, including petroleum / convenience stores, automobile dealerships and specialty retailers. Although our relationship with our customers may begin with the need for a single product or service, we leverage our broad product and service offering to identify additional products and solutions. We combine existing graphics, lighting and image element offerings, develop products and add services to create comprehensive solutions for our customers.

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

Sales, Marketing and Customers

Our lighting products (including lighting controls and excluding LED video screens) are sold primarily throughout the United States, but also in Canada, Australia, Latin America, Europe and the Middle East (about 7% of total net sales are outside the United States) using a combination of regional sales managers, independent sales representatives and distributors. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, LED video screens, electronic components, and other products and services sold by operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, wire harnesses, sockets, lamps, certain fixture housings, acrylic and glass lenses, lighting ballasts, inks, various graphics substrates such as decal material and vinyls, LEDs and electronic components. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through quarterly or annual contracts with certain of our suppliers. Our Lighting operations generally carry a certain level of sub-assemblies in inventory and relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who frequently require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times, or the possibility of worldwide shortages of electronic components. LED products are generally made to order and shipped shortly after assembly is complete. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment. Our Electronic Components operations purchase electronic components from multiple suppliers and manufacture custom electronic circuit boards and lighting control systems. Most products are made to order and, as a result, these operations do not carry very many finished goods.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $42.4 million and $32.2 million at June 30, 2013 and 2012, respectively. All orders are believed to be shippable or installed within twelve months. The increase as of June 30, 2013 relates primarily to an increase of orders in our Lighting and Graphics Segments.

We have approximately 1,235 full-time employees and 232 agency employees as of June 30, 2013. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 60% and 61% of the cost of sales in 2013 and 2012, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. There are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times from electronic component suppliers have significantly increased for some component parts and prices of some of these electronic component parts have increased during this period of shortages. Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 27% of our net sales in fiscal year 2013 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in calendar 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals are not conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

The turnover of commissioned sales representatives could cause a significant disruption in sales volume.

Commissioned sales representatives are critical to generating business in the Lighting Segment. From time to time, commissioned sales representatives representing a particular region are terminated and replaced with new commissioned sales representatives. During this period of transition from the previous agency to the new one, sales in the particular region will likely fall as business is disrupted. It may take several months for the new sales representative to generate sales that will equal or exceed the previous sales representative. There is also the risk that the new sales agency will not attain the sales volume of the previous agency. These sales representative changes may occur individually as one agency is replaced due to lack of performance. On the other hand, these sales representative changes can be widespread as a result of the competitive nature of the lighting industry as LSI and its competition vie for the strongest sales agency in a particular region.

Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.

Upgrading or replacing a customer’s current image requires the manufacture of inventory that is specific to the particular customer. This is particularly true in the Graphics Segment. In as many instances as possible, we require a commitment from the customer before the inventory is produced. Our request for a commitment can range from a single site or store to a large roll-out program involving many sites or stores. The risk does exist that a customer cannot or will not honor its commitment to us. The reasons a customer cannot or will not honor its commitment can range from the bankruptcy of the customer, to the change in the image during the roll-out program, to canceling the program before its completion and before the inventory is sold to the customer. In each of these instances, we could be left with significant amounts of inventory required to support the customer’s re-imaging. While all efforts are made to hold the customer accountable for its commitment, there is the risk that a significant amount of inventory could be deemed obsolete and no longer usable which could result in significant inventory write-offs.

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Our success is determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Our ability to compete and the ability of our business to grow could suffer if our intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has fourteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	156,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	LSI Industries sales and engineering office	9,000 sq. ft. (includes 3,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI MidWest Lighting office and manufacturing	163,000 sq. ft. (includes 6,000 sq. ft. of office space and 27,000 sq. ft. of leased warehouse space)	Kansas City, KS	Owned

8)	LSI Retail Graphics office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Woonsocket, RI	Owned (a)

9)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (b)

10)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Charlotte, NC	Owned Leased

11)	LSI Saco Technologies office and manufacturing	29,000 sq. ft. (includes 6,000 sq. ft. of office space)	Montreal, Canada	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 11,000 sq. ft. of office space)	Columbus, OH	Owned

13)	LSI Virticus office and manufacturing/assembly	11,000 sq. ft. (includes 5,000 sq. ft. of office space)	Beaverton, OR	Leased

(a)	This represents two facilities.

(b)	The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,327,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.	MINE SAFETY DISCLOSURES None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)

Common share information appears in Note 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-41 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-43 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 50% and 70% of the then current fiscal year net income forecast. Accordingly, the Board of Directors established an annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2013 consistent with the above dividend policy. This $0.24 per share indicated annual cash dividend rate was reaffirmed by the Company’s Board of Directors for fiscal 2014 as well. In addition to the four quarterly dividend payments, the Company may declare a special year-end cash and/or stock dividend. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995.

At August 26, 2013, there were 502 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)

The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/13 to 4/30/13	772	$6.99	772	(1)
5/1/13 to 5/31/13	976	$8.01	976	(1)
6/1/13 to 6/30/13	655	$7.98	655	(1)
Total	2,403	$7.67	2,403	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2013 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2008 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, light bulbs, fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. Other than the possibility of industry-wide electronic component supply shortages and the potential shortage in rare earth minerals used in fluorescent lamps, the Company has not experienced any significant supply problems in recent years. Supply shortages of certain electronic components and certain other parts in fiscal 2012 and fiscal 2013 have caused some production and shipment delays, and the Company is dealing with some increased supply chain lead times. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2013, the raw material component of cost of goods sold subject to price risk was approximately $132 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases; however, no such increase occurred in fiscal 2013. While competitors of the Company’s lighting business have announced similar price increases, the lighting market remains very price competitive. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

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

Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	F-16

Report of Independent Registered Public Accounting Firm	F-17

Report of Independent Registered Public Accounting Firm	F-18

Consolidated Statements of Operations for the years ended June 30, 2013, 2012, and 2011	F-19

Consolidated Balance Sheets at June 30, 2013 and 2012	F-20

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012, and 2011	F-22

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012, and 2011	F-23

Notes to Consolidated Financial Statements	F-24

Financial Statement Schedules:

II — Valuation and Qualifying Accounts for the years ended June 30, 2013, 2012, and 2011	F-44

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found in Note 15 of the accompanying consolidated financial statements.

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-16.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 21, 2013, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 21, 2013, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 1995 Stock Option Plan, the 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2013.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,341,150	$9.95	1,102,236
Equity compensation plans not approved by security holders	—	—	—
Total	2,341,150	$9.95	1,102,236

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

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

10.3

Amendment to Credit Agreement dated March 27, 2012 among the Registrant, PNC Bank, National Association, in its capacity as administrative agent and syndication agent, PNC Bank, National Association, in its capacity as lender and The Fifth Third Bank (incorporated by reference to exhibit 10.3 to LSI’s Form 10-K filed September 6, 2012).

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

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of July 1, 2012) (incorporated by reference to Exhibit 10.9 to LSI’s Form 10-K filed September 6, 2012).

10.10	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038).

10.11	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039).

10.12	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.13	*

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

10.17

Amendment to Credit Agreement dated March 28, 2013 among the Registrant PNC Bank, National Association, in its capacity as administrative agent and syndication agent, PNC Bank, National Association, in its capacity as lender and the Fifth Third Bank (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q for the quarter ended March 31, 2013).

10.18	*	Corporate Officer 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 26, 2013).

10.19	*	Amended and Restated 2012 Stock Incentive Plan as of August 21, 2013 (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 26, 2013).

10.20	*	Change of Control Policy (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed October 3, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

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

LSI INDUSTRIES INC.

September 6, 2013	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
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

Signature	Title

/s/ Robert J. Ready	Chairman of the Board and Chief Executive
Robert J. Ready Date: September 6, 2013	Officer (Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and
Ronald S. Stowell Date: September 6, 2013	Treasurer (Principal Financial and Accounting Officer)

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 6, 2013

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 6, 2013

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 6, 2013

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 6, 2013

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 6, 2013

/s/ James P. Sferra	Executive Vice President
James P. Sferra	— Manufacturing, Secretary, and Director
Date: September 6, 2013

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

Net Sales by Business Segment

(In thousands)	2013	2012	2011
Lighting Segment	$206,363	$199,610	$197,632
Graphics Segment	46,770	42,131	67,073
Electronic Components Segment	20,333	18,515	21,449
All Other Category	7,324	8,146	7,347
Total Net Sales	$280,790	$268,402	$293,501

Operating Income (Loss) by Business Segment

(In thousands)	2013	2012	2011
Lighting Segment	$10,092	$11,828	$9,901
Graphics Segment	(1,253)	(1,938)	7,895
Electronic Components Segment	(916)	3,634	7,886
All Other Category	(1,451)	(1,114)	(543)
Corporate and Eliminations	(5,842)	(6,079)	(8,835)
Total Operating Income	$630	$6,331	$16,304

Summary Comments

Fiscal 2013 net sales of $280,790,000 increased $12.4 million or 4.6% as compared to fiscal 2012. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.8 million or 3.4%), the Graphics Segment (up $4.6 million of 11.0%), and the Electronic Components Segment (up $1.8 million or 9.8%). Net sales were unfavorably influenced by the All Other Category (down $0.8 million or 10.1%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $76,389,000 or 27.2% of total net sales and $71,241,000 or 26.5% of total net sales in fiscal 2013 and 2012, respectively.

The Company recorded goodwill impairment expense in fiscal 2013 totaling $2,413,000 in the Electronic Components Segment and in fiscal 2012 totaling $258,000 in the Graphics Segment. There was no goodwill impairment expense in fiscal 2011. There was no intangible asset impairment expense in fiscal 2013, 2012 or 2011.

The Company recorded acquisition-related and other professional fees expenses in fiscal 2012, totaling $610,000 ($25,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI Virticus and $585,000 of acquisition transaction costs and related expenses for the acquisition of LSI Virticus). There were no such similar significant expenses in fiscal 2013 and 2011. See also the section below on Non-GAAP Financial Measures.

 The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2013	FY 2012	% Change

First Quarter	$23,809	$15,842	50.3%
Second Quarter	18,724	20,471	(8.5)%
First Half	42,533	36,313	17.1%
Third Quarter	18,794	17,285	8.7%
Nine Months	61,327	53,598	14.4%
Fourth Quarter	18,305	19,802	(7.6)%
Full Year	$79,632	$73,400	8.5%

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2013 LED net sales of $79,632,000 were up $6.2 million or 8.5% from the same period of the prior year.  The $79,632,000 total LED net sales and the $6.2 million increase are primarily the result of Lighting Segment LED net sales of $77.5 million (up $6.7 million or 9.5%), which is comprised of $71.4 million of light fixtures having solid-state LED technology and $6.0 million related to video screens, Graphics Segment LED net sales of $1.3 million (up $0.3 million or 32.9%), and All Other Category LED net sales of $0.9 million (down $0.8 million or 47.7%).

Fiscal 2012 net sales of $268,402,000 decreased $25.1 million or 8.6% as compared to fiscal 2011. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $2.0 million or 1.0%) and the All Other Category (up $0.8 million or 10.9%). Net sales were unfavorably influenced by Graphics Segment (down $24.9 million or 37.2%), and the Electronic Components Segment (down $2.9 million or 13.7%).  Net sales to the petroleum / convenience store market, the Company’s largest niche market, were $71,241,000 or 26.5% of total net sales and $102,357,000 or 34.9% of total net sales in fiscal 2012 and 2011, respectively.  The $31.1 million or 30.4% drop is primarily due to the completion of the program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. Net sales to this petroleum / convenience store customer are reported in both the Lighting and Graphics segments.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2013 and 2012 fiscal years reported in conformity with accounting principals generally accepted in the United States of America (U.S. GAAP). Adjusted net income and earnings per share, which exclude the impact of the LSI Virticus acquisition transaction costs and related expenses, goodwill asset impairments, and the reversal of the contingent Earn-Out liability, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

	FY 2013			FY 2012			FY 2011
			Diluted			Diluted		Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount	EPS

Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$(123)		$(0.01)	$3,224		$0.13	$10,828	$0.44

Adjustment for the reversal of a contingent Earn-Out liability, inclusive of income tax effect	(897	)(1)	(0.04)	—		—	—	—

Adjustment for the acquisition transaction costs, related expenses, and acquisition-related fair value inventory adjustments, inclusive of the income tax effect	—		—	373	(2)	0.02	—	—

Adjustment for goodwill impairments, inclusive of the income tax effect	2,413	(3)	0.10	258	(4)	0.01	—	—

Adjusted net income and earnings per share	$1,393		$0.05	$3,855		$0.16	$10,828	$0.44

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1)	$0

(2)	$237

(3)	$0

(4)	$0

Results of Operations

2013 Compared to 2012

Lighting Segment

(In thousands)

	2013	2012

Net Sales	$206,363	$199,610
Gross Profit	$47,381	$46,463
Operating Income	$10,092	$11,828

Lighting Segment net sales of $206,363,000 in fiscal 2013 increased 3.4% from fiscal 2012 net sales of $199,610,000.  The $6.8 million increase in Lighting Segment net sales is primarily the net result of a $1.2 million or 1.3% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were up 5%, retail national net sales were down 46%, quick-service restaurant market sales were up 87%, and automotive market net sales were up 52%), a $1.2 million or 7.5% increase in lighting sales to the international markets, a $4.1 million or 220% increase in LED video screens, and a $0.2 million or 0.2% increase in commissioned net sales to the commercial / industrial lighting market.  The Company replaced certain commissioned sales representatives during fiscal 2013, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term. Sales of lighting to the petroleum / convenience store market represented 28% of Lighting Segment net sales in both fiscal years 2013 and 2012.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were up 5.0% from last year to $58,326,000. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $71.4 million in fiscal 2013, representing a 3.7% increase from fiscal 2012 net sales of solid-state LED light fixtures of $68.9 million. The Lighting Segment’s net sales related to LED video screens totaled $6.0 million in fiscal 2013, representing a $4.1 million or 220% increase from fiscal 2012 net sales of $1.9 million.

Gross profit of $47,381,000 in fiscal 2013 increased $0.9 million or 2.0% from fiscal 2012, and decreased from 23.0% to 22.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, competitive pricing pressures, efficiencies gained in direct labor, increased overhead absorption, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.8 million), increased employee compensation and benefits expense ($2.2 million), increased customer relations expense ($0.7 million), decreased warranty expense ($1.0 million), increased supplies expense ($0.4 million), decreased outside service expense ($0.3 million), and decreased depreciation expense ($0.3 million).

Selling and administrative expenses of $37,289,000 in fiscal 2013 increased $2.7 million or 7.7% from fiscal 2012 primarily as the net result of increased employee compensation and benefits expense ($1.2 million), decreased customer relations expense ($0.2 million), increased research and development expense ($0.7 million), increased sales commission ($1.5 million), and decreased amortization expense ($0.3 million).

The Lighting Segment fiscal 2013 operating income of $10,092,000 decreased $1.7 million or 14.7% from operating income of $11,828,000 in fiscal 2012.  This decrease of $1.7 million was primarily the net result of increased net sales, competitive pricing pressures, increased overhead absorption, increased commission expense, increased research and development expense, and increased employee compensation and benefit expense.

Graphics Segment

(In thousands)

	2013	2012

Net Sales	$46,770	$42,131
Gross Profit	$7,597	$6,765
Operating (Loss)	$(1,253)	$(1,938)

Graphics Segment net sales of $46,770,000 in fiscal 2013 increased 11.0% from fiscal 2012 net sales of $42,131,000.  The $4.6 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.9 million net decrease), two grocery retailers ($6.7 million increase), two national drug store retailers ($2.5 million decrease), two quick-service restaurant chains ($1.5 million decrease), several retail chains ($1.7 million increases) and changes in volume or completion of several other smaller graphics programs ($1.1 million increase). Sales of graphics products and services to the petroleum / convenience store market represented 39% and 37% of Graphics Segment net sales in fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 15.3% from last year to $18,063,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.3 million in fiscal 2013 compared to $1.0 million in fiscal 2012.

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

Gross profit of $7,597,000 in fiscal 2013 increased $0.8 million or 12.3% from fiscal 2012, and increased from 15.5% to 15.6% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit is due to the net effect of increased net sales, increased overhead absorption, increased freight costs as a percentage of sales, increased benefits and compensation ($0.7 million), increased warranty costs ($0.3 million), increased customer relations expense ($0.1 million); decreased repairs and maintenance expense ($0.2 million); and increased outside service expense ($0.1 million).

Selling and administrative expenses of $8,850,000 in fiscal 2013 increased $0.4 million or 4.8% from the same period of fiscal 2012 primarily as a result of increased benefits and compensation expense ($0.4 million) and increased outside services ($0.1 million). In fiscal 2012, the Graphics Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2013.

The Graphics Segment fiscal 2013 operating loss of $(1,253,000) improved $0.7 million from the operating loss of $(1,938,000) in the same period of fiscal 2012 and is the net result of increased sales, increased gross margin, increased selling and administrative expenses, and a goodwill impairment charge in fiscal 2012 with no comparable expense in fiscal 2013.

Electronic Components Segment

(In thousands)

	2013	2012

Net Sales	$20,333	$18,515
Gross Profit	$5,318	$5,815
Operating Income (Loss)	$(916)	$3,634

Electronic Components Segment net sales of $20,333,000 in fiscal 2013 increased 9.8% from fiscal 2012 net sales of $18,515,000.  The $1.8 million increase in Electronic Components Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $1.5 million increase in sales to the transportation market, a $0.1 million decrease in sales to original equipment manufacturers, a $0.3 million decrease in sales to the medical markets, and a $1.3 million increase in sales to various other markets. In addition to the Segment’s increase in customer sales, its inter-segment sales increased 20.5% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $5,318,000 in fiscal 2013 decreased $0.5 million or 8.5% from fiscal 2012, and decreased from 14.3% to 11.3% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.5 million decrease in amount of gross profit is due to the net effect of increased customer net sales, the effect of increased inter-segment sales on the gross profit margin percentage, competitive pricing pressures, increased material costs, increased employee compensation and benefit expense ($0.6 million), increased supplies ($0.2 million), increased outside service expense ($0.4 million), increased rent expense ($0.1 million), and a net increase in warranty expense ($0.2 million). The largest impact affecting the drop in gross profit is the Company’s new lighting controls business, LSI Virticus. Current sales of lighting controls have not been enough to cover fixed overhead expenses invested in this recently acquired subsidiary. Besides traditional manufacturing expenses, the company also incurred warranty charges of $0.3 million related to the first generation control systems.

Selling and administrative expenses of $3,821,000 in fiscal 2013 increased $1.6 million or 75.2% from fiscal 2012 primarily as the result of increased employee compensation and benefits expense ($0.3 million), increased research and development expense related to lighting controls ($0.7 million), increased amortization expense ($0.1 million), and increased outside service expense ($0.2 million). The Company’s new lighting controls business is contributing to most of the increase in selling and administrative expenses with a full fiscal year of expenses in fiscal 2013 compared to approximately three months of expense recorded in fiscal 2012. In fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.4 million with no comparable expense in fiscal 2012.

The Electronic Components Segment fiscal 2013 operating loss of $(916,000) decreased $4.6 million from operating income of $3,634,000 in fiscal 2012.  The $4.6 million decrease from operating income in fiscal 2012 to an operating loss in fiscal 2013 was the net result of increased net sales, decreased gross profit (mostly due to the Company’s new lighting controls business, LSI Virticus), increased selling and administrative expenses (most notably the increase in research and development costs associated with LSI Virticus, as the Company invests in new product offerings), and a goodwill impairment charge of $2.4 million in fiscal 2013 with no comparable expense in fiscal 2012.

All Other Category

(In thousands)

	2013	2012

Net Sales	$7,324	$8,146
Gross Profit	$613	$1,554
Operating (Loss)	$(1,451)	$(1,114)

All Other Category net sales of $7,324,000 in fiscal 2013 decreased $0.8 million or 10.1% from fiscal 2012 net sales of $8,146,000.  The $0.8 million decrease in the All Other Category net sales is primarily the net result of net increased sales of menu board systems ($0.2 million), decreased project management net sales ($0.2 million), and decreased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.8 million). Inter-segment sales increased 15.6% primarily as a result of LSI Adapt providing increased intercompany project management support.

Gross profit of $613,000 in fiscal 2013 decreased $0.9 million or 60.6% from fiscal 2012.  The $0.9 million decrease in gross profit is the net result of decreased net customer sales, increased inter-segment sales at a lower gross margin as a percentage of sales, and an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation.

Selling and administrative expenses of $2,064,000 in fiscal 2013 decreased $0.6 million or 22.6% as compared to the same period of the prior year.  The decrease in selling and administrative expense is the net result of increased benefit and compensation expense ($0.1 million) offset by lower research and development expense ($0.6 million).

The All Other Category fiscal 2013 operating loss of $(1,451,000) compares to an operating loss of $(1,114,000) in fiscal 2012.  This $0.3 million increase in operating loss was the net result of decreased net sales, an increase in obsolete inventory reserves, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)

	2013	2012

Gross Profit	$(499)	$(284)
Operating (Loss)	$(5,842)	$(6,079)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $5,343,000 in fiscal 2013 decreased $0.5 million or 7.8% from the prior year. The decrease in expenses is the net result of increased employee compensation and benefit expense ($0.9 million), decreased depreciation expense ($0.3 million), increased repairs and maintenance expense ($0.1 million), acquisition deal costs of $0.4 million in fiscal 2012 with no comparable expense in fiscal 2013, and a reduction of the contingent Earn-Out liability related to the Virticus acquisition ($0.9 million as further discussed in Note 13).

Consolidated Results

The Company reported net interest expense of $15,000 in fiscal 2013 as compared to net interest expense of $140,000 in fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in the net interest expense amounts in both fiscal 2013 and 2012 above. The primary reasons for the drop in net interest expense from fiscal 2012 to fiscal 2013 can be attributed to the payoff of a mortgage in fiscal 2012 for which there was no corresponding mortgage interest expense in fiscal 2013 and the reversal in fiscal 2013 of the accrued interest expenses associated with the Earn-Out liability.

The $738,000 income tax expense in fiscal 2013 represents consolidated tax expense related to a pre-tax profit of $630,000.  The relationship between tax expense which is greater than pre-tax profit is the net result of an income tax rate of 33.6% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income (most notably the $2.4 million goodwill impairment), by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position. The $2,967,000 income tax expense in fiscal 2012 represents a consolidated effective tax rate of 47.9%.  This is the net result of an income tax rate of 38.9% for the Company’s U.S. operations influenced by certain temporary and permanent book-tax differences that were significant relative to the amount of taxable income, by the goodwill impairment of $258,000 for which there was no tax effect, by an increase in a valuation reserve on a state income tax net operating loss carryover, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(123,000) in fiscal 2013 as compared to net income of $3,224,000 in fiscal 2012.  The decrease from net income in fiscal 2012 to a net loss in fiscal 2013 is primarily the net result of increased net sales, decreased gross profit, increased operating expenses, increased goodwill impairment and decreased income tax expense.   Diluted loss per share was $(0.01) in fiscal 2013 as compared to diluted earnings per share of $0.13 in fiscal 2012. The weighted average common shares outstanding for purposes of computing the diluted loss per share in fiscal 2013 were 24,385,000 shares as compared to 24,352,000 shares when computing earnings per share in fiscal 2012.

2012 Compared to 2011

Lighting Segment

(In thousands)

	2012	2011

Net Sales	$199,610	$197,632
Gross Profit	$46,463	$44,389
Operating Income	$11,828	$9,901

Lighting Segment net sales of $199,610,000 in fiscal 2012 increased 1.0% from fiscal 2011 net sales of $197,632,000.  The $2.0 million increase in Lighting Segment net sales is primarily the net result of a $4.8 million or 5.3% net increase in lighting sales to our niche and national accounts markets (petroleum / convenience store sales were down 1.0%, retail national net sales were up 11%, quick-service restaurant market sales were up 9%, and automotive market net sales were up 32%), a $3.0 million or 23.3% increase in lighting sales to the international markets, a $0.8 million or 73.9% increase in LED video screens, and a $6.5 million or 7.0% decrease in commissioned net sales to the commercial / industrial lighting market.  The Company replaced certain commissioned sales representatives during fiscal 2012, which has the short-term effect of disrupting sales with a view towards strategic sales growth in the long-term. Sales of lighting to the petroleum / convenience store market represented 28% and 29% of Lighting Segment net sales in fiscal years 2012 and 2011, respectively.  Lighting Segment net sales of lighting to this, the Company’s largest niche market, were down 1.0% from last year to $55,576,000.  Included in the net change, and offsetting other increases, was a $9.7 million decrease related to the December 2010 conclusion of a program with 7-Eleven, Inc., who replaced traditional canopy, site and sign lighting with solid-state LED lighting. The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $68.9 million in fiscal 2012, representing a 14.8% increase from fiscal 2011 net sales of solid-state LED light fixtures of $60.0 million. The Lighting Segment’s net sales related to LED video screens totaled $1.9 million, representing a 73.7% increase from fiscal 2011 sales of $1.1 million.

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

Graphics Segment net sales of $42,131,000 in fiscal 2012 decreased 37.2% from fiscal 2011 net sales of $67,073,000.  The $24.9 million decrease in Graphics Segment net sales is primarily the net result of the completion of the program with 7-Eleven, Inc. ($23.8 million decrease), image conversion programs and sales to four petroleum / convenience store customers ($1.9 million net decrease), two grocery retailers ($1.4 million net increase), a national drug store retailer ($1.4 million increase), and changes in volume or completion of several other graphics programs.  Sales of graphics products and services to the petroleum / convenience store market represented 37.2% and 68.6% of Graphics Segment net sales in fiscal years 2012 and 2011, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were down 65.9% from last year to $15,665,000, with approximately $23.8 million of the decrease related to the completion of the program with 7-Eleven, Inc., who replaced traditional sign lighting with solid-state LED lighting.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.0 million in fiscal 2012 as compared to $3.9 million in fiscal 2011.

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

Electronic Components Segment net sales of $18,515,000 in fiscal 2012 decreased 13.7% from fiscal 2011 net sales of $21,449,000. The $2.9 million decrease in Electronic Components Segment net sales is primarily the result of a $0.4 million decrease in sales to original equipment manufacturers, a $0.1 decrease to medical markets, a $0.8 million decrease to retail markets, and a $1.1 million decrease to telecommunications markets, and a $0.5 decrease is sales to various other markets. In addition to the Segment’s decline in customer sales, its inter-segment sales decreased 13.9% due to inventory rationalization and reductions of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $5,815,000 in fiscal 2012 decreased $3.8 million or 39.4% from fiscal 2011, and decreased from 20.4% to 14.3% as a percentage of net sales (customer plus inter-segment net sales). The decrease in amount of gross profit is the net result of decreased customer net sales; decreased intersegment net sales; increased compensation and benefits ($0.7 million); decreased repairs and maintenance expense ($0.1 million); and increased warranty expense ($0.4 million). An increase in warranty expense is directly related to the increase in sales of light fixtures having solid-state LED technology and therefore have a higher content of LSI developed proprietary components. Such warranty expenses are more common when new products containing new technologies are developed and introduced to the market. The Company has addressed the issues with the earlier product designs and it is anticipated that a decrease in warranty expense will occur in future periods.

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

All Other Category net sales of $8,146,000 in fiscal 2012 increased 10.9% from fiscal 2011 net sales of $7,347,000.  The $0.8 million increase in the All Other Category net sales is primarily the net result of increased net menu board sales to fast food chains ($1.5 million) and increased installation management revenue ($1.2 million), partially offset by decreased LED video screen and specialty LED lighting sales to the Entertainment and other markets ($1.9 million).

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

At June 30, 2013, the Company had working capital of $76.7 million, compared to $83.7 million at June 30, 2012.  The ratio of current assets to current liabilities was 3.93 to 1 as compared to a ratio of 4.65 to 1 at June 30, 2012.  The $7.0 million decrease in working capital from June 30, 2012 to June 30, 2013 was primarily related to the net effect of decreased cash and cash equivalents ($7.3 million), increased accounts payable ($0.9 million), increased accrued expenses ($2.4 million), increased net accounts receivable ($1.6 million), increased net inventory ($0.8 million), and increased refundable income tax ($1.2 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $8.9 million of cash from operating activities in fiscal 2013 as compared to cash from operating activities of $24.4 million in fiscal 2012. This $15.5 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts receivable (unfavorable change of $2.6 million), an increase rather than a decrease in inventories (unfavorable change of $10.6 million), an increase rather than an decrease in refundable income tax (unfavorable change of $2.8 million), a net loss in fiscal 2013 compared to a net profit in fiscal 2012 (unfavorable change of $3.3 million), an increase in goodwill impairment expense (favorable change of $2.2 million), an increase rather than a decrease in accrued expenses and other (favorable change of $2.0 million), and a reduction in depreciation and amortization expense (unfavorable change of $0.6 million).

Net accounts receivable were $46.0 million and $44.4 million at June 30, 2013 and 2012, respectively.  The increase of $1.6 million in net receivables is primarily due to the net effect of a lower amount of net sales in the fourth quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, offset by a higher days sales outstanding (DSO).  The DSO increased to 60 days at June 30, 2013 from 55 days at June 30, 2012. A $4.7 million payment was received from a single customer in early July 2013 beyond agreed to payment terms. Had this payment been received prior to the end of fiscal 2013, DSO would have been 53 days as of June 2013 and there would have been a decrease in net accounts receivable from June 2012 to June 2013 rather than an increase. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at June 30, 2013 increased $0.8 million from June 30, 2012 levels. The increase of $0.8 million is the net result of an increase in gross inventory of $1.7 million partially offset by an increase in inventory obsolescence reserves of $0.9 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in fiscal 2013 in the Graphics Segment of approximately $0.8 million, and in the All Other Category of approximately $0.8 million. Inventory increases occurred in the Lighting Segment of approximately $0.3 million and in the Electronic Component Segment of approximately $2.1 million.

      Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity.  The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with most of the $30 million of the credit line available as of August 30, 2013 ($0.3 million of the credit line is consumed by a standby letter of credit).  This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2016.  Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies.  As of August 30, 2013, all $5 million of this line of credit was available.  The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2014 operational and capital expenditure needs.  The Company is in compliance with all of its loan covenants.

             The Company used $7.5 million of cash related to investing activities in fiscal 2013 as compared to a use of $6.4 million in the prior year, resulting in an unfavorable change of $1.1 million.  Capital expenditures for fiscal 2013 increased $4.1 million to $7.6 million from fiscal 2012. The primary change in capital expenditures between years relates to an upgrade of the Company’s ERP software in fiscal 2013. Other than the upgrade to the Company’s ERP software, capital spending in both periods is primarily for tooling and equipment.  The increased capital expenditures were offset by a decrease in cash flow related to acquisitions. In March 2012, the Company invested $3.0 million in the acquisition of Virticus Corporation. There were no acquisitions in fiscal 2013.

       The Company used $8.6 million of cash related to financing activities in fiscal 2013 as compared to a use of cash of $6.8 million in fiscal 2012, resulting in an unfavorable change of $1.9 million.  The change between years is primarily attributed to an increased dividend payment (unfavorable change of $3.1 million, mostly due to an additional cash dividend of $0.12 per share paid in December 2012 with no similar additional dividend payment in fiscal 2012), partially offset by a reduction in the payment of long-term debt of $1.1 million. In fiscal 2012, the mortgage associated with LSI ADL Technology was paid-off with no similar debt payment in fiscal 2013.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as of June 30, 2013 (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Acquisition Contingent Earn-Out Obligations (b)	$--	$--	$--	$--	$--

Operating Lease Obligations	5,820	1,399	2,310	1,968	143
Purchase Obligations	27,453	27,036	329	32	56
Total Contractual Obligations	$33,273	$28,435	$2,639	$2,000	$199

(a)	The liability for uncertain tax positions of $1.2 million is not included due to the uncertainty of timing of payments.

(b)	Refer to Note 13 — Commitments and Contingencies, for an explanation as to the elimination of the Earn-Out liability.

Cash Dividends

On August 21, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable September 10, 2013 to shareholders of record on September 3, 2013. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. Accordingly, the Board established the indicated annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2014 consistent with the above dividend policy.

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements. In situations where the Company is responsible for re-imaging programs with multiple sites, each site is viewed as a separate unit of accounting and has stand-alone value to the customer. Revenue is recognized upon the Company’s complete performance at the location, which may include a site survey, graphics products, lighting products, and installation of products. The selling price assigned to each site is based upon an agreed upon price between the Company and its customer and reflects the estimated selling price for that site relative to the selling price for sites with similar image requirements.

The Company also evaluates the appropriateness of revenue recognition in accordance with ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill is impaired in accordance with ASU 2011 – 08, “Intangible – Goodwill and Other (Topic 350).” If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2014, or the Company’s fiscal year 2015, with early adoption permissible. The Company will follow this guidance when it is adopted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2013, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2013. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LSI Industries Inc.

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of June 30, 2013 and 2012 and for each of the three years in the period ended June 30, 2013, and our report dated September 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 6, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 6, 2013

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2013, 2012, and 2011

(In thousands, except per share data)

	2013	2012	2011

Net sales	$280,790	$268,402	$293,501

Cost of products and services sold	220,380	208,089	221,156

Gross profit	60,410	60,313	72,345

Selling and administrative expenses	57,367	53,724	56,041

Goodwill and intangible asset impairments	2,413	258	—

Operating income	630	6,331	16,304

Interest (income)	(47)	(25)	(43)

Interest expense	62	165	180

Income before income taxes	615	6,191	16,167

Income tax expense	738	2,967	5,339

Net income (loss)	$(123)	$3,224	$10,828

Earnings (loss) per common share (see Note 3)

Basic	$(0.01)	$0.13	$0.45

Diluted	$(0.01)	$0.13	$0.44

Weighted average common shares outstanding

Basic	24,313	24,298	24,287

Diluted	24,385	24,352	24,339

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012

(In thousands, except shares)

	2013	2012

ASSETS

Current Assets

Cash and cash equivalents	$7,949	$15,255

Accounts and notes receivable, less allowance for doubtful accounts of $346 and $385, respectively	45,991	44,412

Inventories	42,093	41,276

Refundable income taxes	1,435	227

Other current assets	5,445	5,453

Total current assets	102,913	106,623

Property, Plant and Equipment, at cost
Land	7,015	6,947
Buildings	37,889	37,660
Machinery and equipment	71,535	68,964
Construction in progress	3,464	531
	119,903	114,102
Less accumulated depreciation	(74,553)	(71,576)
Net property, plant and equipment	45,350	42,526

Goodwill, net	10,508	12,921

Other Intangible Assets, net	8,579	11,074

Other Long-Term Assets, net	1,829	2,082

Total assets	$169,179	$175,226

The accompanying notes are an integral part of these financial statements.

	2013	2012

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,429	$11,512
Accrued expenses	13,781	11,409

Total current liabilities	26,210	22,921

Other Long-Term Liabilities	1,279	2,937

Commitments and contingencies (Note 13)	—	—

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,057,266 and 24,035,564 shares, respectively	102,492	101,399
Retained earnings	39,198	47,969

Total shareholders’ equity	141,690	149,368

Total liabilities & shareholders’ equity	$169,179	$175,226

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2013, 2012, and 2011

(In thousands, except per share data)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2010	24,054	$99,963	$44,255	$144,218

Net income	—	—	10,828	10,828
Stock compensation awards	6	41	—	41
Purchase of treasury shares, net	(20)	(96)	—	(96)
Deferred stock compensation	—	126	—	126
Stock option expense	—	851	—	851
Stock options exercised, net	7	59	—	59
Dividends — $0.20 per share	—	—	(4,809)	(4,809)

Balance at June 30, 2011	24,047	100,944	50,274	151,218

Net income	—	—	3,224	3,224
Stock compensation awards	7	48	—	48
Purchase of treasury shares, net	(21)	(141)	—	(141)
Deferred stock compensation	—	124	—	124
Stock option expense	—	410	—	410
Stock options exercised, net	3	14	—	14
Dividends — $0.23 per share	—	—	(5,529)	(5,529)

Balance at June 30, 2012	24,036	101,399	47,969	149,368

Net (loss)	—	—	(123)	(123)
Stock compensation awards	8	57	—	57
Purchase of treasury shares, net	(22)	(150)	—	(150)
Deferred stock compensation	—	169	—	169
Stock option expense	—	842	—	842
Stock options exercised, net	35	175	—	175
Dividends — $0.36 per share	—	—	(8,648)	(8,648)

Balance at June 30, 2013	24,057	$102,492	$39,198	$141,690

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(123)	$3,224	$10,828

Non-cash items included in net income (loss)
Depreciation and amortization	7,197	7,805	7,877
Goodwill and intangible asset impairment	2,413	258	—
Deferred income taxes	263	309	1,003
Deferred compensation plan	169	124	126
Stock option expense	842	410	851
Issuance of common shares as compensation	57	48	41
Loss on disposition of fixed assets	7	18	15
Allowance for doubtful accounts	(39)	(445)	427
Inventory obsolescence reserve	931	343	276

Change in certain assets and liabilities, net of acquisitions
Accounts and notes receivable	(1,540)	1,010	(10,147)
Inventories	(1,748)	8,894	(10,492)
Refundable income taxes	(1,208)	1,568	(649)
Accounts payable	917	1,722	(2,985)
Accrued expenses and other	747	(1,299)	645
Customer prepayments	(35)	371	(1,622)

Net cash flows provided by (used in) operating activities	8,850	24,360	(3,806)

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(7,571)	(3,436)	(4,731)
Proceeds from sale of fixed assets	38	3	55
Acquisition of businesses, net of cash received	—	(2,973)	—

Net cash flows (used in) investing activities	(7,533)	(6,406)	(4,676)

Cash Flows From Financing Activities
Payment of long-term debt	—	(1,099)	(33)
Cash dividends paid	(8,648)	(5,529)	(4,809)
Purchase of treasury shares	(175)	(154)	(118)
Issuance of treasury shares	25	13	22
Exercise of stock options	175	14	59

Net cash flows (used in) financing activities	(8,623)	(6,755)	(4,879)

Increase (decrease) in cash and cash equivalents	(7,306)	11,199	(13,361)

Cash and cash equivalents at beginning of year	15,255	4,056	17,417

Cash and cash equivalents at end of year	$7,949	$15,255	$4,056

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

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition:  Multiple–Element Arrangements. In situations where the Company is responsible for re-imaging programs with multiple sites, each site is viewed as a separate unit of accounting and has stand-alone value to the customer. Revenue is recognized upon the Company’s complete performance at the location, which may include a site survey, graphics products, lighting products, and installation of products. The selling price assigned to each site is based upon an agreed upon price between the Company and its customer and reflects the estimated selling price for that site relative to the selling price for sites with similar image requirements.

The Company also evaluates the appropriateness of revenue recognition in accordance with ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and excluded from the scope of ASC Subtopic 985-605.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2013	2012

Accounts receivable	$46,337	$44,797
less Allowance for doubtful accounts	(346)	(385)
Accounts receivable, net	$45,991	$44,412

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  As of January 1, 2013, the FDIC full insurance coverage on non-interest bearing accounts in the United States expired. The new limit for coverage of non-interest bearing accounts is $250,000. As of June 30, 2013 and June 30, 2012, the Company had bank balances of $7,688,000 and $863,000, respectively, without insurance coverage.

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

The Company recorded $4,702,000, $5,174,000 and $5,288,000 of depreciation expense in the years ended June 30, 2013, 2012 and 2011, respectively.

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and on occasion long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Twelve	Twelve
	Months Ended	Months Ended
	June 30,	June 30,
(In thousands)	2013	2012

Balance at beginning of the period	$1,121	$662
Additions charged to expense	2,134	2,645
Deductions for repairs and replacements	(1,831)	(2,186)
Balance at end of the period	$1,424	$1,121

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,932,000 in 2013, $960,000 in 2012, and $941,000 in 2011. Effective July 1, 2012, the Company increased the employer contribution percentage from 2% to 4%.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $6,480,000, $5,511,000 and $5,162,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Advertising Expense:

The Company recorded $280,000, $328,000, and $397,000 of advertising expense in 2013, 2012 and 2011, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 356,000 shares in 2013, 316,000 shares in 2012, and 293,000 shares in 2011.  See further discussion in Note 3.

New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This amended guidance is intended to simplify the test of goodwill for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. Companies can choose whether or not to perform the qualitative assessment. Guidance requires companies to perform an annual goodwill impairment test. The amended guidance is applicable for annual reporting periods beginning on or after December 15, 2011, or the Company’s fiscal year 2013, with early adoption permissible. The Company chose not to perform the qualitative assessment when the fiscal year 2013 annual goodwill impairment test was performed as of March 1, 2013.

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2014, or the Company’s fiscal year 2015, with early adoption permissible. The Company will follow this guidance when it is adopted.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income or earnings per share.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2 — BUSINESS SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. While the Company has twelve operating segments, it has only three reportable operating business segments (Lighting, Graphics, and Electronic Components), an All Other Category, and Corporate and Eliminations.

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

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Virticus.

The All Other Category includes the Company’s operating segments that neither meets the aggregation criteria, nor the criteria to be a separate reportable segment.  The Operations of LSI Images (menu board systems), LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) and LSI Saco Technologies (designs and produces high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are combined in the All Other Category.

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2013 and 2012. The Company’s Lighting Segment and Graphics Segment net sales to 7-Eleven, Inc. represented approximately $39,952,000 or 14% in the fiscal year ended June 30, 2011. The Company had a concentration of receivables with Ahold USA totaling $5.3 million or 11.6% of total net accounts receivable as of June 30, 2013. There was no concentration of accounts receivable at June 30, 2012 or 2011.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2013, June 30, 2012, June 30, 2011:

(In thousands)	2013	2012	2011
Net Sales:
Lighting Segment	$206,363	$199,610	$197,632
Graphics Segment	46,770	42,131	67,073
Electronic Components Segment	20,333	18,515	21,449
All Other Category	7,324	8,146	7,347
Total Net Sales	$280,790	$268,402	$293,501

Operating Income (Loss):
Lighting Segment	$10,092	$11,828	$9,901
Graphics Segment	(1,253)	(1,938)	7,895
Electronic Components Segment	(916)	3,634	7,886
All Other Category	(1,451)	(1,114)	(543)
Corporate and Eliminations	(5,842)	(6,079)	(8,835)
Total Operating Income	$630	$6,331	$16,304

Capital Expenditures:
Lighting Segment	$2,081	$1,606	$3,231
Graphics Segment	350	576	171
Electronic Components Segment	1,528	558	855
All Other Category	115	182	119
Corporate and Eliminations	3,497	514	355
Total Capital Expenditures	$7,571	$3,436	$4,731

Depreciation and Amortization:
Lighting Segment	$4,434	$4,953	$4,891
Graphics Segment	896	884	967
Electronic Components Segment	1,357	1,130	944
All Other Category	191	223	242
Corporate and Eliminations	319	615	833
Total Depreciation and Amortization	$7,197	$7,805	$7,877

	June 30,	June 30,
	2013	2012
Identifiable Assets:
Lighting Segment	$90,536	$93,661
Graphics Segment	28,792	27,377
Electronic Components Segment	30,926	31,805
All Other Category	6,361	8,185
Corporate and Eliminations	12,564	14,198
Total Identifiable Assets	$169,179	$175,226

The segment net sales reported above represent sales to external customers.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill but excluding interest expense and interest income. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2013	2012	2011

Lighting Segment intersegment net sales	$2,746	$2,457	$3,530

Graphics Segment intersegment net sales	$1,854	$1,581	$1,024

Electronic Components intersegment net sales	$26,522	$22,019	$25,570

All Other Category intersegment net sales	$6,710	$5,805	$5,568

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The majority of the Company’s operations are in the United States, with one operation in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2013	2012	2011
Net Sales (a):
United States	$279,818	$266,590	$289,827
Canada	972	1,812	3,674
Total Net Sales	$280,790	$268,402	$293,501

	June 30,	June 30,	June 30,
	2013	2012	2011
Long-Lived Assets (b):
United States	$46,843	$44,286	$46,343
Canada	336	322	298
Total Long-Lived Assets	$47,179	$44,608	$46,641

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2013	2012	2011
BASIC EARNINGS PER SHARE

Net income (loss)	$(123)	$3,224	$10,828

Weighted average shares outstanding during the period, net of treasury shares (a)	24,029	24,036	24,046
Weighted average shares outstanding in the Deferred Compensation Plan during the period	284	262	241

Weighted average shares outstanding	24,313	24,298	24,287

Basic earnings (loss) per share	$(0.01)	$0.13	$0.45

DILUTED EARNINGS PER SHARE

Net income (loss)	$(123)	$3,224	$10,828

Weighted average shares outstanding

Basic	24,313	24,298	24,287

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	72	54	52

Weighted average shares outstanding (c)	24,385	24,352	24,339

Diluted earnings (loss) per share	$(0.01)	$0.13	$0.44

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,027,450 common shares, 1,782,868 common shares, and 1,881,395 common shares at June 30, 2013, 2012, and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2013	2012

Inventories:
Raw materials	$28,113	$25,538
Work-in-process	4,959	6,623
Finished goods	9,021	9,115
Total Inventories	$42,093	$41,276

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2013	2012

Accrued Expenses:
Compensation and benefits	$8,023	$5,102
Customer prepayments	947	982
Accrued sales commissions	1,595	1,409
Other accrued expenses	3,216	3,916
Total Accrued Expenses	$13,781	$11,409

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

The Company performed an interim goodwill impairment test as of September 30, 2011. The continuing effects of the recession on some of the Company’s markets, the decline in discounted cash flows associated with these markets, and the decline in the Company’s stock price led management to believe that an other than annual goodwill impairment test was required for three of the four reporting units that contain goodwill. As a result of the test, it was determined that the goodwill associated with a reporting unit in the Graphics Segment, Grady McCauley, was fully impaired. As a result of the impairment test, an impairment charge of $258,000 was recorded in the first quarter of fiscal 2012. It was also determined that the goodwill associated with the other reporting units tested was not impaired.

As of March 1, 2012, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of a reporting unit in the Electronic Components Segment passed with an estimated business enterprise value that was $7.7 million or 33% above the carrying value of this reporting unit.  The goodwill impairment test of a reporting unit in the All Other Category passed with an estimated business enterprise value that was $1.8 million or 155% above the carrying value of the reporting unit.  The goodwill impairment test of a reporting unit in the Lighting Segment passed with a margin in excess of $28.8 million or 32% above the carrying value of this reporting unit.

The Company performed an interim goodwill impairment test as of December 31, 2012 on LSI Virticus, one of its reporting units that contain goodwill. Virticus was acquired March 19, 2012 and is part of the Electronic Components Segment. The reduction of the sales forecast that was originally used to value the Earn-Out liability related to the Virticus acquisition and which ultimately led to an adjustment to the Earn-Out liability in the second quarter of fiscal 2013 (see Note 13), led management to conclude that an interim goodwill impairment test was required on the LSI Virticus reporting unit. As a result of the test, it was determined that goodwill associated with this reporting unit was impaired. Of the original goodwill of $2,413,000, it was determined that $2,141,000 or 89% of the original goodwill value was impaired. A similar test was not performed on the three other reporting units that contain goodwill because the triggering events that indicate the potential impairment of goodwill did not exist.

As of March 1, 2013, the Company performed its annual goodwill impairment test on the four reporting units that contain goodwill. The goodwill impairment test of one of the reporting units in the Electronic Components Segment that contains goodwill passed with an estimated business enterprise value that was $10.5 million or 42% above the carrying value of this reporting unit. The goodwill impairment test of a reporting unit in the All Other Category passed with an estimated business enterprise value that was $2.1 million or 182% above the carrying value of the reporting unit. The goodwill impairment test of a reporting unit in the Lighting Segment passed with a margin in excess of $8.5 million or 10% above the carrying value of this reporting unit. The fourth reporting unit that contains goodwill that is also in the Electronic Components Segment, LSI Virticus, was found to be fully impaired. It was this same reporting unit that incurred an impairment loss of $2,141,000, or 89% of the original goodwill value, as of December 31, 2012. The remaining $272,000 of goodwill associated with LSI Virticus was found to be fully impaired, primarily as a result of a decline in the discounted cash flows related to this reporting unit.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill

(In thousands)

	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total

Balance as of June 30, 2012
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	--	(5,685)	(65,422)

Goodwill, net as of June 30, 2012	135	--	11,621	1,165	12,921
Goodwill acquired during year	--	--	--	--	--
Impairment losses	--	--	(2,413)	--	(2,413)

Balance as of June 30, 2013
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2013	$135	$--	$9,208	$1,165	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2012 and 2013 and determined there was no impairment.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2013
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,068	$3,284
Patents	70	55	15
LED technology firmware, software	12,361	10,958	1,403
Trade name	460	362	98
Non-compete agreements	948	591	357
Total Amortized Intangible Assets	24,191	19,034	5,157

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$19,034	$8,579

	June 30, 2012
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$6,538	$3,814
Patents	70	51	19
LED technology firmware, software	12,361	9,225	3,136
Trade name	460	270	190
Non-compete agreements	948	455	493
Total Amortized Intangible Assets	24,191	16,539	7,652

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$16,539	$11,074

	Amortization Expense of Other Intangible Assets
(In thousands)	2013	2012	2011

Amortization Expense	$2,495	$2,631	$2,589

The Company expects to record amortization expense as follows:

(In thousands)

2014	$791
2015	$705
2016	$699
2017	$604
2018	$592
After 2018	$1,766

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., most of which, with the exception of a $0.3 million standby letter of credit secured by the revolving line of credit, was available as of June 30, 2013.  The line of credit expires in the third quarter of fiscal 2016.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group and the Company so choose, to replace the year just ended.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of June 30, 2013.

The Company is in compliance with all of its loan covenants as of June 30, 2013.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $8,648,000, $5,529,000, and $4,809,000 in fiscal years 2013, 2012, and 2011, respectively. In August 2013, the Company’s Board of Directors declared a $0.06 per share regular quarterly cash dividend (approximately $1,442,000) payable on September 10, 2013 to shareholders of record September 3, 2013.

NOTE 9 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,102,236 shares (includes 312,848 shares transferred in from the previous plan), all of which were available for future grant or award as of June 30, 2013.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of June 30, 2013, a total of 2,341,150 options for common shares were outstanding from this plan as well as two previous stock option plans (each of which had also been approved by shareholders), and of these, a total of 1,643,050 options for common shares were vested and exercisable.  As of June 30, 2013, the approximate unvested stock option expense that will be recorded as expense in future periods is $462,435.  The weighted average time over which this expense will be recorded is approximately 30 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2013	2012	2011

Dividend yield	3.6%	3.1%	3.7%
Expected volatility	51%	55%	53%
Risk-free interest rate	0.6%	1.0%	1.4%
Expected life (years)	4.7	4.7	4.5

At June 30, 2013, the 414,750 options granted during fiscal 2013 to both employees and non-employee directors had exercise prices ranging from $6.28 to $6.58, fair values ranging from $2.00 to $2.11 per option, and remaining contractual lives of nine years two months to nine years five months.

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

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.3% forfeiture rate effective January 1, 2013, with the previous estimated forfeiture rates having been a 3.4% forfeiture rate effective October 1, 2012, a 4.1% forfeiture rate effective April 1, 2012, a 3.6% forfeiture rate effective April 1, 2011, a 3.0% effective July 1, 2010 and a 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $842,401, $410,550, and $851,755 of expense related to stock options in fiscal years 2013, 2012 and 2011, respectively.  As of June 30, 2013, the Company had 2,331,830 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.97 per share, an aggregate intrinsic value of $1,530,297 and weighted average remaining contractual terms of 5.6 years.

Information related to all stock options for the years ended June 30, 2013, 2012 and 2011 is shown in the following table:

	Twelve Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures	(44,350)	$13.61
Exercised	(35,500)	$4.93

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Exercisable at 6/30/13	1,643,050	$11.34	4.6	$524,522

	Twelve Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	36,000	$7.13
Forfeitures	(150,939)	$12.12
Exercised	(2,750)	$5.18

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Exercisable at 6/30/12	1,404,400	$12.11	5.1	$234,971

	Twelve Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/10	2,123,086	$11.64	6.6	$15,270

Granted	288,200	$5.29
Forfeitures	(280,347)	$11.53
Exercised	(7,000)	8.40

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Exercisable at 6/30/11	1,192,814	$12.85	5.0	$112,594

The aggregate intrinsic values of options exercised during the years ended June 30, 2013, 2012 and 2011 were $95,223, $3,365 and $6,526, respectively. The Company received $175,023, $14,235, and $58,800 of cash from employees who exercised options in the fiscal years 2013, 2012 and 2011, respectively.

Stock Compensation Awards

The Company awarded a total of 8,092 common shares in fiscal 2013, a total of 7,076 common shares in fiscal 2012, and a total of 6,256 common shares in fiscal 2011 as stock compensation awards. These common shares were valued at their approximate $56,700, $47,700, and $40,900 fair market values on their dates of issuance, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2013 there were 27 participants, all with fully vested account balances. A total of 288,505 common shares with a cost of $2,791,000, and 266,615 common shares with a cost of $2,641,000 were held in the plan as of June 30, 2013 and June 30, 2012, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $175,100 and $154,300 to purchase 25,549 and 22,855 common shares of the Company in the open stock market during fiscal years 2013 and 2012, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2014, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 25,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $33,273,000 and $27,669,000 as of June 30, 2013 and June 30, 2012, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $1,794,000 in 2013, $1,836,000 in 2012, and $2,858,000 in 2011. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2014	2015	2016	2017	2018	2019 & Beyond
$1,399,000	$1,248,000	$1,062,000	$1,026,000	$942,000	$143,000

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2013	2012	2011
Components of income before income taxes:
United States	$2,369	$8,131	$17,430
Foreign	(1,754)	(1,940)	(1,263)
Income before income taxes	$615	$6,191	$16,167

Provision (benefit) for income taxes:
Current
U.S. federal	$972	$2,543	$4,047
State and local	(440)	313	393
Foreign	(57)	(198)	(104)
Total current	475	2,658	4,336

Deferred	263	309	1,003
Total provision for income taxes	$738	$2,967	$5,339

(In thousands)	2013	2012	2011
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	34.0%	34.3%
State and local taxes, net of federal benefit	17.0	6.6	2.0
Impact of foreign operations	(7.1)	(4.1)	(1.5)
Federal and state tax credits	(34.1)	(1.3)	(0.9)
Goodwill	133.6	1.3	(0.1)
Valuation allowance	145.6	13.1	3.5
Domestic Production Activities Deduction	(22.2)	(4.0)	(2.7)
Uncertain Tax Position Activity	(101.6)	(0.9)	(2.8)
Contingent Liability	(49.6)	--	--
Other	4.5	3.2	1.2
Effective tax rate	120.1%	47.9%	33.0%

The components of deferred income tax assets and (liabilities) at June 30, 2013 and 2012 are as follows:

(In thousands)	2013	2012

Reserves against current assets	$370	$358
Accrued expenses	1,686	1,510
Depreciation	(3,709)	(3,719)
Goodwill, acquisition costs and intangible assets	1,646	1,838
Deferred compensation	999	955
State net operating loss carryover and credits	1,991	1,978
Foreign net operating loss carryover and credits	4,256	3,827
Valuation reserve	(5,750)	(5,009)
U.S. Federal net operating loss carryover and credits	606	620

Net deferred income tax asset	$2,095	$2,358

Reconciliation to the balance sheets as of June 30, 2013 and 2012:

(In thousands)	2013	2012
Deferred income tax asset included in:
Other current assets	$2,056	$1,868
Other long-term assets	39	490

Net deferred income tax asset	$2,095	$2,358

As of June 30, 2013 and 2012, the Company has recorded a deferred state income tax asset in the amount of $1,727,000 and $1,715,000, respectively, net of federal tax benefits, related to non-refundable New York state tax credits. The Company has determined that this deferred state income tax asset requires a partial valuation reserve. These credits do not expire, but the Company has determined that this asset more likely than not, will not be realized within the next twenty years. As of June 30, 2013 and 2012, the Company has recorded a valuation reserve in the amount of $1,231,000 and $919,000, respectively. This activity netted to an additional state income tax expense of $312,000 and $95,000 in fiscal years 2013 and 2012, respectively, and zero in fiscal year 2011.

As of June 30, 2013 and 2012, the Company has recorded a deferred state income tax asset in the amount of $90,000 related to a state net operating loss carryover in Tennessee, and has determined that a full valuation reserve is required. Since this Tennessee-based company was sold, the Company has determined this asset more likely than not, will not be realized. This activity netted to an additional state income tax expense of $0 in fiscal years 2013 and 2012 and $11,000 in fiscal year 2011.

As of June 30, 2013 and 2012, the Company has recorded a deferred state income tax asset in the amount of $173,000 related to a state net operating loss carryover and a state research and development credit in Oregon acquired during the acquisition of Virticus Corporation. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required.

As of June 30, 2013 and 2012, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $4,256,000 and $3,827,000, respectively. In view of the financial statements of this subsidiary and a current series of loss years, the Company has determined these assets, more likely than not, will not be realized.

Considering all issues discussed above, the Company has recorded valuation reserves of $5,750,000 and $5,009,000 as of June 30, 2013 and 2012, respectively.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10. At June 30, 2013, tax and interest, net of potential federal tax benefits, were $630,000 and $395,000 respectively, of the total reserve for uncertain tax positions of $1,244,000. Additionally, penalties were $219,000 of the reserve at June 30, 2013. Of the $1,244,000 reserve for uncertain tax positions, $1,025,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2012, tax and interest, net of potential federal tax benefits, were $1,234,000 and $429,000, respectively, of the total reserve for uncertain tax positions of $1,941,000. Additionally, penalties were $278,000 of the reserve at June 30, 2012. Of the $1,941,000 reserve for uncertain tax positions, $1,663,000 would have an unfavorable impact on the effective tax rate if recognized. The liability for uncertain tax positions is included in Other Long-Term Liabilities.

The Company recognized a $540,000 tax benefit in fiscal 2013, a $9,000 tax benefit in fiscal 2012, and a $421,000 tax benefit in fiscal 2011 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2013, 2012 and 2011 gross tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2013	2012	2011

Balance at beginning of the fiscal year	$1,860	$1,910	$2,366
Decreases — tax positions in prior period	(234)	(284)	(172)
Increases — tax positions in current period	37	234	74
Settlements and payments	(694)	—	—
Lapse of statute of limitations	—	—	(358)
Balance at end of the fiscal year	$969	$1,860	$1,910

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2009.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2013	2012	2011
Cash payments:
Interest	$76	$132	$138
Income taxes	$3,404	$1,016	$6,373

Issuance of common shares as compensation	$57	$48	$41

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to $218,000. In June 2013, another revised forecast was provided which in turn reduced the remaining Earn-Out liability to zero. In addition to the $877,000 reversal of the Earn-Out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of June 30, 2013, the maximum potential undiscounted liability related to the earn-out is $4 million. This is based upon the assumption that a future sales forecast will reestablish the Earn-Out liability. The likelihood of this occurring is considered less than probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2013, standby letter of credit agreements totaled $0.3 million.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2013	2012	2011

Keating Muething & Klekamp PLL	$84	$172	$127
American Engineering and Metal Working	$394	$272	$178
3970957 Canada Inc.	$182	$190	$181
Synergy Electronic LTD	$232	$195	$81

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2013	2012

Keating Muething & Klekamp PLL	$19	$7
American Engineering and Metal Working	$5	$33
Synergy Electronic LTD	$5	$-

The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the former president and another executive of the Company’s LSI Saco Technologies subsidiary, owns the building that the Canadian operation occupies and rents. Synergy Electronic LTD, which is owned and operated by the brother of an executive at LSI Saco Technologies, manufactures molds and materials used in video screens and research and development projects.

NOTE 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2013
Net sales	$74,719	$71,082	$66,152	$68,837	$280,790
Gross profit	17,871	13,882	13,921	14,736	60,410
Net income (loss)	1,830	(2,450)	(315)	812	(123)

Earnings (loss) per share
Basic	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)
Diluted	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)

Range of share prices
High	$7.42	$7.38	$7.77	$8.46	$8.46
Low	$6.19	$6.10	$6.80	$6.78	$6.10

2012
Net sales	$65,495	$68,774	$62,937	$71,196	$268,402
Gross profit	15,464	14,926	13,316	16,607	60,313
Net income (loss)	1,324	772	(377)	1,505	3,224

Earnings (loss) per share
Basic	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)
Diluted	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)

Range of share prices
High	$8.91	$7.04	$7.70	$7.64	$8.91
Low	$5.93	$5.45	$5.85	$5.81	$5.45

2011
Net sales	$79,851	$74,805	$64,628	$74,217	$293,501
Gross profit	20,622	18,647	16,324	16,752	72,345
Net income	4,268	2,948	2,115	1,497	10,828

Earnings per share
Basic	$0.18	$0.12	$0.09	$0.06	$0.45
Diluted	$0.18	$0.12	$0.09	$0.06	$0.44	(a)

Range of share prices
High	$6.46	$9.61	$8.79	$8.62	$9.61
Low	$4.69	$6.38	$6.86	$6.90	$4.69

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 26, 2013, there were 502 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2013	2012	2011	2010	2009

Net sales	$280,790	$268,402	$293,501	$254,402	$233,799
Cost of products and services sold	220,380	208,089	221,156	198,030	181,972
Loss on sale of a subsidiary	—	—	—	639	—
Selling and administrative expenses	57,367	53,724	56,041	53,671	51,571
Loss contingency (a)	—	—	—	—	200
Goodwill and intangible asset impairment (b)	2,413	258	—	153	14,467

Operating income (loss)	630	6,331	16,304	1,909	(14,411)
Interest (income)	(47)	(25)	(43)	(28)	(97)
Interest expense	62	165	180	153	89

Income (loss) before income taxes	615	6,191	16,167	1,784	(14,403)
Income taxes	738	2,967	5,339	360	(989)

Net income (loss)	$(123)	$3,224	$10,828	$1,424	$(13,414)

Earnings (loss) per common share
Basic	$(0.01)	$0.13	$0.45	$0.06	$(0.62)
Diluted	$(0.01)	$0.13	$0.44	$0.06	$(0.62)

Cash dividends paid per share	$0.36	$0.23	$0.20	$0.20	$0.30

Weighted average common shares
Basic	24,313	24,298	24,287	24,128	21,800
Diluted	24,385	24,352	24,339	24,134	21,800

Balance Sheet Data:

(At June 30)

	2013	2012	2011	2010	2009

Working capital	$76,703	$83,702	$84,524	$73,568	$72,500
Total assets	169,179	175,226	176,021	173,845	153,118
Long-term debt, including current maturities	—	—	1,099	1,132	—
Shareholders’ equity	141,690	149,368	151,218	144,218	130,473

(a)	The Company recorded loss contingency reserves in fiscal year 2009 related to a patent litigation matter.

(b)	The Company recorded a significant impairment of goodwill and intangible assets in fiscal 2009 and fiscal 2013, and minor impairments in fiscal 2012 and 2010. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2013, 2012, AND 2011

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	from		Balance
	Beginning	Costs and	Acquired	(a)	End of
Description	of Period	Expenses	Company	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2013	$385	$269	$—	$(308)	$346
Year Ended June 30, 2012	$826	$360	$4	$(805)	$385
Year Ended June 30, 2011	$399	$1,183	$—	$(756)	$826

Inventory Obsolescence Reserve:

Year Ended June 30, 2013	$2,156	$2,957	$—	$(2,026)	$3,087
Year Ended June 30, 2012	$1,813	$1,453	$—	$(1,110)	$2,156
Year Ended June 30, 2011	$1,537	$1,422	$—	$(1,146)	$1,813

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2013	$5,009	$741	$—	$—	$5,750
Year Ended June 30, 2012	$4,200	$636	$173	$—	$5,009
Year Ended June 30, 2011	$3,355	$845	$—	$—	$4,200

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.