Form 10-Q
period 2013-09-30
LSI INDUSTRIES INC
filed 2013-10-31
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

As of October 24, 2013 there were 24,052,919 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
(In thousands, except per share data)	2013	2012

Net sales	$80,486	$74,719

Cost of products and services sold	61,364	56,848

Gross profit	19,122	17,871

Selling and administrative expenses	16,283	14,844

Operating income	2,839	3,027

Interest (income)	(7)	(20)

Interest expense	19	40

Income before income taxes	2,827	3,007

Income tax expense	962	1,177

Net income	$1,865	$1,830

Earnings per common share (see Note 4)
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average common shares outstanding
Basic	24,353	24,304
Diluted	24,487	24,373

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30, 2013	June 30, 2013

ASSETS

Current Assets

Cash and cash equivalents	$9,360	$7,949

Accounts receivable, less allowance for doubtful accounts of $417 and $346, respectively	46,929	45,991

Inventories	43,107	42,093

Refundable income taxes	271	1,435

Other current assets	5,908	5,445

Total current assets	105,575	102,913

Property, Plant and Equipment, at cost
Land	7,022	7,015
Buildings	37,893	37,889
Machinery and equipment	71,926	71,535
Construction in progress	4,221	3,464
	121,062	119,903
Less accumulated depreciation	(75,692)	(74,553)
Net property, plant and equipment	45,370	45,350

Goodwill	10,508	10,508

Other Intangible Assets, net	8,649	8,579

Other Long-Term Assets, net	2,002	1,829

Total assets	$172,104	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30, 2013	June 30, 2013

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,487	$12,429
Accrued expenses	14,615	13,781

Total current liabilities	28,102	26,210

Other Long-Term Liabilities	1,200	1,279

Commitments and Contingencies (Note 12)	—	—

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,047,904 and 24,057,266 shares, respectively	103,182	102,492
Retained earnings	39,620	39,198

Total shareholders’ equity	142,802	141,690

Total liabilities & shareholders’ equity	$172,104	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30
	2013	2012
Cash Flows from Operating Activities
Net income	$1,865	$1,830
Non-cash items included in net income:
Depreciation and amortization	1,408	1,850
Deferred income taxes	(169)	(116)
Deferred compensation plan	62	52
Stock option expense	685	518
Issuance of common shares as compensation	48	12
(Gain) on disposition of fixed assets	(25)	(12)
Allowance for doubtful accounts	93	185
Inventory obsolescence reserve	419	245

Changes in certain assets and liabilities
Accounts receivable	(1,031)	(690)
Inventories	(1,433)	(3,232)
Refundable income taxes	1,164	122
Accounts payable	1,058	1,864
Accrued expenses and other	(1,417)	829
Customer prepayments	1,437	18
Net cash flows provided by operating activities	4,164	3,475

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,230)	(1,336)
Proceeds from sale of fixed assets	25	31
Net cash flows (used in) investing activities	(1,205)	(1,305)

Cash Flows from Financing Activities
Cash dividends paid	(1,443)	(1,441)
Exercise of stock options	25	8
Purchase of treasury shares	(130)	(121)
Net cash flows (used in) financing activities	(1,548)	(1,554)

Increase in cash and cash equivalents	1,411	616

Cash and cash equivalents at beginning of period	7,949	15,255

Cash and cash equivalents at end of period	$9,360	$15,871

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2013, the results of its operations for the three month periods ended September 30, 2013 and 2012, and its cash flows for the three month periods ended September 30, 2013 and 2012. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2013 Annual Report on Form 10-K.  Financial information as of June 30, 2013 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30, 2013	June 30, 2013

Accounts receivable	$47,346	$46,337
less Allowance for doubtful accounts	(417)	(346)
Accounts receivable, net	$46,929	$45,991

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of September 30, 2013 and June 30, 2013, the Company had bank balances of $9,101,000 and $7,688,000, respectively, without insurance coverage.

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

The Company recorded $1,210,000 and $1,161,000 of depreciation expense in the first quarter of fiscal 2014 and 2013, respectively.

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and on occasion, long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Fiscal Year Ended June 30, 2013

Balance at beginning of the period	$1,424	$1,121	$1,121
Additions charged to expense	587	172	2,134
Deductions for repairs and replacements	(593)	(212)	(1,831)
Balance at end of the period	$1,418	$1,081	$1,424

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,954,000 and $1,652,000 for the three months ended September 30, 2013 and 2012, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 430,000 shares and 345,000 shares for the three months ended September 30, 2013 and 2012, respectively. See further discussion in Note 4.

New Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Long-Lived Intangible Assets for Impairment.”  This amended guidance is intended to simplify the test of indefinite-lived intangible assets for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as the basis for determining whether it is necessary to perform the two-step impairment test. Current guidance requires companies to perform an annual indefinite-lived intangible asset impairment test. The amended guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, or the Company’s fiscal year 2014, with early adoption permissible. The adoption of this standard in fiscal 2014 did not have a material impact on the financial statements.

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, or the Company’s fiscal year 2015, with early adoption permissible. The adoption of this guidance is not expected to have a material impact on the financial statements.

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

Reclassifications:

A reclassification was made in the prior year cash flow statement to more accurately reflect the cash flow impact of the Allowance for Doubtful Accounts and the Inventory Obsolescence Reserve. The offset to these reclassifications was Accounts Receivable and Inventory, respectively. The prior year cash flow conforms to the current year presentation. There was no impact to earnings or net operating cash flows as a result of these reclassifications.

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

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Virticus. LSI ADL Technology sells electronic circuit boards, assemblies and sub-assemblies directly to customers and also has significant inter-segment sales to the Lighting Segment. LSI Virticus sells lighting control systems directly to customers and to the Lighting Segment. Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.

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

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

There was no concentration of consolidated net sales in the three months ended September 30, 2013 or 2012. There was no concentration of accounts receivable at September 30, 2013 and 2012.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2013 and June 30, 2013:

(In thousands)	Three Months Ended September 30
	2013	2012
Net Sales:
Lighting Segment	$59,471	$55,791
Graphics Segment	14,008	10,745
Electronic Components Segment	5,080	5,754
All Other Category	1,927	2,429
	$80,486	$74,719

Operating Income (Loss):
Lighting Segment	$3,811	$4,513
Graphics Segment	163	(355)
Electronic Components Segment	972	786
All Other Category	4	(2)
Corporate and Eliminations	(2,111)	(1,915)
	$2,839	$3,027

Capital Expenditures:
Lighting Segment	$491	$316
Graphics Segment	57	218
Electronic Components Segment	70	133
All Other Category	29	30
Corporate and Eliminations	583	639
	$1,230	$1,336

Depreciation and Amortization:
Lighting Segment	$706	$1,165
Graphics Segment	221	222
Electronic Components Segment	366	320
All Other Category	40	47
Corporate and Eliminations	75	96
	$1,408	$1,850

	September 30, 2013	June 30, 2013
Identifiable Assets:
Lighting Segment	$93,672	$90,536
Graphics Segment	26,483	28,792
Electronic Components Segment	31,740	30,926
All Other Category	6,727	6,361
Corporate and Eliminations	13,482	12,564
	$172,104	$169,179

The segment net sales reported above represent sales to external customers.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses including impairment of goodwill, but excluding interest expense and interest income. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets. Inter-segment revenues were eliminated in consolidation as follows:

	Three Months Ended September 30
(In thousands)	2013	2012

Lighting Segment inter-segment net sales	$898	$657

Graphics Segment inter-segment net sales	$205	$837

Electronic Components inter-segment net sales	$8,504	$6,336

All other Category inter-segment net sales	$2,155	$866

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended September 30
	2013	2012
Net Sales (a):
United States	$79,673	$74,689
Canada	813	30
	$80,486	$74,719

	September 30, 2013	June 30, 2013
Long-lived Assets (b):
United States	$47,032	$46,843
Canada	340	336
	$47,372	$47,179

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended September 30
	2013	2012

BASIC EARNINGS PER SHARE

Net income	$1,865	$1,830

Weighted average shares outstanding during the period, net of treasury shares (a)	24,057	24,028
Weighted average shares outstanding in the Deferred Compensation Plan during the period	296	276

Weighted average shares outstanding	24,353	24,304

Basic earnings per share	$0.08	$0.08

DILUTED EARNINGS PER SHARE

Net income	$1,865	$1,830

Weighted average shares outstanding

Basic	24,353	24,304

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	134	69

Weighted average shares outstanding (c)	24,487	24,373

Diluted earnings per share	$0.08	$0.08

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,184,025 common shares and 1,838,650 common shares at September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 — INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2013	June 30, 2013

Inventories:
Raw materials	$27,951	$28,113
Work-in-process	6,347	4,959
Finished goods	8,809	9,021
Total Inventories	$43,107	$42,093

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2013	June 30, 2013

Accrued Expenses:
Compensation and benefits	$6,834	$8,023
Customer prepayments	2,384	947
Accrued sales commissions	1,730	1,595
Other accrued expenses	3,667	3,216
Total Accrued Expenses	$14,615	$13,781

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Based on this assessment, no such potential impairment conditions were noted during the three month periods ended September 30, 2013 and 2012.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill			Electronic
(In thousands)	Lighting Segment	Graphics Segment	Components Segment	All Other Category	Total
Balance as of June 30, 2013
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2013	135	--	9,208	1,165	10,508

Balance as of September 30, 2013
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of September 30, 2013	$135	$--	$9,208	$1,165	$10,508

In the first quarter of fiscal 2014, the Company purchased intellectual property related to certain lighting control systems. The cost of this intellectual property was $268,000 and it is being amortized over a nine year period.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2013
Other Intangible Assets	Gross
(In thousands)	Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,152	$3,200
Patents	338	58	280
LED technology
firmware, software	12,361	11,018	1,343
Trade name	460	385	75
Non-compete agreements	768	439	329
Total Amortized Intangible Assets	24,279	19,052	5,227

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,701	$19,052	$8,649

	June 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,068	$3,284
Patents	70	55	15
LED technology firmware, software	12,361	10,958	1,403
Trade name	460	362	98
Non-compete agreements	948	591	357
Total Amortized Intangible Assets	24,191	19,034	5,157

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$19,034	$8,579

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2013	September 30, 2012

Three Months Ended	$198	$689

The Company expects to record amortization expense as follows:

(In thousands)

2014	$816
2015	$735
2016	$730
2017	$634
2018	$623
After 2018	$1,887

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of September 30, 2013.  The line of credit expires in the third quarter of fiscal 2016.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group and the Company so choose, to replace the year just ended.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of September 30, 2013.

The Company is in compliance with all of its loan covenants as of September 30, 2013.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,443,000 and $1,441,000 in the three months ended September 30, 2013 and 2012, respectively.  In October 2013, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable November 12, 2013 to shareholders of record November 5, 2013. The cash dividend indicated annual rate for fiscal 2014 is $0.24 per share.

NOTE 10 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 699,971 shares (includes 331,523 shares transferred in from the previous plan), all of which were available for future grant or award as of September 30, 2013.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2013, a total of 2,740,850 options for common shares were outstanding from this plan as well as two previous stock option plans (each of which had also been approved by shareholders), and of these, a total of 1,932,987 options for common shares were vested and exercisable.  As of September 30, 2013, the approximate unvested stock option expense that will be recorded as expense in future periods is $867,074.  The weighted average time over which this expense will be recorded is approximately 35 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended September 30
	2013	2012

Dividend yield	3.3%	3.6%
Expected volatility	53%	51%
Risk-free interest rate	1.7%	0.6%
Expected life (years)	5.5	4.7

At September 30, 2013, the 421,000 options granted during the first three months of fiscal 2014 to employees had exercise prices of $7.20 per share, fair values of $2.64 per share, and remaining contractual lives of nine years eleven months.

At September 30, 2012, the 408,750 options granted during the first three months of fiscal 2013 to both employees and non-employee directors had exercise prices of $6.58 per share, fair values of $2.11 per share, and remaining contractual lives of nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.2% forfeiture rate effective July 1, 2013. Previous estimated forfeiture rates were 2.3% effective January 1, 2013, 3.4% effective October 1, 2012, 4.1% effective April 1, 2012, 3.6% effective April 1, 2011, 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $685,659 and $518,393 of expense related to stock options in the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company had 2,723,918 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.55 per share, an aggregate intrinsic value of $2,324,254 and weighted average remaining contractual terms of 6.1 years.

Information related to all stock options for the three months ended September 30, 2013 and 2012 is shown in the following table:

	Three Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	421,000	$7.20
Forfeitures	(18,675)	$10.31
Exercised	(2,625)	$5.60

Outstanding at 9/30/13	2,740,850	$9.53	6.1	$2,350,457

Exercisable at 9/30/13	1,932,987	$10.67	4.8	$1,032,942

	Three Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	408,750	$6.58
Forfeitures	(13,800)	$19.76
Exercised	(1,500)	$5.21

Outstanding at 9/30/12	2,399,700	$9.90	6.3	$585,326

Exercisable at 9/30/12	1,669,725	$11.31	5.2	$293,398

The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 were $6,428 and $2,084, respectively. The Company received $14,704 and $7,815 of cash from employees who exercised options in the three month periods ended September 30, 2013 and 2012, respectively. Additionally, the Company recorded $2,250 as a reduction of federal income taxes payable, $735 as an increase in common stock, and $1,515 as a reduction of income tax expense related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 5,940 and 1,692 common shares in the three months ended September 30, 2013 and 2012, respectively, as stock compensation awards. These common shares were valued at their approximate $47,500 and $12,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of September 30, 2013 there were 31 participants, all with fully vested account balances. A total of 306,432 common shares with a cost of $2,921,000, and 288,505 common shares with a cost of $2,791,000 were held in the plan as of September 30, 2013 and June 30, 2013, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $129,900 and $121,400 to purchase 17,927 and 18,100 common shares of the Company in the open stock market during the three months ended September 30, 2013 and 2012, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2014, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 25,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2013	2012
Cash payments:
Interest	$19	$19
Income taxes	$20	$837

Issuance of common shares as compensation	$48	$12

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to $218,000. In June 2013, another revised forecast was provided which in turn reduced the remaining Earn-Out liability to zero. In addition to the $877,000 reversal of the Earn-Out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of September 30, 2013, the maximum potential undiscounted liability related to the Earn-Out is $4 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2014 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2013, there were no standby letter of credit agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended
	September 30
	2013	2012

Lighting Segment	$59,471	$55,791
Graphics Segment	14,008	10,745
Electronic Components Segment	5,080	5,754
All Other Category	1,927	2,429
	$80,486	$74,719

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended
	September 30
	2013	2012

Lighting Segment	$3,811	$4,513
Graphics Segment	163	(355)
Electronic Components Segment	972	786
All Other Category	4	(2)
Corporate and Eliminations	(2,111)	(1,915)
	$2,839	$3,027

Summary Comments

Fiscal 2014 first quarter net sales of $80,486,000 increased $5.8 million or 7.7% as compared to first quarter fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.7 million or 6.6%) and increased net sales of the Graphics Segment (up $3.3 million or 30.4%). Net sales were unfavorably influenced by decreased net sales of the Electronic Components Segment (down $0.7 million or 11.7%) and decreased net sales of the All Other Category (down $0.5 million or 20.7%).

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2014	FY 2013	% Change

First Quarter	$25,293	$23,809	6.2%
Second Quarter		18,724
First Half		42,533
Third Quarter		18,794
Nine Months		61,327
Fourth Quarter		18,305
Full Year		$79,632

First quarter fiscal 2014 LED net sales of $25,293,000 were up $1.5 million or 6.2% from the same period of the prior year. The $25,293,000 total LED net sales and the $1.5 million increase is the result of Lighting Segment LED net sales of $23.9 million (up $0.3 million or 1.2%), which is comprised of $23.2 million of light fixtures having solid-state LED technology and $0.7 million related to video screens, Graphics Segment LED net sales of $0.7 million (up $0.5 million or 239%), and All Other Category LED net sales of $0.7 million (up $0.7 million from few sales in the same period last year).

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Lighting Segment

(In thousands)	Three Months Ended
	September 30
	2013	2012

Net Sales	$59,471	$55,791
Gross Profit	$14,283	$13,894
Operating Income	$3,811	$4,513

Lighting Segment net sales of $59,471,000 in the first quarter of fiscal 2014 increased 6.6% from fiscal 2013 same period net sales of $55,791,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $23.2 million in the first quarter of fiscal 2014, representing a $3.9 million or 20.0% increase from fiscal 2013 first quarter net sales of solid-state LED light fixtures of $19.3 million. The Lighting Segment’s net sales related to LED video screens totaled $0.7 million in the first quarter of fiscal 2014, representing a $3.6 million or 84.0% decrease from fiscal 2013 first quarter net sales of $4.3 million. Fiscal 2013 LED video screen sales include the sale of a large outdoor sports video screen with no corresponding sale of similar size in fiscal 2014.

Gross profit of $14,283,000 in the first quarter of fiscal 2014 increased $0.4 million or 2.8% from the same period of fiscal 2013, and decreased from 24.6% to 23.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in amount of gross profit at a lower gross margin percentage is due to the net effect of increased net product sales, competitive pricing pressures, customer and product mix, direct labor inefficiencies as a result of an increase in the temporary workforce required to accommodate higher sales volume, increased overhead absorption and increased freight costs as a percentage of sales. Also contributing to the change in gross profit is increased employee compensation and wage expense ($0.6 million), increased repairs and maintenance ($0.1 million), increased supplies ($0.1 million), decreased customer relations expense ($0.3 million), and increased warranty expense ($0.4 million).

Selling and administrative expenses of $10,472,000 in the first quarter of fiscal year 2014 increased $1.1 million or 11.6% from the same period of fiscal 2013 primarily as the net result of increased employee compensation and benefits expense ($0.2 million), increased research and development expense ($0.3 million), increased outside service expense ($0.1 million), decreased amortization expense ($0.5 million), and increased sales commission ($1.0 million). Commission expense grew as a direct result of the increase in sales volume and as a result of an increase in the commission rate.

The Lighting Segment first quarter fiscal 2014 operating income of $3,811,000 decreased $0.7 million or 15.6% from operating income of $4,513,000 in the same period of fiscal 2013. This decrease of $0.7 million was primarily the net result of increased net sales, higher gross profit and a lower gross margin as a percentage of net sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2013	2012

Net Sales	$14,008	$10,745
Gross Profit	$2,522	$1,858
Operating Income (Loss)	$163	$(355)

Graphics Segment net sales of $14,008,000 in the first quarter of fiscal 2014 increased 30.4% from fiscal 2013 same period net sales of $10,745,000. The $3.3 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers of which one customer contributed approximately 70% or $3.1 million of the total net increase of $4.4 million, two grocery retailers ($1.9 million decrease), two quick-service restaurant chains ($0.5 million increase), two national drug store retailers ($0.5 million increase) and sales to other customers ($0.3 million decrease). Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.7 million in the first quarter of fiscal 2014 compared to $0.2 million in fiscal 2013.

Gross profit of $2,522,000 in the first quarter of fiscal 2014 increased $0.7 million or 35.7% from the same period of fiscal 2013. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 16.0% in the first quarter of fiscal 2013 to 17.7% in the first quarter of fiscal 2014. The change in amount of gross profit is due to the net effect of increased net sales, increased overhead absorption, and increased employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $2,359,000 in the first quarter of fiscal 2014 increased $0.1 million from the same period of fiscal 2013 primarily as a result of increased employee compensation and benefits ($0.2 million).

The Graphics Segment first quarter fiscal 2014 operating income of $163,000 increased $0.5 million from an operating loss of $(355,000) in the same period of fiscal 2013. The $0.5 million change from an operating loss in fiscal 2013 to an operating profit in fiscal 2014 was primarily the net result of increased net sales, increased gross margin, and increased selling and administrative expenses.

Electronic Components Segment

(In thousands)	Three Months Ended
	September 30
	2013	2012

Net Sales	$5,080	$5,754
Gross Profit	$1,941	$1,744
Operating Income	$972	$786

Electronic Components Segment net sales of $5,080,000 in the first quarter of fiscal 2014 decreased 11.7% from fiscal 2013 same period net sales of $5,754,000. The $0.7 million decrease in Electronic Components Segment net sales is primarily the result of a $0.4 million decrease in sales to the transportation market, a $0.1 million increase in sales to the medical market, a $0.1 million decrease in sales to original equipment manufacturers, and a $0.3 million decrease in sales to various other markets. While the net customer sales decreased, the Electronic Components’ inter-segment sales increased $2.2 million or 34.2% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology and due to increased intercompany demand for lighting controls.

Gross profit of $1,941,000 in the first quarter of fiscal 2014 increased $0.2 million or 11.3% from the same period in fiscal 2013, and decreased from 14.4% to 14.3% as a percentage of net sales (customer plus inter-segment net sales). The $0.2 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment net sales, decreased outside service expense ($0.2 million), and increased employee compensation and wage expense ($0.3 million).

Selling and administrative expenses of $969,000 in the first quarter of fiscal 2014 increased slightly from $958,000 in the same period in fiscal 2013. Research and development expense increased $0.1 million offset by small decreases in several other cost categories.

The Electronic Components Segment first quarter fiscal 2014 operating income of $972,000 increased $0.2 million from operating income of $786,000 in the same period of fiscal 2013. The $0.2 million increase in operating income was the net result of decreased net customer sales, increased inter-segment net sales, increased gross profit, and slightly increased selling and administrative expense.

All Other Category

(In thousands)	Three Months Ended
	September 30
	2013	2012

Net Sales	$1,927	$2,429
Gross Profit	$536	$525
Operating Income (Loss)	$4	$(2)

All Other Category net sales of $1,927,000 in the first quarter of fiscal 2014 decreased 20.7% from fiscal 2013 net sales of $2,429,000. The $0.5 million decrease in the All Other Category net sales is the net result of decreased sales of menu board systems ($1.0 million), decreased project management net sales ($0.3 million), and increased video screen sales related to the Company’s Montreal facility ($0.8 million). Inter-segment sales increased 149% primarily as a result of increased intercompany project management support.

Gross profit of $536,000 in the first quarter of fiscal 2014 increased marginally compared to the gross profit of $525,000 in the same period of fiscal 2013. The slight increase in gross profit is the net result of decreased customer net sales more than offset by an increase in inter-segment net sales.

Selling and administrative expenses of $532,000 in the first quarter of fiscal 2014 increased slightly compared to selling and administrative expenses of $527,000 in the same period of fiscal year 2013. The small increase in selling and administrative is primarily the result of increased employee compensation and wage expense ($0.1 million) offset by decreased research and development expense ($0.1 million).

The All Other Category first quarter fiscal 2014 operating profit of $4,000 compares to an operating loss of $(2,000) in the same period of fiscal 2013. The change from a small operating loss in the first quarter of fiscal 2013 to a small operating profit in fiscal 2014 was the net result of decreased customer net sales more than offset by increased inter-segment net sales.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2013	2012

Gross (Loss)	$(160)	$(150)
Operating (Loss)	$(2,111)	$(1,915)

The gross loss relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,951,000 in the first quarter of fiscal 2014 increased $0.2 million or 10.5% from the same period of the prior year. The increase in expense is primarily the result of an increase in employee compensation and wage expense ($0.1 million) and an increase in outside service expense ($0.1 million).

Consolidated Results

The Company reported net interest expense of $12,000 in the first quarter of fiscal 2014 as compared to net interest expense of $20,000 in the same period of fiscal 2013. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. In fiscal 2013, there was interest expense related to the Virticus Earn-Out liability with no corresponding interest expense in fiscal 2014.

The $962,000 income tax expense in the first quarter of fiscal 2014 represents a consolidated effective tax rate of 34.0%. This is the net result of an income tax rate of 34.7% for the Company’s U.S. operations influenced by certain permanent book-tax differences, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $1,177,000 income tax expense in the first quarter of fiscal 2013 represents a consolidated effective tax rate of 39.1%. This is the net result of an income tax rate of 37.8% for the Company's U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company's Canadian tax position.

The Company reported net income of $1,865,000 in the first quarter of fiscal 2014 as compared to net income of $1,830,000 in the same period of the prior year. The slight increase in net income in the first quarter of fiscal 2014 as compared to fiscal 2013 is primarily the net result of increased net sales, increased gross profit, a lower gross margin percentage, increased operating expenses, and lower income tax expense in fiscal 2014 compared to fiscal 2013. Diluted earnings per share of $0.08 were reported in the first quarter of fiscal 2014 as compared to $0.08 diluted earnings per share in the same period of fiscal 2013. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2014 were 24,487,000 shares as compared to 24,373,000 shares in the same period last year.

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

At September 30, 2013, the Company had working capital of $77.5 million, compared to $76.7 million at June 30, 2013. The ratio of current assets to current liabilities was 3.76 to 1 as compared to a ratio of 3.93 to 1 at June 30, 2013. The $0.8 million increase in working capital from June 30, 2013 to September 30, 2013 was primarily related to the net effect of increased cash and cash equivalents ($1.4 million), increased net accounts receivable ($0.9 million), an increase in other current assets ($0.5 million), and increased net inventory ($1.0 million), partially offset by an increase in accrued expenses ($0.8 million), a decrease in refundable income taxes ($1.2 million), and an increase in accounts payable ($1.1 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $4.2 million of cash from operating activities in the first quarter of fiscal 2014 as compared to a generation of cash of $3.5 million in the same period of the prior year. This $0.7 million increase in net cash flows from operating activities is primarily the net result of the reduction in the increase in inventory (favorable change of $1.8 million), a greater decrease in refundable income tax (favorable change of $1.0 million), a greater increase in customer prepayments (favorable change of $1.4 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $2.2 million), a smaller increase in accounts payable (unfavorable change of $0.8 million), and a decrease in depreciation and amortization expense (unfavorable change of $0.4 million).

Net accounts receivable were $46.9 million and $46.0 million at September 30, 2013 and June 30, 2013, respectively. The increase of $0.9 million in net receivables is primarily due to the combined net effect of a higher amount of net sales in the latter two months of the first quarter of fiscal 2014 as compared to the latter two months of the fourth quarter of fiscal 2013 and by a lower DSO. The DSO decreased to 52 days at September 30, 2013 from 60 days at June 30, 2013. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.1 million at September 30, 2013 increased $1.0 million from June 30, 2013 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2014 in the Lighting Segment of approximately $0.7 million and the Electronic Components Segment of approximately $0.5 million and a net inventory decrease occurred in the Graphics Segment of approximately $0.1 million.

Cash generated from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with all of the $30 million of the credit line available as of October 18, 2013 This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2016. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of October 18, 2013, all $5 million of this line of credit was available. The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2014 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $1.2 million of cash related to investing activities in the first quarter of fiscal 2014 as compared to a use of $1.3 million in the same period of the prior year, resulting in a favorable change of $0.1 million. Capital expenditures for the first quarter of fiscal 2014 decreased $0.1 million to $1.2 million from the same period in fiscal 2013. The largest components of the fiscal 2014 capital expenditures is the upgrade to the company’s ERP software and tooling and equipment related to the Company’s Lighting Segment.

The Company used $1.5 million of cash related to financing activities in the first quarter of fiscal 2014 and $1.6 million in the first quarter of fiscal 2013. There was no change in the Company’s dividend policy from the first quarter of fiscal 2013 to fiscal 2014.

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

Cash Dividends

In October 2013, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable November 12, 2013 to shareholders of record of November 5, 2013. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company is currently assessing the impact of the final regulations on its financial statements.

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

Warranty Reserves

The Company maintains a warranty reserve which is reflective of its limited warranty policy. The warranty reserve covers the estimated future costs to repair or replace defective product or installation services, whether the product is returned, scrapped or repaired in the field. The warranty reserve is first determined based upon known claims or issues, and then by the application of a specific percentage of sales to cover general claims. The percentage applied to sales to calculate general claims is based upon historical claims as a percentage of sales. Management addresses the adequacy of its warranty reserves on a quarterly basis to ensure the reserve is accurate based upon the most current information.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, or the Company’s fiscal year 2015, with early adoption permissible. The adoption of this guidance is not expected to have a material impact on the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2013.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2013 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2013, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/13 to 7/31/13	801	$8.39	801	(1)
8/1/13 to 8/31/13	16,204	$7.19	16,204	(1)
9/1/13 to 9/30/13	922	$8.35	922	(1)
Total	17,927	$7.25	17,927	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2013, the Plan held 306,432 common shares of the Company and had distributed 131,951 common shares.

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
October 31, 2013