Form 10-Q
period 2013-12-31
LSI INDUSTRIES INC
filed 2014-01-31
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013.

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

As of January 24, 2014 there were 24,074,487 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In thousands, except per share data)	2013	2012	2013	2012

Net sales	$76,123	$71,082	$156,609	$145,801

Cost of products and services sold	59,366	57,200	120,730	114,048

Gross profit	16,757	13,882	35,879	31,753

Selling and administrative expenses	15,246	14,450	31,529	29,294

Goodwill impairment	--	2,141	--	2,141

Operating income (loss)	1,511	(2,709)	4,350	318

Interest (income)	(7)	(11)	(14)	(31)

Interest expense	19	(7)	38	33

Income (loss) before income taxes	1,499	(2,691)	4,326	316

Income tax expense (benefit)	629	(241)	1,591	936

Net income (loss)	$870	$(2,450)	$2,735	$(620)

Earnings (loss) per common share (see Note 4)
Basic	$0.04	$(0.10)	$0.11	$(0.03)
Diluted	$0.04	$(0.10)	$0.11	$(0.03)

Weighted average common shares outstanding
Basic	24,373	24,307	24,363	24,306
Diluted	24,627	24,391	24,530	24,382

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31, 2013	June 30, 2013

ASSETS

Current Assets

Cash and cash equivalents	$10,940	$7,949

Accounts receivable, less allowance for doubtful accounts of $385 and $346, respectively	41,136	45,991

Inventories	47,214	42,093

Refundable income taxes	374	1,435

Other current assets	6,030	5,445

Total current assets	105,694	102,913

Property, Plant and Equipment, at cost
Land	7,022	7,015
Buildings	37,909	37,889
Machinery and equipment	76,570	71,535
Construction in progress	868	3,464
	122,369	119,903
Less accumulated depreciation	(76,863)	(74,553)
Net property, plant and equipment	45,506	45,350

Goodwill	10,508	10,508

Other Intangible Assets, net	8,441	8,579

Other Long-Term Assets, net	1,825	1,829

Total assets	$171,974	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31, 2013	June 30, 2013

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,797	$12,429
Accrued expenses	15,544	13,781

Total current liabilities	28,341	26,210

Other Long-Term Liabilities	1,121	1,279

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,070,584 and 24,057,266 shares, respectively	103,466	102,492
Retained earnings	39,046	39,198

Total shareholders’ equity	142,512	141,690

Total liabilities & shareholders’ equity	$171,974	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$2,735	$(620)
Non-cash items included in net income (loss):
Depreciation and amortization	2,969	3,676
Goodwill impairment	--	2,141
Deferred income taxes	(49)	46
Deferred compensation plan	87	102
Stock option expense	779	638
Issuance of common shares as compensation	96	36
(Gain) on disposition of fixed assets	(38)	(9)
Allowance for doubtful accounts	68	295
Inventory obsolescence reserve	743	2,124

Changes in certain assets and liabilities:
Accounts receivable	4,787	7,313
Inventories	(5,864)	(3,961)
Refundable income taxes	1,061	(1,269)
Accounts payable	368	324
Accrued expenses and other	(1,563)	(784)
Customer prepayments	2,368	(366)
Net cash flows provided by operating activities	8,547	9,686

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,721)	(3,133)
Proceeds from sale of fixed assets	40	31
Net cash flows (used in) investing activities	(2,681)	(3,102)

Cash Flows from Financing Activities
Cash dividends paid	(2,887)	(7,207)
Exercise of stock options	152	8
Purchase of treasury shares	(150)	(141)
Issuance of treasury shares	10	--
Net cash flows (used in) financing activities	(2,875)	(7,340)

Increase (decrease) in cash and cash equivalents	2,991	(756)

Cash and cash equivalents at beginning of period	7,949	15,255

Cash and cash equivalents at end of period	$10,940	$14,499

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2013, the results of its operations for the three and six month periods ended December 31, 2013 and 2012, and its cash flows for the six month periods ended December 31, 2013 and 2012. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2013 Annual Report on Form 10-K.  Financial information as of June 30, 2013 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31, 2013	June 30, 2013

Accounts receivable	$41,521	$46,337
less Allowance for doubtful accounts	(385)	(346)
Accounts receivable, net	$41,136	$45,991

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of December 31, 2013 and June 30, 2013, the Company had bank balances of $10,680,000 and $7,688,000, respectively, without insurance coverage.

Inventories:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and material content. Cost is determined on the first-in, first-out basis.

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

The Company recorded $1,353,000 and $1,174,000 of depreciation expense in the second quarter of fiscal 2014 and 2013, respectively, and $2,563,000 and $2,335,000 of depreciation expense in the first half of fiscal 2014 and 2013, respectively

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between two and twenty years.  The Company evaluates definite-lived intangible assets for permanent impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 7.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Fiscal Year Ended June 30, 2013

Balance at beginning of the period	$1,424	$1,121	$1,121
Additions charged to expense	1,208	640	2,134
Deductions for repairs and replacements	(1,190)	(558)	(1,831)
Balance at end of the period	$1,442	$1,203	$1,424

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $2,127,000 and $1,522,000 for the three months ended December 31, 2013 and 2012, respectively, and $4,081,000 and $3,174,000 for the six months ended December 31, 2013 and 2012, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 561,000 shares and 370,000 shares for the three months ended December 31, 2013 and 2012, respectively, and 468,000 shares and 357,000 shares for the six months ended December 31, 2013 and 2012, respectively. See further discussion in Note 4.

New Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Long-Lived Intangible Assets for Impairment.”  This amended guidance is intended to simplify the test of indefinite-lived intangible assets for impairment by allowing companies to first assess qualitative factors to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as the basis for determining whether it is necessary to perform the two-step impairment test. Previous guidance required companies to perform an annual indefinite-lived intangible asset impairment test. The amended guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, or the Company’s fiscal year 2014, with early adoption permissible. The adoption of this standard in fiscal 2014 did not have an impact on the financial statements.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company is currently assessing the impact of the final regulations on its financial statements.

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

NOTE 3 - BUSINESS SEGMENT INFORMATION

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

There was no concentration of consolidated net sales in the three or six months ended December 31, 2013 or 2012.  There was no concentration of accounts receivable at December 31, 2013 or June 30, 2013.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2013 and June 30, 2013:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Net Sales:
Lighting Segment	$57,380	$53,743	$116,851	$109,534
Graphics Segment	12,954	10,532	26,962	21,277
Electronic Components Segment	4,073	4,959	9,153	10,713
All Other Category	1,716	1,848	3,643	4,277
	$76,123	$71,082	$156,609	$145,801

Operating Income (Loss):
Lighting Segment	$2,157	$2,477	$5,968	$6,990
Graphics Segment	(275)	(1,140)	(112)	(1,495)
Electronic Components Segment	1,041	(1,559)	2,013	(773)
All Other Category	124	(1,429)	128	(1,431)
Corporate and Eliminations	(1,536)	(1,058)	(3,647)	(2,973)
	$1,511	$(2,709)	$4,350	$318

Capital Expenditures:
Lighting Segment	$696	$578	$1,187	$894
Graphics Segment	177	145	234	363
Electronic Components Segment	413	196	483	329
All Other Category	10	27	39	57
Corporate and Eliminations	195	851	778	1,490
	$1,491	$1,797	$2,721	$3,133

Depreciation and Amortization:
Lighting Segment	$703	$1,139	$1,409	$2,304
Graphics Segment	232	224	453	446
Electronic Components Segment	367	333	733	653
All Other Category	42	46	82	93
Corporate and Eliminations	217	84	292	180
	$1,561	$1,826	$2,969	$3,676

	December 31, 2013	June 30, 2013
Identifiable Assets:
Lighting Segment	$95,172	$90,536
Graphics Segment	23,250	28,792
Electronic Components Segment	32,414	30,926
All Other Category	6,388	6,361
Corporate and Eliminations	14,750	12,564
	$171,974	$169,179

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

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2013	2012	2013	2012

Lighting Segment inter-segment net sales	$925	$855	$1,823	$1,512

Graphics Segment inter-segment net sales	$195	$449	$400	$1,286

Electronic Components inter-segment net sales	$9,450	$7,283	$17,954	$13,619

All Other Category inter-segment net sales	$2,037	$1,388	$4,192	$2,254

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Net Sales (a):
United States	$76,060	$70,964	$155,733	$145,653
Canada	63	118	876	148
	$76,123	$71,082	$156,609	$145,801

	December 31, 2013	June 30, 2013
Long-lived Assets (b):
United States	$47,007	$46,843
Canada	324	336
	$47,331	$47,179

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012

BASIC EARNINGS PER SHARE

Net income (loss)	$870	$(2,450)	$2,735	$(620)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,066	24,021	24,062	24,025
Weighted average shares outstanding in the Deferred Compensation Plan during the period	307	286	301	281
Weighted average shares outstanding	24,373	24,307	24,363	24,306

Basic earnings (loss) per share	$0.04	$(0.10)	$0.11	$(0.03)

DILUTED EARNINGS PER SHARE

Net income (loss)	$870	$(2,450)	$2,735	$(620)

Weighted average shares outstanding

Basic	24,373	24,307	24,363	24,306

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	254	84	167	76

Weighted average shares outstanding (c)	24,627	24,391	24,530	24,382

Diluted earnings (loss) per share	$0.04	$(0.10)	$0.11	$(0.03)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,197,150 common shares and 1,896,776 common shares at December 31, 2013 and 2012, respectively, and options to purchase 1,676,650 common shares and 1,852,451 common shares at December 31, 2013 and 2012, respectively, were not included in the computation of the three month and six month, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	December 31, 2013	June 30, 2013

Inventories:
Raw materials	$30,567	$28,113
Work-in-process	5,691	4,959
Finished goods	10,956	9,021
Total Inventories	$47,214	$42,093

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	December 31, 2013	June 30, 2013

Accrued Expenses:
Compensation and benefits	$6,841	$8,023
Customer prepayments	3,315	947
Accrued sales commissions	1,879	1,595
Other accrued expenses	3,509	3,216
Total Accrued Expenses	$15,544	$13,781

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Based on this assessment, no such potential impairment conditions were noted during the six month period ended December 31, 2013.

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

The Company performed an interim goodwill impairment test as of December 31, 2012 on LSI Virticus, one of its reporting units that contain goodwill. Virticus was acquired March 19, 2012 and is part of the Electronic Components Segment. The reduction of the sales forecast that was originally used to value the Earn-Out liability related to the Virticus acquisition and which ultimately led to an adjustment to the Earn-Out liability in the second quarter of fiscal 2013 (see Note 13), led management to conclude that an interim goodwill impairment test was required on the LSI Virticus reporting unit. As a result of the test, it was determined that goodwill associated with this reporting unit was impaired. Of the original goodwill of $2,413,000, it was determined that $2,141,000 or 89% of the original goodwill value was impaired. (As part of the annual goodwill test performed as of March 1, 2013, the remaining $272,000 of goodwill associated with LSI Virticus was found to be fully impaired.) A similar test was not performed on the three other reporting units that contain goodwill because the triggering events that indicate the potential impairment of goodwill did not exist.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill			Electronic
(In thousands)	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2013
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2013	135	--	9,208	1,165	10,508

Balance as of December 31, 2013
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of December 31, 2013	$135	$--	$9,208	$1,165	$10,508

In the first quarter of fiscal 2014, the Company purchased intellectual property related to certain lighting control systems. The cost of this intellectual property was $268,000 and it is being amortized over a nine year period.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2013
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,241	$3,111
Patents	338	67	271
LED technology firmware, software	12,361	11,077	1,284
Trade name	460	408	52
Non-compete agreements	768	467	301
Total Amortized Intangible Assets	24,279	19,260	5,019

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,701	$19,260	$8,441

	June 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,068	$3,284
Patents	70	55	15
LED technology firmware, software	12,361	10,958	1,403
Trade name	460	362	98
Non-compete agreements	948	591	357
Total Amortized Intangible Assets	24,191	19,034	5,157

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$19,034	$8,579

(In thousands)	Amortization Expense of Other Intangible Assets
	December 31, 2013	December 31, 2012

Three Months Ended	$208	$652
Six Months Ended	$406	$1,341

The Company expects to record annual amortization expense as follows:

(In thousands)

2014	$816
2015	$735
2016	$730
2017	$634
2018	$623
After 2018	$1,887

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S., all of which was available as of December 31, 2013.  The line of credit expires in the third quarter of fiscal 2016.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group and the Company so choose, to replace the year just ended.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of December 31, 2013.

The Company is in compliance with all of its loan covenants as of December 31, 2013.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $2,887,000 and $7,207,000 in the six months ended December 31, 2013 and 2012, respectively.  In January 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable February 11, 2014 to shareholders of record February 4, 2014. The cash dividend indicated annual rate for fiscal 2014 is $0.24 per share. In December 2012, the Board of Directors took action to accelerate payment into December 2012 of the fiscal 2013 second quarter regular quarterly cash dividend of $0.06 per share. An additional cash dividend of $0.12 per share was also paid in December 2012.

NOTE 10 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 699,961 shares (includes 337,148 shares transferred in from the previous plan), all of which were available for future grant or award as of December 31, 2013.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2013, a total of 2,714,700 options for common shares were outstanding from this plan as well as two previous stock option plans (each of which had also been approved by shareholders), and of these, a total of 1,908,337 options for common shares were vested and exercisable.  As of December 31, 2013, the approximate unvested stock option expense that will be recorded as expense in future periods is $778,782.  The weighted average time over which this expense will be recorded is approximately 33 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012

Dividend yield	--	3.58%	3.33%	3.60%
Expected volatility	--	51%	53%	51%
Risk-free interest rate	--	0.67%	1.66%	0.66%
Expected life (yrs.)	--	4.7	5.5	4.7

At December 31, 2013, the 421,000 options granted during the first six months of fiscal 2014 to employees had exercise prices of $7.20 per share, fair values of $2.64 per share, and remaining contractual lives of nine years eight months.

At December 31, 2012, the 414,750 options granted during the first six months of fiscal 2013 to both employees and non-employee directors had exercise prices ranging from $6.28 to $6.58 per share, fair values ranging from $2.00 to $2.11 per share, and remaining contractual lives of between nine years eight months and nine years eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.2% forfeiture rate effective July 1, 2013. Previous estimated forfeiture rates were 2.3% effective January 1, 2013, 3.4% effective October 1, 2012, 4.1% effective April 1, 2012, 3.6% effective April 1, 2011, 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $93,635 and $119,654 of expense related to stock options in the three months ended December 31, 2013 and 2012, respectively, and $779,294 and $638,047 of expense related to stock options in the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Company had 2,700,037 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.56 per share, an aggregate intrinsic value of $2,682,059 and weighted average remaining contractual terms of 5.8 years.

Information related to all stock options for the six months ended December 31, 2013 and 2012 is shown in the following table:

	Six Months Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	421,000	$7.20
Forfeitures	(25,550)	$10.71
Exercised	(21,900)	$6.41

Outstanding at 12/31/13	2,714,700	$9.55	5.8	$2,707,888

Exercisable at 12/31/13	1,908,337	$10.70	4.5	$1,208,150

	Six Months Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures	(19,425)	$16.57
Exercised	(1,500)	$5.21

Outstanding at 12/31/12	2,400,075	$9.90	6.1	$793,543

Exercisable at 12/31/12	1,668,975	$11.31	5.0	$347,904

The aggregate intrinsic value of options exercised during the six months ended December 31, 2013 and 2012 were $59,520 and $2,084, respectively. The Company received $140,404 and $7,815 of cash from employees who exercised options in the six month periods ended December 31, 2013 and 2012, respectively. Additionally, the Company recorded $19,667 as a reduction of federal income taxes payable, $1,363 as an increase in common stock, $10,259 as a reduction of income tax expense, and $8,045 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 11,575 and 5,204 common shares in the six months ended December 31, 2013 and 2012, respectively, as stock compensation awards. These common shares were valued at their approximate $95,000 and $36,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of December 31, 2013 there were 31 participants, all with fully vested account balances. A total of 308,662 common shares with a cost of $2,931,149, and 288,505 common shares with a cost of $2,791,000 were held in the plan as of December 31, 2013 and June 30, 2013, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $149,800 and $140,900 to purchase 20,157 and 20,922 common shares of the Company in the open stock market during the six months ended December 31, 2013 and 2012, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2014, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 22,000 to 25,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2013	2012
Cash payments:
Interest	$38	$57
Income taxes	$690	$3,157

Issuance of common shares as compensation	$96	$36

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to $218,000. In June 2013, another revised forecast was provided which in turn reduced the remaining Earn-Out liability to zero. In addition to the $877,000 reversal of the Earn-Out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of December 31, 2013, the maximum potential undiscounted liability related to the Earn-Out is $4 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2014 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2013, there were no standby letter of credit agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Lighting Segment	$57,380	$53,743	$116,851	$109,534
Graphics Segment	12,954	10,532	26,962	21,277
Electronic Components Segment	4,073	4,959	9,153	10,713
All Other Category	1,716	1,848	3,643	4,277
	$76,123	$71,082	$156,609	$145,801

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Lighting Segment	$2,157	$2,477	$5,968	$6,990
Graphics Segment	(275)	(1,140)	(112)	(1,495)
Electronic Components Segment	1,041	(1,559)	2,013	(773)
All Other Category	124	(1,429)	128	(1,431)
Corporate and Eliminations	(1,536)	(1,058)	(3,647)	(2,973)
	$1,511	$(2,709)	$4,350	$318

Summary Comments

Fiscal 2014 second quarter net sales of $76,123,000 increased $5.0 million or 7.1% as compared to second quarter fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.6 million or 6.8%), and increased net sales of the Graphics Segment (up $2.4 million or 23.0%). Net sales were unfavorably influenced by decreased net sales of the Electronic Components Segment (down $0.9 million or 17.9%) and decreased net sales of the All Other Category (down $0.1 million or 7.1%).

Fiscal 2014 first half net sales of $156,609,000 increased $10.8 million or 7.4% as compared to the same period of fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.3 million or 6.7%) and increased net sales of the Graphics Segment (up $5.7 million or 26.7%). Net sales were unfavorably influenced by decreased net sales of the Electronic Components Segment (down $1.6 million or 14.6%) and decreased net sales of the All Other Category (down $0.6 million or 14.8%).

Fiscal 2014 second quarter operating income of $1,511,000 increased $4.2 million from an operating loss of $(2,709,000) in the same period the prior year. The $4.2 million increase from an operating loss in fiscal 2013 to an operating profit in fiscal 2014 was the net result of increased net sales, an increase in gross profit as a percentage of net sales from 19.5% in the second quarter of fiscal 2013 to 22.0% in the second quarter of fiscal 2014, an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014, a small increase in selling and administrative expenses, a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013 with no comparable reduction of expense in fiscal 2014, and a goodwill impairment expense of $2.1 million in fiscal 2013 with no comparable expense in fiscal 2014.

Fiscal 2014 first half operating income of $4,350,000 increased $4.0 million from operating income of $318,000 in the same period the prior year. The $4.0 million increase in operating income was the net result of increased net sales, an increase in gross profit as a percentage of net sales from 21.8% in the first half of fiscal 2013 to 22.9% in the first half of fiscal 2014, an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014, an increase in selling and administrative expenses primarily due to an increase in sales commissions, a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013 with no comparable reduction of expense in fiscal 2014, and a goodwill impairment expense of $2.1 million in fiscal 2013 with no comparable expense in fiscal 2014.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2014	FY 2013	% Change

First Quarter	$25,293	$23,809	6.2%
Second Quarter	27,466	18,724	46.7%
First Half	52,759	42,533	24.0%
Third Quarter		18,794
Nine Months		61,327
Fourth Quarter		18,305
Full Year		$79,632

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens. Second quarter fiscal 2014 LED net sales of $27,466,000 were up $8.7 million or 46.7% from the same period of the prior year. The $27,466,000 total LED net sales and the $8.7 million increase are primarily the net result of Lighting Segment LED net sales of $26.7 million (up $8.4 million or 45.8%), which is comprised of $25.5 million of light fixtures having solid-state LED technology and $1.1 million related to video screens and Graphics Segment LED net sales of $0.8 million (up $0.4 million or 131%). LED net sales to the All Other Category LED were negligible in the second quarter of fiscal 2014 and were down from sales of $0.1 million during the same period of the prior year. First half fiscal 2014 total LED net sales of $52,759,000 were $10.2 million or 24.0% higher than the same period of the prior year. The $52,759,000 total LED net sales and the $10.2 million increase are primarily the result of Lighting Segment LED net sales of $50.5 million (up $8.6 million or 20.6%), which is comprised of $48.7 million of light fixtures having solid-state LED technology and $1.8 million related to video screens, Graphics Segment LED net sales of $1.5 million (up $0.9 million or 172%), and All Other Category LED net sales of $0.8 million (up $0.7 million or 536%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP net income (loss).  Adjusted net income (loss) and earnings (loss) per share, which exclude the impact of the reduction of a contingent earn-out liability and goodwill impairments, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income (loss) for the periods indicated.

(In thousands, except per share data; unaudited)
	Second Quarter FY 2014		Second Quarter FY 2013
		Diluted			Diluted
	Amount	EPS	Amount		EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$870	$0.04	$(2,450)		$(0.10)

Adjustment for the reduction of a contingent Earn-Out liability, inclusive of the income tax effect	--	--	(511	)(1)	(0.02)

Adjustment for goodwill impairment, inclusive of the income tax effect	--	--	1,552	(2)	0.06

Adjusted net income (loss) and earnings (loss) per share	$870	$0.04	$(1,409)		$(0.06)

(In thousands, except per share data; unaudited)
	First Half FY 2014		First Half FY 2013
		Diluted		Diluted
	Amount	EPS	Amount	EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$2,735	$0.11	$(620)	$(0.03)

Adjustment for the reduction of a contingent Earn-Out liability, inclusive of the income tax effect	--	--	(511)	(0.02)

Adjustment for goodwill impairment, inclusive of the income tax effect	--	--	1,552	0.06

Adjusted net income and earnings per share	$2,735	$0.11	$421	$0.02

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated.  The income tax effects were as follows (in thousands):

(1)  $194

(2)  $(589)

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

Lighting Segment

(In thousands)	Three Months Ended
	December 31
	2013	2012

Net Sales	$57,380	$53,743
Gross Profit	$12,374	$12,105
Operating Income	$2,157	$2,477

Lighting Segment net sales of $57,380,000 in the second quarter of fiscal 2014 increased 6.8% from fiscal 2013 same period net sales of $53,743,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $25.5 million in the second quarter of fiscal 2014, representing an $8.0 or 45.5% increase from fiscal 2013 second quarter net sales of solid-state LED light fixtures of $17.5 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment’s net sales related to LED video screens totaled $1.1 million in the second quarter of fiscal 2014, representing a $0.4 million or 51.3% increase from fiscal 2013 second quarter net sales of $0.7 million.

Gross profit of $12,374,000 in the second quarter of fiscal 2014 increased $0.3 million or 2.2% from the same period of fiscal 2013, and decreased from 22.2% to 21.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit at a lower gross margin percentage is due to the net effect of increased net sales, competitive pricing pressures, manufacturing inefficiencies due to the introduction of several new LED lighting fixtures coupled with a strong demand for these fixtures, increased freight expense partially due to expediting past due customer shipments, increased employee compensation and wage expense ($0.6 million), increased supplies ($0.1 million), increased repairs and maintenance expense ($0.1 million), increased outside service expense ($0.1 million), decreased customer relations expense ($0.1 million), and increased warranty expense ($0.3 million). The surge in demand for LED fixtures along with the challenges to meet our customers’ delivery schedules has created a large growth in our past due backlog. Improvements have been made in the operations to remove bottlenecks and reduce the past due backlog. The results of these efforts are likely to occur in the second half of fiscal 2014.

Selling and administrative expenses of $10,217,000 in the second quarter of fiscal year 2014 increased $0.6 million from the same period of fiscal 2013 primarily as the net result of decreased employee compensation and benefits expense ($0.1 million), increased outside service expense ($0.2 million), increased research and development expense ($0.6 million), increased sales commission ($0.2 million), decreased amortization expense ($0.4 million), and decreased bad debt expense ($0.1 million).

The Lighting Segment second quarter fiscal 2014 operating income of $2,157,000 decreased $0.3 million or 12.9% from operating income of $2,477,000 in the same period of fiscal 2013. This decrease of $0.3 million was primarily the net result of increased net sales, a decrease in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	December 31
	2013	2012

Net Sales	$12,954	$10,532
Gross Profit	$2,049	$1,203
Operating (Loss)	$(275)	$(1,140)

Graphics Segment net sales of $12,954,000 in the second quarter of fiscal 2014 increased 23.0% from fiscal 2013 same period net sales of $10,532,000. The $2.4 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to seven petroleum / convenience store customers ($3.2 million net increase), two grocery retailers ($1.4 million decrease), two national drug store retailers ($0.6 million net increase), two quick service restaurant chains ($0.3 million net increase), and changes in volume or completion of several other graphics programs ($0.3 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.8 million in the second quarter of fiscal 2014, representing a $0.4 million or 131% increase from fiscal 2013 net sales of $0.3 million.

Gross profit of $2,049,000 in the second quarter of fiscal 2014 increased $0.8 million or 70.3% from the same period of fiscal 2013. Gross profit as a percentage of Segment net sales (customer plus inter-segment net sales) increased from 11.0% in the second quarter of fiscal 2013 to 15.6% in the second quarter of fiscal 2014. The change in the amount of gross profit is due to the net effect of increased net sales, improved margins on installation net sales, increased freight costs ($0.3 million), and decreased employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $2,324,000 in the second quarter of fiscal 2014 were slightly lower than selling and administrative expenses of $2,343,000 in the second quarter of fiscal 2013. The $0.1 million increase in employee compensation and benefits was equally offset by several small increases in other expenses.

The Graphics Segment second quarter fiscal 2014 operating loss of $(275,000) decreased $0.9 million from an operating loss of $(1,140,000) in the same period of fiscal 2013. The $0.9 million reduction in operating loss was primarily the result of an increase in gross profit from higher net sales.

Electronic Components Segment

(In thousands)	Three Months Ended
	December 31
	2013	2012

Net Sales	$4,073	$4,959
Gross Profit	$1,957	$1,493
Operating Income (Loss)	$1,041	$(1,559)

Electronic Components Segment net sales of $4,073,000 in the second quarter of fiscal 2014 decreased $0.9 million or 17.9% from fiscal 2013 same period net sales of $4,959,000. The $0.9 million decrease in Electronic Components Segment net sales is primarily the net result of a $0.4 million decrease in sales to the transportation market, a $0.1 million decrease in sales to the telecommunication market, a $0.2 million decrease in sales to original equipment manufacturers, and a $0.2 million decrease in sales to various other markets. While the net customer sales decreased, the Electronic Components’ inter-segment sales increased $2.2 million or 30% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $1,957,000 in the second quarter of fiscal 2014 increased $0.5 million or 31.1% from the same period in fiscal 2013, and increased from 12.2% to 14.5% as a percentage of net sales (customer plus inter-segment net sales). The $0.5 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment sales, increased employee compensation and benefit expense ($0.3 million), increased supplies ($0.1 million), and decreased warranty expense ($0.1 million).

Selling and administrative expenses of $916,000 in the second quarter of fiscal 2014 was level with fiscal 2013 selling and administrative expenses of $911,000. A decrease in outside service expense of $0.1 million was more than offset by a $0.2 million increase in research and development expense, with a net decrease in all other expenses. In the second quarter of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.1 million with no comparable expense in fiscal 2014.

The Electronic Components Segment second quarter fiscal 2014 operating income of $1,041,000 increased $2.6 million from an operating loss of $(1,559,000) in the same period of fiscal 2013. The $2.6 million increase from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of decreased net customer sales, increased inter-segment sales, and a goodwill impairment charge of $2.1 million in fiscal 2013 with no comparable expense in fiscal 2014.

All Other Category

(In thousands)	Three Months Ended
	December 31
	2013	2012

Net Sales	$1,716	$1,848
Gross Profit (Loss)	$543	$(819)
Operating Income (Loss)	$124	$(1,429)

All Other Category net sales of $1,716,000 in the second quarter of fiscal 2014 decreased $0.1 million or 7.1% from fiscal 2013 net sales of $1,848,000. The $0.1 million decrease in the All Other Category net sales is primarily the net result of decreased sales of menu board systems ($0.4 million) and increased project management net sales ($0.3 million). While the net customer sales decreased, All Other Category inter-segment sales increased $0.6 million or 46.8% due to increased intercompany project management support.

Gross profit of $543,000 in the second quarter of fiscal 2014 is a $1.4 million increase in gross profit compared to the gross loss of $(819,000) in the same period of fiscal 2013. The $1.4 million increase in gross profit is the net result of increased gross profit from increased intersegment sales partially offset by lower net customer sales, and an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014.

Selling and administrative expenses of $419,000 in the second quarter of fiscal 2014 decreased $0.2 million from the same period in fiscal year 2013. The decrease of $0.2 million is primarily the result of decreased research and development expense ($0.1 million).

The All Other Category second quarter fiscal 2014 operating income of $124,000 increased $1,553,000 compared to an operating loss of $(1,429,000) in the same period of fiscal 2013. This $1.6 million increase in operating income from an operating loss was the net result of decreased customer net sales, increased inter-segment sales, an obsolete inventory reserve in fiscal 2013 with no comparable expense in fiscal 2014, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended
	December 31
	2013	2012

Gross (Loss)	$(166)	$(100)
Operating (Loss)	$(1,536)	$(1,058)

The gross (loss) relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,370,000 in the second quarter of fiscal 2014 increased $0.4 million or 43.0% from the same period of the prior year. The increase in expense is primarily the net result of decreased employee compensation and benefit expense ($0.1 million), an increase in depreciation expense ($0.1 million), and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013, with no comparable reduction of expense in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $12,000 in the second quarter of fiscal 2014 as compared to net interest income of $18,000 in the same period of fiscal 2013. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The major factor that contributed to this change from net interest income in fiscal 2013 to net interest expense in fiscal 2014 was the reduction of the accrued interest expense related to the fiscal 2013 reduction of the contingent earn-out liability associated with the Virticus acquisition with no comparable reduction of accrued interest expense in fiscal 2014.

The $629,000 income tax expense in the second quarter of fiscal 2014 represents a consolidated effective tax rate of 42.0%. This is the net result of an income tax rate of 34.6% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, a valuation reserve against New York State tax credits, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $241,000 income tax benefit in the second quarter of fiscal 2013 represents a consolidated effective tax rate of 9.0%. This is the net result of an income tax rate of 41.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net income of $870,000 in the second quarter of fiscal 2014 as compared to a net loss of $(2,450,000) in the same period of the prior year. The change in net income in the second quarter of fiscal 2014 from a net loss in the second quarter of fiscal 2013 is primarily the net result of increased net sales, increased gross profit largely due to increased net sales, a large fiscal 2013 inventory reserve against inventory deemed technologically obsolete with no comparable expense in fiscal 2014, increased selling and administrative expense, a fiscal 2013 goodwill impairment with no comparable expense in fiscal 2014, and income tax expense in fiscal 2014 compared to an income tax benefit in fiscal 2013. Diluted earnings per share of $0.04 was reported in the second quarter of fiscal 2014 as compared to diluted loss per share of $(0.10) in the same period of fiscal 2013. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2014 were 24,627,000 shares as compared to 24,391,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2012

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2013	2012

Net Sales	$116,851	$109,534
Gross Profit	$26,657	$25,999
Operating Income	$5,968	$6,990

Lighting Segment net sales of $116,851,000 in the first half of fiscal 2014 increased 6.7% from fiscal 2013 same period net sales of $109,534,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $48.7 million in the first half of fiscal 2014, representing a 32.2% increase from first half fiscal 2013 net sales of solid-state LED light fixtures of $36.9 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment's net sales related to LED video screens totaled $1.8 million in the first half of fiscal 2014, representing a 63.9% decrease from first half fiscal 2013 net sales of $5.0 million.

Gross profit of $26,657,000 in the first half of fiscal 2014 increased $0.7 million or 2.5% from the same period of fiscal 2013, and decreased from 23.4% to 22.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, competitive pricing pressures, manufacturing inefficiencies due to the introduction of several new LED lighting fixtures coupled with a strong demand for these fixtures, increased freight expense partially due to expediting past due customer shipments, increased employee compensation and benefits expense ($1.2 million), increased warranty costs ($0.7 million), increased supplies ($0.2 million), increased repairs and maintenance expense ($0.1 million), increased outside service expense ($0.1 million), increased utility expense ($0.1 million), and decreased customer relations expense ($0.4 million). The surge in demand for LED fixtures along with the challenges to meet our customers’ delivery schedules has created a large growth in our past due backlog. Improvements have been made in the operations to remove bottlenecks and reduce the past due backlog. The results of these efforts are likely to occur in the second half of fiscal 2014.

Selling and administrative expenses of $20,689,000 in the first half of fiscal 2014 increased $1.7 million or 8.8% from the same period of fiscal 2013 primarily as the net result of increased employee compensation and benefit expense ($0.1 million), increased sales commission expense ($1.2 million), increased research and development expense ($0.9 million), increased outside service expense ($0.3 million), decreased bad debt expense ($0.2 million), increased inter-segment royalty income ($0.1 million), and decreased amortization expense ($0.9 million).

The Lighting Segment first half fiscal 2014 operating income of $5,968,000 decreased $1.0 million or 14.6% from operating income of $6,990,000 in the same period of fiscal 2013.  This decrease of $1.0 million was the net result of increased net sales, a decrease in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2013	2012

Net Sales	$26,962	$21,277
Gross Profit	$4,571	$3,061
Operating (Loss)	$(112)	$(1,495)

Graphics Segment net sales of $26,962,000 in the first half of fiscal 2014 increased 26.7% from fiscal 2013 same period net sales of $21,277,000.  The $5.7 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to nine petroleum / convenience store customers ($7.6 million net increase), two grocery retailers ($3.3 million decrease), two national drug retailers ($1.1 million net increase), the net result of three quick-service restaurant chains ($0.9 million net increase), and changes in volume or completion of several other graphics programs ($0.7 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.5 million in the first half of fiscal 2014 as compared to $0.5 million in the same period of the prior year.

Gross profit of $4,571,000 in the first half of fiscal 2014 increased $1.5 million or 49.3% from the same period in fiscal 2013, and increased from 13.6% to 16.7% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, improved margins on installation sales, increased freight expense, and increased compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $4,683,000 in the first half of fiscal 2014 increased $0.1 million or 2.8% from the same period of fiscal 2013 primarily as a result of increased compensation and benefit expense ($0.2 million).

The Graphics Segment first half fiscal 2014 operating loss of $(112,000) decreased from an operating loss of $(1,495,000) in the same period of fiscal 2013 and is the net result of increased gross profit from higher net sales.

Electronic Components Segment
(In thousands)	Six Months Ended
	December 31
	2013	2012

Net Sales	$9,153	$10,713
Gross Profit	$3,898	$3,237
Operating Income (Loss)	$2,013	$(773)

Electronic Components Segment net sales of $9,153,000 in the first half of fiscal 2014 decreased 14.6% from fiscal 2013 same period net sales of $10,713,000.  The $1.6 million decrease in Electronic Components Segment net sales is primarily the net result of a $0.1 million decrease in sales to the telecommunications market, a $0.8 million decrease in sales to the transportation market, a $0.2 million increase in sales to the medical market, a $0.3 million decrease in sales to original equipment manufacturers, and a $0.6 million decrease in sales to various other markets. While the net customer sales decreased, the Electronic Components’ inter-segment sales increased $4.3 million or 31.8% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology and due to increased intercompany demand for lighting controls.

Gross profit of $3,898,000 in the first half of fiscal 2014 increased $0.7 million or 20.4% from the same period of fiscal 2013, and increased from 13.3% to 14.4% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.7 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment sales, increased employee compensation and benefits expense ($0.6 million), increased supplies ($0.1 million), decreased outside service expense ($0.2 million), and decreased warranty expense ($0.2 million).

Selling and administrative expenses of $1,885,000 in the first half of fiscal 2014 was level with the same period of fiscal 2013. An increase in research and development expense ($0.3 million) was offset by a cost decrease in outside service expense ($0.1 million) along with small cost decreases in other expenses. In the first half of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.1 million with no comparable expense in fiscal 2014.

The Electronic Components Segment first half fiscal 2014 operating income of $2,013,000 increased $2.8 million from an operating loss of $(773,000) in the same period of fiscal 2013.  The $2.8 million change from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of decreased net customer sales, increased inter-segment sales, increased gross profit, and a goodwill impairment expense of $2.1 million fiscal 2013 with no comparable expense in 2014.

All Other Category
(In thousands)	Six Months Ended
	December 31
	2013	2012

Net Sales	$3,643	$4,277
Gross Profit (Loss)	$1,079	$(294)
Operating Income (Loss)	$128	$(1,431)

All Other Category net sales of $3,643,000 in the first half of fiscal 2014 decreased $0.6 million or 14.8% from fiscal 2013 net sales of $4,277,000. The $0.6 million decrease in the All Other Category net sales is primarily the net result of decreased sales of menu board systems ($1.4 million) partially offset by increased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.7 million). While the net customer sales decreased, All Other Category inter-segment sales increased $1.9 million or 86.0% due mostly to increased intercompany project management support.

The gross profit of $1,079,000 in the first half of fiscal 2014 is a $1.4 million increase compared to the gross loss of $(294,000) in the same period of fiscal 2013. The change in gross profit between the first half gross loss of fiscal 2013 and the first half gross profit of fiscal 2014 is the net result of decreased customer net sales, increased inter-segment sales, and an inventory reserve $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014.

Selling and administrative expenses of $951,000 in the first half of fiscal 2014 decreased $0.2 million or 16.4% as compared to the same period of the prior year.  The decrease in selling and administrative expenses is primarily the net result of decreased research and development expense ($0.3 million) partially offset by increased employee compensation and benefits expense ($0.1 million).

The All Other Category first half fiscal 2014 operating income of $128,000 compares to an operating loss of $(1,431,000) in the same period of fiscal 2013.  This $1.6 million change from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of decreased customer net sales, increased inter-segment sales, a decrease in obsolete inventory expense, and decreased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2013	2012

Gross (Loss)	$(326)	$(250)
Operating (Loss)	$(3,647)	$(2,973)

The negative gross profit (loss) relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $3,321,000 in the first half of fiscal 2014 increased $0.6 million or 22.0% as compared to the same period of the prior year. The $0.6 million increase is the net result of increased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.1 million), and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013, with no comparable reduction in expense in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $24,000 in the first half of fiscal 2014 as compared to net interest expense of $2,000 in the same period of fiscal 2013. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The major factor that contributed to the increase in net interest expense from fiscal 2013 to fiscal 2014 was related to the fiscal 2013 reduction of the accrued interest expense related to the reduction of the contingent earn-out liability associated with the Virticus acquisition, with no comparable reduction of accrued interest expense in fiscal 2014.

The $1,591,000 income tax expense in the first half of fiscal 2014 represents a consolidated effective tax rate of 36.8%.  This is the net result of an income tax rate of 34.6% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $936,000 income tax expense in the first half of fiscal 2013 represents a consolidated effective tax rate greater than 100%.  This is the net result of an income tax rate of 41.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position. Losses on the Company’s Canadian operation were greater than the profits recognized on the Company’s U.S operations thereby contributing to the effective tax rate in excess of 100%.

The Company reported net income of $2,735,000 in the first half of fiscal 2014 as compared to a net loss of $(620,000) in the same period of the prior year.  The change in net income from a net loss in fiscal 2013 to net income in fiscal 2014 is primarily the net result of increased net sales, increased gross profit, a large fiscal 2013 inventory reserve against inventory deemed technologically obsolete with no comparable expense in fiscal 2014, increased operating expenses, decreased goodwill impairment expense, and increased income tax expense.  Diluted earnings per share of $0.11was reported in the first half of fiscal 2014 as compared to diluted loss per share of $(0.03) in the same period of fiscal 2013. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2014 was 24,530,000 shares as compared to 24,382,000 shares in the same period last year.

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

At December 31, 2013, the Company had working capital of $77.4 million, compared to $76.7 million at June 30, 2013. The ratio of current assets to current liabilities was 3.73 to 1 as compared to a ratio of 3.93 to 1 at June 30, 2013. The $0.7 million increase in working capital from June 30, 2013 to December 31, 2013 was primarily related to the net effect of increased cash and cash equivalents ($3.0 million), increased other current assets ($0.6 million), and increased net inventory ($5.1 million), partially offset by an increase in accrued expenses ($1.8 million), a decrease in accounts receivable ($4.9 million), a decrease in refundable income taxes ($1.1 million), and an increase in accounts payable ($0.4 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $8.5 million of cash from operating activities in the first half of fiscal 2014 as compared to a generation of cash of $9.7 million in the same period of the prior year. This $1.1 million decrease in net cash flows from operating activities is primarily the net result of a greater increase in inventory (unfavorable change of $1.9 million), a decrease rather than an increase in refundable income tax (favorable change of $2.3 million), an increase rather than an decrease in customer prepayments (favorable change of $2.7 million), a greater decrease in accrued expenses and other (unfavorable change of $0.8 million), a smaller decrease in accounts receivable (unfavorable change of $2.5 million), a decrease in the inventory obsolescence reserve (unfavorable change of $1.4 million), a decrease in goodwill impairment expense (unfavorable change of $2.1 million), a decrease in depreciation and amortization expense (unfavorable change of $0.7 million), and a change from a net loss to net income (favorable change of $3.4 million).

Net accounts receivable were $41.1 million and $46.0 million at December 31, 2013 and June 30, 2013, respectively. The decrease of $4.9 million in net receivables is primarily due to lower DSO which decreased to 53 days at December 31, 2013 from 60 days at June 30, 2013. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $47.2 million at December 31, 2013 increased $5.1 million from June 30, 2013 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first half of fiscal 2014 in the Lighting Segment of approximately $3.4 million and the Electronic Components Segment of approximately $2.1 million, and a net inventory decrease occurred in the Graphics Segment of approximately $0.2 million.

Cash provided from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with all of the $30 million of the credit line available as of January 24, 2014. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2016. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of January 24, 2014, all $5 million of this line of credit was available. The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2014 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $2.7 million of cash related to investing activities in the first half of fiscal 2014 as compared to a use of $3.1 million in the same period of the prior year, resulting in a favorable change of $0.4 million. Capital expenditures for the first half of fiscal 2014 decreased $0.4 million to $2.7 million from the same period in fiscal 2013. The largest components of the fiscal 2014 capital expenditures were the upgrade to the Company’s ERP software and tooling and equipment related to the Company’s Lighting Segment.

The Company used $2.9 million of cash related to financing activities in the first half of fiscal 2014 and $7.3 million in the first half of fiscal 2013. The primary change between the two years is attributable to a decrease in dividend payments. In December 2012, the Board of Directors took action to accelerate the payment of the fiscal 2013 second quarter regular quarterly cash dividend, and approved an additional cash dividend above and beyond the regular quarterly dividend. There was no similar dividend payment in the first half of fiscal 2014.

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

Cash Dividends

In January 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable February 11, 2014 to shareholders of record as of February 4, 2014. The indicated annual cash dividend rate for fiscal 2014 is $0.24 per share. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company is currently assessing the impact of the final regulations on its financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of December 31, 2013 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2013, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13 to 10/31/13	620	$9.19	620	(1)
11/1/13 to 11/30/13	974	$8.73	974	(1)
12/1/13 to 12/31/13	636	$8.97	636	(1)
Total	2,230	$8.93	2,230	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2013, the Plan held 308,662 common shares of the Company and had distributed 132,389 common shares.

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
January 31, 2014