Form 10-Q
period 2014-03-31
LSI INDUSTRIES INC
filed 2014-05-02
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

As of April 30, 2014 there were 24,115,612 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands, except per share data)	2014	2013	2014	2013

Net sales	$68,996	$66,152	$225,605	$211,953

Cost of products and services sold	55,281	52,231	176,011	166,279

Gross profit	13,715	13,921	49,594	45,674

Selling and administrative expenses	14,661	14,155	46,190	43,449

Goodwill impairment	--	272	--	2,413

Operating income (loss)	(946)	(506)	3,404	(188)

Interest (income)	(2)	(9)	(16)	(40)

Interest expense	19	30	57	63

Income (loss) before income taxes	(963)	(527)	3,363	(211)

Income tax expense (benefit)	46	(212)	1,637	724

Net income (loss)	$(1,009)	$(315)	$1,726	$(935)

Earnings (loss) per common share (see Note 4)
Basic	$(0.04)	$(0.01)	$0.07	$(0.04)
Diluted	$(0.04)	$(0.01)	$0.07	$(0.04)

Weighted average common shares outstanding
Basic	24,401	24,312	24,376	24,308
Diluted	24,609	24,410	24,545	24,372

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31, 2014	June 30, 2013

ASSETS

Current Assets

Cash and cash equivalents	$10,416	$7,949

Accounts receivable, less allowance for doubtful accounts of $400 and $346, respectively	37,461	45,991

Inventories	46,579	42,093

Refundable income taxes	1,070	1,435

Other current assets	6,220	5,445

Total current assets	101,746	102,913

Property, Plant and Equipment, at cost
Land	6,914	7,015
Buildings	37,202	37,889
Machinery and equipment	75,669	71,535
Construction in progress	508	3,464
	120,293	119,903
Less accumulated depreciation	(75,235)	(74,553)
Net property, plant and equipment	45,058	45,350

Asset Held for Sale	616	--

Goodwill	10,508	10,508

Other Intangible Assets, net	8,236	8,579

Other Long-Term Assets, net	1,706	1,829

Total assets	$167,870	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31, 2014	June 30, 2013

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,895	$12,429
Accrued expenses	14,200	13,781

Total current liabilities	26,095	26,210

Other Long-Term Liabilities	1,346	1,279

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,110,463 and 24,057,266 shares, respectively	103,838	102,492
Retained earnings	36,591	39,198

Total shareholders’ equity	140,429	141,690

Total liabilities & shareholders’ equity	$167,870	$169,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended March 31
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$1,726	$(935)
Non-cash items included in net income (loss):
Depreciation and amortization	4,583	5,414
Goodwill impairment	--	2,413
Earn-out liability adjustment	--	(705)
Deferred income taxes	284	57
Deferred compensation plan	57	121
Stock option expense	896	740
Issuance of common shares as compensation	144	44
Gain on disposition of fixed assets	(18)	(5)
Allowance for doubtful accounts	88	182
Inventory obsolescence reserve	973	2,445

Changes in certain assets and liabilities:
Accounts receivable	8,442	5,524
Inventories	(5,459)	(2,599)
Refundable income taxes	365	(1,458)
Accounts payable	(534)	(364)
Accrued expenses and other	(1,782)	892
Customer prepayments	1,064	(241)
Net cash flows provided by operating activities	10,829	11,525

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,528)	(5,677)
Proceeds from sale of fixed assets	250	39
Net cash flows (used in) investing activities	(4,278)	(5,638)

Cash Flows from Financing Activities
Cash dividends paid	(4,333)	(7,207)
Exercise of stock options	351	47
Purchase of treasury shares	(166)	(157)
Issuance of treasury shares	64	25
Net cash flows (used in) financing activities	(4,084)	(7,292)

Increase (decrease) in cash and cash equivalents	2,467	(1,405)

Cash and cash equivalents at beginning of period	7,949	15,255

Cash and cash equivalents at end of period	$10,416	$13,850

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2014, the results of its operations for the three and nine month periods ended March 31, 2014 and 2013, and its cash flows for the nine month periods ended March 31, 2014 and 2013. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2013 Annual Report on Form 10-K.  Financial information as of June 30, 2013 has been derived from the Company’s audited consolidated financial statements.

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

The Company also evaluates the appropriateness of revenue recognition in accordance with ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and therefore excluded from the scope of ASC Subtopic 985-605.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31, 2014	June 30, 2013

Accounts receivable	$37,861	$46,337
less Allowance for doubtful accounts	(400)	(346)
Accounts receivable, net	$37,461	$45,991

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of March 31, 2014 and June 30, 2013, the Company had bank balances of $10,155,000 and $7,688,000, respectively, without insurance coverage.

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

The Company recorded $1,409,000 and $1,162,000 of depreciation expense in the third quarter of fiscal 2014 and 2013, respectively, and $3,972,000 and $3,497,000 of depreciation expense in the first nine months of fiscal 2014 and 2013, respectively.

In the third quarter of fiscal 2014, one of two buildings at the Woonsocket, Rhode Island operation of the Graphics Segment, was placed on the market and is currently for sale. The sale of this property is the result of the consolidation of the operations into the remaining facility in order to eliminate redundancies and improve manufacturing efficiencies. A loss was not recognized at the time the building was listed for sale because the current selling price is above its net book value.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	Fiscal Year Ended June 30, 2013

Balance at beginning of the period	$1,424	$1,121	$1,121
Additions charged to expense	2,395	1,518	2,134
Deductions for repairs and replacements	(1,871)	(1,254)	(1,831)
Balance at end of the period	$1,948	$1,385	$1,424

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related- to both product and software development totaled $1,973,000 and $1,688,000 for the three months ended March 31, 2014 and 2013, respectively, and $6,054,000 and $4,862,000 for the nine months ended March 31, 2014 and 2013, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 514,000 shares and 385,000 shares for the three months ended March 31, 2014 and 2013, respectively, and 472,000 shares and 347,000 shares for the nine months ended March 31, 2014 and 2013, respectively. See further discussion in Note 4.

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

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the condensed consolidated financial statements were filed.  No additional items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income, earnings per share, or total operating cash flows.

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

The Lighting Segment includes outdoor, indoor, and landscape lighting utilizing both traditional and LED light sources, that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market), and LED solid state digital sports video screens. LED video screens are designed and manufactured by the Company’s Lighting Segment and by LSI Saco in the All Other Category. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting and LSI Lightron.  These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to traditional graphics along with digital signage. These products are used in visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail and petroleum / convenience store markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

There was no concentration of consolidated net sales in the three or nine months ended March 31, 2014 or 2013.  There was no concentration of accounts receivable at March 31, 2014 or June 30, 2013.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2014 and June 30, 2013:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Net Sales:
Lighting Segment	$53,013	$47,372	$169,864	$156,906
Graphics Segment	9,894	13,110	36,856	34,387
Electronic Components Segment	5,060	4,395	14,213	15,108
All Other Category	1,029	1,275	4,672	5,552
	$68,996	$66,152	$225,605	$211,953

Operating Income (Loss):
Lighting Segment	$1,829	$1,650	$7,797	$8,640
Graphics Segment	(1,656)	5	(1,768)	(1,490)
Electronic Components Segment	498	(372)	2,511	(1,145)
All Other Category	(152)	(186)	(24)	(1,617)
Corporate and Eliminations	(1,465)	(1,603)	(5,112)	(4,576)
	$(946)	$(506)	$3,404	$(188)

Capital Expenditures:
Lighting Segment	$1,605	$721	$2,792	$1,615
Graphics Segment	127	--	361	363
Electronic Components Segment	72	982	555	1,311
All Other Category	--	41	39	98
Corporate and Eliminations	3	800	781	2,290
	$1,807	$2,544	$4,528	$5,677

Depreciation and Amortization:
Lighting Segment	$704	$1,062	$2,113	$3,366
Graphics Segment	243	230	696	676
Electronic Components Segment	379	331	1,112	984
All Other Category	45	46	127	139
Corporate and Eliminations	243	69	535	249
	$1,614	$1,738	$4,583	$5,414

	March 31, 2014	June 30, 2013
Identifiable Assets:
Lighting Segment	$93,593	$90,536
Graphics Segment	21,612	28,792
Electronic Components Segment	30,800	30,926
All Other Category	5,437	6,361
Corporate and Eliminations	16,428	12,564
	$167,870	$169,179

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

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2014	2013	2014	2013

Lighting Segment inter-segment net sales	$556	$583	$2,379	$2,095

Graphics Segment inter-segment net sales	$280	$318	$680	$1,604

Electronic Components inter-segment net sales	$8,116	$6,654	$26,070	$20,273

All Other Category inter-segment net sales	$1,865	$2,227	$6,057	$4,481

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Net Sales (a):
United States	$68,711	$66,085	$224,444	$211,738
Canada	285	67	1,161	215
	$68,996	$66,152	$225,605	$211,953

	March 31, 2014	June 30, 2013
Long-lived Assets (b):
United States	$47,087	$46,843
Canada	293	336
	$47,380	$47,179

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, assets held for sale, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

BASIC EARNINGS PER SHARE

Net income (loss)	$(1,009)	$(315)	$1,726	$(935)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,095	24,025	24,073	24,025
Weighted average shares outstanding in the Deferred Compensation Plan during the period	306	287	303	283
Weighted average shares outstanding	24,401	24,312	24,376	24,308

Basic earnings (loss) per share	$(0.04)	$(0.01)	$0.07	$(0.04)

DILUTED EARNINGS PER SHARE

Net income (loss)	$(1,009)	$(315)	$1,726	$(935)

Weighted average shares outstanding

Basic	24,401	24,312	24,376	24,308

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	208	98	169	64

Weighted average shares outstanding (c)	24,609	24,410	24,545	24,372

Diluted earnings (loss) per share	$(0.04)	$(0.01)	$0.07	$(0.04)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,235,650 common shares and 1,842,075 common shares at March 31, 2014 and 2013, respectively, and options to purchase 1,687,650 common shares and 2,058,075 common shares at March 31, 2014 and 2013, respectively, were not included in the computation of the three month and nine month periods, respectively, diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 – INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2014	June 30, 2013

Inventories:
Raw materials	$30,688	$28,113
Work-in-process	5,578	4,959
Finished goods	10,313	9,021
Total Inventories	$46,579	$42,093

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2014	June 30, 2013

Accrued Expenses:
Compensation and benefits	$6,947	$8,023
Customer prepayments	2,011	947
Accrued sales commissions	1,359	1,595
Other accrued expenses	3,883	3,216
Total Accrued Expenses	$14,200	$13,781

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

As of March 1, 2014, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of one of the reporting units in the Electronic Components Segment that contains goodwill passed with an estimated business enterprise value that was $18.2 million or 71% above the carrying value of this reporting unit. The goodwill impairment test in the All Other Category passed with an estimated business enterprise value that was $2.5 million or 453% above the carrying value of the reporting unit. The goodwill impairment test in the Lighting Segment passed with a business enterprise value that was $2.5 million or 3% above the carrying value of this reporting unit. The impairment test is expected to be completed in the fourth quarter of fiscal 2014. It is anticipated that the results of the test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill (In thousands)	Lighting Segment	Graphics Segment	Electronic Components Segment	All Other Category	Total
Balance as of June 30, 2013
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2013	135	--	9,208	1,165	10,508

Balance as of March 31, 2014
Goodwill	34,913	24,959	11,621	6,850	78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of March 31, 2014	$135	$--	$9,208	$1,165	$10,508

In the first quarter of fiscal 2014, the Company purchased intellectual property related to certain lighting control systems. The cost of this intellectual property was $268,000 and it is being amortized over a nine year period.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2014
Other Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,326	$3,026
Patents	338	76	262
LED technology firmware, software	12,361	11,138	1,223
Trade name	460	431	29
Non-compete agreements	768	494	274
Total Amortized Intangible Assets	24,279	19,465	4,814

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,701	$19,465	$8,236

	June 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,068	$3,284
Patents	70	55	15
LED technology firmware, software	12,361	10,958	1,403
Trade name	460	362	98
Non-compete agreements	948	591	357
Total Amortized Intangible Assets	24,191	19,034	5,157

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$19,034	$8,579

(In thousands)	Amortization Expense of Other Intangible Assets

	March 31, 2014	March 31, 2013

Three Months Ended	$205	$576
Nine Months Ended	$611	$1,917

The Company expects to record annual amortization expense as follows:

(In thousands)
2014	$816
2015	$735
2016	$730
2017	$634
2018	$623
After 2018	$1,887

NOTE 8  -  REVOLVING LINES OF CREDIT

The Company has a $30 million unsecured revolving line of credit with its bank group in the U.S. The line of credit expires in the third quarter of fiscal 2016.  Annually in the third quarter, the credit facility is renewable with respect to adding an additional year of commitment, if the bank group and the Company so choose, to replace the year just ended.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 175 and 215 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 25 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against this line of credit as of March 31, 2014.

The Company also has a $5 million line of credit for its Canadian subsidiary.  The line of credit expires in the third quarter of fiscal 2015.  Interest on the Canadian subsidiary’s line of credit is charged based upon a 200 basis point increment over the LIBOR rate or based upon an increment over the United States base rate if funds borrowed are denominated in U.S. dollars or an increment over the Canadian prime rate if funds borrowed are denominated in Canadian dollars.  There are no borrowings against this line of credit as of March 31, 2014.

The Company is in compliance with all of its loan covenants as of March 31, 2014.

In April 2014, the Company renewed its unsecured revolving credit line with one bank rather than a bank group under the previous credit line agreement. The renewed credit line places both the $30 million unsecured revolving line for its U.S. operations along with its $5 million line of credit for its Canadian subsidiary under one bank. The lines of credit expire in the third quarter of fiscal 2017.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The annual fee on the unused balance of the $30 million and $5 million committed lines of credit is 15 basis points.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $4,333,000 and $7,207,000 in the nine months ended March 31, 2014 and 2013, respectively.  In April 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable May 13, 2014 to shareholders of record May 6, 2014. The cash dividend indicated annual rate for fiscal 2014 is $0.24 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 679,331 shares (includes 337,148 shares transferred in from the previous plan), all of which were available for future grant or award as of March 31, 2014.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2014, a total of 2,698,989 options for common shares were outstanding from this plan as well as one previous stock option plan (which had also been approved by shareholders), and of these, a total of 1,893,351 options for common shares were vested and exercisable.  As of March 31, 2014, the approximate unvested stock option expense that will be recorded as expense in future periods is $720,359.  The weighted average time over which this expense will be recorded is approximately 31 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Dividend yield	2.84%	--	3.32%	3.60%
Expected volatility	60%	--	53%	51%
Risk-free interest rate	1.71%	--	1.66%	0.64%
Expected life (yrs.)	5.5	--	5.5	4.7

At March 31, 2014, the 436,000 options granted to employees during the first nine months of fiscal 2014 had exercise prices ranging from of $7.20 to $8.44 per share, fair values ranging from $2.64 to $3.64 per share, and remaining contractual lives of between nine years five months and nine years nine months.

At March 31, 2013, the 414,750 options granted during the first nine months of fiscal 2013 to both employees and non-employee directors had exercise prices ranging from $6.28 to $6.58 per share, fair values ranging from $2.00 to $2.11 per share, and remaining contractual lives of between nine years five months and nine years eight months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.1% forfeiture rate effective January 1, 2014. Previous estimated forfeiture rates were 2.2% effective July 1, 2013, 2.3% effective January 1, 2013, 3.4% effective October 1, 2012, 4.1% effective April 1, 2012, 3.6% effective April 1, 2011, 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $116,686 and $102,348 of expense related to stock options in the three months ended March 31, 2014 and 2013, respectively, and $895,980 and $740,395 of expense related to stock options in the nine months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company had 2,686,251 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.59 per share, an aggregate intrinsic value of $1,919,288 and weighted average remaining contractual terms of 5.6 years.

Information related to all stock options for the nine months ended March 31, 2014 and 2013 is shown in the following table:

	Nine Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	436,000	$7.24
Forfeitures	(25,550)	$10.71
Exercised	(52,611)	$6.27

Outstanding at 3/31/14	2,698,989	$9.58	5.6	$1,934,534

Exercisable at 3/31/14	1,893,351	$10.75	4.3	$840,740

	Nine Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures	(19,725)	$16.51
Exercised	(8,500)	$5.53

Outstanding at 3/31/13	2,392,775	$9.91	5.9	$761,064

Exercisable at 3/31/13	1,682,300	$11.28	4.8	$339,741

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2014 and 2013 were $127,104 and $12,987, respectively. The Company received $329,777 and $47,025 of cash from employees who exercised options in the nine month periods ended March 31, 2014 and 2013, respectively. Additionally, the Company recorded $43,283 as a reduction of federal income taxes payable, $11,618 as an increase in common stock, $23,621 as a reduction of income tax expense, and $8,045 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 17,205 and 6,204 common shares in the nine months ended March 31, 2014 and 2013, respectively, as stock compensation awards. These common shares were valued at their approximate $144,000 and $44,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of March 31, 2014 there were 31 participants, all with fully vested account balances. A total of 305,124 common shares with a cost of $2,892,400, and 288,505 common shares with a cost of $2,791,000 were held in the plan as of March 31, 2014 and June 30, 2013, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $165,500 and $156,700 to purchase 22,011 and 23,146 common shares of the Company in the open stock market during the nine months ended March 31, 2014 and 2013, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2014, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 23,500 to 24,500 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2014	2013
Cash payments:
Interest	$57	$57
Income taxes	$1,136	$3,227

Issuance of common shares as compensation	$144	$44

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to $218,000. In June 2013, another revised forecast was provided which in turn reduced the remaining Earn-Out liability to zero. In addition to the $877,000 reversal of the Earn-Out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of March 31, 2014, the maximum potential undiscounted liability related to the Earn-Out is $4 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2014 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2014, there were no standby letter of credit agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment (In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Lighting Segment	$53,013	$47,372	$169,864	$156,906
Graphics Segment	9,894	13,110	36,856	34,387
Electronic Components Segment	5,060	4,395	14,213	15,108
All Other Category	1,029	1,275	4,672	5,552
	$68,996	$66,152	$225,605	$211,953

Operating Income (Loss) by Business Segment (In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Lighting Segment	$1,829	$1,650	$7,797	$8,640
Graphics Segment	(1,656)	5	(1,768)	(1,490)
Electronic Components Segment	498	(372)	2,511	(1,145)
All Other Category	(152)	(186)	(24)	(1,617)
Corporate and Eliminations	(1,465)	(1,603)	(5,112)	(4,576)
	$(946)	$(506)	$3,404	$(188)

Summary Comments

Fiscal 2014 third quarter net sales of $68,996,000 increased $2.8 million or 4.3% as compared to third quarter fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $5.6 million or 11.9%), and increased net sales of the Electronic Components Segment (up $0.7 million or 15.1%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $3.2 million or 24.5%) and decreased net sales of the All Other Category (down $0.2 million or 19.3%).

Fiscal 2014 nine month net sales of $225,605,000 increased $13.7 million or 6.4% as compared to the same period of fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $13.0 million or 8.3%) and increased net sales of the Graphics Segment (up $2.5 million or 7.2%). Net sales were unfavorably influenced by decreased net sales of the Electronic Components Segment (down $0.9 million or 5.9%) and decreased net sales of the All Other Category (down $0.9 million or 15.9%).

Fiscal 2014 third quarter operating loss of $(946,000) increased $0.4 million from an operating loss of $(506,000) in the same period the prior year. The $0.4 million increase in operating loss was the net result of increased net sales, a decrease in gross profit as a percentage of net sales from 21.0% in the third quarter of fiscal 2013 to 19.9% in the third quarter of fiscal 2014, a $0.5 million or 3.6% increase in selling and administrative expenses, and a goodwill impairment expense of $0.3 million in fiscal 2013 with no comparable expense in fiscal 2014.

Fiscal 2014 nine month operating income of $3,404,000 increased $3.6 million from an operating loss of $(188,000) in the same period the prior year. The $3.6 million increase in operating income from an operating loss was the net result of increased net sales, an increase in gross profit as a percentage of net sales from 21.5% in the first nine months of fiscal 2013 to 22.0% in the first nine months of fiscal 2014, a $1.2 million provision for a reserve against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014, an increase in selling and administrative expenses primarily due to an increase in sales commissions and an increase in research and development expenses, a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013 with no comparable reduction of expense in fiscal 2014, and a goodwill impairment expense of $2.4 million in fiscal 2013 with no comparable expense in fiscal 2014.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2014	FY 2013	% Change

First Quarter	$25,293	$23,809	6.2%
Second Quarter	27,466	18,724	46.7%
First Half	52,759	42,533	24.0%
Third Quarter	25,452	18,794	35.4%
Nine Months	78,211	61,327	27.5%
Fourth Quarter		18,305
Full Year		$79,632

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens. Third quarter fiscal 2014 LED net sales of $25,452,000 were up $6.7 million or 35.4% from the same period of the prior year. The $25,452,000 total LED net sales and the $6.7 million increase are primarily the net result of Lighting Segment LED net sales of $24.9 million (up $6.5 million or 35.5%), which is comprised of $24.5 million of light fixtures having solid-state LED technology and $0.5 million related to video screens, Graphics Segment LED net sales of $0.3 million (down 6.8%), and LED net sales of the All Other Category of $0.2 million, up from negligible net sales in the same period last year. First nine months of fiscal 2014 total LED net sales of $78,211,000 were $16.9 million or 27.5% higher than the same period of the prior year. The $78,211,000 total LED net sales and the $16.9 million increase are primarily the result of Lighting Segment LED net sales of $75.4 million (up $15.2 million or 25.2%), which is comprised of $73.2 million of light fixtures having solid-state LED technology and $2.3 million related to video screens, Graphics Segment LED net sales of $1.8 million (up $0.9 million or 99.0%), and All Other Category LED net sales of $1.0 million (up $0.8 million or 537%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP net income (loss).  Adjusted net income (loss) and earnings (loss) per share, which exclude the impact of the New York state tax code change, the reduction of a contingent earn-out liability and goodwill impairments, are non-GAAP financial measures.  We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business.  These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results.  We exclude these items because they are not representative of the ongoing results of operations of our business.  Below is a reconciliation of this non-GAAP measure to net income (loss) for the periods indicated.

(In thousands, except per share data; unaudited)
	Third Quarter FY 2014		Third Quarter FY 2013
	Amount	Diluted EPS	Amount		Diluted EPS
Reconciliation of net (loss) to adjusted net (loss):

Net (loss) and (loss) per share as reported	$(1,009)	$(0.04)	$(315)		$(0.01)

Adjustment for the New York state tax code change	362 (3)	0.01	--		--

Adjustment for the reversal of a contingent Earn-Out liability, inclusive of the income tax effect	--	--	(40	)(1)	--

Adjustment for goodwill impairment, inclusive of the income tax effect	--	--	334	(2)	0.01

Adjusted net (loss) and (loss) per share	$(647)	$(0.03)	$(21)		$--

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated. The income tax effects were as follows (in thousands):

(1) $(40)
(2) $62
(3) --

(In thousands, except per share data; unaudited)
	Nine Months FY 2014			Nine Months FY 2013
	Amount		Diluted EPS	Amount		Diluted EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$1,726		$0.07	$(935)		$(0.04)

Adjustment for the New York state tax code change	362	(3)	0.01	--		--

Adjustment for the reversal of a contingent Earn-Out liability, inclusive of the income tax effect	--		--	(551	)(1)	(0.02)

Adjustment for goodwill impairment, inclusive of the income tax effect	--		--	1,886	(2)	0.08

Adjusted net income and earnings per share	$2,088		$0.09	$400		$0.02

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rate for the period indicated. The income tax effects were as follows (in thousands):

(1) $154
(2) $(527)
(3) --

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Lighting Segment (In thousands)	Three Months Ended March 31
	2014	2013

Net Sales	$53,013	$47,372
Gross Profit	$11,313	$10,563
Operating Income	$1,829	$1,650

Lighting Segment net sales of $53,013,000 in the third quarter of fiscal 2014 increased 11.9% from fiscal 2013 same period net sales of $47,372,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $24.5 million in the third quarter of fiscal 2014, representing a $6.9 or 38.9% increase from fiscal 2013 third quarter net sales of solid-state LED light fixtures of $17.6 million. There was a small reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment’s net sales related to LED video screens totaled $0.5 million in the third quarter of fiscal 2014, representing a $0.3 million or 41.5% decrease from fiscal 2013 third quarter net sales of $0.8 million.

Gross profit of $11,313,000 in the third quarter of fiscal 2014 increased $0.8 million or 7.1% from the same period of fiscal 2013, and decreased from 22.0% to 21.1% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit at a lower gross margin percentage is due to the net effect of increased net sales, competitive pricing pressures, a shift in product mix to a greater percentage of light fixtures containing LED solid-state technology, manufacturing inefficiencies due to strong demand of newly introduced LED lighting fixtures, increased freight expense, decreased employee compensation and wage expense ($0.1 million), increased supplies ($0.1 million), increased outside service expense ($0.2 million), increased utility expense ($0.1 million), decreased customer relations expense ($0.5 million), and increased warranty expense ($0.6 million). The surge in demand for LED fixtures along with the challenges to meet our customers’ delivery schedules created a large growth in our past due backlog at the end of the second quarter. Permanent improvements have been made in the operations to remove bottlenecks. As a result of these improvements along with a traditionally lower production demand in the third quarter, the past due backlog has dropped considerably.

Selling and administrative expenses of $9,484,000 in the third quarter of fiscal year 2014 increased $0.6 million from the same period of fiscal 2013 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), decreased convention and show expense ($0.1 million), increased outside service expense ($0.1 million), increased research and development expense ($0.2 million), increased sales commission ($0.5 million), decreased amortization expense ($0.4 million), and increased bad debt expense ($0.1 million).

The Lighting Segment third quarter fiscal 2014 operating income of $1,829,000 increased $0.2 million or 10.8% from operating income of $1,650,000 in the same period of fiscal 2013. This increase of $0.2 million was primarily the net result of increased net sales, a decrease in the gross margin as a percentage of net sales, and increased selling and administrative expenses.

Graphics Segment (In thousands)	Three Months Ended March 31
	2014	2013

Net Sales	$9,894	$13,110
Gross Profit	$645	$2,230
Operating Income (Loss)	$(1,656)	$5

Graphics Segment net sales of $9,894,000 in the third quarter of fiscal 2014 decreased 24.5% from fiscal 2013 same period net sales of $13,110,000. The $3.2 million decrease in Graphics Segment net sales is the net result of image conversion programs and sales to seven petroleum / convenience store customers ($1.9 million net increase), two grocery retailers (with the completion of one major program, $6.3 million decrease), one national drug store retailer ($0.8 million increase), and two quick service restaurant chains ($0.4 million increase). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.3 million in the third quarter of fiscal 2014, representing a $0.1 million decrease from fiscal 2013 net sales of $0.4 million.

Gross profit of $645,000 in the third quarter of fiscal 2014 decreased $1.6 million or 71.1% from the same period of fiscal 2013. Gross profit as a percentage of Segment net sales (customer plus inter-segment net sales) decreased from 16.6% in the third quarter of fiscal 2013 to 6.3% in the third quarter of fiscal 2014. The change in the amount of gross profit is due to the net effect of decreased net sales, the write-down of inventory to lower of cost or market ($0.2 million), improved margins on installation net sales, decreased freight costs ($0.2 million), decreased warranty expense ($0.2 million), decreased supplies ($0.1 million), and decreased employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $2,301,000 in the third quarter of fiscal 2014 were $0.1 million higher than selling and administrative expenses of $2,225,000 in the third quarter of fiscal 2013. The $0.1 million increase in selling and administrative expenses in the net result of a $0.1 million decrease in commission expense which was more than offset by several small increases in other expenses.

The Graphics Segment third quarter fiscal 2014 operating loss of $(1,656,000) compares to an operating profit of $5,000 in the same period of fiscal 2013. The change from an operating profit to an operating loss is primarily due to decreased net sales, decreased gross profit, and increased selling and administrative expenses.

Electronic Components Segment (In thousands)	Three Months Ended March 31
	2014	2013

Net Sales	$5,060	$4,395
Gross Profit	$1,604	$895
Operating Income (Loss)	$498	$(372)

Electronic Components Segment net sales of $5,060,000 in the third quarter of fiscal 2014 increased $0.7 million or 15.1% from fiscal 2013 same period net sales of $4,395,000. The $0.7 million increase in Electronic Components Segment net sales is primarily the net result of a $0.6 million increase in sales to the transportation market, a $0.2 million increase in sales to original equipment manufacturers, and a $0.1 million decrease in sales to various other markets. Electronic Components’ inter-segment sales also increased $1.5 million or 22.0% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology and due to increased intercompany demand for lighting controls.

Gross profit of $1,604,000 in the third quarter of fiscal 2014 increased $0.7 million or 79.2% from the same period in fiscal 2013, and increased from 8.1% to 12.2% as a percentage of net sales (customer plus inter-segment net sales). The $0.7 million increase in amount of gross profit is due to the net effect of increased customer net sales, increased inter-segment sales, and increased employee compensation and benefits expense ($0.2 million).

Selling and administrative expenses of $1,106,000 in the third quarter of fiscal 2014 were $0.1 million higher than fiscal 2013 selling and administrative expenses of $995,000 primarily as the net result of a decrease in employee compensation and benefits expense ($0.1 million), an increase in commission expense ($0.1 million), and an increase in research and development expense ($0.1 million). In the third quarter of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2014.

The Electronic Components Segment third quarter fiscal 2014 operating income of $498,000 increased $0.9 million from an operating loss of $(372,000) in the same period of fiscal 2013. The $0.9 million increase in operating income from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of increased net customer sales and inter-segment sales, increased selling and administrative expenses, and a goodwill impairment charge of $0.3 million in fiscal 2013 with no comparable expense in fiscal 2014.

All Other Category (In thousands)	Three Months Ended March 31
	2014	2013

Net Sales	$1,029	$1,275
Gross Profit	$304	$367
Operating Income (Loss)	$(152)	$(186)

All Other Category net sales of $1,029,000 in the third quarter of fiscal 2014 decreased $0.2 million or 19.3% from fiscal 2013 net sales of $1,275,000. The $0.2 million decrease in the All Other Category net sales is primarily the net result of decreased sales of menu board systems ($0.4 million), decreased project management net sales ($0.1 million), and increased net sales of LED video screen sales and specialty LED lighting sales to the Entertainment and other markets ($0.2 million). In addition to a decrease in net customer sales, All Other Category inter-segment sales decreased $0.4 million or 16.3% due to decreased intercompany project management support and decreased intercompany LED product support.

Gross profit of $304,000 in the third quarter of fiscal 2014 decreased slightly from a gross profit of $367,000 in the same period of fiscal 2013. The change in gross profit is the result of decreased customer and inter-segment sales offset by a favorable mix of product and management service revenue.

Selling and administrative expenses of $456,000 in the third quarter of fiscal 2014 decreased $0.1 million from the same period in fiscal year 2013. The decrease of $0.1 million is primarily the result of decreased employee compensation and benefits expense ($0.1 million).

The All Other Category third quarter fiscal 2014 operating loss of $(152,000) improved slightly from an operating loss of $(186,000) in the same period of fiscal 2013. The slight improvement in the operating loss was the net result of decreased customer net sales and decreased inter-segment sales, a favorable mix of product and management service revenue, and decreased selling and administrative expenses.

Corporate and Eliminations (In thousands)	Three Months Ended March 31
	2014	2013

Gross (Loss)	$(151)	$(134)
Operating (Loss)	$(1,465)	$(1,603)

The gross (loss) relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,314,000 in the third quarter of fiscal 2014 decreased $0.2 million or 10.6% from the same period of the prior year. The decrease in expense is primarily the net result of decreased employee compensation and benefits expense ($0.2 million), increased depreciation expense ($0.2 million), along with several small expense decreases.

Consolidated Results

The Company reported net interest expense of $17,000 in the third quarter of fiscal 2014 as compared to net interest expense of $21,000 in the same period of fiscal 2013. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $46,000 income tax expense in the third quarter of fiscal 2014 represents a consolidated tax expense compared to a pre-tax loss of $(963,000). This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $212,000 income tax benefit in the third quarter of fiscal 2013 represents a consolidated effective tax rate of 40.2%. This is the net result of an income tax rate of 45.1% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net loss of $(1,009,000) in the third quarter of fiscal 2014 as compared to a net loss of $(315,000) in the same period of the prior year. The $0.7 million increase in net loss in the third quarter of fiscal 2014 from the third quarter of fiscal 2013 is primarily the net result of increased net sales, a lower gross profit percentage due a change in product mix and due to competitive pricing pressure, an operating loss in the graphics segment in fiscal 2014 compared to an operating profit in fiscal 2013, increased selling and administrative expense, a fiscal 2013 goodwill impairment with no comparable expense in fiscal 2014, and income tax expense in fiscal 2014 compared to an income tax benefit in fiscal 2013. Diluted loss per share of $(0.04) was reported in the third quarter of fiscal 2014 as compared to diluted loss per share of $(0.01) in the same period of fiscal 2013. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2014 were 24,609,000 shares as compared to 24,410,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO NINE MONTHS ENDED MARCH 31, 2013

Lighting Segment (In thousands)	Nine Months Ended March 31
	2014	2013

Net Sales	$169,864	$156,906
Gross Profit	$37,970	$36,562
Operating Income	$7,797	$8,640

Lighting Segment net sales of $169,864,000 in the first nine months of fiscal 2014 increased 8.3% from fiscal 2013 same period net sales of $156,906,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $73.2 million in the first nine months of fiscal 2014, representing a 34.3% increase from first nine months of fiscal 2013 net sales of solid-state LED light fixtures of $54.5 million. There was a small reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment's net sales related to LED video screens totaled $2.3 million in the first nine months of fiscal 2014, representing a 60.9% decrease from first nine months fiscal 2013 net sales of $5.8 million. One single video screen sale accounted for approximately $4 million of the total $5.8 million video screen sales in fiscal 2013 with no repeat video screen sale of comparable size in fiscal 2014.

Gross profit of $37,970,000 in the first nine months of fiscal 2014 increased $1.4 million or 3.9% from the same period of fiscal 2013, and decreased from 23.0% to 22.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, competitive pricing pressures, a shift in product mix to a greater percentage of light fixtures containing LED solid-state technology, manufacturing inefficiencies due to strong demand of newly introduced LED lighting fixtures, increased freight expense partially due to expediting past due customer shipments, increased employee compensation and benefits expense ($1.2 million), increased warranty costs ($1.4 million), increased supplies ($0.3 million), increased repairs and maintenance expense ($0.1 million), increased outside service expense ($0.3 million), increased utility expense ($0.1 million), and decreased customer relations expense ($0.9 million). The surge in demand for LED fixtures along with the challenges to meet our customers’ delivery schedules created a large growth in our past due backlog at the end of the second quarter. Permanent improvements have been made in the operations to remove bottlenecks. As a result of these improvements along with lower production demands in the third quarter, the past due backlog has dropped considerably.

Selling and administrative expenses of $30,173,000 in the first nine months of fiscal 2014 increased $2.3 million or 8.1% from the same period of fiscal 2013 primarily as the net result of decreased employee compensation and benefits expense ($0.1 million), increased sales commission expense ($1.8 million), increased research and development expense ($1.2 million), increased outside service expense ($0.4 million), decreased bad debt expense ($0.1 million), increased inter-segment royalty income ($0.1 million), and decreased amortization expense ($1.3 million).

The Lighting Segment nine month fiscal 2014 operating income of $7,797,000 decreased $0.8 million or 9.8% from operating income of $8,640,000 in the same period of fiscal 2013.  This decrease of $0.8 million was the net result of increased net sales, a decrease in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment (In thousands)	Nine Months Ended March 31
	2014	2013

Net Sales	$36,856	$34,387
Gross Profit	$5,216	$5,291
Operating (Loss)	$(1,768)	$(1,490)

Graphics Segment net sales of $36,856,000 in the first nine months of fiscal 2014 increased 7.2% from fiscal 2013 same period net sales of $34,387,000.  The $2.5 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to ten petroleum / convenience store customers ($9.5 million net increase), two grocery retailers ($9.6 million decrease), two national drug retailers ($2.0 million net increase), the net result of two quick-service restaurant chains ($1.2 million net increase), and changes in volume or completion of several other graphics programs ($0.6 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.8 million in the first nine months of fiscal 2014 as compared to $0.9 million in the same period of the prior year.

Gross profit of $5,216,000 in the first nine months of fiscal 2014 decreased slightly from a gross margin of $5,291,000 in the same period in fiscal 2013, and decreased from 14.7% to 13.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The slight decrease in the amount of gross profit is primarily due to the net effect of increased net sales, a change in the mix of customer sales, a decrease in inter-segment sales, improved margins on installation sales, the write-down of inventory to lower of cost or market ($0.2 million), increased freight expense, decreased supplies expense ($0.1 million), decreased outside service expense ($0.1 million), and decreased compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $6,984,000 in the first nine months of fiscal 2014 increased $0.2 million or 3.0% from the same period of fiscal 2013 primarily as a result of increased compensation and benefits expense ($0.2 million), decreased outside service expense ($0.1 million), and decreased commission expense ($0.1 million).

The Graphics Segment nine month fiscal 2014 operating loss of $(1,768,000) decreased $0.3 million from an operating loss of $(1,490,000) in the same period of fiscal 2013 and is the net result of increased net customer sales, decreased gross profit from higher net sales, and an increase in selling and administrative expenses.

Electronic Components Segment (In thousands)	Nine Months Ended March 31
	2014	2013

Net Sales	$14,213	$15,108
Gross Profit	$5,502	$4,132
Operating Income (Loss)	$2,511	$(1,145)

Electronic Components Segment net sales of $14,213,000 in the first nine months of fiscal 2014 decreased 5.9% from fiscal 2013 same period net sales of $15,108,000.  The $0.9 million decrease in Electronic Components Segment net sales is the net result of a $0.1 million decrease in sales to the telecommunications market, a $0.2 million decrease in sales to the transportation market, a $0.2 million increase in sales to the medical market, a $0.2 million decrease in sales to original equipment manufacturers, and a $0.5 million decrease in sales to various other markets. While the net customer sales decreased, the Electronic Components’ inter-segment sales increased $5.8 million or 28.6% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology and due to increased intercompany demand for lighting controls.

Gross profit of $5,502,000 in the first nine months of fiscal 2014 increased $1.4 million or 33.2% from the same period of fiscal 2013, and increased from 11.7% to 13.7% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $1.4 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment sales, increased employee compensation and benefits expense ($0.8 million), decreased outside service expense ($0.2 million), and decreased warranty expense ($0.3 million).

Selling and administrative expenses of $2,991,000 in the first nine months of fiscal 2014 increased $0.1 million or 4.4% from the period of fiscal 2013. The $0.1 million decrease in selling and administrative expenses is the net result of an increase in research and development expense ($0.4 million), a decrease in employee compensation and benefits expense ($0.2 million), and a decrease in outside service expense ($0.1 million). In the first nine months of fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.4 million with no comparable expense in fiscal 2014.

The Electronic Components Segment nine month fiscal 2014 operating income of $2,511,000 increased $3.7 million from an operating loss of $(1,145,000) in the same period of fiscal 2013.  The $3.7 increase in operating income from an operating loss in fiscal 2013 was the net result of decreased net customer sales, increased inter-segment sales, increased gross profit, increased selling and administrative expenses, and a goodwill impairment expense of $2.4 million fiscal 2013 with no comparable expense in 2014.

All Other Category (In thousands)	Nine Months Ended March 31
	2014	2013

Net Sales	$4,672	$5,552
Gross Profit	$1,383	$73
Operating (Loss)	$(24)	$(1,617)

All Other Category net sales of $4,672,000 in the first nine months of fiscal 2014 decreased $0.9 million or 15.9% from fiscal 2013 net sales of $5,552,000. The $0.9 million decrease in the All Other Category net sales is primarily the net result of decreased sales of menu board systems ($1.8 million) partially offset by increased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.9 million). While net customer sales decreased, All Other Category inter-segment sales increased $1.6 million or 35.2%.

The gross profit of $1,383,000 in the first nine months of fiscal 2014 is a $1.3 million increase in gross profit compared to the gross profit of $73,000 in the same period of fiscal 2013. The change in gross profit is the net result of decreased customer net sales, increased inter-segment sales, and a $1.2 million provision for a reserve against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014.

Selling and administrative expenses of $1,407,000 in the first nine months of fiscal 2014 decreased $0.3 million or 16.7% as compared to the same period of the prior year.  The decrease in selling and administrative expenses is primarily due to decreased research and development expense ($0.3 million).

The All Other Category first nine month 2014 operating loss of $(24,000) compares to an operating loss of $(1,617,000) in the same period of fiscal 2013.  This $1.6 million improvement in the operating loss from fiscal 2013 to fiscal 2014 was the net result of decreased customer net sales, increased inter-segment sales, a decrease in obsolete inventory expense, and decreased selling and administrative expenses.

Corporate and Eliminations (In thousands)	Nine Months Ended March 31
	2014	2013

Gross (Loss)	$(477)	$(384)
Operating (Loss)	$(5,112)	$(4,576)

The negative gross profit (loss) relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $4,635,000 in the first nine months of fiscal 2014 increased $0.5 million or 10.6% as compared to the same period of the prior year. The $0.5 million increase is the net result of increased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.3 million), decreased employee compensation and benefits expense ($0.3 million), increased outside service expense ($0.2 million), and a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.7 million as further discussed in Note 12) in fiscal 2013, with no comparable reduction in expense in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $41,000 in the first nine months of fiscal 2014 as compared to net interest expense of $23,000 in the same period of fiscal 2013. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The major factor that contributed to the increase in net interest expense from fiscal 2013 to fiscal 2014 was related to the fiscal 2013 reduction of the accrued interest expense related to the reduction of the contingent earn-out liability associated with the Virticus acquisition, with no comparable reduction of accrued interest expense in fiscal 2014.

The $1,637,000 income tax expense in the first nine months of fiscal 2014 represents a consolidated effective tax rate of 48.7%.  This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $724,000 income tax expense in the first nine months of fiscal 2013 represents consolidated tax expense related to a pre-tax loss $(211,000). This is the net result of an income tax rate of 45.1% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income (most notably the $2.4 million goodwill impairment), by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position. Losses on the Company’s Canadian operation were greater than the profits recognized on the Company’s U.S operations thereby contributing to the recording of tax expense.

The Company reported net income of $1,726,000 in the first nine months of fiscal 2014 as compared to a net loss of $(935,000) in the same period of the prior year.  The change in net income from a net loss in fiscal 2013 to net income in fiscal 2014 is primarily the net result of increased net sales, increased gross profit, increased selling and administrative expenses, decreased goodwill impairment expense, and increased income tax expense.  Diluted earnings per share of $0.07 was reported in the first nine months of fiscal 2014 as compared to diluted loss per share of $(0.04) in the same period of fiscal 2013. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2014 was 24,545,000 shares as compared to 24,372,000 shares in the same period last year.

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

At March 31, 2014, the Company had working capital of $75.7 million, compared to $76.7 million at June 30, 2013. The ratio of current assets to current liabilities was 3.90 to 1 compared to a current ratio of 3.93 to 1 as of June 30, 2013. The $1.0 million decrease in working capital from June 30, 2013 to March 31, 2014 was primarily related to the net effect of increased cash and cash equivalents ($2.5 million), increased other current assets ($0.8 million), increased net inventory ($4.5 million), decreased in accounts payable ($0.5 million), offset by an increase in accrued expenses ($0.4 million), a decrease in accounts receivable ($8.5 million), and a decrease in refundable income taxes ($0.4 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $10.8 million of cash from operating activities in the first nine months of fiscal 2014 as compared to a generation of cash of $11.5 million in the same period of the prior year. This $0.7 million decrease in net cash flows from operating activities is primarily the net result of a greater increase in inventory (unfavorable change of $2.9 million), a decrease rather than an increase in refundable income tax (favorable change of $1.8 million), an increase rather than a decrease in customer prepayments (favorable change of $1.3 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $2.7 million), a greater decrease in accounts receivable (favorable change of $2.9 million), less of an increase in the inventory obsolescence reserve (unfavorable change of $1.5 million), a decrease in goodwill impairment expense (unfavorable change of $2.4 million), less of a decrease in the Earn-Out liability (favorable change of $0.7 million), a decrease in depreciation and amortization expense (unfavorable change of $0.8 million), less of an increase in the allowance for doubtful accounts (unfavorable change of $0.1 million), an decrease in net deferred income tax assets (favorable change of $0.2 million), an increase in stock compensation expense (favorable change of $0.1 million), and a change from a net loss to net income (favorable change of $2.7 million).

Net accounts receivable were $37.5 million and $46.0 million at March 31, 2014 and June 30, 2013, respectively. The decrease of $8.5 million in net receivables is primarily due to lower DSO which decreased to 51 days at March 31, 2014 from 60 days at June 30, 2013. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $46.6 million at March 31, 2014 increased $4.5 million from June 30, 2013 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first nine months of fiscal 2014 in the Lighting Segment of approximately $4.8 million and the Electronic Components Segment of approximately $0.9 million, and a net inventory decrease occurred in the Graphics Segment of approximately $0.8 million and in the All Other Category of approximately $0.2 million.

Cash provided from operations and borrowing capacity under two line of credit facilities are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its U.S. bank group, with all of the $30 million of the credit line available as of April 25, 2014. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2016. Additionally, the Company has a separate $5 million line of credit, renewable annually in the third fiscal quarter, for the working capital needs of its Canadian subsidiary, LSI Saco Technologies. As of April 25, 2014, all $5 million of this line of credit was available. The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2014 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $4.3 million of cash related to investing activities in the first nine months of fiscal 2014 as compared to a use of $5.6 million in the same period of the prior year, resulting in a favorable change of $1.4 million. Capital expenditures for the first nine months of fiscal 2014 decreased $1.1 million to $4.5 million from the same period in fiscal 2013. The largest components of the fiscal 2014 capital expenditures were upgrades to the Company’s ERP software, with greater expenditures in fiscal 2013 compared to fiscal 2014 (the new ERP upgrade was complete in the second quarter of fiscal 2014), along with tooling and equipment related to the Company’s Lighting Segment.

The Company used $4.1 million of cash related to financing activities in the first nine months of fiscal 2014 and $7.3 million in the first nine months of fiscal 2013. The primary change between the two years is attributable to a decrease in cash dividend payments. In December 2012, the Board of Directors approved an additional cash dividend above and beyond the regular quarterly dividend. There was no similar special cash dividend payment in the first nine months of fiscal 2014.

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

Cash Dividends

In April 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable May 13, 2014 to shareholders of record as of May 6, 2014. The indicated annual cash dividend rate for fiscal 2014 is $0.24 per share. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to special year-end cash or stock dividends. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions.

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

The Company also evaluates the appropriateness of revenue recognition in accordance with ASC Subtopic 985-605, “Software:  Revenue Recognition.”  Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental and therefore excluded from the scope of ASC Subtopic 985-605.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of March 31, 2014 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2014, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period			(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/14	to	1/31/14	601	$9.01	601	(1)
2/1/14	to	2/28/14	617	$8.32	617	(1)
3/1/14	to	3/31/14	636	$8.12	636	(1)
	Total		1,854	$8.48	1,854	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2014, the Plan held 305,124 common shares of the Company and had distributed 137,343 common shares.

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
May 2, 2014