Form 10-K
period 2014-06-30
LSI INDUSTRIES INC
filed 2014-09-10
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197,167,000 based upon a closing sale price of $8.67 per share as reported on The NASDAQ Global Select Market.

At August 26, 2014 there were 24,113,030 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant’s Proxy Statement filed with the Commission for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2014 FORM 10-K ANNUAL REPORT
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

Our Company

We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive digital and screen graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships located primarily in the United States as well as internationally. In addition, we are a provider of digital solid-state LED (light emitting diode) video screens and LED specialty lighting to such markets or industries as sports stadiums and arenas, advertising billboards, and entertainment. We design and develop all aspects of the solid-state LED video screens and lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.

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

We believe that national retailers and niche market companies are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting, technology and professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to combine standard, high-production lighting products, custom graphics applications and professional services to create complete customer-focused visual image solutions. We also offer products and services on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine graphics and lighting products and professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities, digital signage and media content management, lighting products, lighting control systems, LED video screens, LED lighting products and professional services through acquisitions and internal development.

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $8.2 million in fiscal 2014, $6.5 million in fiscal 2013, and $5.5 million in fiscal 2012. We develop and manufacture lighting, lighting control systems, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, JC Penney, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

Our business is organized as follows: the Lighting Segment, which represented 76% of our fiscal 2014 net sales; the Graphics Segment, which represented 15% of our fiscal 2014 net sales; the Electronic Components Segment, which represented 7% of our fiscal 2014 net sales; and an All Other Category, which represented 2% of our fiscal 2014 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-28 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2014	2013	2012
Lighting Segment	$227,628	$206,363	$199,610
Graphics Segment	46,166	46,770	42,131
Electronic Components Segment	19,491	20,333	18,515
All Other Category	6,178	7,324	8,146

Total Net Sales	$299,463	$280,790	$268,402

Lighting Segment

Our Lighting Segment manufactures and markets outdoor and indoor lighting for the commercial, industrial, niche, and multi-site retail markets, including the petroleum / convenience store, quick-service, and automotive markets. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of our niche markets. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. We do, however, design proprietary products used by our national account customers in large volume, and occasionally also provide custom products for large, specified projects. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including solid-state LED, high-intensity discharge metal-halide, and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, LED lighting, lighting controls, light poles, lighting analysis, photometric layouts and solid state LED video screens for the sports and advertising markets. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

We offer our customers expertise in developing and utilizing high-performance LED white lightsource solutions for our Lighting and Graphics applications, which, when combined with the Company’s lighting fixture expertise and technology has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures.

Lighting Segment net sales of $227,628,000 in fiscal 2014 increased 10.3% from fiscal 2013 net sales of $206,363,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $99.9 million in fiscal 2014, representing a $28.5 million or 40.0% increase from fiscal 2013 net sales of solid-state LED light fixtures of $71.4 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment’s net sales related to LED video screens totaled $5.0 million in fiscal 2014, representing a $1.0 million or 16.6% decrease from fiscal 2013 net sales of $6.0 million.

Lighting Segment net sales of $206,363,000 in fiscal 2013 increased 3.4% from fiscal 2012 net sales of $199,610,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $71.4 million in fiscal 2013, representing a $2.6 million or 3.7% increase from fiscal 2012 net sales of solid-state LED light fixtures of $68.9 million. The Lighting Segment’s net sales related to LED video screens totaled $6.0 million in fiscal 2013, representing a $4.1 million or 220% increase from fiscal 2012 net sales of $1.9 million.

Graphics Segment

The Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, digital signage and media content management, and installation services for graphics products.

Graphics Segment net sales of $46,166,000 in fiscal 2014 decreased 1.3% from fiscal 2013 net sales of $46,770,000.  The $0.6 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($9.7 million net increase), two grocery retailers ($10.2 million decrease), two national drug store retailers ($2.4 million increase), two quick-service restaurant chains ($1.6 million increase), several retail chains ($1.9 million decrease), one banking customer ($0.8 million increase), and changes in volume or completion of several other smaller graphics programs in various markets ($3.0 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $2.4 million in fiscal 2014, representing a $1.1 million increase from fiscal 2013 net sales of $1.3 million.

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

Electronic Components Segment

The Electronic Components Segment includes the results of LSI ADL Technology and LSI Controls (formerly LSI Virticus). ADL Technology operates in Columbus, Ohio and designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies used in various applications including the control of solid-state LED lighting. The Company acquired AdL Technology in fiscal 2010 as a vertical integration of circuit boards for LED lighting as well as the Company’s other LED product lines such as digital scoreboards, advertising ribbons and billboards. LSI ADL Technology allows the Company to stay on the leading edge of product development, while at the same time providing opportunities to drive down manufacturing costs and control delivery of key components. In addition to its intercompany support, LSI ADL Technology serves a variety of external customers in various markets outside the Company's traditional lighting markets. LSI Controls, acquired by the Company in March 2012, operates in Beaverton, Oregon and designs, engineers and assembles wireless, internet-based lighting control systems in addition to-basic lighting controls.

Electronic Components Segment net sales of $19,491,000 in fiscal 2014 decreased 4.1% from fiscal 2013 net sales of $20,333,000. The $0.8 million decrease in Electronic Components Segment net sales is primarily the net result of a $0.3 million decrease in sales to the telecommunications market, a $0.4 million increase in sales to the transportation market, a $0.2 million decrease in sales to original equipment manufacturers, a $0.2 million increase in sales to the medical markets, and a $0.7 million increase in sales to various other markets. In addition to the Segment’s decrease in customer sales, its inter-segment sales increased 29.0% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

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

All Other Category

The All Other Category includes the results of all LSI operations that are not able to be aggregated into one of the three reportable business segments. Operating results of LSI Saco Technologies, LSI Images, and LSI Adapt are included in the All Other Category. The major products and services offered by operations included in the All Other Category include: design, production, and support of large format video screens using LED technology; exterior and interior menu board systems primarily for the quick service restaurant market; and surveying, permitting and project management services related to products of the Lighting and Graphics Segment. LSI Saco Technologies primarily provides research and development support to the Lighting and Graphics Segments. LSI Saco Technologies also offers its customers expertise in developing and utilizing high-performance LED color and white light source solutions for both lighting and graphics applications. This technology developed by LSI Saco has been applied in the Company’s Lighting Segment in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the traditional metal halide and fluorescent lighting fixtures. Additionally, this LED technology is used in the Company’s Graphics Segment to light, accent and provide color lighting to graphics display and visual image programs of the Company’s retail, quick service restaurant and sports market customers.

All Other Category net sales of $6,178,000 in fiscal 2014 decreased $1.1 million or 15.7% from fiscal 2013 net sales of $7,324,000.  The $1.1 million decrease in the All Other Category net sales is primarily the net result of net decreased sales of menu board systems ($1.8 million), increased project management net sales ($0.2 million), and increased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.4 million). Inter-segment sales increased 3.4% mostly due to LSI Adapt providing increased intercompany project management support.

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

Goodwill and Intangible Asset Impairment

In fiscal 2014, there was no impairment of the Company’s goodwill and indefinite-lived intangible assets. We recorded a non-cash $805,000 full impairment of two definite-live intangible assets in one of the reporting units in the Electronic Components Segment due to a decline in estimated discounted cash flows.

In fiscal 2013, we recorded a $2,413,000, non-cash full goodwill impairment charge in one of the reporting units in the Electronic Components Segment due to a decline in estimated discounted cash flows. There was no impairment of the Company’s definite or indefinite-lived intangible assets.

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

Aggressive Use of Our Lighting Product Education Center Capabilities. Our Lighting Product Education Center and i-Zone marketing center capabilities provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics and lighting into a complete corporate visual image program. Our technologically advanced Lighting Product Education Center, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our Vertically Integrated Business Model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing unique customer-oriented products, solutions and technology, and outsource certain non-core processes and product components as necessary.

Sales, Marketing and Customers

Our lighting products (including lighting controls and excluding LED video screens) are sold primarily throughout the United States, but also in Canada, Australia, Latin America, Europe and the Middle East (about 6.5% of total net sales are outside the United States) using a combination of regional sales managers and independent sales representatives exclusively serving either the commercial/industrial or niche markets. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, LED video screens, electronic components, and other products and services sold by operations in the All Other Category are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

Our Lighting Product Education Center and i-Zone marketing center capabilities are important parts of our sales process. The Lighting Product Education Center, unique within the lighting and graphics industry, is a facility that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that our Lighting Product Education Center and i-Zone marketing center capabilities result in the best solution for our customers’ needs.

The Image and i-Zone marketing centers also contain comprehensive indoor and outdoor product display areas that allow our customers to see many of our products and services in one setting. This aids our customers in making quick and effective lighting and graphic design decisions through hands-on product demonstrations and side-by-side comparisons. More importantly, these capabilities allow us to expand our customer’s interest from just a single product into other products and solutions. We believe that our Lighting Product Education Center and i-Zone marketing center capabilities have further enhanced our position as a highly qualified outsourcing partner capable of guiding a customer through image alternatives utilizing our lighting and graphics products and services. We believe this capability distinguishes us from our competitors and will become increasingly beneficial in attracting additional customers.

Manufacturing and Operations

We design, engineer and manufacture substantially all of our lighting and graphics products, in the United States, through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with vendors to outsource certain products and assemblies. LED products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for any of our component parts.

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

We currently operate out of eleven manufacturing facilities and two sales facilities in eight U.S. states and Canada.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $34.0 million and $42.4 million at June 30, 2014 and 2013, respectively. All orders are believed to be shippable or installed within twelve months. The higher amount as of June 30, 2013 relates primarily to an increase of orders in our Lighting and Graphics Segments and to improved on-time delivery as of June 30, 2014.

We have approximately 1,277 full-time employees and 340 agency employees as of June 30, 2014. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a discretionary bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan (for U.S. employees), a non-qualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

Economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, an uncertain macro-economic and political climate, including but not limited to the effects of possible weakness in domestic and foreign financial and credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and uncollectible receivables, and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Price increases or significant shortages of raw materials and components could adversely affect our operating margin.

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 61% and 60% of the cost of sales in 2014 and 2013, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages. Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 30% of our net sales in fiscal year 2014 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in calendar 2013, and initial disclosure requirements in May 2014. We incurred certain costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products. Ongoing compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals are not conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have already implemented or may implement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company has fourteen facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	141,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	LSI Industries sales and engineering office	9,000 sq. ft. (includes 3,000 sq. ft. of office space)	Dallas, TX	Leased

6)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI MidWest Lighting office and manufacturing	137,000 sq. ft. (includes 6,000 sq. ft. of office space)	Kansas City, KS	Owned

8)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space)	Woonsocket, RI	Owned

9)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

10)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Pineville, NC	Owned Leased

11)	LSI Saco Technologies office and manufacturing	13,000 sq. ft. (includes 4,000 sq. ft. of office space)	Montreal, Canada	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

13)	LSI Controls office and manufacturing/assembly	11,000 sq. ft. (includes 5,000 sq. ft. of office space)	Beaverton, OR	Leased

(a)	The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,246,600 square feet) adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Common share information appears in Note 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page F-43 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page F-44 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s policy with respect to dividends is to pay a quarterly cash dividend representing a payout ratio of between 50% and 70% of the then current fiscal year net income forecast. Accordingly, the Board of Directors established an annual cash dividend rate of $0.24 per share beginning with the first quarter of fiscal 2014 consistent with the above dividend policy. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend for fiscal 2015 has yet to be determined and is currently under evaluation.

At August 26, 2014, there were 522 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)

The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/14 to 4/30/14	611	$8.16	611	(1)
5/1/14 to 5/31/14	946	$7.93	946	(1)
6/1/14 to 6/30/14	647	$7.80	647	(1)
Total	2,204	$8.00	2,204	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Non-Qualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2014 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2009 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

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

All of the Company’s $35,000,000 available lines of credit are subject to interest rate fluctuations, should the Company borrow certain amounts on these lines of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, light bulbs, fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. Other than the possibility of industry-wide electronic component supply shortages and the potential shortage in rare earth minerals used in fluorescent lamps, the Company has not experienced any significant supply problems in recent years. Supply shortages of certain electronic components and certain other parts in fiscal 2012 and fiscal 2013 along with shortages in die cast light housings in the fiscal 2014 have caused some production and shipment delays. The Company has dealt with these issues and is currently not experiencing such delays. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2014, the raw material component of cost of goods sold subject to price risk was approximately $143 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases. In fiscal 2014, the company did initiate a 3% to 5% price increase, effective in February 2014. While competitors of the Company’s lighting business have announced similar price increases, the lighting market remains very price competitive. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	F-16

Report of Independent Registered Public Accounting Firm	F-17

Report of Independent Registered Public Accounting Firm	F-18

Consolidated Statements of Operations for the years ended June 30, 2014, 2013, and 2012	F-19

Consolidated Balance Sheets at June 30, 2014 and 2013	F-20

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013, and 2012	F-22

Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013, and 2012	F-23

Notes to Consolidated Financial Statements	F-24

Financial Statement Schedules:

II — Valuation and Qualifying Accounts for the years ended June 30, 2014, 2013, and 2012	F-45

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-16.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 20, 2014, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 20, 2014, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2014.

(c)
Number of securities
	(a)		remaining available
	Number of securities to	(b)	for future issuance
	be issued upon	Weighted average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,677,464	$9.57	686,831
Equity compensation plans not approved by security holders	—	—	—
Total	2,677,464	$9.57	686,831

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2) Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2		Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3		Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

4.1		Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

4.2		Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

10.1		Amended and Restated Loan Agreement between LSI Industries Inc. and PNC Bank, National Association ($30 million; June 19, 2014)

10.2		Loan Agreement between LSI Saco Technologies Inc. and PNC Bank Canada Branch ($5 million; June 19, 2014)

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of July 1, 2012) (incorporated by reference to Exhibit 10.9 to LSI’s Form 10-K filed September 6, 2012).

10.10	*	LSI Industries Inc. 1995 Directors’ Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100038).

10.11	*	LSI Industries Inc. 1995 Stock Option Plan (Amended as of December 6, 2001) (incorporated by reference to Exhibit 10 to LSI’s Form S-8 Registration Statement File No. 333-100039).

10.12	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.13	*	Amended and Restated 2012 Stock Incentive Plan as of August 21, 2013 (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 26, 2013).

10.14	*

Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.15	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 18, 2010) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 24, 2010).

10.16	*	Amended Agreement dated January 25, 2005 with Robert J. Ready (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 27, 2005).

10.17	*	Amended Agreement dated January 25, 2005 with James P. Sferra (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005).

10.18	*	Corporate Officer 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 26, 2013).

10.19	*	Change of Control Policy (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed October 3, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

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

LSI INDUSTRIES INC.

September 10, 2014	BY:	/s/ Robert J. Ready
Date		Robert J. Ready
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

Signature	Title

/s/ Robert J. Ready	Chairman of the Board and Chief Executive
Robert J. Ready Date: September 10, 2014	Officer (Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and
Ronald S. Stowell Date: September10, 2014	Treasurer (Principal Financial and Accounting Officer)

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 10, 2014

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 10, 2014

Director
Dennis B. Meyer
Date: September 10, 2014

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 10, 2014

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 10, 2014

/s/ James P. Sferra	Executive Vice President
James P. Sferra	— Manufacturing, Secretary, and Director
Date: September 10, 2014

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

Net Sales by Business Segment

(In thousands)	2014	2013	2012
Lighting Segment	$227,628	$206,363	$199,610
Graphics Segment	46,166	46,770	42,131
Electronic Components Segment	19,491	20,333	18,515
All Other Category	6,178	7,324	8,146
Total Net Sales	$299,463	$280,790	$268,402

Operating Income (Loss) by Business Segment

(In thousands)	2014	2013	2012
Lighting Segment	$9,788	$10,092	$11,828
Graphics Segment	(2,802)	(1,253)	(1,938)
Electronic Components Segment	2,369	(916)	3,634
All Other Category	(138)	(1,451)	(1,114)
Corporate and Eliminations	(6,899)	(5,842)	(6,079)
Total Operating Income	$2,318	$630	$6,331

Summary Comments

Fiscal 2014 net sales of $299,463,000 increased $18.7 million or 6.7% as compared to fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $21.3 million or 10.3%). Net sales were unfavorably influenced by net sales of the Graphics Segment (down $0.6 million or 1.3%), the Electronic Components Segment (down $0.8 million or 4.1%) and the All Other Category (down $1.1 million or 15.6%).

       Fiscal 2014 operating income of $2,318,000 increased 268% from operating income of $630,000 in fiscal 2013. The $1.7 million increase in operating income was the net result of increased net sales, an increase in gross profit as a percentage of net sales from 21.5% in fiscal 2013 to 21.8% in fiscal 2014, a $1.2 million provision for a reserve against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014, an increase in selling and administrative expenses primarily due to an increase in sales commissions and an increase in research and development expenses, an increase in warranty expense, a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.9 million as further discussed in Note 13) in fiscal 2013 with no comparable reduction of expense in fiscal 2014, and a goodwill impairment expense of $2.4 million in fiscal 2013 with no comparable expense in fiscal 2014 partially offset by an intangible asset impairment expense of $0.8 million in fiscal 2014 with no comparable expense in fiscal 2013.

The Company recorded intangible asset impairment expense in the Electronic Components Segment in fiscal 2014 totaling $805,000. The Company recorded goodwill impairment expense in fiscal 2013 totaling $2,413,000 in the Electronic Components Segment and in fiscal 2012 totaling $258,000 in the Graphics Segment. There was no goodwill impairment expense in fiscal 2014 and there was no intangible asset impairment expense in fiscal 2013 or 2012.

The Company recorded acquisition-related and other professional fees expenses in fiscal 2012, totaling $610,000 ($25,000 of inventory adjustments related to acquisition fair value accounting on the opening balance sheet of LSI Controls (formerly LSI Virticus) and $585,000 of acquisition transaction costs and related expenses for the acquisition of LSI Controls). There were no such similar significant expenses in fiscal 2014 and 2013. See also the section below on Non-GAAP Financial Measures.

  The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
			% change		% change
(In thousands)	FY 2014	FY 2013	(FY 14 vs FY 13)	FY 2012	(FY 13 vs FY 12)

First Quarter	$25,293	$23,809	6.2%	15,842	50.3%
Second Quarter	27,466	18,724	46.7%	20,471	(8.5)%
First Half	52,759	42,533	24.0%	36,313	17.1%
Third Quarter	25,452	18,794	35.4%	17,285	8.7%
Nine Months	78,211	61,327	27.5%	53,598	14.4%
Fourth Quarter	30,210	18,305	65.0%	19,802	(7.6)%
Full Year	$108,421	$79,632	36.2%	73,400	8.5%

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2014 LED net sales of $108,421,000 were up $28.8 million or 36.2% from the same period of the prior year.  The $108,421,000 total LED net sales and the $28.8 million increase are primarily the result of Lighting Segment LED net sales of $104.9 million (up $27.5 million or 35.5%), which is comprised of $99.9 million of light fixtures having solid-state LED technology and $5.0 million related to video screens, Graphics Segment LED net sales of $2.4 million (up $1.1 million or 89.5%), and All Other Category LED net sales of $1.1 million (up $0.2 million or 19.3%).

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

Fiscal 2013 operating income of $630,000 decreased 90% from operating income of $6,331,000 in fiscal 2012. The $5.7 million decrease in operating income was the net result of increased net sales, a decrease in gross profit as a percentage of net sales from 22.5% in fiscal 2012 to 21.5% in fiscal 2013, a $1.2 million provision for a reserve against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2012, an increase in selling and administrative expenses primarily due to the net effect of increase in sales commissions, an increase in benefit and compensation expense, a reduction of the contingent earn-out liability related to the Virticus acquisition ($0.9 million as further discussed in Note 13) in fiscal 2013 with no comparable reduction of expense in fiscal 2012, and an increase in goodwill impairment expense of $2.2 million.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income (loss) for the 2014, 2013 and 2012 fiscal years reported in conformity with accounting principals generally accepted in the United States of America (U.S. GAAP). Adjusted net income and earnings per share, which exclude the impact of the LSI Virticus acquisition transaction costs and related expenses, goodwill and intangible asset impairments, the reversal of the contingent Earn-Out liability, and the adjustment of the New York State tax code change are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to net income for the periods indicated.

	FY 2014			FY 2013			FY 2012
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS

Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$930		$0.04	$(123)		$(0.01)	$3,224		$0.13

Adjustment for the New York State tax code change	362	(1)	0.01

Adjustment for the reversal of a contingent Earn-Out liability, inclusive of income tax effect	—		—	(897	) (3)	(0.04)	—		—

Adjustment for the acquisition transaction costs, related expenses, and acquisition-related fair value inventory adjustments, inclusive of the income tax effect	—		—	—		—	373	(4)	0.02

Adjustment for goodwill and intangible assets impairments, inclusive of the income tax effect	514	(2)	0.02	2,413	(5)	0.10	258	(6)	0.01
Adjusted net income and earnings per share	$1,806		$0.07	$1,393		$0.06	$3,855		$0.16

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1)	n/a

(2)	$291

(3)	$0

(4)	$237

(5)	$0

(6)	$0

Results of Operations

2014 Compared to 2013

Lighting Segment

   (In thousands)

	2014	2013

Net Sales	$227,628	$206,363
Gross Profit	$50,380	$47,381
Operating Income	$9,788	$10,092

Lighting Segment net sales of $227,628,000 in fiscal 2014 increased 10.3% from fiscal 2013 net sales of $206,363,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $99.9 million in fiscal 2014, representing a $28.5 or 40.0% increase from fiscal 2013 net sales of solid-state LED light fixtures of $71.4 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment’s net sales related to LED video screens totaled $5.0 million in fiscal 2014, representing a $1.0 million or 16.6% decrease from fiscal 2013 net sales of $6.0 million.

Gross profit of $50,380,000 in fiscal 2014 increased $3.0 million or 6.3% from fiscal 2013, and decreased from 22.7% to 21.8% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, competitive pricing pressures, a shift in product mix to a greater percentage of light fixtures containing LED solid-state technology, manufacturing inefficiencies due to strong demand of newly introduced LED lighting fixtures, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.2 million), increased freight expense, increased employee compensation and benefits expense ($1.0 million), decreased customer relations expense ($1.1 million), increased warranty expense ($2.4 million), increased supplies expense ($0.5 million), increased repairs and maintenance expense ($0.2 million), increased outside service expense ($0.5 million), and increased utilities expense ($0.2 million).

Selling and administrative expenses of $40,592,000 in fiscal 2014 increased $3.3 million or 8.9% from fiscal 2013 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), increased outside service expense ($0.4 million), decreased bad debt expense ($0.2 million), increased research and development expense ($1.6 million), increased sales commission ($2.7 million), and decreased amortization expense ($1.7 million).

The Lighting Segment fiscal 2014 operating income of $9,788,000 decreased $0.3 million or 3.0% from operating income of $10,092,000 in fiscal 2013.  This decrease of $0.3 million was primarily the net result of increased net sales, a lower gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

   (In thousands)

	2014	2013

Net Sales	$46,166	$46,770
Gross Profit	$6,568	$7,597
Operating (Loss)	$(2,802)	$(1,253)

Graphics Segment net sales of $46,166,000 in fiscal 2014 decreased 1.3% from fiscal 2013 net sales of $46,770,000.  The $0.6 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($9.7 million net increase), two grocery retailers ($10.2 million decrease), two national drug store retailers ($2.4 million increase), two quick-service restaurant chains ($1.6 million increase), several retail chains ($1.9 million decrease), one banking customer ($0.8 million increase), and changes in volume or completion of several other smaller graphics programs in various markets ($3.0 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $2.4 million in fiscal 2014, representing a $1.1 million increase from fiscal 2013 net sales of $1.3 million. Customer spending continued to remain soft and contributed to the operating losses in the Graphics Segment.

Gross profit of $6,568,000 in fiscal 2014 decreased $1.0 million or 13.5% from fiscal 2013, and decreased from 15.6% to 14.0% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The change in the amount of gross profit is due to the net effect of decreased net sales, lower gross profit margins on product sales, and the write-down of certain inventory to lower of cost or market ($0.1 million), partially offset by improved gross margin as a percentage of sales on installation sales, decreased freight costs as a percentage of sales, decreased benefits and compensation ($0.2 million), decreased warranty costs ($0.3 million), decreased customer relations expense ($0.2 million), decreased supplies expense ($0.2 million), and decreased outside service expense ($0.1 million).

Selling and administrative expenses of $9,370,000 in fiscal 2014 increased $0.5 million or 5.9% from fiscal 2013 primarily as a result of increased benefits and compensation expense ($0.5 million).

The Graphics Segment fiscal 2014 operating loss of $(2,802,000) increased $1.5 million from the operating loss of $(1,253,000) in 2013 and is the net result of decreased net sales, decreased gross margin, and increased selling and administrative expenses.

Electronic Components Segment

   (In thousands)

	2014	2013

Net Sales	$19,491	$20,333
Gross Profit	$7,220	$5,318
Operating Income (Loss)	$2,369	$(916)

Electronic Components Segment net sales of $19,491,000 in fiscal 2014 decreased 4.1% from fiscal 2013 net sales of $20,333,000. The $0.8 million decrease in Electronic Components Segment net sales is primarily the net result of a $0.3 million decrease in sales to the telecommunications market, a $0.4 million increase in sales to the transportation market, a $0.2 million decrease in sales to original equipment manufacturers, a $0.2 million increase in sales to the medical markets, and a $0.7 million decrease in sales to various other markets. In addition to the Segment’s decrease in customer sales, its inter-segment sales increased 29.0% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $7,220,000 in fiscal 2014 increased $1.9 million or 35.8% from fiscal 2013, and increased from 11.3% to 13.4% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $1.9 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment sales, increased employee compensation and benefit expense ($0.9 million), decreased outside service expense ($0.3 million), decreased warranty expense ($0.4 million), and decreased customer relations expense ($0.1 million).

Selling and administrative expenses of $4,046,000 in fiscal 2014 increased $0.2 million or 5.9% from fiscal 2013 as the result of increased research and development expense related to lighting controls ($0.4 million), and decreased outside service expense ($0.1 million). In fiscal 2014, the Electronic Components Segment recorded an intangible asset impairment expense of $0.8 million with no comparable intangible asset impairment expense in fiscal 2013. In fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.4 million with no comparable goodwill impairment expense in fiscal 2014.

The Electronic Components Segment fiscal 2014 operating income of $2,369,000 is an improvement from the $(916,000) operating loss in fiscal 2013.  The $3.3 million increase from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of decreased net customer sales, increased intersegment sales, increased gross profit, increased selling and administrative expenses and a goodwill impairment charge of $2.4 million in fiscal 2013 with no comparable goodwill impairment expense in fiscal 2013 partially offset with a $0.8 million intangible asset impairment expense in fiscal 2014 with no comparable intangible asset impairment expense in fiscal 2013.

All Other Category

   (In thousands)

	2014	2013

Net Sales	$6,178	$7,324
Gross Profit	$1,701	$613
Operating (Loss)	$(138)	$(1,451)

All Other Category net sales of $6,178,000 in fiscal 2014 decreased $1.1 million or 15.6% from fiscal 2013 net sales of $7,324,000.  The $1.1 million decrease in the All Other Category net sales is primarily the net result of net decreased sales of menu board systems ($1.8 million), increased project management net sales ($0.2 million), and increased net sales of LED video screen and specialty LED lighting sales to the Entertainment and other markets ($0.4 million). Inter-segment sales increased 3.7% mostly due to LSI Adapt providing intercompany project management support.

Gross profit of $1,701,000 in fiscal 2014 increased $1.1 million or 177% from fiscal 2013. The $1.1 million increase in gross profit is the net result of decreased net customer sales, a change in the mix of product and services sold to a more profitable mix, increased inter-segment sales, and an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014.

Selling and administrative expenses of $1,839,000 in fiscal 2014 decreased $0.2 million or 10.9% as compared to the same period of the prior year.  The decrease in selling and administrative expense is primarily the result of decreased research and development expense ($0.1 million).

The All Other Category fiscal 2014 operating loss of $(138,000) compares to an operating loss of $(1,451,000) in fiscal 2013.  This $1.3 million decrease in operating loss was the net result of decreased net sales, an increase in gross profit most notably impacted by a decrease in obsolete inventory reserves, and decreased selling and administrative expenses.

Corporate and Eliminations

   (In thousands)

	2014	2013

Gross Profit	$(571)	$(499)
Operating (Loss)	$(6,899)	$(5,842)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $6,328,000 in fiscal 2014 increased $1.0 million or 18.4% from fiscal 2013. The increase in expense is the net result of decreased employee compensation and benefit expense ($0.2 million), increased depreciation expense ($0.5 million), increased repairs and maintenance expense ($0.1 million), increased outside service expense ($0.5 million), and a reduction of the contingent Earn-Out liability related to the Virticus acquisition in fiscal 2013 with no comparable reduction of expense in fiscal 2014 ($0.9 million).

Consolidated Results

The Company reported net interest expense of $51,000 in fiscal 2014 as compared to net interest expense of $15,000 in fiscal 2013.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in the net interest expense amounts in both fiscal 2014 and 2013. The major factor that contributed to the increase in net interest expense from fiscal 2013 to fiscal 2014 was related to the fiscal 2013 reduction of the accrued interest expense related to the reduction of the contingent earn-out liability associated with the Virticus acquisition, with no comparable reduction of accrued interest expense in fiscal 2014.

The $1,337,000 income tax expense in fiscal 2014 represents a consolidated effective tax rate of 59.0%.  This is the net result of an income tax rate of 44.5% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position. The $738,000 income tax expense in fiscal 2013 represents consolidated tax expense related to a pre-tax profit of $630,000.  The relationship between tax expense which is greater than pre-tax profit is the net result of an income tax rate of 33.6% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income (most notably the $2.4 million goodwill impairment), by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and most notably by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $930,000 in fiscal 2014 as compared to a net loss of $(123,000) in fiscal 2013.  The increase from a net loss in fiscal 2013 to net income in fiscal 2014 is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the net effect of decreased goodwill impairment partially offset by increased intangible asset impairment expense, and increased income tax expense.   Diluted income per share was $0.04 in fiscal 2014 as compared to a diluted loss per share of $(0.01) in fiscal 2013. The weighted average common shares outstanding for purposes of computing the diluted loss per share in fiscal 2014 were 24,546,000 shares as compared to 24,313,000 shares when computing earnings per share in fiscal 2013.

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

Graphics Segment net sales of $46,770,000 in fiscal 2013 increased 11.0% from fiscal 2012 net sales of $42,131,000.  The $4.6 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.9 million net decrease), two grocery retailers ($6.7 million increase), two national drug store retailers ($2.5 million decrease), two quick-service restaurant chains ($1.5 million decrease), several retail chains ($1.7 million increases) and changes in volume or completion of several other smaller graphics programs ($1.1 million increase). Sales of graphics products and services to the petroleum / convenience store market represented 39% and 37% of Graphics Segment net sales in fiscal years 2013 and 2012, respectively.  Graphics Segment net sales of graphics to this, the Company’s largest niche market, were up 15.3% from fiscal 2012 to $18,063,000.  The petroleum / convenience store market has been, and will continue to be, a very important niche market for the Company.  The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.3 million in fiscal 2013 compared to $1.0 million in fiscal 2012.

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

Selling and administrative expenses of $8,850,000 in fiscal 2013 increased $0.4 million or 4.8% from fiscal 2012 primarily as a result of increased benefits and compensation expense ($0.4 million) and increased outside services ($0.1 million). In fiscal 2012, the Graphics Segment recorded a goodwill impairment expense of $0.3 million with no comparable expense in fiscal 2013.

The Graphics Segment fiscal 2013 operating loss of $(1,253,000) improved $0.7 million from the operating loss of $(1,938,000) in fiscal 2012 and is the net result of increased sales, increased gross margin, increased selling and administrative expenses, and a goodwill impairment charge in fiscal 2012 with no comparable expense in fiscal 2013.

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

Gross profit of $5,318,000 in fiscal 2013 decreased $0.5 million or 8.5% from fiscal 2012, and decreased from 14.3% to 11.3% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.5 million decrease in amount of gross profit is due to the net effect of increased customer net sales, the effect of increased inter-segment sales on the gross profit margin percentage, competitive pricing pressures, increased material costs, increased employee compensation and benefit expense ($0.6 million), increased supplies ($0.2 million), increased outside service expense ($0.4 million), increased rent expense ($0.1 million), and a net increase in warranty expense ($0.2 million). The largest impact affecting the drop in gross profit is LSI Controls (formerly LSI Virticus). Current sales of lighting controls have not been enough to cover fixed overhead expenses. Besides traditional manufacturing expenses, the company also incurred warranty charges of $0.3 million related to the first generation control systems.

Selling and administrative expenses of $3,821,000 in fiscal 2013 increased $1.6 million or 75.2% from fiscal 2012 primarily as the result of increased employee compensation and benefits expense ($0.3 million), increased research and development expense related to lighting controls ($0.7 million), increased amortization expense ($0.1 million), and increased outside service expense ($0.2 million). The Company’s lighting controls business is contributing to most of the increase in selling and administrative expenses with a full fiscal year of expenses in fiscal 2013 compared to approximately three months of expense recorded in fiscal 2012. In fiscal 2013, the Electronic Components Segment recorded a goodwill impairment expense of $2.4 million with no comparable expense in fiscal 2012.

The Electronic Components Segment fiscal 2013 operating loss of $(916,000) decreased $4.6 million from operating income of $3,634,000 in fiscal 2012.  The $4.6 million decrease from operating income in fiscal 2012 to an operating loss in fiscal 2013 was the net result of increased net sales, decreased gross profit (mostly due to the Company’s lighting controls business, LSI Controls), increased selling and administrative expenses (most notably the increase in research and development costs associated with LSI Controls, as the Company invested in new product offerings), and a goodwill impairment charge of $2.4 million in fiscal 2013 with no comparable expense in fiscal 2012.

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

Consolidated Results

The Company reported net interest expense of $15,000 in fiscal 2013 as compared to net interest expense of $140,000 in fiscal 2012.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in the net interest expense amounts in both fiscal 2013 and 2012. The primary reasons for the drop in net interest expense from fiscal 2012 to fiscal 2013 can be attributed to the payoff of a mortgage in fiscal 2012 for which there was no corresponding mortgage interest expense in fiscal 2013 and the reversal in fiscal 2013 of the accrued interest expenses associated with the Earn-Out liability.

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

At June 30, 2014, the Company had working capital of $76.8 million, compared to $76.7 million at June 30, 2013.  The ratio of current assets to current liabilities was 3.62 to 1 as compared to a ratio of 3.93 to 1 at June 30, 2013.  The $0.1 million increase in working capital from June 30, 2013 to June 30, 2014 was primarily related to the net effect of increased cash and cash equivalents ($1.1 million), increased accounts payable ($1.2 million), increased accrued expenses ($1.9 million), decreased net accounts receivable ($3.2 million), increased net inventory ($3.3 million), increased other current assets ($1.5 million), and increased refundable income tax ($0.5 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $11.6 million of cash from operating activities in fiscal 2014 as compared to cash from operating activities of $8.9 million in fiscal 2013. This $2.7 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in accounts receivable (favorable change of $5.1 million), a greater increase in inventories (unfavorable change of $1.0 million), a smaller increase in refundable income tax (favorable change of $0.7 million), a net profit in fiscal 2014 compared to a net loss in fiscal 2013 (favorable change of $1.1 million), a decrease in goodwill and intangible asset impairment expense (unfavorable change of $1.6 million), less of an increase in accrued expenses and other (unfavorable change of $1.4 million), a decrease in obsolete inventory expense (unfavorable change of $1.5 million), a decrease in the Earn-Out liability adjustment in fiscal 2013 with no adjustment in fiscal 2014 (favorable change of $0.9 million), and a reduction in depreciation and amortization expense (unfavorable change of $1.0 million).

Net accounts receivable were $42.8 million and $46.0 million at June 30, 2014 and 2013, respectively.  The decrease of $3.2 million in net receivables is primarily due to the net effect of a higher amount of net sales in the fourth quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, more than offset by a lower days sales outstanding (DSO).  The DSO decreased to 50 days at June 30, 2014 from 60 days at June 30, 2013. In particular, a $4.7 million payment was received from a single customer in early July 2013, beyond agreed to payment terms. Had this payment been received prior to the end of fiscal 2013, DSO would have been 53 days as of June 2013 and the accounts receivable balance as of June 30, 2013 would have been lower than the June 30, 2014 account receivable balance. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories at June 30, 2014 increased $3.3 million from June 30, 2013 levels. The increase of $3.3 million is the result of an increase in gross inventory of $2.5 million and by a decrease in inventory obsolescence reserves of $0.8 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in fiscal 2014 in the Lighting Segment of approximately $3.0 million, in the Graphics Segment of approximately $0.2 million, and in the Electronic Segment of approximately $0.4 million. Inventory decreased in the All Other Category approximately $0.3 million.

Cash provided from operations and borrowing capacity under two lines of credit are the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit for its U.S. operations and an unsecured $5 million revolving line of credit for its Canadian operation. As of August 22, 2014, there were no borrowings against either line of credit. Both lines of credit expire in the third quarter of fiscal 2017. The Company believes that $35 million total lines of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2015 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

             The Company used $5.0 million of cash related to investing activities in fiscal 2014 as compared to a use of $7.5 million in the prior year, resulting in a favorable change of $2.5 million.  Capital expenditures for fiscal 2014 decreased $2.3 million to $5.2 million from fiscal 2013. The primary change in capital expenditures between years relates to an upgrade of the Company’s ERP software in fiscal 2013 with no comparable capital expenditure in fiscal 2014. Other than the upgrade to the Company’s ERP software, capital spending in both periods is primarily for tooling and equipment. There was also a favorable change in the proceeds from the sale of equipment of $0.2 million.

The Company used $5.5 million of cash related to financing activities in fiscal 2014 as compared to a use of cash of $8.6 million in fiscal 2013, resulting in a favorable change of $3.1 million.  The change between years is primarily attributed to decreased dividend payments (favorable change of $2.9 million), mostly due to an additional cash dividend payment of $0.12 per share paid in December 2012 with no similar additional dividend payment in fiscal 2014. There was also an increase in the exercise of stock options (favorable change of $0.2 million).

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2014 (a)	Total	1 year	years	years	5 years

Acquisition Contingent Earn-Out Obligations (b)	$--	$--	$--	$--	$--

Operating Lease Obligations	4,784	1,406	2,293	1,085	--
Purchase Obligations	31,089	30,797	193	82	17
Total Contractual Obligations	$35,873	$32,203	$2,486	$1,167	$17

(a)	The liability for uncertain tax positions of $1.0 million is not included due to the uncertainty of timing of payments.

(b)	Refer to Note 13 — Commitments and Contingencies, for an explanation as to the elimination of the Earn-Out liability.

Cash Dividends

On August 20, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share (approximately $1,442,000) payable September 9, 2014 to shareholders of record on September 2, 2013. The Company’s cash dividend policy is that the indicated annual dividend rate will be set between 50% and 70% of the expected net income for the current fiscal year. Consideration will also be given by the Board to declare a special cash or stock dividend. The declaration and amount of any cash and stock dividends will be determined by the Company’s Board of Directors, in its discretion, based upon its evaluation of earnings, cash flow, capital requirements and future business developments and opportunities, including acquisitions. The Company’s indicated annual rate for payment of a cash dividend for fiscal 2015 has yet to be determined and is currently under evaluation.

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

The Company operates in multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The Internal Revenue Service and other tax authorities routinely review the Company’s tax returns.  These audits can involve complex issues which may require an extended period of time to resolve.  In management’s opinion, an adequate provision has been made for potential adjustments arising from these examinations.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company has reviewed the impact of the final regulations and the anticipated impact to the financial statements is immaterial.

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

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized over a point in time, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018. The Company has not yet determined the impact the amended guidance will have on its financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2014, based on the criteria set forth in “the 1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2014. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Robert J. Ready
President and Chief Executive Officer
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated September 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 10, 2014

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2014, 2013, and 2012

(In thousands, except per share data)

	2014	2013	2012

Net sales	$299,463	$280,790	$268,402

Cost of products and services sold	234,165	220,380	208,089

Gross profit	65,298	60,410	60,313

Selling and administrative expenses	62,175	57,367	53,724

Goodwill and intangible asset impairments	805	2,413	258

Operating income	2,318	630	6,331

Interest (income)	(17)	(47)	(25)

Interest expense	68	62	165

Income before income taxes	2,267	615	6,191

Income tax expense	1,337	738	2,967

Net income (loss)	$930	$(123)	$3,224

Earnings (loss) per common share (see Note 3)

Basic	$0.04	$(0.01)	$0.13

Diluted	$0.04	$(0.01)	$0.13

Weighted average common shares outstanding

Basic	24,388	24,313	24,298

Diluted	24,546	24,313	24,352

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

(In thousands, except shares)

	2014	2013

ASSETS

Current Assets

Cash and cash equivalents	$9,013	$7,949

Accounts and notes receivable, less allowance for doubtful accounts of $294 and $346, respectively	42,753	45,991

Inventories	45,408	42,093

Refundable income taxes	1,973	1,435

Asset held for sale	611	--

Prepaid and other current assets	6,319	5,445

Total current assets	106,077	102,913

Property, Plant and Equipment, at cost
Land	6,918	7,015
Buildings	37,027	37,889
Machinery and equipment	75,533	71,535
Construction in progress	221	3,464
	119,699	119,903
Less accumulated depreciation	(75,417)	(74,553)
Net property, plant and equipment	44,282	45,350

Goodwill	10,508	10,508

Other Intangible Assets, net	7,227	8,579

Other Long-Term Assets, net	1,794	1,829

Total assets	$169,888	$169,179

The accompanying notes are an
integral part of these financial statements.

	2014	2013

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,658	$12,429
Accrued expenses	15,631	13,781

Total current liabilities	29,289	26,210

Other Long-Term Liabilities	2,187	1,279

Commitments and contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,122,284 and 24,057,266 shares, respectively	104,064	102,492
Retained earnings	34,348	39,198

Total shareholders’ equity	138,412	141,690

Total liabilities & shareholders’ equity	$169,888	$169,179

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2014, 2013, and 2012

(In thousands, except per share data)

	Common Shares
	Number of		Retained
	Shares	Amount	Earnings	Total

Balance at June 30, 2011	24,047	$100,944	$50,274	$151,218

Net income	—	—	3,224	3,224
Stock compensation awards	7	48	—	48
Purchase of treasury shares, net	(21)	(141)	—	(141)
Deferred stock compensation	—	124	—	124
Stock option expense	—	410	—	410
Stock options exercised, net	3	14	—	14
Dividends — $0.23 per share	—	—	(5,529)	(5,529)

Balance at June 30, 2012	24,036	101,399	47,969	149,368

Net (loss)	—	—	(123)	(123)
Stock compensation awards	8	57	—	57
Purchase of treasury shares, net	(22)	(150)	—	(150)
Deferred stock compensation	—	169	—	169
Stock option expense	—	842	—	842
Stock options exercised, net	35	175	—	175
Dividends — $0.36 per share	—	—	(8,648)	(8,648)

Balance at June 30, 2013	24,057	102,492	39,198	141,690

Net income	—	—	930	930
Stock compensation awards	23	193	—	193
Purchase of treasury shares, net	(19)	(124)	—	(124)
Deferred stock compensation	—	99	—	99
Stock option expense	—	1,005	—	1,005
Stock options exercised, net	61	399	—	399
Dividends — $0.24 per share	—	—	(5,780)	(5,780)

Balance at June 30, 2014	24,122	$104,064	$34,348	$138,412

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$930	$(123)	$3,224

Non-cash items included in net income (loss)
Depreciation and amortization	6,226	7,197	7,805
Goodwill and intangible asset impairment	805	2,413	258
Earn-out liability adjustment	—	(897)	—
Deferred income taxes	856	263	309
Deferred compensation plan	99	169	124
Stock option expense	1,005	842	410
Issuance of common shares as compensation	193	57	48
Loss on disposition of fixed assets	36	7	18
Allowance for doubtful accounts	6	269	360
Inventory obsolescence reserve	1,464	2,957	1,453

Change in certain assets and liabilities, net of acquisitions
Accounts and notes receivable	3,232	(1,848)	205
Inventories	(4,779)	(3,774)	7,784
Refundable income taxes	(538)	(1,208)	1,568
Accounts payable	1,229	917	1,722
Accrued expenses and other	269	1,644	(1,299)
Customer prepayments	526	(35)	371

Net cash flows provided by operating activities	11,559	8,850	24,360

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(5,245)	(7,571)	(3,436)
Proceeds from sale of fixed assets	255	38	3
Acquisition of businesses, net of cash received	—	—	(2,973)

Net cash flows (used in) investing activities	(4,990)	(7,533)	(6,406)

Cash Flows From Financing Activities
Payment of long-term debt	—	—	(1,099)
Cash dividends paid	(5,780)	(8,648)	(5,529)
Purchase of treasury shares	(188)	(175)	(154)
Issuance of treasury shares	64	25	13
Exercise of stock options	399	175	14

Net cash flows (used in) financing activities	(5,505)	(8,623)	(6,755)

Increase (decrease) in cash and cash equivalents	1,064	(7,306)	11,199

Cash and cash equivalents at beginning of year	7,949	15,255	4,056

Cash and cash equivalents at end of year	$9,013	$7,949	$15,255

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2014	2013

Accounts receivable	$43,047	$46,337
less Allowance for doubtful accounts	(294)	(346)
Accounts receivable, net	$42,753	$45,991

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States and Canada.  The balances at financial institutions in Canada are not covered by insurance.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2014 and June 30, 2013, the Company had bank balances of $12,367,000 and $11,145,000, respectively, without insurance coverage. Of these amounts, $741,000 and $613,000 were held in foreign bank accounts as of June 30, 2014 and June 30, 2013, respectively.

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

Property, Plant and Equipment and Related Depreciation:

Property, plant and equipment are stated at cost.  Major additions and betterments are capitalized while maintenance and repairs are expensed.  For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings (in years)	28 - 40
Machinery and equipment (in years)	3 - 10
Computer software (in years)	3 -8

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

The company is in the process of selling one of two buildings at its Woonsocket, Rhode Island operation, which is included in the Graphics Segment. The sale of this property is the result of the consolidation of the operations into the remaining facility in order to eliminate redundancies and improve manufacturing efficiencies. The sale of the building is expected to be complete in the first quarter of fiscal 2015. The selling price of the building is in excess of its carrying value. The asset held for sale is separately disclosed on the balance sheet.

The Company recorded $5,411,000, $4,702,000 and $5,174,000 of depreciation expense in the years ended June 30, 2014, 2013 and 2012, respectively.

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between five and twenty years.  The Company evaluates definite-lived intangible assets for permanent impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 6.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2014	June 30, 2013

Balance at beginning of the period	$1,424	$1,121
Additions charged to expense	3,816	2,134
Deductions for repairs and replacements	(2,578)	(1,831)
Balance at end of the period	$2,662	$1,424

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,961,000 in 2014, $1,932,000 in 2013, and $960,000 in 2012. Effective July 1, 2012, the Company increased the employer contribution percentage from 2% to 4%.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $8,226,000, $6,480,000 and $5,511,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Advertising Expense:

The Company recorded $322,000, $280,000, and $328,000 of advertising expense in 2014, 2013 and 2012, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 462,000 shares in fiscal 2014, 356,000 shares in fiscal 2013, and 316,000 shares in fiscal 2012.  See further discussion in Note 3.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company has reviewed the impact of the final regulations and the anticipated impact to the financial statements is immaterial.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized over a point in time, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018. The Company has not yet determined the impact the amended guidance will have on its financial statements.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income (loss). The functional currency of the Company’s Canadian operation is the U.S. dollar.

Subsequent Events:

On August 22, 2014, the Company signed a non-binding letter of intent to sell the stock of its wholly-owned subsidiary LSI Saco Technologies, located in Montreal, Canada. It is likely a loss will be recognized on the sale, but the actual amount of the loss will not be known until the sale is complete. The loss on the sale is expected to be between $500,000 and $1,000,000. The $5 million unsecured revolving line of credit for this Canadian operation (See Note 7) will be terminated once the sale is complete. The Company anticipates the sale to be completed in the first or second quarter of fiscal 2015.

The assets and liabilities of LSI Saco are comprised of the following at June 30, 2014 and 2013:

	June 30,	June 30,
Amounts in thousands	2014	2013

Cash	$741	$613
Accounts Receivable (net)	860	996
Inventory (net)	342	697
Other Current Assets	105	468
PP&E (net)	187	329
Intangible Assets	622	674
Other Long-Term Asset	3	7
Total Assets	$2,860	$3,784

Accounts Payable and Accrued Expenses	$195	$319
Total Liabilities	$195	$319

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No other items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation within the cash flows from operating activities section of the statement of cash flows. These reclassifications have no impact on net income, earnings per share, or total operating cash flows.

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

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in various applications including the control of solid-state LED lighting and metal halide lighting.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Controls (formerly LSI Virticus). LSI ADL Technology sells electronic circuit boards, assemblies and sub-assemblies directly to customers and also has significant inter-segment sales to the Lighting Segment. LSI Controls sells lighting control systems directly to customers and to the Lighting Segment. Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.

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

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. In fiscal 2013 and fiscal 2012, all stock option expense was reported in Corporate and Eliminations. In fiscal 2014, stock option expense was reported in each segment to match with compensation and benefit expense. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2014, 2013 and 2012. The Company had a concentration of receivables with Ahold USA totaling $5.3 million or 11.6% of total net accounts receivable as of June 30, 2013. There was no concentration of accounts receivable at June 30, 2014 or 2012.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2014, June 30, 2013, June 30, 2012:

(In thousands)	2014	2013	2012
Net Sales:
Lighting Segment	$227,628	$206,363	$199,610
Graphics Segment	46,166	46,770	42,131
Electronic Components Segment	19,491	20,333	18,515
All Other Category	6,178	7,324	8,146
Total Net Sales	$299,463	$280,790	$268,402

Operating Income (Loss):
Lighting Segment	$9,788	$10,092	$11,828
Graphics Segment	(2,802)	(1,253)	(1,938)
Electronic Components Segment	2,369	(916)	3,634
All Other Category	(138)	(1,451)	(1,114)
Corporate and Eliminations	(6,899)	(5,842)	(6,079)
Total Operating Income	$2,318	$630	$6,331

Capital Expenditures:
Lighting Segment	$3,294	$2,081	$1,606
Graphics Segment	461	350	576
Electronic Components Segment	726	1,528	558
All Other Category	20	115	182
Corporate and Eliminations	744	3,497	514
Total Capital Expenditures	$5,245	$7,571	$3,436

Depreciation and Amortization:
Lighting Segment	$2,845	$4,434	$4,953
Graphics Segment	940	896	884
Electronic Components Segment	1,497	1,357	1,130
All Other Category	171	191	223
Corporate and Eliminations	773	319	615
Total Depreciation and Amortization	$6,226	$7,197	$7,805

	June 30,	June 30,
	2014	2013
Identifiable Assets:
Lighting Segment	$96,499	$90,536
Graphics Segment	22,312	28,792
Electronic Components Segment	30,788	30,926
All Other Category	4,987	6,361
Corporate and Eliminations	15,302	12,564
Total Identifiable Assets	$169,888	$169,179

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2014	2013	2012

Lighting Segment intersegment net sales	$3,534	$2,746	$2,457

Graphics Segment intersegment net sales	$843	$1,854	$1,581

Electronic Components intersegment net sales	$34,238	$26,522	$22,019

All Other Category intersegment net sales	$6,957	$6,710	$5,805

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The majority of the Company’s operations are in the United States, with one operation in Canada. The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2014	2013	2012
Net Sales (a):
United States	$298,089	$279,818	$266,590
Canada	1,374	972	1,812
Total Net Sales	$299,463	$280,790	$268,402

	June 30,	June 30,	June 30,
	2014	2013	2012
Long-Lived Assets (b):
United States	$45,886	$46,843	$44,286
Canada	190	336	322
Total Long-Lived Assets	$46,076	$47,179	$44,608

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2014	2013	2012
BASIC EARNINGS PER SHARE

Net income (loss)	$930	$(123)	$3,224

Weighted average shares outstanding during the period, net of treasury shares (a)	24,084	24,029	24,036
Weighted average shares outstanding in the Deferred Compensation Plan during the period	304	284	262

Weighted average shares outstanding	24,388	24,313	24,298

Basic earnings (loss) per share	$0.04	$(0.01)	$0.13

DILUTED EARNINGS PER SHARE

Net income (loss)	$930	$(123)	$3,224

Weighted average shares outstanding

Basic	24,388	24,313	24,298

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	158	—	54

Weighted average shares outstanding (c)	24,546	24,313	24,352

Diluted earnings (loss) per share	$0.04	$(0.01)	$0.13

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,974,775 common shares, 2,027,450 common shares, and 1,782,868 common shares at June 30, 2014, 2013, and 2012, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2014	2013

Inventories:
Raw materials	$30,278	$28,113
Work-in-process	5,393	4,959
Finished goods	9,737	9,021
Total Inventories	$45,408	$42,093

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2014	2013

Accrued Expenses:
Compensation and benefits	$7,134	$8,023
Customer prepayments	1,473	947
Accrued sales commissions	1,814	1,595
Accrued warranty	2,662	1,424
Other accrued expenses	2,548	1,792
Total Accrued Expenses	$15,631	$13,781

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

The Company performed an interim goodwill impairment test as of December 31, 2012 on LSI Controls (formerly LSI Virticus), one of its reporting units that contain goodwill. LSI Controls was acquired March 19, 2012 and is part of the Electronic Components Segment. The reduction of the sales forecast that was originally used to value the Earn-Out liability related to the LSI Controls acquisition and which ultimately led to an adjustment to the Earn-Out liability in the second quarter of fiscal 2013 (see Note 13), led management to conclude that an interim goodwill impairment test was required on the LSI Controls reporting unit. As a result of the test, it was determined that goodwill associated with this reporting unit was impaired. Of the original goodwill of $2,413,000, it was determined that $2,141,000 or 89% of the original goodwill value was impaired. (As part of the annual goodwill test performed as of March 1, 2013, the remaining $272,000 of goodwill associated with LSI Controls was found to be fully impaired.) A similar test was not performed on the three other reporting units that contain goodwill because the triggering events that indicate the potential impairment of goodwill did not exist.

As of March 1, 2013, the Company performed its annual goodwill impairment test on the four reporting units that contain goodwill. The goodwill impairment test of one of the reporting units in the Electronic Components Segment that contains goodwill passed with an estimated business enterprise value that was $10.5 million or 42% above the carrying value of this reporting unit. The goodwill impairment test of a reporting unit in the All Other Category passed with an estimated business enterprise value that was $2.1 million or 182% above the carrying value of the reporting unit. The goodwill impairment test of a reporting unit in the Lighting Segment passed with a margin in excess of $8.5 million or 10% above its carrying value. The fourth reporting unit that contains goodwill that is also in the Electronic Components Segment, LSI Controls, was found to be fully impaired. It was this same reporting unit that incurred an impairment loss of $2,141,000, or 89% of the original goodwill value, as of December 31, 2012. The remaining $272,000 of goodwill associated with LSI Controls was found to be fully impaired, primarily as a result of a decline in the discounted cash flows related to this reporting unit.

As of March 1, 2014, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of one of the reporting units in the Electronic Components Segment that contains goodwill passed with an estimated business enterprise value that was $18.2 million or 71% above the carrying value of this reporting unit. The goodwill impairment test of a reporting unit in the All Other Category passed with an estimated business enterprise value that was $2.5 million or 453% above the carrying value of the reporting unit. The goodwill impairment test of a reporting unit in the Lighting Segment passed with a business enterprise value that was $2.5 million or 3% above its carrying value.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)			Electronic
	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2013
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)

Goodwill, net as of June 30, 2013	$135	$--	$9,208	$1,165	$10,508

Balance as of June 30, 2014
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2014	$135	$--	$9,208	$1,165	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2013 and 2014 and determined there was no impairment. As of June 30, 2014, the Company performed an impairment test on two definite-lived intangible assets at the LSI Controls reporting unit (formerly LSI Virticus) in the Electronic Components Segment. The triggering event for this impairment analysis was the shortfall in lighting control sales relative to forecast. The income (discounted cash flow) approach was used to determine the fair market value of the intangible assets. As a result of the analysis, it was determined that two definite-lived intangible assets were fully impaired, totaling $805,000 of impairment expense.

In the first quarter of fiscal 2014, the Company purchased intellectual property related to certain lighting control systems. The cost of this intellectual property was $268,000 and it is being amortized over a nine year period.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2014
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,412	$2,940
Patents	338	84	254
LED technology firmware, software	11,228	10,832	396
Trade name	460	454	6
Non-compete agreements	710	501	209
Total Amortized Intangible Assets	23,088	19,283	3,805

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,510	$19,283	$7,227

	June 30, 2013
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,068	$3,284
Patents	70	55	15
LED technology firmware, software	12,361	10,958	1,403
Trade name	460	362	98
Non-compete agreements	948	591	357
Total Amortized Intangible Assets	24,191	19,034	5,157

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$27,613	$19,034	$8,579

	Amortization Expense of Other Intangible Assets
(In thousands)	2014	2013	2012

Amortization Expense	$815	$2,495	$2,631

The Company expects to record amortization expense as follows:

(In thousands)

2015	$564
2016	$557
2017	$460
2018	$452
2019	$452
After 2019	$1,320

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

In April 2014, the Company renewed its unsecured revolving credit line placing both the $30 million unsecured revolving line of credit for its U.S. operations and the $5 million unsecured revolving line of credit for its Canadian operations under one bank. The lines of credit expire in the third quarter of fiscal 2017. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of both the $30 million and $5 million committed lines of credit is 15 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against either line of credit as of June 30, 2014.

The Company is in compliance with all of its loan covenants as of June 30, 2014.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5,780,000, $8,648,000 and $5,529,000 in fiscal years 2014, 2013 and 2012, respectively.  In August 2014, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable September 9, 2014 to shareholders of record September 2, 2014.

NOTE 9 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 686,831 shares, all of which were available for future grant or award as of June 30, 2014.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of June 30, 2014, a total of 2,677,464 options for common shares were outstanding from this plan as well as one previous stock option plan (which had also been approved by shareholders), and of these, a total of 1,874,326 options for common shares were vested and exercisable.  As of June 30, 2014, the approximate unvested stock option expense that will be recorded as expense in future periods is $614,781.  The weighted average time over which this expense will be recorded is approximately 30 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2014	2013	2012

Dividend yield	3.3%	3.6%	3.1%
Expected volatility	53%	51%	55%
Risk-free interest rate	1.7%	0.6%	1.0%
Expected life (in years)	5.5	4.7	4.7

At June 30, 2014, the 436,000 options granted to employees during fiscal 2014 had exercise prices ranging from of $7.20 to $8.44 per share, fair values ranging from $2.64 to $3.64 per share, and remaining contractual lives of between nine years two months and nine years six months.

At June 30, 2013, the 414,750 options granted during fiscal 2013 to both employees and non-employee directors had exercise prices ranging from $6.28 to $6.58 per share, fair values ranging from $2.00 to $2.11 per share, and remaining contractual lives of between nine years two months and nine years five months.

At June 30, 2012, the 36,000 options granted during fiscal 2012 to both employees and non-employee directors had exercise prices ranging from $6.68 to $7.22 per share, fair values ranging from $2.45 to $2.60 per share, and remaining contractual lives of between nine years five months and nine years eight months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.0% forfeiture rate effective April 1, 2014. Previous estimated forfeiture rates were 2.1% effective January 1, 2014, 2.2% effective July 1, 2013, 2.3% effective January 1, 2013, 3.4% effective October 1, 2012, 4.1% effective April 1, 2012, 3.6% effective April 1, 2011, 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $1,004,676, $842,401 and $410,550 of expense related to stock options in fiscal years 2014, 2013 and 2012, respectively.  As of June 30, 2014, the Company had 2,667,192 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.58 per share, an aggregate intrinsic value of $1,664,121 and weighted average remaining contractual terms of 5.4 years.

Information related to all stock options for the years ended June 30, 2014, 2013 and 2012 is shown in the following tables:

	Twelve Months Ended June 30, 2014
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (in years)	Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	436,000	$7.24
Forfeitures	(39,050)	$11.59
Exercised	(60,636)	$6.22

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Exercisable at 6/30/14	1,874,326	$10.74	4.0	$750,925

	Twelve Months Ended June 30, 2013
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (in years)	Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures	(44,350)	$13.61
Exercised	(35,500)	$4.93

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Exercisable at 6/30/13	1,643,050	$11.34	4.6	$524,522

	Twelve Months Ended June 30, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (in years)	Intrinsic Value

Outstanding at 6/30/11	2,123,939	$10.80	6.3	$955,401

Granted	36,000	$7.13
Forfeitures	(150,939)	$12.12
Exercised	(2,750)	$5.18

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Exercisable at 6/30/12	1,404,400	$12.11	5.1	$234,971

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at June 30, 2013	698,100	$2.20
Granted	436,000	$2.67
Vested	(329,587)	$2.36
Forfeited	(1,375)	$2.03
Non-vested at June 30, 2014	803,138	$2.39

The weighted average grant date fair value of options granted was $2.67, $2.11 and $2.58 per share in fiscal years 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012 were $142,714, $95,223 and $3,365, respectively. The aggregate grant date fair value of options that vested during 2014, 2013 and 2012 was $777,825, $756,543 and $1,122,010, respectively. The Company received $377,401, $175,023 and $14,235 of cash from employees who exercised options in fiscal years 2014, 2013 and 2012, respectively. Additionally, in fiscal 2014 the Company recorded $48,747 as a reduction of federal income taxes payable, $13,009 as an increase in common stock, $27,693 as a reduction of income tax expense, and $8,045 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 23,205 common shares in fiscal 2014, a total of 8,092 common shares in fiscal 2013, and a total of 7,076 common shares in fiscal 2012 as stock compensation awards. These common shares were valued at their approximate $192,100, $56,700 and $47,700 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2014 there were 31 participants, all with fully vested account balances. A total of 307,328 common shares with a cost of $2,914,700, and 288,505 common shares with a cost of $2,791,000 were held in the plan as of June 30, 2014 and 2013, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $183,100 and $175,100 to purchase 24,215 and 25,549 common shares of the Company in the open stock market during fiscal years 2014 and 2013, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2015, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 19,000 to 23,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $35,873,000 and $33,273,000 as of June 30, 2014 and June 30, 2013, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $1,783,000 in 2014, $1,794,000 in 2013, and $1,836,000 in 2012. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2015	2016	2017	2018	2019	2020 & Beyond
$1,406,000	$1,228,000	$1,065,000	$942,000	$143,000	--

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2014	2013	2012
Components of income before income taxes:
United States	$3,121	$2,369	$8,131
Foreign	(854)	(1,754)	(1,940)
Income before income taxes	$2,267	$615	$6,191

Provision (benefit) for income taxes:
Current
U.S. federal	$500	$972	$2,543
State and local	35	(440)	313
Foreign	(54)	(57)	(198)
Total current	481	475	2,658

Deferred	856	263	309
Total provision for income taxes	$1,337	$738	$2,967

(In thousands)	2014	2013	2012
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	6.9	17.0	6.6
Impact of foreign operations	1.2	(7.1)	(4.1)
Federal and state tax credits	(6.3)	(34.1)	(1.3)
Goodwill	0.1	133.6	1.3
Valuation allowance	30.8	145.6	13.1
Domestic production activities deduction	(2.8)	(22.2)	(4.0)
Uncertain tax position activity	(11.3)	(101.6)	(0.9)
Contingent liability	--	(49.6)	--
Other	6.4	4.5	3.2
Effective tax rate	59.0%	120.1%	47.9%

The components of deferred income tax assets and (liabilities) at June 30, 2014 and 2013 are as follows:

(In thousands)	2014	2013

Reserves against current assets	$74	$370
Accrued expenses	2,366	1,686
Goodwill, acquisition costs and intangible assets	1,171	1,646
Deferred compensation	1,051	999
State net operating loss carryover and credits	1,991	1,991
Foreign net operating loss carryover and credits	4,465	4,256
U.S. Federal net operating loss carryover and credits	556	606
Deferred income tax asset before valuation reserve	11,674	11,554
Valuation reserve	(6,450)	(5,750)
Deferred income tax asset	5,224	5,804

Depreciation	(3,985)	(3,709)
Deferred income tax liability	(3,985)	(3,709)

Net deferred income tax asset	$1,239	$2,095

Reconciliation to the balance sheets as of June 30, 2014 and 2013:

(In thousands)	2014	2013
Deferred income tax asset included in:
Other current assets	$2,439	$2,056
Other long-term assets (liability)	(1,200)	39

Net deferred income tax asset	$1,239	$2,095

As of June 30, 2014 and 2013, the Company has recorded a deferred tax asset in the amount of $556,000 and $606,000, respectively, related to U.S. Federal net operating loss and research and development credit carryovers acquired in the acquisition of Virticus Corporation.  The net operating losses will expire over a period of 3 years, beginning in June 30, 2029.  The research and development credits will expire over a period of 2 years, beginning in June 30, 2029.  The annual utilization is limited by Internal Revenue Code Section 382.  However, the Company has determined these assets, more likely than not, will be realized.

As of June 30, 2014 and 2013, the Company has recorded a deferred state income tax asset in the amount of $1,727,000 and $1,727,000, respectively, net of federal tax benefits, related to non-refundable New York state tax credits. The Company has determined that this deferred state income tax asset requires a partial valuation reserve. These credits do not expire, but pursuant to New York state legislation enacted in the Company’s quarter ending March 31, 2014, and effective for the Company’s tax year ending June 30, 2015, the Company has determined that this asset, more likely than not, will not be realized.  The legislation enacted in the quarter ending March 31, 2014, caused the Company to change the determination as of June 30, 2013 that only a partial valuation reserve was required. As of June 30, 2014 and 2013, the Company has recorded a valuation reserve in the amount of $1,721,000 and $1,231,000, respectively. This activity netted to an additional state income tax expense of $489,000 (of which $362,000 related to the state tax code change), $312,000, and $95,000 in fiscal years 2014, 2013, and 2012 respectively.

As of June 30, 2014 and 2013, the Company has recorded a deferred state income tax asset in the amount of $90,000 related to a state net operating loss carryover in Tennessee, and has determined that a full valuation reserve is required. The net loss carryover was created from a company that was previously sold. Because of the sale of this Tennessee-based company, the Company has determined this asset more likely than not, will not be realized. This activity netted to an additional state income tax expense of $0 in fiscal 2014, 2013 and 2012. The Tennessee net operating loss carryover will expire over a period of 7 years, beginning in June 30, 2019.

As of June 30, 2014 and 2013, the Company has recorded a deferred state income tax asset in the amount of $173,000 related to a state net operating loss carryover and a state research and development credit in Oregon acquired during the acquisition of Virticus Corporation. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.  The Oregon research and development credit will expire over a period of 2 years, beginning in June 30, 2015.

As of June 30, 2014 and 2013, the Company has recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $4,466,000 and $4,256,000, respectively. In view of the financial statements of this subsidiary and a current series of loss years, the Company has determined these assets, more likely than not, will not be realized. The Canada net operating loss carryover will expire over a period of 9 years, beginning in June 30, 2026.  The Canada research and development credit will expire over a period of 8 years, beginning in June 30, 2027.

Considering all issues discussed above, the Company has recorded valuation reserves of $6,450,000 and $5,750,000 as of June 30, 2014 and 2013, respectively.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10. At June 30, 2014, tax and interest, net of potential federal tax benefits, were $485,000 and $333,000 respectively, of the total reserve for uncertain tax positions of $987,000. Additionally, penalties were $169,000 of the reserve at June 30, 2014. Of the $987,000 reserve for uncertain tax positions, $819,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2013, tax and interest, net of potential federal tax benefits, were $630,000 and $395,000, respectively, of the total reserve for uncertain tax positions of $1,244,000. Additionally, penalties were $219,000 of the reserve at June 30, 2013. Of the $1,244,000 reserve for uncertain tax positions, $1,025,000 would have an unfavorable impact on the effective tax rate if recognized. The liability for uncertain tax positions is included in Other Long-Term Liabilities.

The Company recognized a $147,000 tax benefit in fiscal 2014, a $540,000 tax benefit in fiscal 2013, and a $9,000 tax benefit in fiscal 2012 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2014, 2013 and 2012 gross tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2014	2013	2012

Balance at beginning of the fiscal year	$969	$1,860	$1,910
Decreases — tax positions in prior period	(225)	(234)	(284)
Increases — tax positions in current period	2	37	234
Settlements and payments	--	(694)	—
Lapse of statute of limitations	--	—	—
Balance at end of the fiscal year	$746	$969	$1,860

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2010.

The Company is no longer subject to Canada Federal and provincial tax examinations by tax authorities for fiscal years ending prior to June 30, 2010.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2014	2013	2012
Cash payments:
Interest	$76	$76	$132
Income taxes	$978	$3,404	$1,016

Issuance of common shares as compensation	$193	$57	$48

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In December 2012, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to $218,000. In June 2013, another revised forecast was provided which in turn reduced the remaining Earn-Out liability to zero. In addition to the $877,000 reversal of the Earn-Out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of June 30, 2014, the maximum potential undiscounted liability related to the Earn-Out is $3 million, which is based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2015 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2014, there were no such standby letters of credit.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2014	2013	2012

Keating Muething & Klekamp PLL	$98	$84	$172
American Engineering and Metal Working	$215	$394	$272
3970957 Canada Inc.	$161	$182	$190
Synergy Electronic LTD	$171	$232	$195

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2014	2013

Keating Muething & Klekamp PLL	$5	$19
American Engineering and Metal Working	$--	$5
Synergy Electronic LTD	$8	$5

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

NOTE 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2014
Net sales	$80,486	$76,123	$68,996	$73,858	$299,463
Gross profit	19,122	16,757	13,715	15,704	65,298
Net income (loss)	1,865	870	(1,009)	(796)	930

Earnings (loss) per share
Basic	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)
Diluted	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)

Range of share prices
High	$9.00	$9.60	$9.67	$8.78	$9.67
Low	$6.65	$7.76	$7.54	$7.10	$6.65

2013
Net sales	$74,719	$71,082	$66,152	$68,837	$280,790
Gross profit	17,871	13,882	13,921	14,736	60,410
Net income (loss)	1,830	(2,450)	(315)	812	(123)

Earnings (loss) per share
Basic	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)
Diluted	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)

Range of share prices
High	$7.42	$7.38	$7.77	$8.46	$8.46
Low	$6.19	$6.10	$6.80	$6.78	$6.10

2012
Net sales	$65,495	$68,774	$62,937	$71,196	$268,402
Gross profit	15,464	14,926	13,316	16,607	60,313
Net income	1,324	772	(377)	1,505	3,224

Earnings per share
Basic	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)
Diluted	$0.05	$0.03	$(0.02)	$0.06	$0.13	(a)

Range of share prices
High	$8.91	$7.04	$7.70	$7.64	$8.91
Low	$5.93	$5.45	$5.85	$5.81	$5.45

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 26, 2014, there were 522 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2014	2013	2012	2011	2010

Net sales	$299,463	$280,790	$268,402	$293,501	$254,402
Cost of products and services sold	234,165	220,380	208,089	221,156	198,030
Loss on sale of a subsidiary	--	—	—	—	639
Selling and administrative expenses	62,175	57,367	53,724	56,041	53,671
Goodwill and intangible asset impairment (a)	805	2,413	258	—	153

Operating income (loss)	2,318	630	6,331	16,304	1,909
Interest (income)	(17)	(47)	(25)	(43)	(28)
Interest expense	68	62	165	180	153

Income (loss) before income taxes	2,267	615	6,191	16,167	1,784
Income taxes	1,337	738	2,967	5,339	360

Net income (loss)	$930	$(123)	$3,224	$10,828	$1,424

Earnings (loss) per common share
Basic	$0.04	$(0.01)	$0.13	$0.45	$0.06
Diluted	$0.04	$(0.01)	$0.13	$0.44	$0.06

Cash dividends paid per share	$0.24	$0.36	$0.23	$0.20	$0.20

Weighted average common shares
Basic	24,388	24,313	24,298	24,287	24,128
Diluted	24,546	24,313	24,352	24,339	24,134

Balance Sheet Data:
(At June 30)
	2014	2013	2012	2011	2010

Working capital	$76,788	$76,703	$83,702	$84,524	$73,568
Total assets	169,888	169,179	175,226	176,021	173,845
Long-term debt, including current maturities	—	—	—	1,099	1,132
Shareholders’ equity	138,412	141,690	149,368	151,218	144,218

(a)	The Company recorded a significant impairment of goodwill and/or intangible assets in fiscal 2014 and 2013, and minor impairments in fiscal 2012 and 2010. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2013, 2012, AND 2011

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	from		Balance
	Beginning	Costs and	Acquired	(a)	End of
Description	of Period	Expenses	Company	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2014	$346	$6	$—	$(58)	$294
Year Ended June 30, 2013	$385	$269	$—	$(308)	$346
Year Ended June 30, 2012	$826	$360	$4	$(805)	$385

Inventory Obsolescence Reserve:

Year Ended June 30, 2014	$3,087	$1,464	$—	$(2,253)	$2,298
Year Ended June 30, 2013	$2,156	$2,957	$—	$(2,026)	$3,087
Year Ended June 30, 2012	$1,813	$1,453	$—	$(1,110)	$2,156

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2014	$5,750	$700	$—	$—	$6,450
Year Ended June 30, 2013	$5,009	$741	$—	$—	$5,750
Year Ended June 30, 2012	$4,200	$636	$173	$—	$5,009

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.