Form 10-Q
period 2014-09-30
LSI INDUSTRIES INC
filed 2014-11-10
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

As of November 3, 2014 there were 24,118,475 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used.  Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made.  Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control.  These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments, the Company’s ability to maintain an effective system of internal control over financial reporting, our ability to remediate any material weaknesses in our internal control over financial reporting, and the other risk factors that are identified herein.  You are cautioned to not place undue reliance on these forward-looking statements.  In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference.  The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2014	2013

Net sales	$78,466	$80,486

Cost of products and services sold	59,858	61,364

Gross profit	18,608	19,122

Loss on sale of subsidiary (see Note 13)	565	--

Gain on sale of building	(343)	--

Selling and administrative expenses	15,852	16,283

Operating income	2,534	2,839

Interest (income)	(3)	(7)

Interest expense	11	19

Income before income taxes	2,526	2,827

Income tax expense	999	962

Net income	$1,527	$1,865

Earnings per common share (see Note 4)
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Weighted average common shares outstanding
Basic	24,436	24,353
Diluted	24,508	24,487

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2014	2014

ASSETS

Current Assets

Cash and cash equivalents	$8,747	$9,013

Accounts receivable, less allowance for doubtful accounts of $325 and $294, respectively	44,785	42,753

Inventories	45,306	45,408

Refundable income taxes	886	1,973

Asset held for sale	--	611

Other current assets	6,549	6,319

Total current assets	106,273	106,077

Property, Plant and Equipment, at cost
Land	6,928	6,918
Buildings	36,737	37,027
Machinery and equipment	74,625	75,533
Construction in progress	600	221
	118,890	119,699
Less accumulated depreciation	(75,247)	(75,417)
Net property, plant and equipment	43,643	44,282

Goodwill	10,508	10,508

Other Intangible Assets, net	6,471	7,227

Other Long-Term Assets, net	1,770	1,794

Total assets	$168,665	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2014	2014

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,433	$13,658
Accrued expenses	14,511	15,631

Total current liabilities	27,944	29,289

Other Long-Term Liabilities	2,150	2,187

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,111,984 and 24,122,284 shares, respectively	104,143	104,064
Retained earnings	34,428	34,348

Total shareholders’ equity	138,571	138,412

Total liabilities & shareholders’ equity	$168,665	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2014	2013
Cash Flows from Operating Activities
Net income	$1,527	$1,865
Non-cash items included in net income:
Depreciation and amortization	1,586	1,408
Deferred income taxes	(7)	(169)
Deferred compensation plan	56	62
Stock option expense	86	685
Issuance of common shares as compensation	47	48
(Gain) on disposition of building	(343)	--
(Gain) Loss on disposition of fixed assets	1	(25)
Loss on sale of subsidiary	565	--
Allowance for doubtful accounts	102	93
Inventory obsolescence reserve	146	419

Changes in certain assets and liabilities – excluding sale of subsidiary
Accounts receivable	(2,637)	(1,031)
Inventories	(875)	(1,433)
Refundable income taxes	1,028	1,164
Accounts payable	(187)	1,058
Accrued expenses and other	(820)	(1,417)
Customer prepayments	(458)	1,437
Net cash flows provided by (used in) operating activities	(183)	4,164

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(970)	(1,230)
Proceeds from sale of subsidiary, net of cash sold	1,494	--
Proceeds from sale of fixed assets	950	25
Net cash flows provided by (used in) investing activities	1,474	(1,205)

Cash Flows from Financing Activities
Cash dividends paid	(1,447)	(1,443)
Exercise of stock options	--	25
Purchase of treasury shares	(110)	(130)
Net cash flows (used in) financing activities	(1,557)	(1,548)

Increase (decrease) in cash and cash equivalents	(266)	1,411

Cash and cash equivalents at beginning of period	9,013	7,949

Cash and cash equivalents at end of period	$8,747	$9,360

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1  -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2014, the results of its operations for the three month periods ended September 30, 2014 and 2013, and its cash flows for the three month periods ended September 30, 2014 and 2013. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2014 Annual Report on Form 10-K.  Financial information as of June 30, 2014 has been derived from the Company’s audited consolidated financial statements.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The condensed consolidated financial statements include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries (collectively, the “Company”), all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has five sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment.  However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed.  The Company provides product warranties and certain post-shipment service, support and maintenance of certain solid state LED video screens and billboards.

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

Revenue from the management of media content and digital hardware related to active digital signage is recognized evenly over the service period with the customer. Media content service periods with most customers range from 1 month to 1 year.

Shipping and handling revenue coincides with the recognition of revenue from sale of the product.

The Company evaluates the appropriateness of revenue recognition in accordance with Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition:  Multiple–Element Arrangements.” In situations where the Company is responsible for re-imaging programs with multiple sites, each site is viewed as a separate unit of accounting and has stand-alone value to the customer. Revenue is recognized upon the Company’s complete performance at the location, which may include a site survey, graphics products, lighting products, and installation of products. The selling price assigned to each site is based upon an agreed upon price between the Company and its customer and reflects the estimated selling price for that site relative to the selling price for sites with similar image requirements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2013	2014

Accounts receivable	$45,110	$43,047
Less: Allowance for doubtful accounts	(325)	(294)
Accounts receivable, net	$44,785	$42,753

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of September 30, 2014 and June 30, 2014, the Company had bank balances of $11,150,000 and $12,367,000, respectively, without insurance coverage. Of these amounts, $741,000 was held in foreign bank accounts as of June 30, 2014. As a result of the sale of LSI Saco Technologies Inc., there are no longer cash accounts in foreign banks as of September 30, 2014. See Note 13.

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

Buildings (years)	28 - 40
Machinery and equipment (years)	3 - 10
Computer software (years)	3 -8

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

The Company recorded $1,438,000 and $1,210,000 of depreciation expense in the first quarter of fiscal 2015 and 2014, respectively.

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

Product Warranties:

The Company offers a limited warranty that its products are free of defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2014	2013	2014

Balance at beginning of the period	$2,662	$1,424	$1,424
Additions charged to expense	881	587	3,816
Deductions for repairs and replacements	(552)	(593)	(2,578)
Balance at end of the period	$2,991	$1,418	$2,662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,851,000 and $1,954,000 for the three months ended September 30, 2014 and 2013, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 386,000 shares and 430,000 shares for the three months ended September 30, 2014 and 2013, respectively. See further discussion in Note 4.

New Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, or the Company’s fiscal year 2015, with early adoption permissible. The adoption of this guidance did not have a material impact on the financial statements.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company has reviewed the impact of the final regulations and the anticipated impact to the financial statements is not material.

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

Comprehensive Income:

The Company does not have any comprehensive income items other than net income. The functional currency of the Company’s Canadian operation was the U.S. dollar.

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

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to traditional graphics and active digital signage along with the management of media content related to digital signage. These products are used in visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as such facilities manufacture two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail, petroleum / convenience store markets and with other markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

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

The All Other Category includes the Company’s operating segments that neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  The Operations of LSI Images (menu board systems), LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) and LSI Saco Technologies (designed and produced high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are combined in the All Other Category. (LSI Saco was sold on September 30, 2014. See Note 13)

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

There was no concentration of consolidated net sales in the three months ended September 30, 2014 or 2013. There was no concentration of accounts receivable at September 30, 2014 or June 30, 2014.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2014 and June 30, 2014:

	Three Months Ended
(In thousands)	September 30
	2014	2013
Net Sales:
Lighting Segment	$56,521	$59,471
Graphics Segment	13,811	14,008
Electronic Components Segment	5,880	5,080
All Other Category	2,254	1,927
	$78,466	$80,486

Operating Income (Loss):
Lighting Segment	$4,120	$3,811
Graphics Segment	(214)	163
Electronic Components Segment	739	972
All Other Category	84	4
Corporate and Eliminations	(2,195)	(2,111)
	$2,534	$2,839

Capital Expenditures:
Lighting Segment	$587	$491
Graphics Segment	334	57
Electronic Components Segment	39	70
All Other Category	4	29
Corporate and Eliminations	6	583
	$970	$1,230

Depreciation and Amortization:
Lighting Segment	$738	$706
Graphics Segment	248	221
Electronic Components Segment	322	366
All Other Category	33	40
Corporate and Eliminations	245	75
	$1,586	$1,408

	September 30, 2014	June 30, 2014
Identifiable Assets:
Lighting Segment	$94,056	$96,499
Graphics Segment	25,650	22,312
Electronic Components Segment	31,089	30,788
All Other Category	3,900	4,987
Corporate and Eliminations	13,970	15,302
	$168,665	$169,888

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2014	2013

Lighting Segment inter-segment net sales	$1,052	$898

Graphics Segment inter-segment net sales	$709	$205

Electronic Components inter-segment net sales	$7,272	$8,504

All other Category inter-segment net sales	$1,553	$2,155

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  As a result of the sale of LSI Saco Technologies Inc., the Company no longer has a presence in Canada as of September 30, 2014 (See Note 13.) The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
(In thousands)	September 30
	2014	2013
Net Sales (a):
United States	$78,425	$79,673
Canada	41	813
	$78,466	$80,486

	September 30,	June 30,
	2014	2014
Long-lived Assets (b):
United States	$45,413	$45,886
Canada	--	190
	$45,413	$46,076

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2014	2013

BASIC EARNINGS PER SHARE

Net income	$1,527	$1,865

Weighted average shares outstanding during the period, net of treasury shares (a)	24,122	24,057
Weighted average shares outstanding in the Deferred Compensation Plan during the period	314	296
Weighted average shares outstanding	24,436	24,353

Basic earnings per share	$0.06	$0.08

DILUTED EARNINGS PER SHARE

Net income	$1,527	$1,865

Weighted average shares outstanding

Basic	24,436	24,353

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	72	134

Weighted average shares outstanding (c)	24,508	24,487

Diluted earnings per share	$0.06	$0.08

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, “Compensation - General.”

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,168,025 common shares and 2,184,025 common shares at September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 — INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2014	2014

Inventories:
Raw materials	$30,038	$30,278
Work-in-process	4,836	5,393
Finished goods	10,432	9,737
Total Inventories	$45,306	$45,408

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2014	2014

Accrued Expenses:
Compensation and benefits	$6,706	$7,134
Customer prepayments	1,015	1,473
Accrued sales commissions	1,406	1,814
Accrued warranty	2,991	2,662
Other accrued expenses	2,393	2,548
Total Accrued Expenses	$14,511	$15,631

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Based on this assessment, no such potential impairment conditions were noted during the three month periods ended September 30, 2014 and 2013.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill			Electronic
(In thousands)	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2014
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2014	$135	$--	$9,208	$1,165	$10,508

Balance as of September 30, 2014
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of September 30, 2014	$135	$--	$9,208	$1,165	$10,508

In the first quarter of fiscal 2014, the Company purchased intellectual property related to certain lighting control systems. The cost of this intellectual property was $268,000 and it is being amortized over a nine year period. In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco. (See Note 13.)

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2014
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,070	$2,246
Patents	338	94	244
LED technology firmware, software	11,228	10,853	375
Trade name	460	460	--
Non-compete agreements	710	526	184
Total Amortized Intangible Assets	22,052	19,003	3,049
Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,003	$6,471

	June 30, 2014
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,412	$2,940
Patents	338	84	254
LED technology firmware, software	11,228	10,832	396
Trade name	460	454	6
Non-compete agreements	710	501	209
Total Amortized Intangible Assets	23,088	19,283	3,805
Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,510	$19,283	$7,227

(In thousands)	Amortization Expense of Other Intangible Assets

	September 30, 2014	September 30, 2013

Three Months Ended	$148	$198

The Company expects to record amortization expense as follows:

(In thousands)

2015	$525
2016	$505
2017	$409
2018	$400
2019	$400
After 2019	$958

NOTE 8  -  REVOLVING LINES OF CREDIT

In April 2014, the Company renewed its $30 million unsecured revolving credit line. The Company also renewed its $5 million unsecured revolving credit line for its Canadian operation. However, this Canadian line of credit was terminated as a result of the sale of LSI Saco Technologies Inc. (See Note 13.) The line of credit expires in the third quarter of fiscal 2017. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed lines of credit is 15 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of September 30, 2014.

The Company is in compliance with all of its loan covenants as of September 30, 2014.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,447,000 and $1,443,000 in the three months ended September 30, 2014 and 2013, respectively.  In November 2014, the Board of Directors declared a regular quarterly cash dividend of $0.01 per share payable November 28, 2014 to shareholders of record November 20, 2014. The new indicated annual cash dividend rate for fiscal 2015 is $0.04 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 696,151 shares, all of which were available for future grant or award as of September 30, 2014.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of September 30, 2014, a total of 2,662,464 options for common shares were outstanding from this plan as well as one previous stock option plan (which had also been approved by shareholders), and of these, a total of 2,141,339 options for common shares were vested and exercisable.  As of September 30, 2014, the approximate unvested stock option expense that will be recorded as expense in future periods is $503,704.  The weighted average time over which this expense will be recorded is approximately 28 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

Three Months Ended
September 30
2013

Dividend yield	3.3%
Expected volatility	53%
Risk-free interest rate	1.7%
Expected life ( yrs.)	5.5

At September 30, 2013, the 421,000 options granted to employees during the first three months of fiscal 2014 had exercise prices of $7.20 per share, fair values of $2.64 per share, and remaining contractual lives of nine years eleven months. No options were granted in the first three months of fiscal 2015.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.0% forfeiture rate effective April 1, 2014. Previous estimated forfeiture rates were 2.1% effective January 1, 2014, 2.2% effective July 1, 2013, 2.3% effective January 1, 2013, 3.4% effective October 1, 2012, 4.1% effective April 1, 2012, 3.6% effective April 1, 2011, 3.0% effective July 1, 2010 and 6.55% prior to July 1, 2010.  The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $85,633 and $685,659 of expense related to stock options in the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the Company had 2,654,493 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.59 per share, an aggregate intrinsic value of $217,885 and weighted average remaining contractual terms of 5.1 years.

Information related to all stock options for the three months ended September 30, 2014 and 2013 is shown in the following tables:

	Three Months Ended September 30, 2014
		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	--	$--
Forfeitures	(15,000)	$7.09
Exercised	--	$--

Outstanding at 9/30/14	2,662,464	$9.59	5.1	$217,885

Exercisable at 9/30/14	2,141,339	$10.21	4.3	$217,885

	Three Months Ended September 30, 2013
		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	421,000	$7.20
Forfeitures	(18,675)	$10.31
Exercised	(2,625)	$5.60

Outstanding at 9/30/13	2,740,850	$9.53	6.1	$2,350,457

Exercisable at 9/30/13	1,932,987	$10.67	4.8	$1,032,942

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at June 30, 2014	803,138	$2.39
Granted	--	$--
Vested	(268,763)	$2.23
Forfeited	(13,250)	$2.34
Non-vested at September 30, 2014	521,125	$2.48

The weighted average grant date fair value of options granted was $2.64 per share in the first quarter of fiscal year 2014. There were no options granted in the first quarter of fiscal year 2015. The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 was $6,428. No options were exercised in the three months ended September 30, 2014. The aggregate grant date fair value of options that vested during the three months ended September 30, 2014 and 2013 was $598,316 and $734,052, respectively. The Company received $14,704 of cash from employees who exercised options in the three month period ended September 30, 2013. No options were exercised in the three month period ended September 30, 2014. Additionally, in the first quarter of fiscal 2015 the Company recorded $5,665 as an increase of federal income taxes payable and $5,665 as an increase of the deferred tax asset related to the recording of stock option expense.

Stock Compensation Awards

The Company awarded a total of 5,680 and 5,940 common shares in three months ended September 30, 2014 and 2013, respectively, as stock compensation awards. These common shares were valued at their approximate $47,500 and $47,500 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of September 30, 2014 there were 31 participants, all with fully vested account balances. A total of 323,311 common shares with a cost of $3,024,900, and 307,328 common shares with a cost of $2,914,700 were held in the plan as of September 30, 2014 and June 30, 2014, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $110,200 and $129,900 to purchase 15,983 and 17,927 common shares of the Company in the open stock market during the three months ended September 30, 2014 and 2013, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2015, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 19,000 to 23,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2014	2013
Cash payments:
Interest	$13	$19
Income taxes	$4	$20

Issuance of common shares as compensation	$47	$48

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to zero. The $877,000 reversal of the Earn-Out liability, was recorded in selling and administrative expenses in Corporate and Eliminations. As of September 30, 2014, the maximum potential undiscounted liability related to the Earn-Out is $3 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2015 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2014, there were no standby letter of credit agreements.

NOTE 13 – SALE OF SUBSIDIARY

On September 30, 2014, the Company sold the stock of its wholly owned subsidiary LSI Saco Technologies Inc., located in Montreal, Canada, for $1.9 million cash. The sale resulted in a pre-tax loss of $565,000. As a result of the sale, the Company terminated the $5 million unsecured revolving line of credit for this Canadian operation. LSI Saco reported $41,000 of net customer sales and a $(183,000) operating loss in the first quarter of fiscal 2015 prior to the sale. LSI Saco was reported in the All Other Category. The sale of LSI Saco Technologies Inc. was not considered the sale of a discontinued operation because the Company migrated most of its manufacturing, research and development, and selling activities from LSI Saco to the Company’s Cincinnati, Ohio location.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended September 30
	2014	2013

Lighting Segment	$56,521	$59,471
Graphics Segment	13,811	14,008
Electronic Components Segment	5,880	5,080
All Other Category	2,254	1,927
	$78,466	$80,486

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended September 30
	2014	2013

Lighting Segment	$4,120	$3,811
Graphics Segment	(214)	163
Electronic Components Segment	739	972
All Other Category	84	4
Corporate and Eliminations	(2,195)	(2,111)
	$2,534	$2,839

Summary Comments

Fiscal 2015 first quarter net sales of $78,466,000 decreased $2.0 million or 2.5% as compared to first quarter fiscal 2014. Net sales were favorably influenced by increased net sales of the Electronic Components Segment (up $0.8 million or 15.8%) and increased net sales of the All Other Category (up $0.3 million or 17.0%). Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $3.0 million or 5.0%) and decreased net sales of the Graphics Segment (down $0.2 million or 1.4%).

Fiscal 2015 first quarter operating income of $2,534,000 decreased $0.3 million from operating income of $2,839,000 in the first quarter of fiscal 2014. The $0.3 million decrease was the net result of decreased net sales, decreased gross profit, a slight decline in gross profit as a percentage of sales from 23.8% in fiscal 2014 to 23.7% in fiscal 2015, a decrease in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2015	FY 2014	% Change

First Quarter	$30,922	$25,293	22.3%
Second Quarter		27,466
First Half		52,759
Third Quarter		25,452
Nine Months		78,211
Fourth Quarter		30,210
Full Year		$108,421

First quarter fiscal 2015 LED net sales of $30,922,000 were up $5.6 million or 22.3% from the same period of the prior year. The $30,922,000 total LED net sales and the $5.6 million increase is the net result of Lighting Segment LED net sales of $30.4 million (up $6.6 million or 27.5%), which is comprised of $29.6 million of light fixtures having solid-state LED technology and $0.8 million related to video screens, Graphics Segment LED net sales of $0.5 million (down $0.2 million or 30.0%), and nominal All Other Category LED net sales (down $0.7 million from sales in the same period last year).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income and net income. Adjusted operating income, net income and earnings per share, which exclude the impact of the gain on the sale of the manufacturing facility, the loss on the sale of the subsidiary, and the income tax effect of the utilization of a long-term capital loss. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of this non-GAAP measure to operating income and net income for the periods indicated.

(in thousands, unaudited)	First Quarter
	FY 2015	FY 2014
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$2,534	$2,839

Adjustment for the gain on the sale of a manufacturing facility	(343)	--

Adjustment for the loss on sale of a subsidiary	565	--

Adjusted Operating Income	$2,756	$2,839

(in thousands, except per share data; unaudited)	First Quarter
	FY 2015		Diluted EPS	FY 2014	Diluted EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$1,527		$0.06	$1,865	$0.08

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	(224	)(1)	(0.01)	--	--

Adjustment for the loss on sale of a subsidiary	565	(2)	0.02	--	--

Income tax effect of utilization of a long-term capital loss	(101)		0.00	--	--

Adjusted net income and earnings per share	$1,767		$0.07	$1,865	$0.08

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 119

(2) 0

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Lighting Segment

(In thousands)	Three Months Ended
	September 30
	2014	2013

Net Sales	$56,521	$59,471
Gross Profit	$14,230	$14,283
Operating Income	$4,120	$3,811

Lighting Segment net sales of $56,521,000 in the first quarter of fiscal 2015 decreased 5.0% from fiscal 2014 same period net sales of $59,471,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $29.6 million in the first quarter of fiscal 2015, representing a $6.4 million or 27.8% increase from fiscal 2014 first quarter net sales of solid-state LED light fixtures of $23.2 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. Also contributing to the decrease in lighting sales of metal halide and fluorescent light sources was the completion of two programs in fiscal 2014 with no similar sales in fiscal 2015. The net sales of light fixtures having solid-sate LED technology of $29.6 million represents 52.4% of total Lighting Segment sales. The Lighting Segment’s net sales related to LED video screens totaled $0.8 million in the first quarter of fiscal 2015, representing a $0.1 million or 17.3% increase from fiscal 2014 first quarter net sales of $0.7 million.

Gross profit of $14,230,000 in the first quarter of fiscal 2015 decreased marginally from the same period of fiscal 2014, and increased from 23.7% to 24.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The marginal increase in amount of gross profit at a higher gross margin percentage is due to the net effect of decreased net product sales, improved manufacturing efficiencies, customer and product mix, and decreased freight costs as a percentage of sales. Also contributing to the change in gross profit is decreased employee compensation and wage expense ($0.5 million), decreased repairs and maintenance ($0.1 million), increased outside service expense ($0.2 million), and increased warranty expense ($0.3 million).

Selling and administrative expenses of $10,110,000 in the first quarter of fiscal year 2015 decreased $0.4 million or 3.5% from the same period of fiscal 2014 primarily as the net result of decreased employee compensation and benefits expense ($0.1 million), decreased research and development expense ($0.2 million), decreased outside service expense ($0.1 million), increased convention and show expense ($0.1 million), and decreased sales commission ($0.5 million). Commission expense decreased as a direct result of the decrease in net customer sales.

The Lighting Segment first quarter fiscal 2015 operating income of $4,120,000 increased $0.3 million or 8.1% from operating income of $3,811,000 in the same period of fiscal 2014. This increase of $0.3 million was primarily the net result of decreased net sales, a higher gross margin as a percentage of net sales, and decreased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2014	2013

Net Sales	$13,811	$14,008
Gross Profit	$2,064	$2,522
Operating Income (Loss)	$(214)	$163

Graphics Segment net sales of $13,811,000 in the first quarter of fiscal 2015 decreased 1.4% from fiscal 2014 same period net sales of $14,008,000. The $0.2 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to six petroleum / convenience store customers ($1.1 million decrease), one grocery retailer ($0.4 million decrease), two quick-service restaurant chains ($0.8 million increase), one national drug store retailer ($0.2 million increase), and three retail customers ($0.3 million increase). Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.5 million in the first quarter of fiscal 2015 compared to $0.7 million in fiscal 2014.

Gross profit of $2,064,000 in the first quarter of fiscal 2015 decreased $0.5 million or 18.2% from the same period of fiscal 2014. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 17.7% in the first quarter of fiscal 2014 to 14.2% in the first quarter of fiscal 2015. The change in amount of gross profit is due to the net effect of decreased net sales, lower gross profit as a percentage of sales, decreased employee compensation and benefits expense ($0.4 million), decreased customer relations expense (0.1 million), and decreased supplies ($ 0.1 million).

Selling and administrative expenses of $2,621,000 in the first quarter of fiscal 2015 increased $0.3 million from the same period of fiscal 2014 primarily as a result of increased outside service expense ($0.1 million) along with various other small increases in other expenses. In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2014.

The Graphics Segment first quarter fiscal 2015 operating loss of $(214,000) changed $0.4 million from operating income of $163,000 in the same period of fiscal 2014. The $0.4 million change from operating income in fiscal 2014 to an operating loss in fiscal 2015 was primarily the net result of decreased net sales, decreased gross margin, increased selling and administrative expenses, and a gain on the sale of a facility.

Electronic Components Segment

(In thousands)	Three Months Ended
	September 30
	2014	2013

Net Sales	$5,880	$5,080
Gross Profit	$1,801	$1,941
Operating Income	$739	$972

Electronic Components Segment net sales of $5,880,000 in the first quarter of fiscal 2015 increased 15.7% from fiscal 2014 same period net sales of $5,080,000. The $0.8 million increase in Electronic Components Segment net sales is primarily the result of a $0.4 million increase in sales to the transportation market, a $0.1 million decrease in sales to the medical market, a $0.3 million increase in sales to original equipment manufacturers, a $0.3 million decrease in sales to the Telecommunications market, and a $0.5 million increase in sales to various other markets. While the net customer sales increased, the Electronic Components’ inter-segment sales decreased $1.2 million or 14.5%. The decrease in inter-segment sales is the result of more accurate forecasting of anticipated demand of LED circuit board assemblies used internally in the manufacture of lighting fixtures using solid-state LED technology. A more accurate forecast has the effect of stabilizing production levels. The Company has also outsourced some of its LED circuit board assemblies in order to meet the increasing demands of LED lighting fixtures.

Gross profit of $1,801,000 in the first quarter of fiscal 2015 decreased $0.1 million or 7.2% from the same period in fiscal 2014, and decreased from 14.3% to 13.7% as a percentage of net sales (customer plus inter-segment net sales). The $0.1 million decrease in amount of gross profit is due to the net effect of increased customer net sales, decreased inter-segment net sales, decreased supplies ($0.1 million), and increased employee compensation and wage expense ($0.2 million).

Selling and administrative expenses of $1,062,000 in the first quarter of fiscal 2015 increased $0.1 million or 9.6% from $969,000 in the same period in fiscal 2014. The $0.1 million increase in selling and administrative expenses is the net result of increased employee compensation and benefits expense ($0.1 million) and small increases in various other expenses, partially offset by decreased research and development expense ($0.1 million) and decreased amortization expense ($0.1 million).

The Electronic Components Segment first quarter fiscal 2015 operating income of $739,000 decreased $0.2 million from operating income of $972,000 in the same period of fiscal 2014. The $0.2 million decrease in operating income was the net result of increased net customer sales, decreased inter-segment net sales, decreased gross profit, and increased selling and administrative expense.

All Other Category

(In thousands)	Three Months Ended
	September 30
	2014	2013
Net Sales	$2,254	1,927
Gross Profit	$584	$536
Operating Income (Loss)	$84	$4

All Other Category net sales of $2,254,000 in the first quarter of fiscal 2015 increased 17.0% from fiscal 2014 net sales of $1,927,000. The $0.3 million increase in the All Other Category net sales is the net result of increased sales of menu board systems ($1.4 million), decreased project management net sales ($0.3 million), and decreased video screen sales related to the Company’s Montreal facility ($0.8 million). Inter-segment sales decreased 27.9% primarily as a result of decreased intercompany project management support.

Gross profit of $584,000 in the first quarter of fiscal 2015 increased marginally compared to the gross profit of $536,000 in the same period of fiscal 2014, and increased gross profit as a percentage of sales from 13.1% in fiscal 2014 to 15.3% in fiscal 2015 (customer plus inter-segment net sales). The slight increase in gross profit and the improvement in gross profit as a percentage of sales is the net result of increased customer net sales, a decrease in inter-segment net sales, and an increase in employee compensation and benefits expense ($0.1 million).

Selling and administrative expenses of $500,000 in the first quarter of fiscal 2015 decreased slightly compared to selling and administrative expenses of $532,000 in the same period of fiscal year 2014. The small decrease in selling and administrative is primarily the result of decreased employee compensation and wage expense ($0.1 million), decreased royalty expense ($0.1 million), and increased research and development expense ($0.1 million).

The All Other Category first quarter fiscal 2015 operating income of $84,000 improved from an operating income of $4,000 in the same period of fiscal 2014. The small improvement in operating income was the net result of increased customer net sales, decreased inter-segment sales, improved gross profit as a percentage of sales, and decreased selling and administrative expense.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2014	2013

Gross (Loss)	$(71)	$(160)
Operating (Loss)	$(2,195)	$(2,111)

The gross loss relates to the intercompany profit in inventory elimination.

Administrative expenses of $1,559,000 in the first quarter of fiscal 2015 decreased $0.4 million or 20.1% from the same period of the prior year. The decrease in expense is primarily the net result of a decrease in employee compensation and wage expense ($0.5 million), an increase in outside service expense ($0.1 million), and an increase in depreciation expense ($0.2 million). In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $8,000 in the first quarter of fiscal 2015 as compared to net interest expense of $12,000 in the same period of fiscal 2014. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $999,000 income tax expense in the first quarter of fiscal 2015 represents a consolidated effective tax rate of 39.5%. This is the net result of an income tax rate of 34.9% for the Company’s U.S. operations influenced by certain permanent book-tax differences, Canadian income tax credits, by a benefit related to uncertain income tax positions, the utilization of the long-term capital loss related to the sale of LSI Saco Technologies Inc. against the long-term capital gain associated with the sale of the manufacturing facility in Woonsocket, Rhode Island, and by a full valuation reserve on the Company’s Canadian tax position. (The valuation reserve against the Company’s Canadian tax position, which totaled $4.5 million, no longer exists as of September 30, 2014 as a result of the sale of LSI Saco.) The $962,000 income tax expense in the first quarter of fiscal 2014 represents a consolidated effective tax rate of 34.0%. This is the net result of an income tax rate of 34.7% for the Company’s U.S. operations influenced by certain permanent book-tax differences, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $1,527,000 in the first quarter of fiscal 2015 as compared to net income of $1,865,000 in the same period of the prior year. The $338,000 decrease in net income in the first quarter of fiscal 2015 as compared to fiscal 2014 is primarily the net result of decreased net sales, decreased gross profit, a slightly improved gross margin percentage, decreased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014, and higher income tax expense in fiscal 2015 compared to fiscal 2014. Diluted earnings per share of $0.06 were reported in the first quarter of fiscal 2015 as compared to $0.08 diluted earnings per share in the same period of fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2015 were 24,508,000 shares as compared to 24,487,000 shares in the same period last year.

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

At September 30, 2014, the Company had working capital of $78.3 million, compared to $76.8 million at June 30, 2014. The ratio of current assets to current liabilities was 3.80 to 1 as compared to a ratio of 3.62 to 1 at June 30, 2014. The $1.5 million increase in working capital from June 30, 2014 to September 30, 2014 was primarily related to the net effect of increased net accounts receivable ($2.0 million), a decrease in accounts payable ($0.2 million), and a decrease in accrued expenses ($1.1 million), partially offset by a decrease in refundable income taxes ($1.1 million), a decrease in other current assets ($0.4 million), and a decrease in cash and cash equivalents ($0.3 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company used $0.2 million of cash from operating activities in the first quarter of fiscal 2015 as compared to a generation of cash of $4.2 million in the same period of the prior year. This $4.3 million decrease in net cash flows from operating activities is primarily the net result of a greater increase in accounts receivable (unfavorable change of $1.6 million), a decrease rather than an increase in accounts payable (unfavorable change of $1.2 million), a decrease rather than an increase in customer prepayments (unfavorable change of $1.9 million), decreased stock option expense (unfavorable change of $0.6 million), a loss on the sale of a subsidiary (favorable change of $0.6 million), a smaller decrease in accrued expenses and other (favorable change of $0.6 million), an increase in the gain recognized on fixed assets, which includes the sale of a facility (unfavorable change of $0.3 million), a decrease in inventory obsolescence expense (unfavorable change of $0.3 million), and a decrease in net income (unfavorable change of $0.3 million).

Net accounts receivable were $44.8 million and $42.8 million at September 30, 2014 and June 30, 2014, respectively. The increase of $2.0 million in net receivables is primarily due to the combined net effect of a higher amount of net sales in the latter two months of the first quarter of fiscal 2015 as compared to the latter two months of the fourth quarter of fiscal 2014 and by an increase in DSO. The DSO increased to 51 days at September 30, 2014 from 50 days at June 30, 2014. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $45.3 million at September 30, 2014 decreased slightly from $45.4 million at June 30, 2014. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2015 in the Graphics Segment of approximately $0.4 million and the Electronic Components Segment of approximately $0.4 million and a net inventory decreases occurred in the Lighting Segment of approximately $0.5 million and the All Other Category of approximately $0.4 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank group, with all of the $30 million of the credit line available as of October 20, 2014   This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2017. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2015 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated cash of $1.5 million related to investing activities in the first quarter of fiscal 2015 as compared to a use of $1.2 million in the same period of the prior year, resulting in a favorable change of $2.7 million. Capital expenditures for the first quarter of fiscal 2015 decreased $0.3 million to $1.0 million from the same period in fiscal 2014. The largest components of the fiscal 2015 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segment. The Company also recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities of $950,000 in fiscal 2015 compared to proceeds of $25,000 from the sale of miscellaneous fixed assets in fiscal 2014. The Company also recorded net proceeds from the sale of its subsidiary in Montreal of $1.5 million with no comparable transaction in fiscal 2014. The combination of these proceeds was greater than fiscal 2015 capital expenditures.

The Company used $1.6 million of cash related to financing activities in the first quarter of fiscal 2015 and $1.5 million in the first quarter of fiscal 2014. Dividends paid to shareholders represent most of the cash used in financing activities.

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

Cash Dividends

In November 2014, the Board of Directors declared a regular quarterly cash dividend of $0.01 per share payable November 28, 2014 to shareholders of record as of November 20, 2014. The new indicated annual cash dividend rate for fiscal 2015 is $0.04 per share. Additionally, the Board of Directors has adopted a new policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

The Company has five sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment.  However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed.  The company provides product warranties and certain post-shipment service, support and maintenance of certain solid state LED video screens and billboards.

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

Revenue from the management of media content and digital hardware related to active digital signage is recognized evenly over the service period with the customer. Media content service periods with most customers range from 1 month to 1 year.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amended guidance is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, or the Company’s fiscal year 2015, with early adoption permissible. The adoption of this guidance did not have a material impact on the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Registrant’s exposure to market risk since June 30, 2014.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. In conducting this evaluation, the Company concluded there was a material weakness in the design and operating effectiveness of its internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, the Company also has concluded that its disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

The Company’s management does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting as of September 30, 2014:

Communication of special customer terms of sale: The Company concluded that controls pertaining to the internal communication of certain terms of sale related to product warranty that could materially impact financial reporting were not operating effectively because of the lack of communication of such terms to the Accounting Department. Because of this material weakness, a reasonable possibility exists that a material misstatement in the Company’s condensed consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness

Management has taken the following steps to partially remediate the previously identified material weakness:

●

Obtained input from all appropriate Lighting Segment Sales Managers and Customer Service personnel as to all customers who have been given special terms of sale regarding product warranty. In the future, management will solicit this information on a monthly basis.

●

The Accounting Department used this knowledge of special terms of sale regarding product warranty to properly record an accrued warranty liability as of September 30, 2014. In the future, this will be done on a monthly basis.

In addition, with the oversight of the Audit Committee of the Company’s Board of Directors, management has begun taking additional steps and measures to conduct further review of the Company’s internal control over financial reporting in selected areas to ensure the following: 1) the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions, 2) the Company’s internal controls are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements, and 3) appropriate evidence is maintained to support the operating effectiveness of internal controls. We expect to incur additional costs as a public company to conduct this review and implement new policies and procedures, as may be necessary or appropriate, and to remediate the previously identified material weakness. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

Notwithstanding the identified material weakness described above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2015 were as follows:

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/14 to 7/31/14	979	$7.34	979	(1)
8/1/14 to 8/31/14	13,955	$6.86	13,955	(1)
9/1/14 to 9/30/14	1,049	$6.29	1,049	(1)
Total	15,983	$6.89	15,983	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2014, the Plan held 323,311 common shares of the Company and had distributed 137,343 common shares.

ITEM 6.  EXHIBITS

Exhibits

31.1           Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2           Certification of Principal Financial and Accounting Officer required by Rule 13a-14(a)

32.1           Section 1350 Certification of Principal Executive Officer

32.2           Section 1350 Certification of Principal Accounting and Financial Officer

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

LSI Industries Inc.

	By:	/s/ Dennis W. Wells
Dennis W. Wells
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ronald S. Stowell
Ronald S. Stowell
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
November 10, 2014