Form 10-Q
period 2014-12-31
LSI INDUSTRIES INC
filed 2015-02-05
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014.

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

As of January 27, 2015 there were 24,146,716 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2014	2013	2014	2013

Net sales	$84,715	$76,123	$163,181	$156,609

Cost of products and services sold	64,160	59,366	124,018	120,730

Gross profit	20,555	16,757	39,163	35,879

Loss on sale of subsidiary (see Note 13)	--	--	565	--

Gain on sale of building	--	--	(343)	--

Selling and administrative expenses	18,331	15,246	34,183	31,529

Operating income	2,224	1,511	4,758	4,350

Interest (income)	(6)	(7)	(9)	(14)

Interest expense	12	19	23	38

Income before income taxes	2,218	1,499	4,744	4,326

Income tax expense	630	629	1,629	1,591

Net income	$1,588	$870	$3,115	$2,735

Earnings per common share (see Note 4)
Basic	$0.06	$0.04	$0.13	$0.11
Diluted	$0.06	$0.04	$0.13	$0.11

Weighted average common shares outstanding
Basic	24,449	24,373	24,442	24,363
Diluted	24,507	24,627	24,506	24,530

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2014	2014

ASSETS

Current Assets

Cash and cash equivalents	$18,054	$9,013

Accounts receivable, less allowance for doubtful accounts of $355 and $294, respectively	44,095	42,753

Inventories	42,067	45,408

Refundable income taxes	113	1,973

Asset held for sale	--	611

Other current assets	6,617	6,319

Total current assets	110,946	106,077

Property, Plant and Equipment, at cost
Land	6,934	6,918
Buildings	37,484	37,027
Machinery and equipment	75,312	75,533
Construction in progress	1,263	221
	120,993	119,699
Less accumulated depreciation	(76,661)	(75,417)
Net property, plant and equipment	44,332	44,282

Goodwill	10,508	10,508

Other Intangible Assets, net	6,344	7,227

Other Long-Term Assets, net	1,648	1,794

Total assets	$173,778	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2014	2014

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,836	$13,658
Accrued expenses	17,931	15,631

Total current liabilities	30,767	29,289

Other Long-Term Liabilities	2,131	2,187

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,140,775 and 24,122,284 shares, respectively	105,105	104,064
Retained earnings	35,775	34,348

Total shareholders’ equity	140,880	138,412

Total liabilities & shareholders’ equity	$173,778	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	December 31
	2014	2013

Cash Flows from Operating Activities
Net income	$3,115	$2,735
Non-cash items included in net income:
Depreciation and amortization	3,138	2,969
Goodwill impairment	--	--
Deferred income taxes	(101)	(49)
Deferred compensation plan	94	87
Stock option expense	882	779
Issuance of common shares as compensation	96	96
(Gain) on disposition of building	(343)	--
(Gain) on disposition of fixed assets	(1)	(38)
Loss on sale of subsidiary	565	--
Allowance for doubtful accounts	176	68
Inventory obsolescence reserve	753	743

Changes in certain assets and liabilities:
Accounts receivable	(2,021)	4,787
Inventories	1,757	(5,864)
Refundable income taxes	1,801	1,061
Accounts payable	(784)	368
Accrued expenses and other	1,792	(1,563)
Customer prepayments	(201)	2,368
Net cash flows provided by operating activities	10,718	8,547

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,404)	(2,721)
Proceeds from sale of subsidiary, net of cash sold	1,494	--
Proceeds from sale of fixed assets	952	40
Net cash flows provided by (used in) investing activities	42	(2,681)

Cash Flows from Financing Activities
Cash dividends paid	(1,688)	(2,887)
Exercise of stock options	108	152
Purchase of treasury shares	(139)	(150)
Issuance of treasury shares	--	10
Net cash flows (used in) financing activities	(1,719)	(2,875)

Increase in cash and cash equivalents	9,041	2,991

Cash and cash equivalents at beginning of period	9,013	7,949

Cash and cash equivalents at end of period	$18,054	$10,940

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2014, the results of its operations for the three and six month periods ended December 31, 2014 and 2013, and its cash flows for the six month periods ended December 31, 2014 and 2013. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2014 Annual Report on Form 10-K.  Financial information as of June 30, 2014 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31,	June 30,
	2014	2014

Accounts receivable	$44,450	$43,047
less Allowance for doubtful accounts	(355)	(294)
Accounts receivable, net	$44,095	$42,753

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of December 31, 2014 and June 30, 2014, the Company had bank balances of $20,926,000 and $12,367,000, respectively, without insurance coverage. Of these amounts, $741,000 was held in foreign bank accounts as of June 30, 2014. As a result of the sale of LSI Saco Technologies Inc., there are no longer cash accounts in foreign banks as of December 31, 2014 (See Note 13).

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

The Company recorded $1,425,000 and $1,353,000 of depreciation expense in the second quarter of fiscal 2015 and 2014, respectively, and $2,863,000 and $2,563,000 of depreciation expense in the first half of fiscal 2015 and 2014, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2014	2013	2014

Balance at beginning of the period	$2,662	$1,424	$1,424
Additions charged to expense	1,557	1,208	3,816
Deductions for repairs and replacements	(971)	(1,190)	(2,578)
Balance at end of the period	$3,248	$1,442	$2,662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,450,000 and $2,127,000 for the three months ended December 31, 2014 and 2013, respectively, and $3,301,000 and $4,081,000 for the six months ended December 31, 2014 and 2013, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average of common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 383,000 shares and 561,000 shares for the three months ended December 31, 2014 and 2013, respectively, and 383,000 shares and 468,000 shares for the six months ended December 31, 2014 and 2013, respectively. See further discussion in Note 4.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, or the Company’s fiscal year 2015. The Company has reviewed the impact of the final regulations and the anticipated impact to the financial statements is not material.

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

Comprehensive Income:

The Company does not have any comprehensive income items other than net income (loss). The functional currency of the Company’s former Canadian operation was the U.S. dollar.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the condensed consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements (See Note 14).

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

The Lighting Segment includes outdoor, indoor, and landscape lighting utilizing both traditional and LED light sources, that has been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market), and LED solid state digital sports video screens. LED video screens are designed and manufactured by the Company’s Lighting Segment. The Lighting Segment includes the operations of LSI Ohio Operations, LSI Metal Fabrication, LSI MidWest Lighting and LSI Lightron.  These operations have been integrated, have similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to traditional graphics and active digital signage along with the management of media content related to digital signage. These products are used in visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. The Graphics Segment includes the operations of Grady McCauley, LSI Retail Graphics and LSI Integrated Graphic Systems, which have been aggregated as each facility manufactures two-dimensional graphics with the use of screen and digital printing, fabricate three-dimensional structural graphics sold in the multi-site retail, petroleum / convenience store markets and with other markets, and each exhibit similar economic characteristics and meet the other requirements for aggregation in segment reporting.

The Electronic Components Segment designs, engineers and manufactures custom designed electronic circuit boards, assemblies and sub-assemblies, and various products used in other applications including the control of solid-state LED lighting and metal halide lighting.  The Electronic Components Segment includes the operations of LSI ADL Technology as well as LSI Controls (formerly LSI Virticus). LSI ADL Technology sells electronic circuit boards, assemblies and sub-assemblies directly to customers and also has significant inter-segment sales to the Lighting Segment. LSI Controls sells lighting control systems directly to customers and to the Lighting Segment. Products produced by this segment may have applications in the Company’s other LED product lines such as digital scoreboards, advertising ribbon boards and billboards.

The All Other Category includes the Company’s operating segments that historically neither meet the aggregation criteria, nor the criteria to be a separate reportable segment.  The Operations of LSI Images (menu board systems), LSI Adapt (implementation, installation and program management services related to products of the Graphics and Lighting Segments) and LSI Saco Technologies (designed and produced high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting) are combined in the All Other Category. LSI Saco Technologies was sold on September 30, 2014 (See Note 13).

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

There was no concentration of consolidated net sales in the three or six months ended December 31, 2014 or 2013.  There was no concentration of accounts receivable at December 31, 2014 or June 30, 2014.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2014 and June 30, 2014:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2014	2013	2014	2013

Net Sales:
Lighting Segment	$59,848	$57,380	$116,369	$116,851
Graphics Segment	18,740	12,954	32,551	26,962
Electronic Components Segment	4,598	4,073	10,478	9,153
All Other Category	1,529	1,716	3,783	3,643
	$84,715	$76,123	$163,181	$156,609

Operating Income (Loss):
Lighting Segment	$3,964	$2,157	$8,084	$5,968
Graphics Segment	460	(275)	246	(112)
Electronic Components Segment	625	1,041	1,364	2,013
All Other Category	605	124	689	128
Corporate and Eliminations	(3,430)	(1,536)	(5,625)	(3,647)
	$2,224	$1,511	$4,758	$4,350

Capital Expenditures:
Lighting Segment	$599	$696	$1,186	$1,187
Graphics Segment	523	177	857	234
Electronic Components Segment	241	413	280	483
All Other Category	10	10	14	39
Corporate and Eliminations	61	195	67	778
	$1,434	$1,491	$2,404	$2,721

Depreciation and Amortization:
Lighting Segment	$744	$703	$1,482	$1,409
Graphics Segment	251	232	499	453
Electronic Components Segment	310	367	632	733
All Other Category	5	42	38	82
Corporate and Eliminations	242	217	487	292
	$1,552	$1,561	$3,138	$2,969

	December 31, 2014	June 30, 2014
Identifiable Assets:
Lighting Segment	$92,385	$96,499
Graphics Segment	26,230	22,312
Electronic Components Segment	30,093	30,788
All Other Category	4,443	4,987
Corporate and Eliminations	20,627	15,302
	$173,778	$169,888

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2014	2013	2014	2013

Lighting Segment inter-segment net sales	$445	$925	$1,497	$1,823

Graphics Segment inter-segment net sales	$147	$195	$856	$400

Electronic Components inter-segment net sales	$7,675	$9,450	$14,947	$17,954

All Other Category inter-segment net sales	$3,618	$2,037	$5,171	$4,192

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The majority of the Company’s operations are in the United States, with one operation in Canada.  As a result of the sale of LSI Saco Technologies Inc., the Company no longer has a presence in Canada as of September 30, 2014 (See Note 13). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2014	2013	2014	2013
Net Sales (a):
United States	$84,715	$76,060	$163,140	$155,733
Canada	--	63	41	876
	$84,715	$76,123	$163,181	$156,609

	December 31,	June 30,
	2014	2014
Long-lived Assets (b):
United States	$45,980	$45,886
Canada	--	190
	$45,980	$46,076

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long-term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

BASIC EARNINGS PER SHARE

Net income	$1,588	$870	$3,115	$2,735

Weighted average shares outstanding during the period, net of treasury shares (a)	24,124	24,066	24,123	24,062
Weighted average shares outstanding in the Deferred Compensation Plan during the period	325	307	319	301
Weighted average shares outstanding	24,449	24,373	24,442	24,363

Basic earnings per share	$0.06	$0.04	$0.13	$0.11

DILUTED EARNINGS PER SHARE

Net income	$1,588	$870	$3,115	$2,735

Weighted average shares outstanding

Basic	24,449	24,373	24,442	24,363

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	58	254	64	167

Weighted average shares outstanding (c)	24,507	24,627	24,506	24,530

Diluted earnings per share	$0.06	$0.04	$0.13	$0.11

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,377,900 common shares and 1,197,150 common shares at December 31, 2014 and 2013, respectively, and options to purchase 2,371,900 common shares and 1,676,650 common shares at December 31, 2014 and 2013, respectively, were not included in the computation of the three month and six month periods for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2014	2014

Inventories:
Raw materials	$26,781	$30,278
Work-in-process	4,707	5,393
Finished goods	10,579	9,737
Total Inventories	$42,067	$45,408

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2014	2014

Accrued Expenses:
Compensation and benefits	$8,607	$7,134
Customer prepayments	1,272	1,473
Accrued sales commissions	1,838	1,814
Accrued warranty	3,248	2,662
Other accrued expenses	2,966	2,548
Total Accrued Expenses	$17,931	$15,631

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. Based on this assessment, no such potential impairment conditions were noted during the six month periods ended December 31, 2014 and 2013.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

 Goodwill

(In thousands)	Lighting	Graphics	Components	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2014
Goodwill	$34,913	$24,959	$11,621	$6,850	$78,343
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(5,685)	(67,835)
Goodwill, net as of June 30, 2014	135	--	9,208	1,165	10,508

Sale of LSI Saco
Goodwill	--	--	--	(3,119)	(3,119)
Accumulated impairment losses	--	--	--	3,119	3,119
	--	--	--	--	--
Balance as of December 31, 2014
Goodwill	34,913	24,959	11,621	3,731	75,224
Accumulated impairment losses	(34,778)	(24,959)	(2,413)	(2,566)	(64,716)
Goodwill, net as of December 31, 2014	$135	$--	$9,208	$1,165	$10,508

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 13).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2014
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,144	$2,172
Patents	338	102	236
LED technology firmware, software	11,228	10,873	355
Trade name	460	460	--
Non-compete agreements	710	551	159
Total Amortized Intangible Assets	22,052	19,130	2,922

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,130	$6,344

	June 30, 2014
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,412	$2,940
Patents	338	84	254
LED technology firmware, software	11,228	10,832	396
Trade name	460	454	6
Non-compete agreements	710	501	209
Total Amortized Intangible Assets	23,088	19,283	3,805

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,510	$19,283	$7,227

(In thousands)	Amortization Expense of Other Intangible Assets

	December 31, 2014	December 31, 2013

Three Months Ended	$127	$208
Six Months Ended	$275	$406

The Company expects to record annual amortization expense as follows:

(In thousands)

2015	$525
2016	$505
2017	$409
2018	$400
2019	$400
After 2019	$958

NOTE 8  -  REVOLVING LINES OF CREDIT

In April 2014, the Company renewed its $30 million unsecured revolving credit line. The Company also renewed its $5 million unsecured revolving credit line for its Canadian operation. However, this Canadian line of credit was terminated as a result of the sale of LSI Saco Technologies Inc. (see note 13). The line of credit expires in the third quarter of fiscal 2017. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed lines of credit is 15 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of December 31, 2014.

The Company is in compliance with all of its loan covenants as of December 31, 2014.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,688,000 and $2,887,000 in the six months ended December 31, 2014 and 2013, respectively.  In January 2015, the Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable February 17, 2015 to shareholders of record February 10, 2015. The new indicated annual cash dividend rate for fiscal 2015 is $0.08 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,258,156 shares, all of which were available for future grant or award as of December 31, 2014.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of December 31, 2014, a total of 2,867,614 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,778,589 options for common shares were vested and exercisable.  As of December 31, 2014, the approximate unvested stock option expense that will be recorded as expense in future periods is $1,514,863.  The weighted average time over which this expense will be recorded is approximately 37 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Dividend yield	1.17%	--	1.17%	3.33%
Expected volatility	56%	--	56%	53%
Risk-free interest rate	1.64%	--	1.64%	1.66%
Expected life (years)	6.0	--	6.0	5.5

At December 31, 2014, the 593,400 options granted during the first six months of fiscal 2015 to employees had exercise prices ranging from $5.96 to $6.94 per share, fair values ranging from of $2.19 to $3.48 per share, and remaining contractual lives of between nine years nine months and nine years eleven months.

At December 31, 2013, the 421,000 options granted during the first six months of fiscal 2014 to employees had exercise prices of $7.20 per share, fair values of $2.64 per share, and remaining contractual lives of nine years eight months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 2.1% forfeiture rate effective October 1, 2014. Previous estimated forfeiture rates were 2.0% effective April 1, 2014, 2.1% effective January 1, 2014, 2.2% effective July 1, 2013, and 2.3% effective January 1, 2013. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $796,192 and $93,635 of expense related to stock options in the three months ended December 31, 2014 and 2013, respectively, and $881,825 and $779,294 of expense related to stock options in the six months ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Company had 2,842,342 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.97 per share, an aggregate intrinsic value of $554,212 and weighted average remaining contractual terms of 6.3 years.

Information related to all stock options for the six months ended December 31, 2014 and 2013 is shown in the following table:

	Six Months Ended December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	593,400	$6.66
Forfeitures	(378,525)	$9.99
Exercised	(24,725)	$5.84

Outstanding at 12/31/14	2,867,614	$8.95	6.3	$558,591

Exercisable at 12/31/14	1,778,589	$10.24	4.6	$438,785

	Six Months Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	421,000	$7.20
Forfeitures	(25,550)	$10.71
Exercised	(21,900)	$6.41

Outstanding at 12/31/13	2,714,700	$9.55	5.8	$2,707,888

Exercisable at 12/31/13	1,908,337	$10.70	4.5	$1,208,150

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at June 30, 2014	803,138	$2.39
Granted	593,400	$3.23
Vested	(268,763)	$2.23
Forfeited	(38,750)	$2.23
Non-vested at December 31, 2014	1,089,025	$2.90

The weighted average grant date fair value of options granted during the six months ended December 31, 2014 and December 31, 2013 were $3.23 and $2.64, respectively. The aggregate intrinsic value of options exercised during the six months ended December 31, 2014 and 2013 were $22,383 and $59,520, respectively. The aggregate grant date fair value of options that vested during the six months ended December 31, 2014 and 2013 was $598,316 and $737,054, respectively. The Company received $144,352 and $140,404 of cash from employees who exercised options in the six month periods ended December 31, 2014 and 2013, respectively. Additionally, the Company recorded $7,834 as a reduction of federal income taxes payable, $36,575 as an decrease in common stock, $7,690 as a reduction of income tax expense, and $36,718 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 13,800 and 11,575 common shares in the six months ended December 31, 2014 and 2013, respectively, as stock compensation awards. These common shares were valued at their approximate $96,000 and $95,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of December 31, 2014 there were 32 participants, all with fully vested account balances. A total of 327,362 common shares with a cost of $3,053,900, and 307,328 common shares with a cost of $2,914,700 were held in the plan as of December 31, 2014 and June 30, 2014, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $139,100 and $149,800 to purchase 20,034 and 20,157 common shares of the Company in the open stock market during the six months ended December 31, 2014 and 2013, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2015, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 25,000 to 29,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2014	2013
Cash payments:
Interest	$36	$38
Income taxes	$21	$690

Issuance of common shares as compensation	$96	$96

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Virticus, the fair value of the Earn-Out liability was adjusted to zero. The $877,000 reversal of the Earn-Out liability, was recorded in selling and administrative expenses in Corporate and Eliminations. As of December 31, 2014, the maximum potential undiscounted liability related to the Earn-Out is $3 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2015 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2014, there were no standby letter of credit agreements.

NOTE 13 – SALE OF SUBSIDIARY

On September 30, 2014, the Company sold the stock of its wholly owned subsidiary LSI Saco Technologies Inc., located in Montreal, Canada, for $1.9 million cash. The sale resulted in a pre-tax loss of $565,000. As a result of the sale, the Company terminated the $5 million unsecured revolving line of credit for this Canadian operation. LSI Saco reported $41,000 of net customer sales and a $(183,000) operating loss in the first quarter of fiscal 2015 prior to the sale. LSI Saco was reported in the All Other Category. The sale of LSI Saco was not considered the sale of a discontinued operation because the Company migrated most of its manufacturing, research and development, and selling activities from LSI Saco to the Company’s Cincinnati, Ohio location.

NOTE 14 – SEVERANCE COSTS

Pursuant to a management succession agreement entered into in fiscal 2004 as subsequently amended, the Company’s former Chief Executive Officer, Robert J. Ready, relinquished this title and related management responsibilities when the Company hired and appointed a new Chief Executive Officer in October 2014. While Mr. Ready remains on the Company’s Board of Directors, he is no longer Chairman of the Board. This agreement provides for 18 months of compensation to be paid to Mr. Ready, which resulted in a severance charge in the second quarter of fiscal 2015 of $800,000. Severance payments totaling $154,000 were made in the second quarter of fiscal 2015, leaving a severance liability of $646,000 as of December 31, 2014.

In January 2015, the Company initiated a reduction in force and expects to record estimated severance charges of $543,000 and facility exit charges of $33,000 in the third quarter of fiscal 2015. This reduction in force and employee retirements that occurred early in the third quarter of fiscal 2015 represent approximately 8.3% of the Company’s total salaried workforce and approximately $3.7 million of annual total compensation and benefit reductions.

NOTE 15 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	36.1%	40.6%	41.0%	37.9%
Impact of foreign operations	--	(1.8)	(0.2)	(1.0)
Enactment of tax law changes	(6.1)	--	(2.9)	--
Valuation allowances	--	7.9	--	2.8
Uncertain tax positions	(1.3)	(4.1)	(1.2)	(2.9)
Other	(0.3)	(0.6)	(2.4)	--
Effective tax rate	28.4%	42.0%	34.3%	36.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Lighting Segment	$59,848	$57,380	$116,369	$116,851
Graphics Segment	18,740	12,954	32,551	26,962
Electronic Components Segment	4,598	4,073	10,478	9,153
All Other Category	1,529	1,716	3,783	3,643
	$84,715	$76,123	$163,181	$156,609

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Lighting Segment	$3,964	$2,157	$8,084	$5,968
Graphics Segment	460	(275)	246	(112)
Electronic Components Segment	625	1041	1,364	2,013
All Other Category	605	124	689	128
Corporate and Eliminations	(3,430)	(1,536)	(5,625)	(3,647)
	$2,224	$1,511	$4,758	$4,350

Summary Comments

Fiscal 2015 second quarter net sales of $84,715,000 increased $8.6 million or 11.3% as compared to second quarter fiscal 2014. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $2.5 million or 4.3%), increased net sales of the Graphics Segment (up $5.8 million or 44.7%), and increased net sales of the Electronic Components Segment (up $0.5 million or 12.9%). Net sales were unfavorably influenced by decreased net sales of the All Other Category (down $0.2 million or 10.9%).

Fiscal 2015 first half net sales of $163,181,000 increased $6.6 million or 4.2% as compared to the same period of fiscal 2014. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $5.6 million or 20.7%), increased net sales of the Electronic Components Segment (up $1.3 million or 14.5%), and increased net sales of the All Other Category (up $0.1 million or 3.8%). Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $0.5 million or 0.4%).

Fiscal 2015 second quarter operating income of $2,224,000 increased $0.7 million from operating income of $1,511,000 in the same period the prior year. The $0.7 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 22.0% in the second quarter of fiscal 2014 to 24.3% in the second quarter of fiscal 2015, and an increase in selling and administrative expenses.

Fiscal 2015 first half operating income of $4,758,000 increased $0.4 million or 9.4% from operating income of $4,350,000 in the same period the prior year. The $0.4 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 22.9% in the first half of fiscal 2014 to 24.0% in the first half of fiscal 2015, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2015	FY 2014	% Change

First Quarter	$30,922	$25,293	22.30%
Second Quarter	36,956	27,466	34.60%
First Half	67,878	52,759	28.70%
Third Quarter		25,452
Nine Months		78,211
Fourth Quarter		30,210
Full Year		$108,421

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens. Second quarter fiscal 2015 LED net sales of $36,956,000 were up $9.5 million or 34.6% from the same period of the prior year. The $36,956,000 total LED net sales and the $9.5 million increase are primarily the net result of Lighting Segment LED net sales of $36.6 million (up $10 million or 37.4%), which is comprised of $36.6 million of light fixtures having solid-state LED technology and nominal sales related to video screens, and Graphics Segment LED net sales of $0.3 million (down $0.4 million or 57.7%). There were no LED net sales made by All Other Category as a result of the sale of LSI Saco in the first quarter of fiscal 2015. First half fiscal 2015 total LED net sales of $67,678,000 were $15.1 million or 28.7% higher than the same period of the prior year. The $67,878,000 total LED net sales and the $15.1 million increase are primarily the result of Lighting Segment LED net sales of $67.1 million (up $16.5 million or 32.7%), which is comprised of $66.2 million of light fixtures having solid-state LED technology and $0.9 million related to video screens, Graphics Segment LED net sales of $0.8 million (down $0.6 million or 44.5%), and nominal All Other Category LED net sales (down $0.8 million).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income and net income. Adjusted operating income, net income and earnings per share, which exclude the impact of severance costs, the sale of a manufacturing facility, the sale of a subsidiary, and the tax benefit of utilization of a portion of the related long-term capital loss are non-GAAP financial measures. We believe these are useful as a supplemental measure in assessing the operating performance of our business. The measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these non-recurring items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measurements to operating income, net income, and earnings per share reported for the periods indicated.

(in thousands, unaudited)	Second Quarter
	FY 2015	FY 2014
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$2,224	$1,511

Adjustment for Severance Costs	800	--

Adjusted Operating Income	$3,024	$1,511

(in thousands, except per share data; unaudited)	Second Quarter
			Diluted		Diluted
	FY 2015		EPS	FY 2014	EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$1,588		$0.06	$870	$0.04

Adjustment for severance costs, inclusive of the income tax effect	517	(1)	0.02	--	--

Adjusted net income and earnings per share	$2,105		$0.09	$870	$0.04

(1) (283)

(in thousands, unaudited)	First Half
	FY 2015	FY 2014
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$4,758	$4,350

Adjustment for Severance Costs	800	--

Adjustment for the gain on the sale of a manufacturing facility	(343)	--

Adjustment for the loss on sale of a subsidiary	565	--

Adjusted Operating Income	$5,780	$4,350

(in thousands, except per share data; unaudited)	First Half
			Diluted		Diluted
	FY 2015		EPS	FY 2014	EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$3,115		$0.13	$2,735	$0.11

Adjustment for severance costs, inclusive of the income tax effect	517	(1)	0.02	--	--

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	(224	)(2)	(0.01)	--	--

Adjustment for the loss on sale of a subsidiary	565	(3)	0.02	--	--

Income tax effect of utilization of a long-term capital loss	(101)		0	--	--

Adjusted net income and earnings per share	$3,872		$0.16	$2,735	$0.11

(1) (283)

(2) 119

(3) 0

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

Lighting Segment

(In thousands)	Three Months Ended
	December 31
	2014	2013

Net Sales	$59,848	$57,380
Gross Profit	$14,813	$12,374
Operating Income	$3,964	$2,157

Lighting Segment net sales of $59,848,000 in the second quarter of fiscal 2015 increased 4.3% from fiscal 2014 same period net sales of $57,380,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $36.6 million in the second quarter of fiscal 2015, representing an $11.0 million or 43.3% increase from fiscal 2014 second quarter net sales of solid-state LED light fixtures of $25.5 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment’s net sales related to LED video screens were nominal in the second quarter of fiscal 2015, representing a $1.1 million decrease from fiscal 2014 second quarter net sales.

Gross profit of $14,813,000 in the second quarter of fiscal 2015 increased $2.4 million or 19.7% from the same period of fiscal 2014, and increased from 21.2% to 24.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company was able to leverage its sales growth with a larger percentage growth in gross profit. The increase in the amount of gross profit along with higher gross margin as a percentage of sales is due to the net effect of increased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense, increased employee compensation and wage expense ($0.2 million), increased outside service expense ($0.1 million), decreased customer relations expense ($0.2 million), and increased warranty expense ($0.1 million).

Selling and administrative expenses of $10,849,000 in the second quarter of fiscal year 2015 increased $0.6 million or 6.2% from the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefits expense ($0.5 million), increased outside service expense ($0.2 million), decreased research and development expense ($0.7 million), and increased sales commission ($0.7 million).

The Lighting Segment second quarter fiscal 2015 operating income of $3,964,000 increased $1.8 million or 83.7% from operating income of $2,157,000 in the same period of fiscal 2014. This increase of $1.8 million was primarily the net result of increased net sales, an increase in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended December 31
	2014	2013
Net Sales	$18,740	$12,954
Gross Profit	$3,250	$2,049
Operating Income (Loss)	$460	$(275)

Graphics Segment net sales of $18,740,000 in the second quarter of fiscal 2015 increased $5.8 million or 44.7% from fiscal 2014 same period net sales of $12,954,000. The $5.8 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to several petroleum / convenience store customers ($2.1 million net increase), one grocery retailer ($0.6 million increase), one national drug store retailer ($0.3 million decrease), four quick service restaurant chains ($1.9 million net increase), two commercial market customers ($0.6 million increase), one banking customer ($0.6 million increase), and changes in volume or completion of several other graphics programs ($0.3 million net increase). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.3 million in the second quarter of fiscal 2015, representing a $0.4 million or 57.7% decrease from fiscal 2014 net sales of $0.8 million.

Gross profit of $3,250,000 in the second quarter of fiscal 2015 increased $1.2 million or 58.6% from the same period of fiscal 2014. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) increased from 15.6% in the second quarter of fiscal 2014 to 17.2% in the second quarter of fiscal 2015. The change in the amount of gross profit is due to the net effect of increased net sales, lower margins on installation net sales, increased freight costs ($0.3 million), and increased employee compensation and benefit expense ($0.5 million).

Selling and administrative expenses of $2,790,000 in the second quarter of fiscal 2015 increased $0.5 million from the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefits expense ($0.4 million, increased outside service expense ($0.1 million), and decreased commission expense ($0.1 million).

The Graphics Segment second quarter fiscal 2015 operating profit of $460,000 increased $0.7 million from an operating loss of $(275,000) in the same period of fiscal 2014. The $0.7 million increase from a fiscal 2014 operating loss to a fiscal 2015 operating profit was primarily the net result of increased net sales, an increase in gross profit, and increased selling and administrative expenses.

Electronic Components Segment

(In thousands)	Three Months Ended December 31
	2014	2013
Net Sales	$4,598	$4,073
Gross Profit	$1,532	$1,957
Operating Income	$625	$1,041

Electronic Components Segment net sales of $4,598,000 in the second quarter of fiscal 2015 increased $0.5 million or 12.9% from fiscal 2014 same period net sales of $4,073,000. The $0.5 million increase in Electronic Components Segment net sales is primarily the net result of a $0.3 million increase in sales to the transportation market, a $0.2 million decrease in sales to the telecommunication market, a $0.3 million increase in sales to original equipment manufacturers, and a $0.1 million increase in sales to various other markets. While the net customer sales increased, the Electronic Components’ inter-segment sales decreased $1.8 million or 18.8% due to decreased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Company has chosen to outsource some of the components of its circuit board assembly in order to meet the growing demand for LED lighting and to make available production capacity for other LED component parts and assemblies.

Gross profit of $1,532,000 in the second quarter of fiscal 2015 decreased $0.4 million or 21.7% from the same period in fiscal 2014, and decreased from 14.5% to 12.5% as a percentage of net sales (customer plus inter-segment net sales). The $0.4 million decrease in gross profit is due to the net effect of increased customer net sales more than offset by decreased inter-segment sales, and increased employee compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $907,000 in the second quarter of fiscal 2015 was comparable with fiscal 2014 selling and administrative expenses of $916,000. A decrease in amortization expense of $0.1 million was offset by several small cost increases in other cost categories.

The Electronic Components Segment second quarter fiscal 2015 operating income of $625,000 decreased $0.4 million or 40.0% from operating income of $1,041,000 in the same period of fiscal 2014. The $0.4 million decrease in operating income was primarily the net result of increased net customer sales more than offset by decreased inter-segment sales.

All Other Category

(In thousands)	Three Months Ended December 31
	2014	2013
Net Sales	$1,529	$1,716
Gross Profit (Loss)	$879	$543
Operating Income (Loss)	$605	$124

All Other Category net sales of $1,529,000 in the second quarter of fiscal 2015 decreased $0.2 million or 10.9% from fiscal 2014 net sales of $1,716,000. The $0.2 million decrease in the All Other Category net sales is primarily the net result of increased sales of menu board systems ($0.6 million) and decreased project management net sales ($0.7 million). Effective September 30, 2014 with the sale of LSI Saco Technologies Inc., the Company is no longer selling LED video screen and specialty LED lighting to the entertainment and other markets. As a result, there were no sales of this product line in the second quarter of fiscal 2015.While the net customer sales decreased, All Other Category inter-segment sales increased $1.6 million or 77.6% due to increased intercompany project management support.

Gross profit of $879,000 in the second quarter of fiscal 2015 increased $0.3 million or 61.9% from the same period of fiscal 2014. The $0.3 million increase in gross profit is the net result of increased gross profit from increased intersegment sales partially offset by lower net customer sales, and a decrease in employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $274,000 in the second quarter of fiscal 2015 decreased $0.1 million from the same period in fiscal year 2014. The decrease of $0.1 million is primarily the result of decreased employee compensation and benefit expense ($0.1 million).

The All Other Category second quarter fiscal 2015 operating income of $605,000 increased $481,000 from operating income of $124,000 in the same period of fiscal 2014. This $0.5 million increase in operating income was the net result of decreased customer net sales, increased inter-segment sales, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended December 31
	2014	2013
Gross Profit (Loss)	$81	$(166)
Operating (Loss)	$(3,430)	$(1,536)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $3,511,000 in the second quarter of fiscal 2015 increased $2.1 million or 156% from the same period of the prior year. The $2.1 million increase in expense is primarily the result of increased employee compensation and benefit expense ($0.7 million), an increase in legal fee expense ($0.3 million), increased outside service expense ($0.4 million), and $0.8 million in severance costs in the second quarter of fiscal 2015 with no comparable expense in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $6,000 in the second quarter of fiscal 2015 as compared to net interest income of $12,000 in the same period of fiscal 2014. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $630,000 income tax expense in the second quarter of fiscal 2015 represents a consolidated effective tax rate of 28.4%. This is the net result of an year-to-data income tax rate of 35.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, a valuation reserve against New York State tax credits, by a benefit related to uncertain income tax positions, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit. The $629,000 income tax expense in the second quarter of fiscal 2014 represents a consolidated effective tax rate of 42.0%. This is the net result of an income tax rate of 34.6% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, a valuation reserve against New York State tax credits, Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net income of $1,588,000 in the second quarter of fiscal 2015 as compared to net income of $870,000 in the same period of the prior year. The change in net income is primarily the net result of increased net sales, increased gross profit largely due to increased net sales, increased selling and administrative expense, and a lower effective tax rate in fiscal 2015 compared to fiscal 2014. Diluted earnings per share of $0.06 were reported in the second quarter of fiscal 2015 as compared to diluted earnings per share of $0.04 in the same period of fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2015 were 24,507,000 shares as compared to 24,627,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

Lighting Segment

(In thousands)	Six Months Ended
	December 31
	2014	2013

Net Sales	$116,369	$116,851
Gross Profit	$29,043	$26,657
Operating Income	$8,084	$5,968

Lighting Segment net sales of $116,369,000 in the first half of fiscal 2015 decreased 0.4% from fiscal 2014 same period net sales of $116,851,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $66.2 million in the first half of fiscal 2015, representing a 35.9% increase from first half fiscal 2014 net sales of solid-state LED light fixtures of $48.7 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The Lighting Segment's net sales related to LED video screens totaled $0.9 million in the first half of fiscal 2015, representing a 52.8% decrease from first half fiscal 2014 net sales of $1.8 million.

Gross profit of $29,043,000 in the first half of fiscal 2015 increased $2.4 million or 9.0% from the same period of fiscal 2014, and increased from 22.5% to 24.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The Company was able to leverage its sales growth with a larger percentage growth in gross profit. The increase in amount of gross profit is due to the net effect of decreased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense, decreased employee compensation and benefits expense ($0.2 million), increased warranty costs ($0.3 million), decreased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.1 million), increased outside service expense ($0.3 million), and decreased customer relations expense ($0.2 million).

Selling and administrative expenses of $20,959,000 in the first half of fiscal 2014 increased $0.3 million or 1.3% from the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefit expense ($0.4 million), increased sales commission expense ($0.2 million), decreased research and development expense ($0.8 million), increased convention and show expense ($0.1 million), and several other smaller cost increases which resulted in an overall net increase in selling and administrative expenses.

The Lighting Segment first half fiscal 2015 operating income of $8,084,000 increased $2.1 million or 35.4% from operating income of $5,968,000 in the same period of fiscal 2014.  This increase of $2.1 million was the net result of decreased net sales, an increase in gross profit and an increase in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Six Months Ended
	December 31
	2015	2014

Net Sales	$32,551	$26,962
Gross Profit	$5,314	$4,571
Operating Income (Loss)	$246	$(112)

Graphics Segment net sales of $32,551,000 in the first half of fiscal 2015 increased 20.7% from fiscal 2014 same period net sales of $26,962,000.  The $5.6 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($0.7 million net increase), one grocery retailer ($0.1 million increase), one national drug retailer ($0.6 million decrease), three quick-service restaurant chains ($3.1 million net increase), two commercial market customers ($0.7 million increase), one banking customer ($1.0 million increase), and changes in volume or completion of several other graphics programs ($0.6 million net increase). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.8 million in the first half of fiscal 2015, representing a 44.5% decrease from first half fiscal 2014 net sales of $1.5 million.

Gross profit of $5,314,000 in the first half of fiscal 2015 increased $0.7 million or 16.3% from the same period in fiscal 2014, and decreased from 16.7% to 15.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, lower margins on installation sales, increased freight expense, increased outside service expense ($0.1 million), decreased customer relations expense ($0.1 million), and increased compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $5,410,000 in the first half of fiscal 2015 increased $0.7 million or 15.5% from the same period of fiscal 2014 primarily as a result of increased compensation and benefit expense ($0.5 million), increased outside service expense ($0.2 million), and decreased commission expense ($0.1 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2014.

The Graphics Segment first half fiscal 2015 operating income of $246,000 increased from an operating loss of $(112,000) in the same period of fiscal 2014 and is the net result of increased gross profit from higher net sales, increased selling and administrative expenses, and a gain on the sale of a facility.

Electronic Components Segment

(In thousands)	Six Months Ended
	December 31
	2014	2013

Net Sales	$10,478	$9,153
Gross Profit	$3,333	$3,898
Operating Income (Loss)	$1,364	$2,013

Electronic Components Segment net sales of $10,478,000 in the first half of fiscal 2015 increased 14.5% from fiscal 2014 same period net sales of $9,153,000.  The $1.3 million increase in Electronic Components Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $0.7 million increase in sales to the transportation market, a $0.6 million increase in sales to original equipment manufacturers, and a $0.5 million increase in sales to various other markets. While the net customer sales increased, the Electronic Components’ inter-segment sales decreased $3.0 million or 16.7% due to decreased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Company has chosen to outsource some of the components of its circuit board assembly in order to meet the growing demand for LED lighting and to make available production capacity for other LED component parts and assemblies.

Gross profit of $3,333,000 in the first half of fiscal 2015 decreased $0.6 million or 15.0% from the same period of fiscal 2014, and decreased from 14.4% to 13.1% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.6 million decrease in amount of gross profit is due to the net effect of increased customer net sales, decreased inter-segment sales, increased employee compensation and benefits expense ($0.2 million), and decreased supplies expense ($0.1 million).

Selling and administrative expenses of $1,969,000 in the first half of fiscal 2015 increased $84,000 or 4.5% from the same period of fiscal 2014 primarily as the result of an increase in employee compensation and benefit expense ($0.2 million), a decrease in research and development expense ($0.1 million), and a decrease in amortization expense ($0.1 million).

The Electronic Components Segment first half fiscal 2015 operating income of $1,364,000 decreased $0.6 million or 32.2% from operating income of $2,013,000 in the same period of fiscal 2014. The decrease of $0.6 million was the net result of increased net customer sales, decreased inter-segment sales, decreased gross profit, and increased selling and administrative expenses.

All Other Category

(In thousands)	Six Months Ended
	December 31
	2014	2013

Net Sales	$3,783	$3,643
Gross Profit (Loss)	$1,463	$1,079
Operating Income (Loss)	$689	$128

All Other Category net sales of $3,783,000 in the first half of fiscal 2015 increased $0.1 million or 3.8% from fiscal 2014 net sales of $3,643,000. The $0.1 million increase in the All Other Category net sales is primarily the net result of increased sales of menu board systems ($2.0 million), decreased net sales of LED video screen and specialty LED lighting sales to the entertainment and other markets ($0.8 million), and decreased project management net sales ($1.0 million). Effective September 30, 2014 with the sale of LSI Saco Technologies Inc., the Company is no longer selling LED video screen and specialty LED lighting to the entertainment and other markets. As a result, there were no sales of this product line in the second quarter of fiscal 2015. In addition to the increase in customer net sales, All Other Category inter-segment sales increased $1.0 million or 23.4% due mostly to increased intercompany project management support.

The gross profit of $1,463,000 in the first half of fiscal 2015 increased $0.4 million or 35.6% from the same period of fiscal 2014, and increased from 13.8% to 16.3% as a percentage of Electronic Components Segment net sales (customer plus inter-segment net sales). The $0.4 million increase in amount of gross profit is the net result of increased customer net sales, increased inter-segment sales, and decreased employee compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $774,000 in the first half of fiscal 2015 decreased $0.2 million or 18.6% as compared to the same period of the prior year.  The decrease in selling and administrative expenses is primarily the net result of decreased employee compensation and benefit expense ($0.2 million), partially offset by increased research and development expense ($0.1 million).

The All Other Category first half fiscal 2015 operating income of $689,000 increased 438% from operating income of $128,000 in the same period of fiscal 2014. The $0.6 million increase was the result of increased customer net sales, increased inter-segment sales, an increase in gross margin, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Six Months Ended
	December 31
	2014	2013

Gross Profit (Loss)	$10	$(326)
Operating (Loss)	$(5,625)	$(3,647)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $5,070,000 in the first half of fiscal 2015 increased $1.7 million or 52.7% from the same period of the prior year. The increase in expense is primarily the result of increased employee compensation and benefit expense ($0.2 million), an increase in legal fee expense ($0.3 million), increased outside service expense ($0.5 million), increased depreciation expense ($0.2 million), increased research and development expense ($0.1 million), and $0.8 million in severance cost in the second quarter of fiscal 2015 with no comparable expense in fiscal 2014. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $14,000 in the first half of fiscal 2015 as compared to net interest expense of $24,000 in the same period of fiscal 2014. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $1,629,000 income tax expense in the first half of fiscal 2015 represents a consolidated effective tax rate of 34.3%. This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, by a full valuation reserve on the Company’s Canadian tax position and certain Canadian tax credits both occurring in the first quarter, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit. The $1,591,000 income tax expense in the first half of fiscal 2014 represents a consolidated effective tax rate of 36.8%.  This is the net result of an income tax rate of 34.6% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $3,115,000 in the first half of fiscal 2015 compared to net income of $2,735,000 in the same period of the prior year.  The $380,000 increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014, and increased income tax expense.  Diluted earnings per share of $0.13 was reported in the first half of fiscal 2015 as compared to diluted earnings per share of $0.11 in the same period of fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2015 was 24,506,000 shares as compared to 24,530,000 shares in the same period last year.

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

At December 31, 2014, the Company had working capital of $80.2 million, compared to $76.8 million at June 30, 2014. The ratio of current assets to current liabilities was 3.61 to 1 as compared to a ratio of 3.62 to 1 at June 30, 2014. The $3.4 million increase in working capital from June 30, 2014 to December 31, 2014 was primarily related to the net effect of increased cash and cash equivalents ($9.0 million), increased net accounts receivable ($1.3 million), and decreased accounts payable ($0.8 million), partially offset by an increase in accrued expenses ($2.3 million), a decrease in net inventory ($3.3 million), a decrease in refundable income taxes ($1.9 million), and a decrease in other current assets ($0.3 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $10.7 million of cash from operating activities in the first half of fiscal 2015 as compared to a generation of cash of $8.5 million in the same period of the prior year. This $2.2 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in inventory (favorable change of $7.6 million), a greater decrease in refundable income tax (favorable change of $0.7 million), a decrease rather than an increase in customer prepayments (unfavorable change of $2.6 million), an increase rather than a decrease in accrued expenses and other (favorable change of $3.3 million), a decrease rather than an increase in accounts payable (unfavorable change of $1.2), an increase rather than a decrease in accounts receivable (unfavorable change of $6.8 million), an increase in depreciation and amortization expense (favorable change of $0.2 million), an increase in net income (favorable change of $0.4 million), a loss on the sale of a subsidiary (favorable change of $0.6 million), and an increase in the gain recognized on the sale of fixed assets, which includes the sale of a facility (unfavorable change of $0.3 million).

Net accounts receivable were $44.1 million and $42.8 million at December 31, 2014 and June 30, 2014, respectively. The increase of $1.3 million in net receivables is due to a higher amount of net sales in the latter two months of the second quarter of fiscal 2015 as compared to the latter two months of the fourth quarter of fiscal 2014. DSO increased to 51 days at December 31, 2014 from 50 days at June 30, 2014. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $42.1 million at December 31, 2014 decreased $3.3 million from June 30, 2014 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in the first half of fiscal 2014 in the Lighting Segment of approximately $3.0 million and the Electronic Components Segment of approximately $0.2 million, and a net inventory decrease occurred in the All Other Category of approximately $0.1 million. An additional decrease of $0.3 million in inventory in the All Other Category occurred due to the sale of LSI Saco in the first quarter of fiscal 2015.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank group, with all of the $30 million of the credit line available as of January 27, 2015. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2017. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2015 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company's investing activities provided cash of $0.04 million in the first half of fiscal 2015 as compared to a use of $2.7 million in the same period of the prior year, resulting in a favorable change of $2.7 million. Capital expenditures for the first half of fiscal 2015 decreased $0.3 million to $2.4 million from the same period in fiscal 2014. The largest components of the fiscal 2015 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segments. The Company also recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities of $950,000 in fiscal 2015 compared to proceeds of $25,000 from the sale of miscellaneous fixed assets in fiscal 2014. The Company also recorded net proceeds from the sale of its subsidiary in Montreal of $1.5 million with no comparable transaction in fiscal 2014.

The Company used $1.7 million of cash related to financing activities in the first half of fiscal 2015 and $2.9 million in the first half of fiscal 2014. Dividends paid to shareholders represent most of the cash used in financing activities and represents most of the difference in cash used between the two fiscal years. The Company lowered its dividend payout to $0.01 per share per quarter for the dividend paid for the first quarter of fiscal 2015, down from $0.06 per share per quarter for the first quarter of fiscal 2014.

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

Cash Dividends

In January 2015, the Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable February 17, 2015 to shareholders of record as of February 10, 2015. The indicated annual cash dividend rate for fiscal 2015 is $0.08 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Shipping and handling revenue coincides with the recognition of revenue from the sale of the product.

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

In accordance with Exchange Act Rule 13a-15(b), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. In conducting this evaluation as of September 30, 2014 and December 31, 2014, the Company concluded there was a material weakness in the design and operating effectiveness of its internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, the Company also has concluded that its disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was not accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting:

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

Remediation of Material Weakness

The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness, having taken a number of actions to remediate the material weakness. Among other things, we have:

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

In addition, with the oversight of the Audit Committee of the Company’s Board of Directors, management took additional steps and measures to conduct further review of the Company’s internal control over financial reporting in selected areas to ensure the following: 1) the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions, 2) the Company’s internal controls are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements, and 3) appropriate evidence is maintained to support the operating effectiveness of internal controls. We incurred additional costs in the second fiscal quarter and expect to incur some additional costs in the third fiscal quarter to conduct this review and implement new policies and procedures, as may be necessary or appropriate, and to remediate the previously identified material weakness, including testing of the new controls. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. The identified material weakness in internal control will not be considered fully addressed until the new internal controls have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14 to 10/31/14	1,476	$7.19	1,476	(1)
11/1/14 to 11/30/14	1,232	$6.85	1,232	(1)
12/1/14 to 12/31/14	1,343	$6.65	1,343	(1)
Total	4,051	$6.91	4,051	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 475,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2014, the Plan held 327,362 common shares of the Company and had distributed 137,343 common shares.

ITEM 6.  EXHIBITS

Exhibits:

10.1           LSI Industries Inc. Amended and Restated 2012 Stock Incentive Plan as of November 20, 2014

10.2           LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014)

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
February 5, 2015