Form 10-Q
period 2015-03-31
LSI INDUSTRIES INC
filed 2015-05-01
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

As of April 27, 2015 there were 24,238,684 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2015	2014	2015	2014

Net sales	$68,603	$68,996	$231,784	$225,605

Cost of products and services sold	52,298	55,281	176,316	176,011

Gross profit	16,305	13,715	55,468	49,594

Loss on sale of subsidiary (see Note 13)	--	--	565	--

Gain on sale of building	--	--	(343)	--

Selling and administrative expenses	15,723	14,661	49,906	46,190

Operating income (loss)	582	(946)	5,340	3,404

Interest (income)	(8)	(2)	(17)	(16)

Interest expense	11	19	34	57

Income (loss) before income taxes	579	(963)	5,323	3,363

Income tax expense	186	46	1,815	1,637

Net income (loss)	$393	$(1,009)	$3,508	$1,726

Earnings (loss) per common share (see Note 4)
Basic	$0.02	$(0.04)	$0.14	$0.07
Diluted	$0.02	$(0.04)	$0.14	$0.07

Weighted average common shares outstanding
Basic	24,528	24,401	24,470	24,376
Diluted	24,643	24,401	24,550	24,545

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31,	June 30,
	2015	2014

ASSETS

Current Assets

Cash and cash equivalents	$27,966	$9,013

Accounts receivable, less allowance for doubtful accounts of $438 and $294, respectively	35,403	42,753

Inventories	42,583	45,408

Refundable income taxes	29	1,973

Asset held for sale	--	611

Other current assets	6,282	6,319

Total current assets	112,263	106,077

Property, Plant and Equipment, at cost
Land	6,952	6,918
Buildings	37,613	37,027
Machinery and equipment	76,300	75,533
Construction in progress	611	221
	121,476	119,699
Less accumulated depreciation	(78,091)	(75,417)
Net property, plant and equipment	43,385	44,282

Goodwill	10,508	10,508

Other Intangible Assets, net	6,219	7,227

Other Long-Term Assets, net	1,823	1,794

Total assets	$174,198	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2015	2014

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,900	$13,658
Accrued expenses	19,270	15,631

Total current liabilities	31,170	29,289

Other Long-Term Liabilities	1,592	2,187

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,232,699 and 24,122,284 shares, respectively	105,752	104,064
Retained earnings	35,684	34,348

Total shareholders’ equity	141,436	138,412

Total liabilities & shareholders’ equity	$174,198	$169,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2015	2014
Cash Flows from Operating Activities
Net income	$3,508	$1,726
Non-cash items included in net income
Depreciation and amortization	4,728	4,583
Deferred income taxes	(584)	284
Deferred compensation plan	62	57
Stock option expense	1,153	896
Issuance of common shares as compensation	144	144
(Gain) on disposition of building	(343)	--
(Gain) on disposition of fixed assets	(2)	(18)
Loss on sale of subsidiary	565	--
Allowance for doubtful accounts	268	88
Inventory obsolescence reserve	1,093	973

Changes in certain assets and liabilities:
Accounts receivable	6,579	8,442
Inventories	901	(5,459)
Refundable income taxes	1,885	365
Accounts payable	(1,884)	(534)
Accrued expenses and other	4,340	(1,782)
Customer prepayments	(625)	1,064
Net cash flows provided by operating activities	21,788	10,829

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,439)	(4,528)
Proceeds from sale of subsidiary, net of cash sold	1,494	--
Proceeds from sale of fixed assets	953	250
Net cash flows (used in) investing activities	(992)	(4,278)

Cash Flows from Financing Activities
Cash dividends paid	(2,172)	(4,333)
Proceeds and tax benefits from exercises of stock options	401	351
Purchase of treasury shares	(165)	(166)
Issuance of treasury shares	93	64
Net cash flows (used in) financing activities	(1,843)	(4,084)

Increase in cash and cash equivalents	18,953	2,467

Cash and cash equivalents at beginning of period	9,013	7,949

Cash and cash equivalents at end of period	$27,966	$10,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2015, the results of its operations for the three and nine month periods ended March 31, 2015 and 2014, and its cash flows for the nine month periods ended March 31, 2015 and 2014. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2014 Annual Report on Form 10-K.  Financial information as of June 30, 2014 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31,	June 30,
	2015	2014

Accounts receivable	$35,841	$43,047
less Allowance for doubtful accounts	(438)	(294)
Accounts receivable, net	$35,403	$42,753

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of March 31, 2015 and June 30, 2014, the Company had bank balances of $29,925,000 and $12,367,000, respectively, without insurance coverage. Of these amounts, $741,000 was held in foreign bank accounts as of June 30, 2014. As a result of the sale of LSI Saco Technologies Inc., there are no longer cash accounts in foreign banks as of March 31, 2015 (See Note 13).

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

The Company recorded $1,465,000 and $1,409,000 of depreciation expense in the third quarter of fiscal 2015 and 2014, respectively, and $4,328,000 and $3,972,000 of depreciation expense in the first nine months of fiscal 2015 and 2014, respectively.

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

Product Warranties:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2015	2014	2014

Balance at beginning of the period	$2,662	$1,424	$1,424
Additions charged to expense	2,588	2,395	3,816
Deductions for repairs and replacements	(1,799)	(1,871)	(2,578)
Sale of subsidiary	(3)	--	--
Balance at end of the period	$3,448	$1,948	$2,662

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,096,000 and $1,973,000 for the three months ended March 31, 2015 and 2014, respectively, and $4,397,000 and $6,054,000 for the nine months ended March 31, 2015 and 2014, respectively.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average of common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 440,000 shares and 306,000 shares for the three months ended March 31, 2015 and 2014, respectively, and 401,000 shares and 472,000 shares for the nine months ended March 31, 2015 and 2014, respectively. See further discussion of earnings per share in Note 4.

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

NOTE 3 - SEGMENT REPORTING INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. With a new Chief Executive Officer and a new view on how the Company will be managed, the Company has realigned its operating segments to be in alignment with the financial information now received by the CODM. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations will also be reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period segment information has been revised so as to be comparable with the new segment reporting structure.

The changes made and realignment of the Company’s operating segments involved the following:

1)	The segment formerly known as the Electronic Components Segment was renamed as the Technology Segment.
2)	The LED Video Screen product line was moved out of the Lighting Segment and into the Technology Segment.
3)	The Company’s installation management business (LSI Adapt) and the menu board business (LSI Images) were moved out of the All Other Category and into the Graphics Segment.

The Lighting Segment includes outdoor, indoor, and landscape lighting utilizing both traditional and LED light sources, that have been fabricated and assembled for the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market).

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements related to traditional graphics, active digital signage along with the management of media content related to digital signage, and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets, including the petroleum / convenience store market, multi-site retail operations, banking, and restaurants. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

The Technology Segment designs and manufactures electronic circuit boards, assemblies and sub-assemblies, various control system products used in other applications (including the control of solid-state LED lighting and metal halide lighting), and solid state LED video screens, scoreboards and advertising ribbon boards. This operating segment sells its products directly to customers (primarily in the transportation, original equipment manufacturers and medical markets) and also has significant inter-segment sales to the Lighting Segment.

The All Other Category includes only the Company’s former subsidiary that designed and produced high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting. This subsidiary was sold on September 30, 2014 (See Note 13).

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

There was no concentration of consolidated net sales in the three or nine months ended March 31, 2015 or 2014.  There was no concentration of accounts receivable at March 31, 2015 or June 30, 2014.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2015 and June 30, 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2015	2014	2015	2014
Net Sales:
Lighting Segment	$48,865	$52,553	$164,382	$167,595
Graphics Segment	13,363	10,638	49,656	40,367
Technology Segment	6,375	5,520	17,705	16,482
All Other Category	--	285	41	1,161
	$68,603	$68,996	$231,784	$225,605

Operating Income (Loss):
Lighting Segment	$2,913	$2,219	$11,230	$8,680
Graphics Segment	(320)	(1,577)	798	(1,150)
Technology Segment	855	108	1,986	1,628
All Other Category	--	(231)	(183)	(642)
Corporate and Eliminations	(2,866)	(1,465)	(8,491)	(5,112)
	$582	$(946)	$5,340	$3,404

Capital Expenditures:
Lighting Segment	$319	$1,605	$1,529	$2,792
Graphics Segment	29	127	935	361
Technology Segment	97	72	448	555
All Other Category	--	--	4	39
Corporate and Eliminations	437	3	523	781
	$882	$1,807	$3,439	$4,528

Depreciation and Amortization:
Lighting Segment	$778	$688	$2,229	$2,062
Graphics Segment	262	246	768	704
Technology Segment	281	395	944	1,163
All Other Category	--	42	31	119
Corporate and Eliminations	269	243	756	535
	$1,590	$1,614	$4,728	$4,583

	March 31, 2015	June 30, 2014
Identifiable Assets:
Lighting Segment	$84,367	$93,847
Graphics Segment	26,384	24,425
Technology Segment	31,081	33,440
All Other Category	--	2,860
Corporate and Eliminations	32,366	15,316
	$174,198	$169,888

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2015	2014	2015	2014

Lighting Segment inter-segment net sales	$533	$486	$2,030	$2,379

Graphics Segment inter-segment net sales	$132	$482	$388	$921

Technology Segment inter-segment net sales	$6,788	$8,116	$21,735	$26,070

All Other Category inter-segment net sales	$--	$795	$308	$1,781

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The Company’s operations are in the United States, with one operation previously in Canada.  As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 13). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2015	2014	2015	2014
Net Sales (a):
United States	$68,603	$68,711	$231,743	$224,444
Canada	--	285	41	1,161
	$68,603	$68,996	$231,784	$225,605

	March 31,	June 30,
	2015	2014
Long-lived Assets (b):
United States	$45,208	$45,886
Canada	--	190
	$45,208	$46,076

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long-term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$393	$(1,009)	$3,508	$1,726

Weighted average shares outstanding during the period, net of treasury shares (a)	24,203	24,095	24,149	24,073
Weighted average shares outstanding in the Deferred Compensation Plan during the period	325	306	321	303
Weighted average shares outstanding	24,528	24,401	24,470	24,376

Basic earnings (loss) per share	$0.02	$(0.04)	$0.14	$0.07

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$393	$(1,009)	$3,508	$1,726

Weighted average shares outstanding

Basic	24,528	24,401	24,470	24,376

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	115	--	80	169

Weighted average shares outstanding (c)	24,643	24,401	24,550	24,545

Diluted earnings (loss) per share	$0.02	$(0.04)	$0.14	$0.07

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,729,273 common shares and 1,235,650 common shares at March 31, 2015 and 2014, respectively, and options to purchase 2,272,823 common shares and 1,687,650 common shares at March 31, 2015 and 2014, respectively, were not included in the computation of the three month and nine month periods for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2015	2014

Inventories:
Raw materials	$27,832	$30,278
Work-in-process	4,913	5,393
Finished goods	9,838	9,737
Total Inventories	$42,583	$45,408

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2015	2014

Accrued Expenses:
Compensation and benefits	$10,728	$7,134
Customer prepayments	848	1,473
Accrued sales commissions	1,424	1,814
Accrued warranty	3,448	2,662
Other accrued expenses	2,822	2,548
Total Accrued Expenses	$19,270	$15,631

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

As part of the realignment of the Company’s operating segments, the reporting units defined in the annual goodwill impairment testing were reassessed and it was determined that the Company has three reporting units that contain goodwill.  The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing.  These include operating results, forecasts, anticipated future cash flows and marketplace data, to name a few.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

As of March 1, 2015, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The preliminary goodwill impairment test in the Lighting Segment passed with a business enterprise value that was $36.2 million or 45% above the carrying value of this reporting unit. The preliminary goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $4.0 million or 344% above the carrying value of the reporting unit. The preliminary goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $14.9 million or 58% above the carrying value of this reporting unit. The impairment test is expected to be completed in the fourth quarter of fiscal 2015. It is anticipated that the results of the test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2014
Goodwill	$34,913	$28,690	$11,621	$3,119	$78,343
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(3,119)	(67,835)
Goodwill, net as of June 30, 2014	135	1,165	9,208	--	10,508

Sale of LSI Saco
Goodwill	--	--	--	(3,119)	(3,119)
Accumulated impairment losses	--	--	--	3,119	3,119
	--	--	--	--	--
Balance as of March 31, 2015
Goodwill	34,913	28,690	11,621	--	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of December 31, 2014	$135	$1,165	$9,208	$--	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2015 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value that was $6.6 million or 192% above its carrying value. The impairment test is expected to be completed in the fourth quarter of fiscal 2015. It is anticipated that the results of the test will not change when the test is complete.

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 13).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2015
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,216	$2,100
Patents	338	111	227
LED technology firmware, software	11,228	10,891	337
Trade name	460	460	--
Non-compete agreements	710	577	133
Total Amortized Intangible Assets	22,052	19,255	2,797

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,255	$6,219

	June 30, 2014
	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,412	$2,940
Patents	338	84	254
LED technology firmware, software	11,228	10,832	396
Trade name	460	454	6
Non-compete agreements	710	501	209
Total Amortized Intangible Assets	23,088	19,283	3,805

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,510	$19,283	$7,227

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2015	March 31, 2014

Three Months Ended	$125	$205
Nine Months Ended	$400	$611

The Company expects to record annual amortization expense as follows:

(In thousands)

2015	$525
2016	$505
2017	$409
2018	$400
2019	$400
After 2019	$958

NOTE 8  -  REVOLVING LINE OF CREDIT

In March 2015, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2018. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of March 31, 2015.

The Company is in compliance with all of its loan covenants as of March 31, 2015.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $2,172,000 and $4,333,000 in the nine months ended March 31, 2015 and 2014, respectively.  In April 2015, the Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable May 12, 2015 to shareholders of record May 5, 2015. The new indicated annual cash dividend rate is $0.12 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaces all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,311,983 shares, all of which were available for future grant or award as of March 31, 2015.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of March 31, 2015, a total of 2,727,387 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,650,439 options for common shares were vested and exercisable.  As of March 31, 2015, the approximate unvested stock option expense that will be recorded as expense in future periods is $1,467,217.  The weighted average time over which this expense will be recorded is approximately 38 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

Dividend yield	0.83%	2.84%	1.11%	3.32%
Expected volatility	53%	60%	56%	53%
Risk-free interest rate	1.57%	1.71%	1.63%	1.66%
Expected life	6.0 yrs.	5.5 yrs.	6.0 yrs.	5.5 yrs.

At March 31, 2015, the 713,323 options granted during the first nine months of fiscal 2015 to employees had exercise prices ranging from $5.96 to $7.88 per share, fair values ranging from of $2.19 to $3.49 per share, and remaining contractual lives of between nine years six months and nine years eleven months.

At March 31, 2014, the 436,000 options granted during the first nine months of fiscal 2014 to employees had exercise prices ranging from $7.20 to $8.44 per share, fair values ranging from $2.64 to $3.64 per share, and remaining contractual lives of between nine years five months and nine years nine months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective January 1, 2015. Previous estimated forfeiture rates were 2.1% effective October 1, 2014, 2.0% effective April 1, 2014, 2.1% effective January 1, 2014, 2.2% effective July 1, 2013, and 2.3% effective January 1, 2013. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $271,669 and $116,686 of expense related to stock options in the three months ended March 31, 2015 and 2014, respectively, and $1,153,494 and $895,980 of expense related to stock options in the nine months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, the Company had 2,701,380 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.86 per share, an aggregate intrinsic value of $2,484,958 and weighted average remaining contractual terms of 6.3 years.

Information related to all stock options for the nine months ended March 31, 2015 and 2014 is shown in the following table:

	Nine Months Ended March 31, 2015
		Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	713,323	$6.76
Forfeitures	(559,525)	$10.23
Exercised	(103,875)	$6.01

Outstanding at 3/31/15	2,727,387	$8.84	6.3	$2,519,836

Exercisable at 3/31/15	1,650,439	$10.15	4.5	$1,099,822

	Nine Months Ended March 31, 2014
		Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	436,000	$7.24
Forfeitures	(25,550)	$10.71
Exercised	(52,611)	$6.27

Outstanding at 3/31/14	2,698,989	$9.58	5.6	$1,934,534

Exercisable at 3/31/14	1,893,351	$10.75	4.3	$840,740

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at June 30, 2014	803,138	$2.39
Granted	713,323	$3.26
Vested	(339,763)	$2.29
Forfeited	(99,750)	$2.62
Non-vested at March 31, 2015	1,076,948	$2.98

The weighted average grant date fair value of options granted during the nine months ended March 31, 2015 and March 31, 2014 were $3.26 and $2.67, respectively. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2015 and 2014 were $126,203 and $127,104, respectively. The aggregate grant date fair value of options that vested during the nine months ended March 31, 2015 and 2014 was $777,436 and $775,937, respectively. The Company received $624,248 and $329,777 of cash from employees who exercised options in the nine month periods ended March 31, 2015 and 2014, respectively. In the first nine months of fiscal 2015 the Company recorded $44,071 as a reduction of federal income taxes payable, $223,003 as a decrease in common stock, $18,473 as a reduction of income tax expense, and $248,601 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first nine months of fiscal 2014 the Company recorded $43,283 as a reduction of federal income taxes payable, $21,195 as an increase in common stock, $23,621 as a reduction of income tax expense, and $8,045 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 21,050 and 17,205 common shares in the nine months ended March 31, 2015 and 2014, respectively, as stock compensation awards. These common shares were valued at their approximate $144,000 and $144,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of March 31, 2015 there were 30 participants, all with fully vested account balances. A total of 321,838 common shares with a cost of $2,986,498, and 307,328 common shares with a cost of $2,914,700 were held in the plan as of March 31, 2015 and June 30, 2014, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $165,100 and $165,500 to purchase 23,519 and 22,011 common shares of the Company in the open stock market during the nine months ended March 31, 2015 and 2014, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2015, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 26,000 to 28,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2015	2014
Cash payments:
Interest	$37	$57
Income taxes	$811	$1,136

Issuance of common shares as compensation	$144	$144

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability of $877,000 was recorded based on the fair value of estimated Earn-Out payments. This discounted liability is to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Controls (fka, LSI Virticus), the fair value of the Earn-Out liability was adjusted to zero. The $877,000 reversal of the Earn-Out liability was recorded in selling and administrative expenses in Corporate and Eliminations. As of March 31, 2015, the maximum potential undiscounted liability related to the Earn-Out is $3 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2015 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2015, there were no standby letter of credit agreements.

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

NOTE 14 – SEVERANCE COSTS

Pursuant to a management succession agreement entered into in fiscal 2004 as subsequently amended, the Company’s former Chief Executive Officer, Robert J. Ready, relinquished this title and related management responsibilities when the Company hired and appointed a new Chief Executive Officer in October 2014. Mr. Ready remained on the Company’s Board of Directors until his death in March 2015, but was no longer Chairman of the Board following the November 2014 Annual Meeting of Shareholders. The management succession agreement provided for 18 months of compensation to be paid to Mr. Ready, which resulted in a severance charge in the second quarter of fiscal 2015 of $800,000. Severance payments totaling $224,000 were made in the second and third quarters of fiscal 2015. The remaining $576,000 severance liability was recognized as income when Mr. Ready died in March 2015. Pursuant to the management succession agreement a $1 million self-insured death benefit was accrued in the third quarter of fiscal 2015 for a payment that is expected to be made in the fourth quarter of fiscal 2015 to Mr. Ready’s beneficiary.

In January 2015, the Company initiated a reduction in force and recorded severance charges of $340,000 and facility exit charges of $21,200 in the third quarter of fiscal 2015. This reduction in force and employee retirements that occurred early in the third quarter of fiscal 2015 represented approximately 8.3% of the Company’s total salaried workforce and approximately $3.7 million of annual total compensation and benefit reductions.

The fiscal 2015 activity in the Company’s Accrued Severance Liability is as follows for the nine months ended March 31, 2015:

(In thousands)
Balance at June 30, 2014	$--
Accrual of expense	1,297
Payments	(530)
Adjustments	(635)
Balance at March 31, 2015	$132

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	45.0%	23.1%	41.4%	42.2%
Impact of foreign operations	--	1.8	(0.2)	(1.8)
Enactment of tax law changes	--	--	(2.6)	--
Valuation allowances	--	(37.6)	--	14.3
Uncertain tax positions	(0.9)	6.2	(1.2)	(5.5)
Other	(12.0)	1.7	(3.3)	(0.5)
Effective tax rate	32.1%	(4.8)%	34.1%	48.7%

For the three month period ended March 31, 2015, a reconciling item to the effective tax rate described as “Other” directly relates to a tax benefit that was realized upon filing the fiscal year 2014 Federal income tax return.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

Lighting Segment	$48,865	$52,553	$164,382	$167,595
Graphics Segment	13,363	10,638	49,656	40,367
Technology Segment	6,375	5,520	17,705	16,482
All Other Category	--	285	41	1,161
	$68,603	$68,996	$231,784	$225,605

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

Lighting Segment	$2,913	$2,219	$11,230	$8,680
Graphics Segment	(320)	(1,577)	798	(1,150)
Technology Segment	855	108	1,986	1,628
All Other Category	--	(231)	(183)	(642)
Corporate and Eliminations	(2,866)	(1,465)	(8,491)	(5,112)
	$582	$(946)	$5,340	$3,404

Summary Comments

In the second quarter of fiscal 2015, the Company hired a new Chief Executive Officer (“CEO”) to replace its previous CEO. With a new Chief Executive Officer who serves as the new chief operating decision maker (“CODM”) and a new view on how the Company will be managed, the Company has realigned its operating segments to be in alignment with the financial information received by the CODM. This realignment of the operating segments occurred in the third quarter of fiscal 2015. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations will also be reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period business segment information has been revised so as to be comparable with the new reporting structure.

The changes made and realignment of the Company’s operating segments involved the following:

1)	The segment formerly known as the Electronic Components Segment was renamed as the Technology Segment.
2)	The LED Video Screen product line was moved out of the Lighting Segment and into the Technology Segment.
3)	The Company’s installation management business (LSI Adapt) and the menu board business (LSI Images) were moved out of the All Other Category and into the Graphics Segment.

Also in the third quarter of fiscal 2015, the Company initiated a reduction in force. This reduction in force and employee retirements that occurred early in the third quarter of fiscal 2015 represented approximately 8.3% of the Company’s total salaried workforce and approximately $3.7 million of annual total compensation and benefit reductions.

Fiscal 2015 third quarter net sales of $68,603,000 decreased $0.4 million or 0.6% as compared to third quarter fiscal 2014. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $2.7 million or 25.6%) and increased net sales of the Technology Segment (up $0.9 million or 15.5%). Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $3.7 million or 7.0%) and by decreased net sales of the All Other Category (down $0.3 million to zero sales in fiscal 2015 due to the sale of Saco in the first quarter of fiscal 2015).

Fiscal 2015 nine month net sales of $231,784,000 increased $6.2 million or 2.7% as compared to the same period of fiscal 2014. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $9.3 million or 23.0%) and increased net sales of the Technology Segment (up $1.2 million or 7.4%). Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $3.2 million or 1.9%) and by decreased net sales of the All Other Category (down $1.1 million or 96.5% due to the sale of LSI Saco in the first quarter of fiscal 2015).

Fiscal 2015 third quarter operating income of $582,000 increased $1.5 million from an operating loss of $ (946,000) in the same period the prior year. The $1.5 million increase in operating income was the net result of decreased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 19.9% in the third quarter of fiscal 2014 to 23.8% in the third quarter of fiscal 2015, and an increase in selling and administrative expenses.

Fiscal 2015 nine month operating income of $5,340,000 increased $1.9 million or 56.9% from operating income of $3,404,000 in the same period the prior year. The $1.9 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 22.0% in the first nine months of fiscal 2014 to 23.9% in the first nine months of fiscal 2015, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below. In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2015	FY 2014	% Change

First Quarter	$30,922	$25,293	22.3%
Second Quarter	36,956	27,466	34.6%
First Half	67,878	52,759	28.7%
Third Quarter	29,524	25,452	16.0%
Nine Months	97,402	78,211	24.5%
Fourth Quarter		30,210
Full Year		$108,421

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens. Third quarter fiscal 2015 LED net sales of $29,524,000 were up $4.1 million or 16.0% from the same period of the prior year. The $29,524,000 total LED net sales and the $4.1 million increase are primarily the net result of Lighting Segment LED net sales of $28.2 million (up $3.7 million or 15.1%), which is comprised entirely of light fixtures having solid-state LED technology, Graphics Segment LED net sales of $0.3 million (the same as $0.3 million net sales in fiscal 2014), and Technology Segment sales of $1.0 million (up $0.6 million or 25.9%) related to Video Screens. There were no LED net sales made by All Other Category as a result of the sale of LSI Saco in the first nine months of fiscal 2015. First nine months of fiscal 2015 total LED net sales of $97,402,000 were $19.2 million or 24.5% higher than the same period of the prior year. The $97,402,000 total LED net sales and the $19.2 million increase are primarily the result of Lighting Segment LED net sales of $94.4 million (up $21.2 million or 28.9%), which is comprised entirely of light fixtures having solid-state LED technology, Graphics Segment LED net sales of $1.1 million (down $0.7 million or 36.6%), Technology Segment sales of $1.9 million (down $0.4 million or 16.7%) related to video screens. There are no longer LED net sales made by All Other Category as a result of the sale of LSI Saco in the first quarter of fiscal 2015.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income and net income. Adjusted operating income, net income and earnings per share, which exclude the impact of self-insured death benefit, severance costs, the sale of a manufacturing facility, the sale of a subsidiary, and the tax benefit of utilization of a portion of the related long-term capital loss are non-GAAP financial measures. We believe these are useful as a supplemental measure in assessing the operating performance of our business. The measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these non-recurring items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measurements to operating income, net income, and earnings per share reported for the periods indicated.

(in thousands, unaudited)	Third Quarter
	FY 2015	FY 2014
Reconciliation of operating income to adjusted operating income:

Operating income (loss) as reported	$582	$(946)

Adjustment for severance costs	(295)	--

Adjustment for self-insured death benefit expense	1,000	--

Adjusted operating income (loss)	$1,287	$(946)

(in thousands, except per share data; unaudited)	Third Quarter
			Diluted		Diluted
	FY 2015		EPS	FY 2014	EPS
Reconciliation of net income (loss) to adjusted net income (loss):

Net income (loss) and earnings (loss) per share as reported	$393		$0.02	$(1,009)	$(0.04)

Adjustment for self-insured death benefit expense, inclusive of the income tax effect	637	(1)	$0.03	--	--

Adjustment for severance costs, inclusive of the income tax effect	(188	) (2)	$(0.01)	--	--

Adjusted net income (loss) and earnings (loss) per share	$842		$0.03	$(1,009)	$(0.04)

The income tax effects of the adjustments above were calculated using the U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $(363)

(2) $107

(in thousands, unaudited)	Nine Months
	FY 2015	FY 2014
Reconciliation of operating income to adjusted operating income:

Operating income as reported	$5,340	$3,404

Adjustment for severance costs	662	--

Adjustment for self-insured death benefit expense	1,000	--

Adjustment for the gain on the sale of a manufacturing facility	(343)	--

Adjustment for the loss on sale of a subsidiary	565	--

Adjusted operating income	$7,224	$3,404

(in thousands, except per share data; unaudited)	Nine Months
			Diluted		Diluted
	FY 2015		EPS	FY 2014	EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$3,508		$0.14	$1,726	$0.07

Adjustment for severance costs, inclusive of the income tax effect	422	(1)	0.02	--	--

Adjustment for the self-insured death benefit expense, inclusive of the income tax effect	637	(2)	0.03	--	--

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	(224	) (3)	(0.01)	--	--

Adjustment for the loss on sale of a subsidiary	565	(4)	0.02	--	--

Income tax effect of utilization of a long-term capital loss	(101)		0.00	--	--

Adjusted net income and earnings per share	$4,807		$0.20	$1,726	$0.07

The income tax effects of the adjustments above were calculated using the U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $(240)

(2) $(363)

(3) $119

(4) $0

Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Lighting Segment

(In thousands)	Three Months Ended
	March 31
	2015	2014

Net Sales	$48,865	$52,553
Gross Profit	$11,930	$11,252
Operating Income	$2,913	$2,219

Lighting Segment net sales of $48,865,000 in the third quarter of fiscal 2015 decreased 7.0% from fiscal 2014 same period net sales of $52,553,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $28.2 million in the third quarter of fiscal 2015, representing a $3.7 million or 15.1% increase from fiscal 2014 third quarter net sales of solid-state LED light fixtures of $24.5 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. While total sales have declined from the same period last fiscal year, some of the drop in sales can also be attributed to product mix as customers migrate to lower cost lighting fixtures.

Gross profit of $11,930,000 in the third quarter of fiscal 2015 increased $0.7 million or 6.0% from the same period of fiscal 2014, and increased from 21.2% to 24.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company was able to offset the reduction in customer net sales with an increase in gross profit. The increase in the amount of gross profit along with a higher gross margin as a percentage of sales is due to the net effect of decreased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense, decreased employee compensation and wage expense ($0.1 million), decreased supplies expense ($0.2 million), increased customer relations expense ($0.4 million), and decreased warranty expense ($0.2 million).

Selling and administrative expenses of $9,017,000 in the third quarter of fiscal year 2015 was similar to the selling and administrative expenses in the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefits expense ($0.3 million), decreased outside service expense ($0.1 million), increased bad debt expense ($0.1 million), decreased research and development expense ($0.3 million), decreased sales commission ($0.2 million), and small increases in various other expenses.

The Lighting Segment third quarter fiscal 2015 operating income of $2,913,000 increased $0.7 million or 31.3% from operating income of $2,219,000 in the same period of fiscal 2014. This increase of $0.7 million was primarily the net result of decreased net sales and an increase in gross profit and an increase in gross margin as a percentage of sales.

Graphics Segment

(In thousands)	Three Months Ended
	March 31
	2015	2014

Net Sales	$13,363	$10,638
Gross Profit	$2,476	$961
Operating (Loss)	$(320)	$(1,577)

Graphics Segment net sales of $13,363,000 in the third quarter of fiscal 2015 increased $2.7 million or 25.6% from fiscal 2014 same period net sales of $10,638,000. The $2.7 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to several petroleum / convenience store customers ($2.1 million net increase), one national drug store retailer ($0.5 million decrease), five quick service restaurant chains ($1.1 million net increase), two commercial market customers ($0.2 million increase), and changes in volume or completion of several other graphics programs ($0.2 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.3 million in the third quarter of fiscal 2015 and fiscal 2014.

Gross profit of $2,476,000 in the third quarter of fiscal 2015 increased $1.5 million or 158% from the same period of fiscal 2014. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) increased from 8.6% in the third quarter of fiscal 2014 to 18.3% in the third quarter of fiscal 2015. The change in the amount of gross profit is due to the net effect of increased net sales, higher margins on installation net sales, increased freight costs ($0.4 million), increased supplies expense ($0.1 million), and increased employee compensation and benefit expense ($0.2 million).

Selling and administrative expenses of $2,796,000 in the third quarter of fiscal 2015 increased $0.3 million or 10.2% from the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefits expense ($0.2 million), and increased convention and show expense ($0.1 million).

The Graphics Segment third quarter fiscal 2015 operating loss of $(320,000) improved from an operating loss of $(1,577,000) in the same period of fiscal 2014. The $1.3 million improvement in the operating loss from fiscal 2014 to a fiscal 2015 was primarily the net result of increased net sales, an increase in gross profit, and increased selling and administrative expenses.

Technology Segment

(In thousands)	Three Months Ended
	March 31
	2015	2014

Net Sales	$6,375	$5,520
Gross Profit	$1,906	$1,665
Operating Income	$855	$108

Technology Segment net sales of $6,375,000 in the third quarter of fiscal 2015 increased $0.9 million or 15.5% from fiscal 2014 same period net sales of $5,520,000. The $0.9 million increase in Technology Segment net sales is primarily the net result of a $0.5 million decrease in sales to the transportation market, a $0.6 million increase in sales to original equipment manufacturers, a $0.2 million increase in sales to the medical market, and a $0.6 million increase in sales to the sports market. While the net customer sales increased, the Technology Segment inter-segment sales decreased $1.3 million or 16.4% due to decreased intercompany sales of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Company has chosen to outsource some of the components of its circuit board assembly in order to meet the growing demand for LED lighting and to make production capacity available for other LED component parts and assemblies. The Technology Segment’s net sales of LED video screens were $1.0 million in the third quarter of fiscal 2015, representing a $0.6 million increase from fiscal 2014 third quarter net sales of $0.5 million.

Gross profit of $1,906,000 in the third quarter of fiscal 2015 increased $0.2 million or 14.5% from the same period in fiscal 2014, and increased from 12.2% to 14.5% as a percentage of net sales (customer plus inter-segment net sales). The $0.2 million increase in gross profit is due to the net effect of increased customer net sales more than offset by decreased inter-segment sales, decreased employee compensation and benefit expense ($0.1 million) and decreased supplies expense ($0.1 million).

Selling and administrative expenses of $1,051,000 in the third quarter of fiscal 2015 decreased $0.5 million or 32.5% from the same period of fiscal 2014, primarily as the net result of an increase in compensation and benefit expense ($0.2 million), decrease in amortization expense ($0.1 million), and a decrease in research and development expense ($0.5 million).

The Technology Segment third quarter fiscal 2015 operating income of $855,000 increased $0.7 million or 692% from operating income of $108,000 in the same period of fiscal 2014. The $0.7 million increase in operating income was primarily the net result of increased net customer sales more than offset by decreased inter-segment sales and a decrease in operating expenses. Another factor positively impacting operating income is the implementation of the LSI Business System, which has the effect of adding value through process improvement and the elimination of waste. While in its early phases, the Company is beginning to see the effects of this through cost reduction and improved profits.

All Other Category

(In thousands)	Three Months Ended
	March 31
	2015	2014

Net Sales	$--	$285
Gross Profit (Loss)	$--	$(12)
Operating Income (Loss)	$--	$(231)

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category.

Corporate and Eliminations

(In thousands)	Three Months Ended
	March 31
	2015	2014

Gross Profit (Loss)	$(7)	$(151)
Operating (Loss)	$(2,866)	$(1,465)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,859,000 in the third quarter of fiscal 2015 increased $1.5 million or 118% from the same period of the prior year. The $1.5 million increase in expense is primarily the result of increased employee compensation and benefit expense ($0.7 million), increased outside service expense ($0.1 million), and $0.3 million decrease in severance costs more than offset by a $1.0 million increase in self-insured death benefits, both recorded in the third quarter of fiscal 2015, with no comparable net effect in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $3,000 in the third quarter of fiscal 2015 as compared to net interest expense of $17,000 in the same period of fiscal 2014. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $186,000 income tax expense in the third quarter of fiscal 2015 represents a consolidated effective tax rate of 32.1%. This is the net result of an income tax rate of 36.3% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income. The $46,000 income tax expense in the third quarter of fiscal 2014 represents a consolidated tax expense compared to a pre-tax loss of $(963,000). This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, Canadian income tax credits, a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported a net income of $393,000 in the third quarter of fiscal 2015 as compared to a net loss of $(1,009,000) in the same period of the prior year. The change from a net loss in fiscal 2014 to net income in fiscal 2015 is primarily the net result of decreased net sales, an increase in gross profit on lower sales, increased selling and administrative expense, and an increase in income tax expense. Diluted earnings per share of $0.02 were reported in the third quarter of fiscal 2015 as compared to diluted loss per share of $(0.04) in the same period of fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2015 were 24,643,000 shares as compared to 24,401,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO NINE MONTHS ENDED MARCH 31, 2014

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2015	2014

Net Sales	$164,382	$167,595
Gross Profit	$40,748	$37,696
Operating Income	$11,230	$8,680

Lighting Segment net sales of $164,382,000 in the first nine months of fiscal 2015 decreased 1.9% from fiscal 2014 same period net sales of $167,595,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $94.4 million in the first nine months of fiscal 2015, representing a 28.9% increase from the first nine months of fiscal 2014 net sales of solid-state LED light fixtures of $73.2 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. While total sales have declined from the same period last fiscal year, some of the drop in sales can also be attributed to product mix as customers migrate to lower cost lighting fixtures.

Gross profit of $40,748,000 in the first nine months of fiscal 2015 increased $3.1 million or 8.1% from the same period of fiscal 2014, and increased from 22.2% to 24.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The Company was able to offset the reduction in customer net sales with an increase in gross profit. The increase in amount of gross profit is due to the net effect of decreased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense, decreased employee compensation and benefits expense ($0.3 million), increased warranty costs ($0.2 million), decreased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.1 million), decreased supplies expense ($0.2 million), decreased utilities expense ($0.1 million), increased outside service expense ($0.3 million), and increased customer relations expense ($0.1 million).

Selling and administrative expenses of $29,518,000 in the first nine months of fiscal 2015 increased $0.5 million or 1.7% from the same period of fiscal 2014 primarily as the net result of increased employee compensation and benefit expense ($0.6 million), decreased research and development expense ($1.5 million), increased convention and show expense ($0.2 million), increased travel expenses ($0.1 million), increased outside service expense ($0.4 million), and small increases in other several expenses.

The Lighting Segment nine month fiscal 2015 operating income of $11,230,000 increased $2.6 million or 29.4% from operating income of $8,680,000 in the same period of fiscal 2014.  This increase of $2.6 million was the net result of decreased net sales, an increase in gross profit and an increase in the gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2015	2014

Net Sales	$49,656	$40,367
Gross Profit	$9,232	$6,721
Operating Income (Loss)	$798	$(1,150)

Graphics Segment net sales of $49,656,000 in the first nine months of fiscal 2015 increased 23.0% from fiscal 2014 same period net sales of $40,367,000.  The $9.3 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($2.7 million net increase), one grocery retailer ($0.3 million increase), one national drug retailer ($1.1 million decrease), several quick-service restaurant chains ($5.8 million net increase), two commercial market customers ($0.9 million increase), one banking customer ($1.3 million increase), and changes in volume or completion of several other graphics programs ($0.6 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.1 million in the first nine months of fiscal 2015, representing a 36.6% decrease from same period fiscal 2014 net sales of $1.8 million.

Gross profit of $9,232,000 in the first nine months of fiscal 2015 increased $2.5 million or 37.4% from the same period in fiscal 2014, and increased from 16.3% to 18.4% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, lower margins on installation sales, increased freight expense, increased outside service expense ($0.1 million), increased warranty expense ($0.1 million), and increased compensation and benefit expense ($0.4 million).

Selling and administrative expenses of $8,777,000 in the first nine months of fiscal 2015 increased $0.9 million or 11.5% from the same period of fiscal 2014 primarily as a result of increased compensation and benefit expense ($0.5 million), increased outside service expense ($0.2 million), decreased commission expense ($0.1 million), increased convention and show expense ($0.1 million), and several small increases in other expenses. In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2014.

The Graphics Segment nine month fiscal 2015 operating income of $798,000 increased from an operating loss of $(1,150,000) in the same period of fiscal 2014 and is the net result of increased gross profit from higher net sales, increased selling and administrative expenses, and a gain on the sale of a facility.

Technology Segment
(In thousands)	Nine Months Ended
	March 31
	2015	2014

Net Sales	$17,705	$16,482
Gross Profit	$5,464	$5,776
Operating Income	$1,986	$1,628

Technology Segment net sales of $17,705,000 in the first nine months of fiscal 2015 increased 7.4% from fiscal 2014 same period net sales of $16,482,000.  The $1.2 million increase in Technology Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $0.2 million increase in sales to the transportation market, a $1.2 million increase in sales to original equipment manufacturers, a $0.2 million increase in sales to the medical market, a $ 0.4 million decrease in sales to the sports market, and a $0.5 million increase in sales to various other markets. While the net customer sales increased, the Technology Segment inter-segment sales decreased $4.3 million or 16.6% due to decreased intercompany sales of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Company has chosen to outsource some of the components of its circuit board assembly in order to meet the growing demand for LED lighting and to make production capacity available for other LED component parts and assemblies. The Technology Segment's net sales related to LED video screens totaled $1.9 million in the first nine months of fiscal 2015, representing a 16.7% decrease from fiscal 2014 same period net sales of $2.3 million.

Gross profit of $5,464,000 in the first nine months of fiscal 2015 decreased $0.3 million or 5.4% from the same period of fiscal 2014, and increased from 13.6% to 13.9% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.3 million decrease in amount of gross profit is due to the net effect of increased customer net sales, decreased inter-segment sales, increased employee compensation and benefits expense ($0.1 million), decreased supplies expense ($0.2 million), increased repairs and maintenance expense ($0.1 million), and increased outside service expense ($0.1 million).

Selling and administrative expenses of $3,478,000 in the first nine months of fiscal 2015 decreased $0.7 million or 16.2% from the same period of fiscal 2014 primarily as the net result of an increase in employee compensation and benefit expense ($0.3 million), a decrease in outside service expense ($0.4 million), a decrease in research and development expense ($0.3 million), and a decrease in amortization expense ($0.2 million).

The Technology Segment nine month fiscal 2015 operating income of $1,986,000 increased $0.4 million or 22.0% from operating income of $1,628,000 in the same period of fiscal 2014. The increase of $0.4 million was the net result of increased net customer sales, decreased inter-segment sales, decreased gross profit, and decreased selling and administrative expenses. Another factor positively impacting operating income is the implementation of the LSI Business System, which has the effect of adding value through process improvement and the elimination of waste. While in its early phases, the Company is beginning to see the effects of this through cost reduction and improved profits.

All Other Category
(In thousands)	Nine Months Ended
	March 31
	2015	2014

Net Sales	$41	$1,161
Gross Profit (Loss)	$21	$(122)
Operating Income (Loss)	$(183)	$(642)

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category. Fiscal 2015 results represent only the first quarter of the fiscal year whereas fiscal 2014 results represent nine months.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2015	2014

Gross Profit (Loss)	$3	$(477)
Operating (Loss)	$(8,491)	$(5,112)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $7,929,000 in the first nine months of fiscal 2015 increased $3.3 million or 71.1% from the same period of the prior year. The increase in expense is primarily the result of increased employee compensation and benefit expense ($0.7 million), an increase in legal fee expense ($0.3 million), increased outside service expense ($0.6 million), increased depreciation expense ($0.2 million), increased research and development expense ($0.2 million), and a $0.7 million increase in severance costs and a $1.0 million increase in self-insured death benefits, both recorded in the first nine months of fiscal 2015, with no comparable net effect in fiscal 2014. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $17,000 in the first nine months of fiscal 2015 as compared to net interest expense of $41,000 in the same period of fiscal 2014. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years.

The $1,815,000 income tax expense in the first nine months of fiscal 2015 represents a consolidated effective tax rate of 34.1%. This is the net result of an income tax rate of 36.3% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, by a full valuation reserve on the Company’s Canadian tax position and certain Canadian tax credits both occurring in the first quarter, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit. The $1,637,000 income tax expense in the first nine months of fiscal 2014 represents a consolidated effective tax rate of 48.7%.  This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $3,508,000 in the first nine months of fiscal 2015 compared to net income of $1,726,000 in the same period of the prior year.  The $1.8 million increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014, and increased income tax expense.  Diluted earnings per share of $0.14 were reported in the first nine months of fiscal 2015 as compared to diluted earnings per share of $0.07 in the same period of fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2015 was 24,550,000 shares as compared to 24,545,000 shares in the same period last year.

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

At March 31, 2015, the Company had working capital of $81.1 million, compared to $76.8 million at June 30, 2014. The ratio of current assets to current liabilities was 3.60 to 1 as compared to a ratio of 3.62 to 1 at June 30, 2014. The $4.3 million increase in working capital from June 30, 2014 to March 31, 2015 was primarily related to the net effect of increased cash and cash equivalents ($19.0 million) and decreased accounts payable ($1.8 million) partially offset by decreased net accounts receivable ($7.4 million), an increase in accrued expenses ($3.6 million), a decrease in net inventory ($2.8 million), a decrease in refundable income taxes ($1.9 million), and a decrease in other current assets ($0.6 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $21.8 million of cash from operating activities in the first nine months of fiscal 2015 as compared to a generation of cash of $10.8 million in the same period of the prior year. This $11.0 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in net inventory (favorable change of $6.5 million), a greater decrease in refundable income tax (favorable change of $1.5 million), a decrease rather than an increase in customer prepayments (unfavorable change of $1.7 million), an increase rather than a decrease in accrued expenses and other (favorable change of $6.1 million), an increase rather than a decrease in deferred tax assets (unfavorable change of $0.9 million), a larger decrease in accounts payable (unfavorable change of $1.4), a smaller decrease in net accounts receivable (unfavorable change of $1.7 million), an increase in depreciation and amortization expense (favorable change of $0.1 million), an increase in net income (favorable change of $1.8 million), a loss on the sale of a subsidiary (favorable change of $0.6 million), and an increase in the gain recognized on the sale of fixed assets, which includes the sale of a facility (unfavorable change of $0.3 million) and increased stock option expense (favorable change of $0.3 million)..

Net accounts receivable were $35.4 million and $42.8 million at March 31, 2015 and June 30, 2014, respectively. The decrease of $7.4 million in net receivables is due to lower net sales in the latter two months of the third quarter of fiscal 2015 as compared to the latter two months of the fourth quarter of fiscal 2014. DSO decreased to 48 days at March 31, 2015 from 51 days at June 30, 2014, which also contributed to a reduction in accounts receivable. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $42.6 million at March 31, 2015 decreased $2.8 million from June 30, 2014 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in the first nine months of fiscal 2015 in the Lighting Segment of approximately $2.5 million and the Technology Segment of approximately $1.0 million. A net inventory increase occurred in the first nine months of fiscal 2015 in the Graphics Segment of approximately $0.8 million. A decrease of $0.5 million in net inventory in the All Other Category occurred due to the operation of and sale of LSI Saco in the first quarter of fiscal 2015.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank group, with all of the $30 million of the credit line available as of April 24, 2015. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2018. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2015 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $1.0 million in cash for investing activities in the first nine months of fiscal 2015 as compared to a use of $4.3 million in the same period of the prior year, resulting in a favorable change of $3.3 million. Capital expenditures for the first nine months of fiscal 2015 decreased $1.1 million to $3.4 million from the same period in fiscal 2014. The largest components of the fiscal 2015 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segments. The Company also recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities along with proceeds from the sale of small miscellaneous fixed assets of $953,000 in fiscal 2015 compared to proceeds of $250,000 from the sale of various fixed assets in fiscal 2014. The Company also recorded net proceeds from the sale of its LSI Saco subsidiary of $1.5 million with no comparable transaction in fiscal 2014.

The Company used $1.8 million of cash related to financing activities in the first nine months of fiscal 2015 and $4.1 million in the first nine months of fiscal 2014. Dividends paid to shareholders represent most of the cash used in financing activities and represents most of the $2.2 million difference in cash used between the two fiscal years. The Company has paid cash dividends of $0.09 per share in the first nine months of fiscal 2015 as compared to $0.18 per share in the same period of fiscal 2014.

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

Cash Dividends

In April 2015, the Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable May 12, 2015 to shareholders of record as of May 5, 2015. The indicated annual cash dividend rate is now $0.12 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2014.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

 ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation of Material Weakness

As disclosed in Item 4 of our reports on Form 10-Q for the quarters ended September 30, 2014 and December 31, 2014, we identified a material weakness in our internal control over financial reporting as of September 30, 2014 and December 31, 2014. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting as of September 30, 2014 and December 31, 2014:

Communication of special customer terms of sale: The Company concluded that controls pertaining to the internal communication of certain terms of sale related to product warranty that could materially impact financial reporting were not operating effectively because of the lack of communication of such terms to the Accounting Department. Because of this material weakness, a reasonable possibility existed that a material misstatement in the Company’s condensed consolidated financial statements would not be prevented or detected on a timely basis.

The Company remediated the underlying causes of the material weakness by taking several actions and instituting appropriate control procedures. Among other things, the Company has:

● Identified all customers who had been given extended warranty programs

● Established communication requirements between the sales department, customer service personnel and the Lighting Segment Controller to continually identify extended warranty programs

● Required that all extended warranty programs be approved by either the President of the Lighting Segment or the Lighting Segment Vice President of Customer Service, and that the extended warranty programs be evidenced in writing on an extended warranty registration form with the customer’s signature included

● Required the Lighting Customer Service Department to maintain an extended warranty register for all programs

● Required the Lighting Segment Controller to evaluate all data on customer shipments with extended warranty to appropriately calculate the warranty liability at the balance sheet date

The new internal controls have been in operation for a sufficient period of time, management has tested these new internal controls, and our management has concluded that the material weakness has been fully remediated.

In addition, with the oversight of the Audit Committee of the Company’s Board of Directors, management took additional steps and measures to conduct further review of the Company’s internal control over financial reporting in selected areas to ensure the following: 1) the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions, 2) the Company’s internal controls are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements, and 3) appropriate evidence is maintained to support the operating effectiveness of internal controls. We incurred additional costs in the second and third fiscal quarters to conduct this review and implement new policies and procedures, and to remediate the previously identified material weakness, including testing of the new controls.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/15 to 1/31/15	1,309	$6.50	1,309	(1)
2/1/15 to 2/28/15	1,046	$8.05	1,046	(1)
3/1/15 to 3/31/15	1,130	$8.03	1,130	(1)
Total	3,485	$7.46	3,485	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2015, the Plan held 321,838 common shares of the Company and had distributed 146,352 common shares.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Amendment to Loan Documents dated March 23, 2015 by and between the Registrant and PNC Bank, National Association.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
May 1, 2015