Form 10-K
period 2015-06-30
LSI INDUSTRIES INC
filed 2015-09-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File No. 0-13375

LSI INDUSTRIES INC.

(Exact name of Registrant as specified in its charter)

10000 Alliance Road
Ohio	Cincinnati, Ohio 45242	IRS Employer I.D.
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	No. 31-0888951

(513) 793-3200
(Telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $163,977,000 based upon a closing sale price of $6.79 per share as reported on The NASDAQ Global Select Market.

At August 27, 2015 there were 24,577,393 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2015 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments, the Company’s ability to maintain an effective system of internal control over financial reporting, our ability to remediate any material weaknesses in our internal control over financial reporting and any other risk factors that are identified herein. You are cautioned to not place undue reliance on these forward-looking statements. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

Our Company

We are a leading provider of comprehensive corporate visual image solutions through the combination of extensive digital and screen graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services. We also provide graphics and lighting products and professional services on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships located primarily in the United States as well as internationally. In addition, we are a provider of digital solid-state LED (light emitting diode) video screens to sports stadiums and arenas. We design and develop all aspects of the solid-state LED lighting and video screens, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $5.6 million in fiscal 2015, $8.2 million in fiscal 2014, and $6.5 million in fiscal 2013. We develop and manufacture lighting, lighting control systems, graphics and solid-state LED video screen and lighting products and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, JC Penney, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

We also focus on the elimination of non-value added activities throughout our organization through LSI Business System, a Lean Management System utilizing kaizen events and lean tools to drive continuous improvement in our processes. LSI Business System improves shareholder value by increasing customer satisfaction and eliminating waste, both of which will improve the bottom line. We are committed to this company-wide initiative through employee education and training with the ultimate goal to make it part of the corporate culture and way of thinking of all employees.

Our business is organized as follows: the Lighting Segment, which represented 71% of our fiscal 2015 net sales; the Graphics Segment, which represented 21% of our fiscal 2015 net sales; the Technology Segment, which represented 7% of our fiscal 2015 net sales; and an All Other Category, which reported net sales of less than 1% in fiscal 2015. See Note 2 of Notes to Consolidated Financial Statements beginning on page F-28 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2015	2014	2013
Lighting Segment	$219,920	$222,604	$200,335
Graphics Segment	64,895	50,970	53,122
Technology Segment	23,001	24,515	26,361
All Other Category	41	1,374	972

Total Net Sales	$307,857	$299,463	$280,790

Lighting Segment

Our Lighting Segment manufactures and markets outdoor and indoor lighting and lighting controls for the commercial, industrial, niche, and multi-site retail markets, including the petroleum / convenience store, quick-service, and automotive markets. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of our niche markets. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. We do, however, design proprietary products used by our national account customers in large volume, and occasionally also provide custom products for large, specified projects. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a wide variety of different light sources, including solid-state LED, high-intensity discharge metal-halide, and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, lighting controls, light poles, lighting analysis, and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

We offer our customers expertise in developing and utilizing high-performance solid-state LED solutions, which when combined with the Company’s lighting fixture expertise and technology, has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to the present metal halide and fluorescent lighting fixtures.

Lighting Segment net sales of $219,920,000 in fiscal 2015 decreased 1.2% from fiscal 2014 net sales of $222,604,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $127.0 million in fiscal 2015 (58% of total lighting net sales), representing a $27.1 million or 27.2% increase from fiscal 2014 net sales of solid-state LED light fixtures of $99.9 million (45% of total lighting net sales). There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Graphics Segment

Our Graphics Segment manufactures and sells exterior and interior visual image elements related to graphics. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

Graphics Segment net sales of $64,895,000 in fiscal 2015 increased $13.9 million or 27.3% from fiscal 2014 net sales of $50,970,000.  The $13.9 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($3.0 million net increase), a national drug store retailer ($0.4 million decrease), several quick-service restaurant chains ($8.4 million increase), two commercial customers ($0.9 million increase), one banking customer ($0.8 million increase), and changes in volume or completion of several other smaller graphics programs in various markets ($1.3 million increase). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.4 million in fiscal 2015, representing a $1.0 million decrease from fiscal 2014 net sales of $2.4 million.

Technology Segment

Our Technology Segment designs, engineers, and manufactures electronic circuit boards, assemblies, lighting controls and large format solid state LED video displays. Applications for these products include but are not limited to OEM, transportation, commercial, industrial, entertainment, sports, and medical markets.  This segment also has significant inter-segment sales to the Lighting Segment to support that segment’s customer sales of solid-state LED lighting and lighting controls.

Technology Segment net sales of $23,001,000 in fiscal 2015 decreased $1.5 million or 6.2% from fiscal 2014 net sales of $24,515,000. The $1.5 million decrease in Technology Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $0.3 million decrease in sales to the transportation market, a $1.4 million increase in sales to original equipment manufacturers, a $0.3 million increase in sales to the medical markets, a $2.8 million decrease in sales to the sports market, and a $0.4 million increase in sales to various other markets. In addition to the Segment’s decrease in customer sales, its inter-segment sales decreased 14.1% due to decreased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Technology Segment’s net sales related to LED video screens totaled $2.3 million in fiscal 2015, representing a $2.8 million or 55.1% decrease from fiscal 2014 net sales of $5.0 million.

All Other Category

The All Other Category includes only the Company’s former subsidiary that designed and produced high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting. This subsidiary was sold on September 30, 2014

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category. Fiscal 2015 net sales of $41,000 represent only the first quarter of the fiscal year whereas fiscal 2014 net sales of $1,374,000 represent twelve months.

Goodwill and Intangible Asset Impairment

In fiscal 2015, there was no impairment of the Company’s goodwill or indefinite-lived intangible assets. In fiscal 2014, we recorded a non-cash $805,000 full impairment of two definite-live intangible assets in one of the reporting units in the Technology Segment due to a decline in estimated discounted cash flows.

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

Proven Ability to Penetrate Target Markets. We have grown our business by establishing a leadership position in many of our target markets as defined by our revenues, including petroleum / convenience stores, automobile dealerships and specialty retailers. Although our relationship with our customers may begin with the need for a single product or service, we leverage our broad product and service offering to identify additional products and solutions. We promote the combination of graphics, lighting, and technology, along with image element offerings, and services to create comprehensive solutions for our customers.

Product Development Focus. We believe that our ability to successfully identify, develop and patent new products has allowed us to expand our market opportunity and enhance our market position. Our product development initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through innovative retrofit enhancements to existing products or the development of new products. New product development includes developing an expanding portfolio of technology patents related to the design of LED based products. We believe our product development process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.

Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets, including customers such as Kohl’s, BP, Phillips 66, Wendy’s, Kroger Fueling Centers, Chevron, CVS Caremark and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

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

Aggressive Use of Our Marketing Center. The capabilities of our Image Center, Innovation Center, Idea Center and, I-Zone Marketing Center provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics, lighting, and technology into a complete corporate visual image program. These four centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our Vertically Integrated Business Model. We consider our company to be a vertically integrated manufacturer rather than a product assembler. We focus on developing lighting and graphics products, solutions and technology, and outsource certain non-core processes and product components as necessary.

Sales, Marketing and Customers

Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Australia, Latin America, Europe and the Middle East (about 7.1% of total net sales are outside the United States) using a combination of regional sales managers and independent sales representatives exclusively serving either the commercial / industrial or niche markets. Although in some cases we sell directly to national firms, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which are program-driven, LED video screens, and electronic components are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

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

The capabilities of our Image Center, Innovation Center, Idea Center, and iZone Marketing Center are important parts of our sales process. These four centers, unique within the lighting and graphics industry, are facilities that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that the capabilities of these marketing centers capabilities result in the best solution for our customers’ needs.

The Image and iZone marketing centers also contain comprehensive indoor and outdoor product display areas that allow our customers to see many of our products and services in one setting. This aids our customers in making quick and effective lighting and graphic design decisions through hands-on product demonstrations and side-by-side comparisons. More importantly, these capabilities allow us to expand our customer’s interest from just a single product into other products and solutions. We believe that the capabilities of these centers have further enhanced our position as a highly qualified outsourcing partner capable of guiding a customer through image alternatives utilizing our lighting and graphics products and services. We believe this capability distinguishes us from our competitors and will become increasingly beneficial in attracting additional customers.

Manufacturing and Operations

We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. When appropriate, we utilize alliances with domestic and international vendors to outsource certain products and components. LED products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for any of our component parts.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, castings, fabrications, LEDs, power supplies, powder paint, steel and aluminum poles, wire harnesses, acrylic and glass lenses, inks, various graphics substrates such as foam board and vinyls, and digital screens.  We source these materials and components from a variety of suppliers.  Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged.  We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers.  Our Lighting operations generally carry a certain level of sub-assemblies in inventory and relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory.  In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.  The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times, or the possibility of worldwide shortages of electronic components.  LED products are generally made to order and shipped shortly after assembly is complete. Customers purchasing LED video screens routinely give us cash advances for large projects prior to shipment. Our Technology Segment operations purchase electronic components from multiple suppliers and manufacture custom electronic circuit boards and lighting control systems. Most products are made to order and, as a result, these operations do not carry very many finished goods.

We believe we are a low-cost producer for our types of products, and as such, are in a position to promote our product lines with substantial marketing and sales activities.

We currently operate out of ten manufacturing facilities and two sales/service facilities in seven U.S. states.

Some of our manufacturing operations are ISO certified with plans to rollout certification to other operations. Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $33.8 million and $34.0 million at June 30, 2015 and 2014, respectively. All orders are expected to be shippable or installed within twelve months.

We have 1,283 full-time employees and 296 agency employees as of June 30, 2015. We offer a comprehensive compensation and benefit program to most employees, including competitive wages, a pay-for-performance bonus plan, a profit-sharing plan and retirement plan, and a 401(k) savings plan, a nonqualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets and financial resources than we have. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products may attempt to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

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

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 59% and 61% of the cost of sales in 2015 and 2014, respectively. While we have multiple sources of supply for each of our major requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages. Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 29% of our net sales in fiscal year 2015 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business is subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our largest customers, whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

We have pursued and will continue to seek potential acquisitions, at the appropriate time, to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets through acquisitions. As a result of acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If there were to be a decline in our market capitalization and a decline in estimated forecasted discounted cash flows, there could be an impairment of the goodwill and intangible assets. A non-cash impairment charge could be material to the earnings of the reporting period in which it is recorded.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We incurred certain costs associated with complying with these disclosure requirements, including the due diligence to determine the sources of conflict minerals used in our products. Ongoing compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have already implemented or may implement.

The turnover of commissioned sales representatives could cause a significant disruption in sales volume.

Commissioned sales representatives are critical to generating business in the Lighting Segment. From time to time, commissioned sales representatives representing a particular region resign or are terminated and replaced with new commissioned sales representatives. During this period of transition from the previous agency to the new one, sales in the particular region will likely fall as business is disrupted. It may take several months for the new sales representative to generate sales that will equal or exceed the previous sales representative. There is also the risk that the new sales agency will not attain the sales volume of the previous agency. These sales representative changes may occur individually as one agency is replaced due to lack of performance. On the other hand, these sales representative changes can be widespread as a result of the competitive nature of the lighting industry as LSI and its competition vie for the strongest sales agency in a particular region.

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

Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.

The Company takes a conservative approach when extending credit to its customers. Customers are granted an appropriate credit limit based upon the due diligence performed on the customer which includes, among other things, the review of the company’s financial statements and banking information, various credit checks, payment history the customer has with the Company. At any given time, the Company can have a significant amount of credit exposure with its larger customers. While the Company is frequently monitoring its outstanding receivables with its customers, the likelihood does exist that a customer with large credit exposure is unable to make payment on its outstanding receivables which could result in a significant write-off of accounts receivable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has eleven facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	98,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

4)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	141,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Grady McCauley office and manufacturing	210,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

6)	LSI MidWest Lighting office and manufacturing	137,000 sq. ft. (includes 6,000 sq. ft. of office space)	Kansas City, KS	Owned

7)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space)	Woonsocket, RI	Owned

8)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

9)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH Pineville, NC	Owned Leased

10)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

11)	LSI Controls office and manufacturing/assembly	11,000 sq. ft. (includes 5,000 sq. ft. of office space)	Beaverton, OR	Leased

(a) The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,224,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2015 was $0.12 per share.

At August 27, 2015, there were 508 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)

The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Nonqualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/15 to 4/30/15	1,233	$8.67	1,233	(1)
5/1/15 to 5/31/15	1,900	$9.46	1,900	(1)
6/1/15 to 6/30/15	1,250	$9.38	1,250	(1)
Total	4,383	$9.21	4,383	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Nonqualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2015 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2010 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

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

The Company’s $30,000,000 available line of credit is subject to interest rate fluctuations, should the Company borrow certain amounts on this line of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, power supplies, powder paint, wire harnesses, plastic and glass lenses, vinyls, inks, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Other than the possibility of industry-wide supply shortages, the Company has not experienced any significant supply problems in recent years.  On-shoring efforts by many large manufacturers have reduced some risk while decreasing capacity in the U.S.  In fiscal 2015, lengthy longshoreman’s negotiations on the west coast caused some minor delays.  The Company has dealt with these issues and is currently not experiencing such delays. In prior fiscal years, the Company experienced supply shortages of certain electronic components and certain other parts in fiscal 2013 along with shortages in die cast light housings in the fiscal 2014 which caused some production and shipment delays. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2015, the raw material component of cost of goods sold subject to price risk was approximately $137 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases. In May 2015, the Company announced a 6% to 8% price increase for all non-LED lighting and pole products. The price increase went into effect for all orders placed on or after July 1, 2015. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has essentially no foreign currency risk as all operations are conducted in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	F-16

Report of Independent Registered Public Accounting Firm	F-17

Report of Independent Registered Public Accounting Firm	F-18

Consolidated Statements of Operations for the years ended June 30, 2015, 2014, and 2013	F-19

Consolidated Balance Sheets at June 30, 2015 and 2014	F-20

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015, 2014, and 2013	F-22

Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014, and 2013	F-23

Notes to Consolidated Financial Statements	F-24

Financial Statement Schedules:

II — Valuation and Qualifying Accounts for the years ended June 30, 2015, 2014, and 2013	F-45

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 9A. See Management’s Report on Internal Control Over Financial Reporting on page F-16.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 2015, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 2015, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2015.

(c)
Number of securities
	(a)		remaining available
	Number of securities to	(b)	for future issuance
	be issued upon	Weighted average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,677,436	$8.85	1,296,933
Equity compensation plans not approved by security holders	—	—	—
Total	2,677,436	$8.85	1,296,933

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2		Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3		Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

4.1		Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

4.2		Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to LSI’s Form S-3 Registration Statement File No. 333-169266 filed on September 8, 2010).

10.1		Amendment to Loan Documents dated March 23, 2015 by and between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed May 1, 2015).

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of April 22, 2015).

10.10	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.11	*	Amended and Restated 2012 Stock Incentive Plan as of November 20, 2014 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed February 5, 2015).

10.12	*

Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.13	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed February 5, 2015).

10.14	*	Amended Agreement dated January 25, 2005 with James P. Sferra (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005).

10.15	*	Amendment to Amended Agreement dated September 16, 2014 between LSI Industries Inc. and James P. Sferra.

10.16	*	LSI Industries Inc. Fiscal Year 2015 Named Executive Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed December 8, 2014).

10.17	*	Employment Agreement between Dennis W. Wells and LSI (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed October 1, 2014).

10.18	*	Separation Agreement and Release between David W. McCauley and LSI Industries Inc. dated July 17, 2015.

10.19	*	Change of Control Policy (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed October 3, 2011).

10.20	*	LSI Industries Inc. Long Term Incentive Plan FY2016 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed July 6, 2015)

10.21	*	LSI Industries Inc. Short Term Incentive Plan FY2016 for Named Executive Officers (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed July 6, 2015)

10.22	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed July 6, 2015)

10.23	*	Form of Nonqualified Stock Option Award Agreement - - Performance-Based (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed July 6, 2015)

10.24	*	Form of Nonqualified Stock Option Award Agreement - - Service-Based (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed July 6, 2015)

10.25	*	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed July 6, 2015)

14		Code of Ethics (incorporated by reference to Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24		Power of Attorney (included as part of signature page)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

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

LSI INDUSTRIES INC.

September 8, 2015	BY:	/s/ Dennis W. Wells
Date		Dennis W. Wells
Chief Executive Officer and President

We, the undersigned directors and officers of LSI Industries Inc. hereby severally constitute Dennis W. Wells and Ronald S. Stowell, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Dennis W. Wells	Chief Executive Officer and President; Director
Dennis W. Wells	(Principal Executive Officer)
Date: September 8, 2015

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and
Ronald S. Stowell	Treasurer
Date: September 8, 2015	(Principal Financial and Accounting Officer)

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 8, 2015

/s/ Gary P. Kreider	Chairman of the Board of Directors
Gary P. Kreider
Date: September 8, 2015

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 8, 2015

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 8, 2015

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 8, 2015

/s/ James P. Sferra	Director
James P. Sferra
Date: September 8, 2015

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

Net Sales by Business Segment

(In thousands)	2015	2014	2013
Lighting Segment	$219,920	$222,604	$200,335
Graphics Segment	64,895	50,970	53,122
Technology Segment	23,001	24,515	26,361
All Other Category	41	1,374	972
Total Net Sales	$307,857	$299,463	$280,790

Operating Income (Loss) by Business Segment

(In thousands)	2015	2014	2013
Lighting Segment	$14,775	$10,524	$11,255
Graphics Segment	1,156	(2,086)	(950)
Technology Segment	2,949	1,633	(2,079)
All Other Category	(183)	(854)	(1,754)
Corporate and Eliminations	(11,164)	(6,899)	(5,842)
Total Operating Income	$7,533	$2,318	$630

Summary Comments

In the second quarter of fiscal 2015, the Company hired a new Chief Executive Officer (“CEO”) to replace its previous CEO. With a new Chief Executive Officer who serves as the new chief operating decision maker (“CODM”) and a new view on how the Company will be managed, the Company has realigned its operating segments to be in alignment with the financial information received by the CODM. This realignment of the operating segments occurred in the third quarter of fiscal 2015. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations also are reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period business segment information has been revised so as to be comparable with the new reporting structure.

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

Fiscal 2015 net sales of $307,857,000 increased $8.4 million or 2.8% as compared to fiscal 2014. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $13.9 million or 27.3%). Net sales were unfavorably influenced by net sales of the Lighting Segment (down $2.7 million or 1.2%), the Technology Segment (down $1.5 million or 6.2%), and the All Other Category (down $1.3 million or 97%).

      Fiscal 2015 operating income of $7,533,000 increased 225% from operating income of $2,318,000 in fiscal 2014. The $5.2 million increase in operating income was the net result of increased net sales, an increase in gross profit as a percentage of net sales from 21.8% in fiscal 2014 to 24.2% in fiscal 2015, an increase in selling and administrative expenses primarily due to an increase in compensation and benefits expense, an intangible asset impairment expense of $0.8 million in fiscal 2014 with no comparable expense in fiscal 2015, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014.

Fiscal 2014 net sales of $299,463,000 increased $18.7 million or 6.7% as compared to fiscal 2013. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $22.3 million or 11.1%) and the All Other Category (up $0.4 million or 41.4%). Net sales were unfavorably influenced by net sales of the Graphics Segment (down $2.2 million of 4.1%), and the Technology Segment (down $1.8 million or 7.0%).

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

The Company recorded intangible asset impairment expense in the Technology Segment in fiscal 2014 totaling $805,000. The Company recorded goodwill impairment expense in fiscal 2013 totaling $2,413,000 also in the Technology Segment. There was no goodwill impairment expense in fiscal 2014 or 2015, and there was no intangible asset impairment expense in fiscal 2013 or 2015.

The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2015	FY 2014	% change (FY 15 vs FY 14)	FY 2013	% change (FY 14 vs FY 13)

First Quarter	$30,922	$25,293	22.3%	23,809	6.2%
Second Quarter	36,956	27,466	34.6%	18,724	46.7%
First Half	67,878	52,759	28.7%	42,533	24.0%
Third Quarter	29,524	25,452	16.0%	18,794	35.4%
Nine Months	97,402	78,211	24.5%	61,327	27.5%
Fourth Quarter	33,304	30,210	10.2%	18,305	65.0%
Full Year	$130,706	$108,421	20.6%	79,632	36.2%

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2015 LED net sales of $130,706,000 were up $22.3 million or 20.6% from the same period of the prior year.  The $130,706,000 total LED net sales and the $22.3 million increase are primarily the result of Lighting Segment LED net sales of $127.0 million (up $27.1 million or 27.2%), Graphics Segment LED net sales of $1.4 million (down $1.0 million or 43.0%), and Technology Segment LED net sales of LED video screens of $2.3 million (down $2.8 million or 55.1%).

Fiscal 2014 LED net sales of $108,421,000 were up $28.8 million or 36.2% from the same period of the prior year.  The $108,421,000 total LED net sales and the $28.8 million increase are the result of Lighting Segment LED net sales of $99.9 million (up $28.5 million or 40%), Graphics Segment LED net sales of $2.4 million (up $1.1 million or 89.5%), Technology Segment LED net sales of LED video screens of $5.0 million (down $1.0 million or 16.6%), and All Other Category LED net sales of $1.1 million (up $0.2 million or 19.3%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income (loss) for the 2015, 2014 and 2013 fiscal years reported in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Adjusted operating income, net income and earnings per share, which exclude the adjustment of the New York State tax code change, the reversal of the contingent earn out liability, goodwill and intangible asset impairments, severance costs, self-insured death benefit, gain on sale of a manufacturing facility, loss on sale of a subsidiary, and the tax benefit of utilization of a portion of the related long-term capital loss are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP financial measures to operating income, net income, and adjusted diluted earnings per share for the periods indicated.

(In thousands; unaudited)	FY 2015	FY 2014	FY 2013

Reconciliation of operating income to adjusted operating income:

Operating income as reported	$7,533	$2,318	$630

Reversal of a contingent Earn-Out liability	—	—	(897)

Adjustment for goodwill and intangible asset impairments	—	805	2,413

Adjustment for severance costs	1,083	—	—

Adjustment for a self-insured death benefit expense	1,000	—	—

Adjustment for the gain on sale of a manufacturing facility	(343)	—	—

Adjustment for the loss on sale of a subsidiary	565	—	—

Adjusted operating income	$9,838	$3,123	$2,146

	FY 2015			FY 2014			FY 2013
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS

Reconciliation of net income (loss) to adjusted net income:

Net income (loss) as reported	$5,151		$0.21	$930		$0.04	$(123)		$(0.01)

Adjustment for the New York State tax code change	—		—	362	(1)	0.01	—		—

Adjustment for the reversal of a contingent Earn-Out liability, inclusive of income tax effect	—		—	—		—	(897	)(2)	(0.04)

Adjustment for goodwill and intangible asset impairments, inclusive of the income tax effect	—		—	514	(3)	0.02	2,413	(4)	0.10

Adjustment for severance costs, inclusive of the income tax effect	691	(5)	0.03	—		—	—		—

Adjustment for self-insured death benefit expense, inclusive of the income tax effect	637	(6)	0.03	—		—	—		—

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	(224	)(7)	(0.01)	—		—	—		—

Adjustment for the loss on sale of a subsidiary, inclusive of the income tax effect	565	(8)	0.02	—		—	—		—

Income tax effect of utilization of a long-term capital loss	(101	)(9)	0.00	—		—	—		—

Adjusted net income and earnings per share	$6,719		$0.27	$1,806		$0.07	$1,393		$0.06

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1)	n/a

(2)	$0

(3)	$291

(4)	$0

(5)	$(392)

(6)	$(363)

(7)	$119

(8)	$0

(9)	$0

Results of Operations

2015 Compared to 2014

Lighting Segment

(In thousands)	2015	2014

Net Sales	$219,920	$222,604
Gross Profit	$54,542	$49,467
Operating Income	$14,775	$10,524

Lighting Segment net sales of $219,920,000 in fiscal 2015 decreased 1.2% from fiscal 2014 net sales of $222,604,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $127,041,000 in fiscal 2015, representing a $27.1 million or 27.2% increase from fiscal 2014 net sales of solid-state LED light fixtures of $99.9 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. While total sales have declined from the same period last fiscal year, some of the drop in sales can also be attributed to product mix as customers migrate to lower priced lighting fixtures.

Gross profit of $54,542,000 in fiscal 2015 increased $5.1 million or 10.3% from fiscal 2014, and increased from 21.9% to 24.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company was able to offset the reduction in customer net sales with an increase in gross profit. The increase in amount of gross profit is due to the net effect of decreased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense, decreased supplies expense ($0.3 million), increased outside services ($0.4 million), decreased utilities ($0.1 million), increased depreciation expense ($0.2 million), and decreased warranty expense ($0.6 million).

Selling and administrative expenses of $39,767,000 in fiscal 2015 increased $0.8 million or 2.1% from fiscal 2014 primarily as the net result of increased employee compensation and benefits expense ($1.0 million), increased travel and entertainment expenses ($0.2 million), increased convention and show expense ($0.3 million), increased bad debt expense ($0.1 million), decreased research and development expense ($1.6 million), increased sales commission ($0.1 million), and increased lease expense ($0.1 million).

The Lighting Segment fiscal 2015 operating income of $14,775,000 increased $4.2 million or 40.4% from operating income of $10,524,000 in fiscal 2014.  This increase of $4.2 million was the net result of decreased net sales, an increase in gross profit and an increase in the gross margin as a percentage of net sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	2015	2014

Net Sales	$64,895	$50,970
Gross Profit	$12,630	$8,409
Operating Income (Loss)	$1,156	$(2,086)

Graphics Segment net sales of $64,895,000 in fiscal 2015 increased 27.3% from fiscal 2014 net sales of $50,970,000.  The $13.9 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($3.0 million net increase), a national drug store retailer ($0.4 million decrease), several quick-service restaurant chains ($8.4 million increase), two commercial customers ($0.9 million increase), one banking customer ($0.8 million increase), and changes in volume or completion of several other smaller graphics programs in various markets ($1.2 million increase). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.4 million in fiscal 2015, representing a $1.0 million decrease from fiscal 2014 net sales of $2.4 million.

Gross profit of $12,630,000 in fiscal 2015 increased $4.2 million or 50.2% from fiscal 2014, and increased from 16.2% to 19.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, lower margins on installation sales, increased freight expense, increased supplies ($0.1 million), increased outside service expense ($0.1 million), and increased compensation and benefit expense ($0.6 million).

Selling and administrative expenses of $11,817,000 in fiscal 2015 increased $1.3 million or 12.6% from fiscal 2014 primarily as a result of increased benefits and compensation expense ($0.9 million) and increased outside service expense ($0.2 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2014.

The Graphics Segment fiscal 2015 operating income of $1,156,000 improved $3.2 million from an operating loss of $(2,086,000) in 2014 and is the net result of increased net sales, increased gross margin, and increased selling and administrative expenses.

Technology Segment

(In thousands)	2015	2014

Net Sales	$23,001	$24,515
Gross Profit	$7,275	$8,133
Operating Income	$2,949	$1,633

Technology Segment net sales of $23,001,000 in fiscal 2015 decreased 6.2% from fiscal 2014 net sales of $24,515,000. The $1.5 million decrease in Technology Segment net sales is primarily the net result of a $0.5 million decrease in sales to the telecommunications market, a $0.3 million decrease in sales to the transportation market, a $1.4 million increase in sales to original equipment manufacturers, a $0.3 million increase in sales to the medical markets, a $2.8 million decrease in sales to the sports market, and a $0.4 million increase in sales to various other markets. While the net customer sales decreased, the Technology Segment inter-segment sales also decreased $4.8 million or 14.1% due to decreased intercompany sales of LED circuit board assemblies used in light fixtures having solid-state LED technology. The Company has chosen to outsource some of the components of its circuit board assembly in order to meet the growing demand for LED lighting and to make production capacity available for other LED component parts and assemblies.

Gross profit of $7,275,000 in fiscal 2015 decreased $0.9 million or 10.5% from fiscal 2014, and increased from 13.8% to 13.9% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.9 million decrease in amount of gross profit is due to the net effect of decreased customer net sales, decreased inter-segment sales, decreased employee compensation and benefit expense ($0.1 million), decreased supplies ($0.2 million), increased outside service expense ($0.2 million), and increased repair and maintenance expense ($0.1 million).

Selling and administrative expenses of $4,326,000 in fiscal 2015 decreased $1.4 million or 24.0% from fiscal 2014 primarily as the net result of decreased research and development expense ($1.3 million), increased compensation and benefits expenses ($0.3 million), decreased repair and maintenance expense ($0.1 million), decreased amortization expense ($0.3 million), and increased outside service expense ($0.1 million). In fiscal 2014, the Technology Segment recorded an intangible asset impairment expense of $0.8 million with no comparable intangible asset impairment expense in fiscal 2015.

The Technology Segment fiscal 2015 operating income of $2,949,000 increased $1.3 million or 80.8% from operating income of $1,633,000 in fiscal 2014. The $1.3 million increase was the net result of decreased net customer sales, decreased intersegment sales, decreased gross profit, an improvement of the gross profit margin percentage on lower customer and intersegment sales, decreased selling and administrative expenses, decreased research and development expense, and a $0.8 million intangible asset impairment expense in fiscal 2014 with no comparable intangible asset impairment expense in fiscal 2015.

All Other Category

(In thousands)	2015	2014

Net Sales	$41	$1,374
Gross Profit	$21	$(140)
Operating (Loss)	$(183)	$(854)

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category. Fiscal 2015 results represent only the first quarter of the fiscal year whereas fiscal 2014 results represent twelve months.

Corporate and Eliminations

(In thousands)	2015	2014

Gross Profit	$(19)	$(571)
Operating (Loss)	$(11,164)	$(6,899)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $10,580,000 in fiscal 2015 increased $4.3 million or 67.2% from fiscal 2014. The increase in expense is primarily the result of increased employee compensation and benefit expense ($1.7 million), an increase in legal fee expense ($0.3 million), increased outside service expense ($0.7 million), increased depreciation expense ($0.2 million), a $0.5 million increase in severance costs and a $1.0 million increase in self-insured death benefits, both recorded in fiscal 2015 with no comparable net effect in fiscal 2014. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco Technologies, with no corresponding event in fiscal 2014.

Consolidated Results

The Company reported net interest expense of $19,000 in fiscal 2015 as compared to net interest expense of $51,000 in fiscal 2014.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in the net interest expense amounts in both fiscal 2015 and 2014.

The $2,363,000 income tax expense in fiscal 2015 represents a consolidated effective tax rate of 31.4% influenced by certain permanent book-tax differences, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit. The $1,337,000 income tax expense in fiscal 2014 represents a consolidated effective tax rate of 59.0%.  This is the net result of an income tax rate of 44.5% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, an increase in the valuation reserve against New York State tax credits of $362,000 resulting from changes to the New York tax code, by certain U.S. federal and Canadian income tax credits, by a benefit related to uncertain income tax positions, and by a full valuation reserve on the Company’s Canadian tax position.

The Company reported net income of $5,151,000 in fiscal 2015 as compared to net income of $930,000 in fiscal 2014. This represents a 454% increase in net income in fiscal 2015 compared to fiscal 2014. The increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2014, intangible impairment expense in fiscal 2014 with no comparable expense in fiscal 2015, and increased income tax expense. Diluted earnings per share were $0.21 in fiscal 2015 as compared to diluted earnings per share of $ 0.04 in fiscal 2014. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2015 were 24,638,000 shares as compared to 24,546,000 shares when computing diluted earnings per share in fiscal 2014.

2014 Compared to 2013

Lighting Segment

(In thousands)
	2014	2013

Net Sales	$222,604	$200,335
Gross Profit	$49,467	$46,618
Operating Income	$10,524	$11,255

Lighting Segment net sales of $222,604,000 in fiscal 2014 increased 11.1% from fiscal 2013 net sales of $200,335,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $99.9 million in fiscal 2014, representing a $28.5 million or 40.0% increase from fiscal 2013 net sales of solid-state LED light fixtures of $71.4 million. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2013 to fiscal 2014 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $49,467,000 in fiscal 2014 increased $2.8 million or 6.1% from fiscal 2013, and decreased from 23.3% to 21.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, competitive pricing pressures, a shift in product mix to a greater percentage of light fixtures containing LED solid-state technology, manufacturing inefficiencies due to strong demand of newly introduced LED lighting fixtures, an increase in inventory reserves against inventory deemed obsolete and no longer useable ($0.2 million), increased freight expense, increased employee compensation and benefits expense ($1.0 million), decreased customer relations expense ($1.1 million), increased warranty expense ($2.3 million), increased supplies expense ($0.5 million), increased repairs and maintenance expense ($0.2 million), increased outside service expense ($0.5 million), and increased utilities expense ($0.2 million).

Selling and administrative expenses of $38,943,000 in fiscal 2014 increased $3.6 million or 10.1% from fiscal 2013 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), increased outside service expense ($0.4 million), decreased bad debt expense ($0.2 million), increased research and development expense ($2.0 million), decreased sample expense ($0.1 million), increased sales commission ($2.7 million), and decreased amortization expense ($1.7 million).

The Lighting Segment fiscal 2014 operating income of $10,524,000 decreased $0.7 million or 6.5% from operating income of $11,255,000 in fiscal 2013.  This decrease of $0.7 million was primarily the net result of increased net sales, a lower gross margin as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)
	2014	2013

Net Sales	$50,970	$53,122
Gross Profit	$8,409	$9,173
Operating (Loss)	$(2,086)	$(950)

Graphics Segment net sales of $50,970,000 in fiscal 2014 decreased 4.1% from fiscal 2013 net sales of $53,122,000.  The $2.2 million decrease in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($9.7 million net increase), two grocery retailers ($10.2 million decrease), two national drug store retailers ($2.4 million increase), several quick-service restaurant chains ($0.2 million decrease), several retail chains ($1.9 million decrease), one banking customer ($0.8 million increase), and changes in volume or completion of several other smaller graphics programs in various markets ($2.8 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $2.4 million in fiscal 2014, representing a $1.1 million increase from fiscal 2013 net sales of $1.3 million. Customer spending continued to remain soft and contributed to the operating losses in the Graphics Segment.

Gross profit of $8,409,000 in fiscal 2014 decreased $0.8 million or 8.3% from fiscal 2013, and decreased from 17.0% to 16.2% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The change in the amount of gross profit is due to the net effect of decreased net sales, lower gross profit margins on product sales, and the write-down of certain inventory to the lower of cost or market ($0.1 million), partially offset by improved gross margin as a percentage of sales on installation sales, decreased freight costs as a percentage of sales, decreased benefits and compensation ($0.2 million), decreased warranty costs ($0.3 million), decreased customer relations expense ($0.2 million), decreased supplies expense ($0.2 million), and decreased outside service expense ($0.1 million).

Selling and administrative expenses of $10,495,000 in fiscal 2014 increased $0.4 million or 3.7% from fiscal 2013 primarily as a result of increased benefits and compensation expense ($0.4 million).

The Graphics Segment fiscal 2014 operating loss of $(2,086,000) increased $1.1 million from the operating loss of $(950,000) in 2013 and is the net result of decreased net sales, decreased gross margin, and increased selling and administrative expenses.

Technology Segment

(In thousands)
	2014	2013

Net Sales	$24,515	$26,361
Gross Profit	$8,133	$6,081
Operating Income (Loss)	$1,633	$(2,079)

Technology Segment net sales of $24,515,000 in fiscal 2014 decreased 7.0% from fiscal 2013 net sales of $26,361,000. The $1.8 million decrease in Technology Segment net sales is primarily the net result of a $0.3 million decrease in sales to the telecommunications market, a $0.4 million increase in sales to the transportation market, a $0.2 million decrease in sales to original equipment manufacturers, a $0.2 million increase in sales to the medical markets, a $1.0 million decrease in sales to the sports market, and a $0.9 million decrease in sales to various other markets. In addition to the Segment’s decrease in customer sales, its inter-segment sales increased 29.1% due to increased intercompany demand of LED circuit board assemblies used in light fixtures having solid-state LED technology.

Gross profit of $8,133,000 in fiscal 2014 increased $2.1 million or 33.7% from fiscal 2013, and increased from 11.5% to 13.8% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $2.1 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment sales, increased employee compensation and benefit expense ($1.0 million), decreased outside service expense ($0.3 million), decreased warranty expense ($0.3 million), and decreased customer relations expense ($0.1 million).

Selling and administrative expenses of $5,695,000 in fiscal 2014 decreased $0.1 million or 0.9% from fiscal 2013 primarily as the net result of increased employee compensation and benefit expense ($0.1 million) and decreased outside service expense ($0.1 million). In fiscal 2014, the Technology Segment recorded an intangible asset impairment expense of $0.8 million with no comparable intangible asset impairment expense in fiscal 2013. In fiscal 2013, the Technology Segment recorded a goodwill impairment expense of $2.4 million with no comparable goodwill impairment expense in fiscal 2014.

The Technology Segment fiscal 2014 operating income of $1,633,000 is an improvement from the $(2,079,000) operating loss in fiscal 2013.  The $3.7 million increase from an operating loss in fiscal 2013 to operating income in fiscal 2014 was the net result of decreased net customer sales, increased intersegment sales, increased gross profit, decreased selling and administrative expenses, and a goodwill impairment charge of $2.4 million in fiscal 2013 with no comparable goodwill impairment expense in fiscal 2013 partially offset by a $0.8 million intangible asset impairment expense in fiscal 2014 with no comparable intangible asset impairment expense in fiscal 2013.

All Other Category

(In thousands)
	2014	2013

Net Sales	$1,374	$972
Gross Profit (Loss)	$(140)	$(963)
Operating (Loss)	$(854)	$(1,754)

All Other Category net sales of $1,374,000 in fiscal 2014 increased $0.4 million or 41.4% from fiscal 2013 net sales of $972,000.  The $0.4 million increase in the All Other Category net sales is the result of increased net sales of LED video screen and specialty LED lighting sales to the entertainment and other markets.

Gross (loss) of $(140,000) in fiscal 2014 is an improvement from the gross (loss) of $(963,000) in fiscal 2013. The $0.8 million reduction of the gross (loss) is the net result of increased net customer sales, and an inventory reserve of $1.2 million against inventory deemed technologically obsolete and no longer useable at our Canadian operation in fiscal 2013 with no comparable expense in fiscal 2014.

Selling and administrative expenses of $714,000 in fiscal 2014 decreased $0.1 million or 9.7% as compared to the same period of the prior year.  The decrease in selling and administrative expense is primarily the result of decreased research and development expense ($0.1 million).

The All Other Category fiscal 2014 operating loss of $(854,000) compares to an operating loss of $(1,754,000) in fiscal 2013.  This $0.9 million decrease in operating loss was the net result of increased net sales, an improvement in the gross (loss), most notably impacted by a decrease in obsolete inventory reserves, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)
	2014	2013

Gross (Loss)	$(571)	$(499)
Operating (Loss)	$(6,899)	$(5,842)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $6,328,000 in fiscal 2014 increased $1.0 million or 18.4% from fiscal 2013. The increase in expense is the net result of decreased employee compensation and benefit expense ($0.2 million), increased depreciation expense ($0.5 million), increased repairs and maintenance expense ($0.1 million), increased outside service expense ($0.5 million), and a reduction of the contingent earn-out liability related to the Virticus acquisition in fiscal 2013 ($0.9 million)with no comparable reduction of expense in fiscal 2014.

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

The Company reported net income of $930,000 in fiscal 2014 as compared to a net loss of $(123,000) in fiscal 2013.  The increase from a net loss in fiscal 2013 to net income in fiscal 2014 is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the net effect of decreased goodwill impairment partially offset by increased intangible asset impairment expense, and increased income tax expense.   Diluted earnings per share was $0.04 in fiscal 2014 as compared to a diluted loss per share of $(0.01) in fiscal 2013. The weighted average common shares outstanding for purposes of computing the diluted earnings per share in fiscal 2014 were 24,546,000 shares as compared to 24,313,000 shares when computing the diluted loss per share in fiscal 2013.

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

At June 30, 2015, the Company had working capital of $84.0 million, compared to $76.8 million at June 30, 2014.  The ratio of current assets to current liabilities was 3.28 to 1 as compared to a ratio of 3.62 to 1 at June 30, 2014.  The $7.2 million increase in working capital from June 30, 2014 to June 30, 2015 was primarily related to the net effect of increased cash and cash equivalents ($17.4 million), increased accounts payable ($1.1 million), increased accrued expenses ($6.5 million), increased net accounts receivable ($0.9 million), decreased net inventory ($2.3 million), increased other current assets ($0.6 million), and decreased refundable income tax ($1.9 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $20.9 million of cash from operating activities in fiscal 2015 as compared to cash from operating activities of $11.6 million in fiscal 2014. This $9.4 million increase in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts receivable (unfavorable change of $4.9 million), a decrease rather than an increase in inventories (favorable change of $4.8 million), a decrease rather than an increase in refundable income tax (favorable change of $2.4 million), a larger net profit in fiscal 2015 compared to fiscal 2014 (favorable change of $4.2 million), goodwill and intangible asset impairment expense in fiscal 2014 with no comparable event in fiscal 2015 (unfavorable change of $0.8 million), a greater increase in accrued expenses and other (favorable change of $5.8 million), a loss on the sale of a subsidiary with no comparable event in fiscal 2014 (favorable change of $0.6 million), a decrease rather than an increase in customer prepayments (unfavorable change of $0.7 million), an increase rather than a decrease in net deferred tax assets (unfavorable change of $1.1 million), and a decrease rather than an increase in the deferred compensation liability (unfavorable change of $0.9 million).

Net accounts receivable were $43.7 million and $42.8 million at June 30, 2015 and 2014, respectively.  The increase of $0.9 million in net receivables is primarily due to the net effect of a higher amount of net sales in the fourth quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014, partially offset by a lower days sales outstanding (DSO).  The DSO decreased to 49 days at June 30, 2015 from 50 days at June 30, 2014. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.1 million at June 30, 2015 decreased $2.3 million from June 30, 2014 levels. The decrease of $2.3 million is the result of a decrease in gross inventory of $2.4 million partially offset by a decrease in inventory obsolescence reserves of $0.1 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in fiscal 2015 in the Lighting Segment of approximately $2.5 million and in the Technology Segment of approximately $1.9 million. There was an increase in inventory in the Graphics Segment $2.2 million. The increase in inventory in the Graphics Segment was caused mostly by the inventory requirements to support a large rollout program. A decrease of $0.3 million in net inventory in the All Other Category occurred due to the sale of LSI Saco in the first quarter of fiscal 2015.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank, with all of the $30 million of the credit line available as of September 4, 2015. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2018. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2016 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $2.3 million in cash for investing activities in fiscal 2015 as compared to a use of $5.0 million in fiscal 2014, resulting in a favorable change of $2.7 million. Capital expenditures for fiscal 2015 decreased $0.5 million to $4.8 million from fiscal 2014. The largest components of the fiscal 2015 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segments. The Company recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities and the sale of small miscellaneous fixed assets of $1,006,000 in fiscal 2015, compared to proceeds of $255,000 from the sale of various fixed assets in fiscal 2014. The Company also recorded net proceeds from the sale of its LSI Saco subsidiary of $1.5 million with no comparable transaction in fiscal 2014.

The Company used $1.3 million of cash related to financing activities in fiscal 2015 and $5.5 million in fiscal 2014. Dividends paid to shareholders represents most of the cash used in financing activities and represents most of the $4.2 million difference in cash used between the two fiscal years. The Company paid cash dividends of $0.12 per share in fiscal 2015 as compared to $0.24 per share in fiscal 2014. Another source of cash from financing activities was from the exercise of stock options, which represents an increase of cash flow of $0.5 million from fiscal 2014 to fiscal 2015.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2015 (a)	Total	1 year	years	years	5 years

Acquisition Contingent Earn-Out Obligations (b)	$--	$--	$--	$--	$--

Operating Lease Obligations	3,510	1,253	2,070	183	4
Purchase Obligations	20,432	17,622	2,798	12	--
Total Contractual Obligations	$23,942	$18,875	$4,868	$195	$4

(a)	The liability for uncertain tax positions of $0.7 million is not included due to the uncertainty of timing of payments.

(b)	Refer to Note 13 — Commitments and Contingencies, for an explanation as to the elimination of the earn-out liability.

Cash Dividends

On August 19, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.03 per share (approximately $735,000) in connection with the fourth quarter of fiscal 2015 payable September 8, 2015 to shareholders of record on August 31, 2015. In addition, the regular quarterly cash dividend was increased to $0.04 per share for fiscal 2016, an indicated annual cash dividend rate is $0.16 per share. The Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations were effective in taxable years beginning on or after January 1, 2014, or the Company’s fiscal year 2015. The impact to the Company’s financial statements is immaterial.

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

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized over a point in time, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company has not yet determined the impact the amended guidance will have on its financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2015, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2015. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Dennis W. Wells
Chief Executive Officer and President
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated September 8, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 8, 2015

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013

Net sales	$307,857	$299,463	$280,790

Cost of products and services sold	233,408	234,165	220,380

Gross profit	74,449	65,298	60,410

Loss on sale of subsidiary (see Note 15)	565	—	—

Gain on sale of building	(343)	—	—

Selling and administrative expenses	66,694	62,175	57,367

Goodwill and intangible asset impairments	—	805	2,413

Operating income	7,533	2,318	630

Interest (income)	(26)	(17)	(47)

Interest expense	45	68	62

Income before income taxes	7,514	2,267	615

Income tax expense	2,363	1,337	738

Net income (loss)	$5,151	$930	$(123)

Earnings (loss) per common share (see Note 3)

Basic	$0.21	$0.04	$(0.01)

Diluted	$0.21	$0.04	$(0.01)

Weighted average common shares outstanding

Basic	24,496	24,388	24,313

Diluted	24,638	24,546	24,313

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and 2014

(In thousands, except shares)

	2015	2014

ASSETS

Current Assets

Cash and cash equivalents	$26,409	$9,013

Accounts and notes receivable, less allowance for doubtful accounts of $317 and $294, respectively	43,661	42,753

Inventories	43,083	45,408

Refundable income taxes	99	1,973

Asset held for sale	—	611

Prepaid and other current assets	7,562	6,319

Total current assets	120,814	106,077

Property, Plant and Equipment, at cost
Land	6,952	6,918
Buildings	37,706	37,027
Machinery and equipment	76,383	75,533
Construction in progress	588	221
	121,629	119,699
Less accumulated depreciation	(78,441)	(75,417)
Net property, plant and equipment	43,188	44,282

Goodwill	10,508	10,508

Other Intangible Assets, net	6,092	7,227

Other Long-Term Assets, net	1,777	1,794

Total assets	$182,379	$169,888

The accompanying notes are an
integral part of these financial statements.

	2015	2014

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,721	$13,658
Accrued expenses	22,126	15,631

Total current liabilities	36,847	29,289

Other Long-Term Liabilities	2,580	2,187

Commitments and contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,392,938 and 24,122,284 shares, respectively	106,353	104,064
Retained earnings	36,599	34,348

Total shareholders’ equity	142,952	138,412

Total liabilities & shareholders’ equity	$182,379	$169,888

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2015, 2014, and 2013

(In thousands, except per share data)

	Common Shares		Key Executive Deferred Compensation			Total
	Number of		Number of		Retained	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Equity

Balance at June 30, 2012	24,303	$104,040	(267)	$(2,641)	$47,969	$149,368

Net (loss)	—	—	—	—	(123)	(123)
Stock compensation awards	8	57	—	—	—	57
Purchase of treasury shares, net	—	—	(22)	(150)	—	(150)
Deferred stock compensation	—	169	—	—	—	169
Stock option expense	—	842	—	—	—	842
Stock options exercised, net	35	175	—	—	—	175
Dividends — $0.36 per share	—	—	—	—	(8,648)	(8,648)

Balance at June 30, 2013	24,346	105,283	(289)	(2,791)	39,198	141,690

Net income	—	—	—	—	930	930
Stock compensation awards	23	193	—	—	—	193
Purchase of treasury shares, net	—	—	(18)	(124)	—	(124)
Deferred stock compensation	—	99	—	—	—	99
Stock option expense	—	1,005	—	—	—	1,005
Stock options exercised, net	61	399	—	—	—	399
Dividends — $0.24 per share	—	—	—	—	(5,780)	(5,780)

Balance at June 30, 2014	24,430	106,979	(307)	(2,915)	34,348	138,412

Net income	—	—	—	—	5,151	5,151
Stock compensation awards	27	191	—	—	—	191
Distribution of treasury shares, net	—	—	80	770	—	770
Deferred stock compensation	—	(761)	—	—	—	(761)
Stock option expense	—	1,239	—	—	—	1,239
Stock options exercised, net	163	850	—	—	—	850
Dividends — $0.12 per share	—	—	—	—	(2,900)	(2,900)

Balance at June 30, 2015	24,620	$108,498	(227)	$(2,145)	$36,599	$142,952

The accompanying notes are an
integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$5,151	$930	$(123)

Non-cash items included in net income (loss)
Depreciation and amortization	6,331	6,226	7,197
Goodwill and intangible asset impairment	—	805	2,413
Earn-out liability adjustment	—	—	(897)
Deferred income taxes	(226)	856	263
Deferred compensation plan	(761)	99	169
Stock option expense	1,239	1,005	842
Issuance of common shares as compensation	191	193	57
Gain on disposition of building	(343)	—	—
Loss on disposition of fixed assets	9	36	7
Loss on sale of subsidiary	565	—	—
Allowance for doubtful accounts	220	6	269
Inventory obsolescence reserve	1,493	1,464	2,957

Change in certain assets and liabilities
Accounts and notes receivable	(1,631)	3,232	(1,848)
Inventories	1	(4,779)	(3,774)
Refundable income taxes	1,815	(538)	(1,208)
Accounts payable	910	1,229	917
Accrued expenses and other	6,115	269	1,644
Customer prepayments	(149)	526	(35)

Net cash flows provided by operating activities	20,930	11,559	8,850

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(4,754)	(5,245)	(7,571)
Proceeds from sale of subsidiary, net of cash sold	1,494	—	—
Proceeds from sale of fixed assets	1,006	255	38

Net cash flows (used in) investing activities	(2,254)	(4,990)	(7,533)

Cash Flows From Financing Activities
Cash dividends paid	(2,900)	(5,780)	(8,648)
Purchase of treasury shares	(205)	(188)	(175)
Issuance of treasury shares	975	64	25
Exercise of stock options	850	399	175

Net cash flows (used in) financing activities	(1,280)	(5,505)	(8,623)

Increase (decrease) in cash and cash equivalents	17,396	1,064	(7,306)

Cash and cash equivalents at beginning of year	9,013	7,949	15,255

Cash and cash equivalents at end of year	$26,409	$9,013	$7,949

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  Receivables deemed uncollectable are written-off against the allowance for doubtful accounts receivable after all collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2015	2014

Accounts receivable	$43,978	$43,047
Less: Allowance for doubtful accounts	(317)	(294)
Accounts receivable, net	$43,661	$42,753

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2015 and June 30, 2014, the Company had bank balances of $28,494,000 and $12,367,000, respectively, without insurance coverage. Of these amounts, $741,000 was held in foreign bank accounts as of June 30, 2014.

Inventories and Inventory Reserves:

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

The Company sold one of two buildings at its Woonsocket, Rhode Island operation, which is included in the Graphics Segment, in the first quarter of fiscal 2015. The sale of this property was the result of the consolidation of the operations into the remaining facility in order to eliminate redundancies and improve manufacturing efficiencies. The selling price of the building was in excess of its carrying value. The asset held for sale was separately disclosed on the June 30, 2014 balance sheet.

The Company recorded $5,804,000, $5,411,000 and $4,702,000 of depreciation expense in the years ended June 30, 2015, 2014 and 2013, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2015	June 30, 2014

Balance at beginning of the period	$2,662	$1,424
Additions charged to expense	3,185	3,816
Deductions for repairs and replacements	(2,439)	(2,578)
Balance at end of the period	$3,408	$2,662

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,880,000 in 2015, $1,961,000 in 2014, and $1,932,000 in 2013.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs.   The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $5,598,000, $8,226,000 and $6,480,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Cost of Products and Services Sold:

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of products, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity. Cost of services sold is primarily comprised of the internal and external labor costs required to support the Company’s service revenue along with the management of media content.

Advertising Expense:

The Company recorded $305,000, $322,000, and $280,000 of advertising expense in 2015, 2014 and 2013, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 451,000 shares in fiscal 2015, 462,000 shares in fiscal 2014, and 356,000 shares in fiscal 2013.  See further discussion in Note 3.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations were effective in taxable years beginning on or after January 1, 2014, or the Company’s fiscal year 2015. The impact to the Company’s financial statements is immaterial.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized over a point in time, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. The amended guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company has not yet determined the impact the amended guidance will have on its financial statements.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation of business segment information. See additional information in Note 2. These reclassifications have no impact on net income, earnings per share, or operating cash flows.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2 — BUSINESS SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. With a new Chief Executive Officer and a new view on how the Company will be managed, the Company realigned its operating segments to be in alignment with the financial information received by the CODM. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations will also be reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period segment information has been revised so as to be comparable with the new segment reporting structure.

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

The Technology Segment designs, engineers, and manufactures electronic circuit boards, assemblies and sub-assemblies, various control system products used in other applications (including the control of solid-state LED lighting and metal halide lighting), and solid state LED video screens, scoreboards and advertising ribbon boards. This operating segment sells its products directly to customers (primarily in the transportation, original equipment manufacturers, sports, and medical markets) and also has significant inter-segment sales to the Lighting Segment.

The All Other Category includes only the Company’s former subsidiary that designed and produced high-performance light engines, large format video screens using solid-state LED technology, and certain specialty LED lighting. This subsidiary was sold on September 30, 2014 (See Note 15).

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2015, 2014 and 2013. There was no concentration of accounts receivable at June 30, 2015 or 2014.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2015, June 30, 2014, June 30, 2013:

(In thousands)	2015	2014	2013
Net Sales:
Lighting Segment	$219,920	$222,604	$200,335
Graphics Segment	64,895	50,970	53,122
Technology Segment	23,001	24,515	26,361
All Other Category	41	1,374	972
Total Net Sales	$307,857	$299,463	$280,790

Operating Income (Loss):
Lighting Segment	$14,775	$10,524	$11,255
Graphics Segment	1,156	(2,086)	(950)
Technology Segment	2,949	1,633	(2,079)
All Other Category	(183)	(854)	(1,754)
Corporate and Eliminations	(11,164)	(6,899)	(5,842)
Total Operating Income	$7,533	$2,318	$630

Capital Expenditures:
Lighting Segment	$1,905	$3,294	$2,023
Graphics Segment	1,100	461	350
Technology Segment	1,146	726	1,586
All Other Category	4	20	115
Corporate and Eliminations	599	744	3,497
Total Capital Expenditures	$4,754	$5,245	$7,571

Depreciation and Amortization:
Lighting Segment	$2,965	$2,779	$4,369
Graphics Segment	979	950	902
Technology Segment	1,341	1,563	1,422
All Other Category	31	161	185
Corporate and Eliminations	1,015	773	319
Total Depreciation and Amortization	$6,331	$6,226	$7,197

	June 30,	June 30,
	2015	2014
Identifiable Assets:
Lighting Segment	$90,713	$93,847
Graphics Segment	29,477	24,425
Technology Segment	28,423	33,440
All Other Category	--	2,860
Corporate and Eliminations	33,766	15,316
Total Identifiable Assets	$182,379	$169,888

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2015	2014	2013

Lighting Segment intersegment net sales	$2,752	$3,534	$2,746
Graphics Segment intersegment net sales	$559	$1,088	$961
Technology Segment intersegment net sales	$29,412	$34,238	$26,522
All Other Category intersegment net sales	$308	$2,286	$2,843

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The Company’s operations are in the United States, with one operation previously in Canada. As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 15). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2015	2014	2013
Net Sales (a):
United States	$307,816	$298,089	$279,818
Canada	41	1,374	972
Total Net Sales	$307,857	$299,463	$280,790

	June 30,	June 30,	June 30,
	2015	2014	2013
Long-Lived Assets (b):
United States	$44,965	$45,886	$46,843
Canada	--	190	336
Total Long-Lived Assets	$44,965	$46,076	$47,179

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2015	2014	2013
BASIC EARNINGS PER SHARE

Net income (loss)	$5,151	$930	$(123)

Weighted average shares outstanding during the period, net of treasury shares (a)	24,187	24,084	24,029
Weighted average shares outstanding in the Deferred Compensation Plan during the period	309	304	284

Weighted average shares outstanding	24,496	24,388	24,313

Basic earnings (loss) per share	$0.21	$0.04	$(0.01)

DILUTED EARNINGS PER SHARE

Net income (loss)	$5,151	$930	$(123)

Weighted average shares outstanding

Basic	24,496	24,388	24,313

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	142	158	—

Weighted average shares outstanding (c)	24,638	24,546	24,313

Diluted earnings (loss) per share	$0.21	$0.04	$(0.01)

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation — General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,882,722 common shares, 1,974,775 common shares, and 2,027,450 common shares at June 30, 2015, 2014, and 2013, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2015	2014

Inventories:
Raw materials	$27,920	$30,278
Work-in-process	4,658	5,393
Finished goods	10,505	9,737
Total Inventories	$43,083	$45,408

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2015	2014

Accrued Expenses:
Compensation and benefits	$11,614	$7,134
Customer prepayments	1,324	1,473
Accrued sales commissions	1,982	1,814
Accrued warranty	3,408	2,662
Other accrued expenses	3,798	2,548
Total Accrued Expenses	$22,126	$15,631

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

As of March 1, 2014, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of a reporting unit in the Lighting Segment passed with a business enterprise value that was $2.5 million or 3% above its carrying value. The goodwill impairment test of a reporting unit in the Graphics Segment passed with an estimated business enterprise value that was $2.5 million or 453% above the carrying value of the reporting unit. The goodwill impairment test of one of the reporting units in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $18.2 million or 71% above the carrying value of this reporting unit.

As of March 1, 2015, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test in the Lighting Segment passed with a business enterprise value that was $36.2 million or 45% above the carrying value of this reporting unit. The goodwill impairment test of a reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $4.0 million or 344% above the carrying value of the reporting unit. As part of the Company realigning its business segments discussed in Note 2, the goodwill that was previously reported in the All Other Category is now reported in the Graphics Segment. The goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $14.9 million or 58% above the carrying value of this reporting unit.

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)
	Lighting	Graphics	Technology	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2014
Goodwill	$34,913	$28,690	$11,621	$3,119	$78,343
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(3,119)	(67,835)
Goodwill, net as of June 30, 2014	$135	$1,165	$9,208	$0	$10,508

Sale of LSI Saco
Goodwill	--	--	--	(3,119)	(3,119)
Accumulated impairment losses	--	--	--	3,119	3,119
	--	--	--	--	--
Balance as of June 30, 2015
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2015	$135	$1,165	$9,208	$--	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2014 and determined there was no impairment. As of June 30, 2014, the Company performed an impairment test on two definite-lived intangible assets at the LSI Controls reporting unit (formerly LSI Virticus) in the Technology Segment. The triggering event for this impairment analysis was the shortfall in lighting control sales relative to forecast. The income (discounted cash flow) approach was used to determine the fair market value of the intangible assets. As a result of the analysis, it was determined that two definite-lived intangible assets were fully impaired, totaling $805,000 of impairment expense.

As of March 1, 2015, the Company performed its annual review of indefinite-lived intangible assets and determined there was no impairment. The indefinite-lived intangible asset impairment test passed with a fair market value that was $6.6 million or 192% above its carrying value.

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,306,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 15).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2015
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,290	$2,026
Patents	338	120	218
LED technology firmware, software	11,228	10,910	318
Trade name	460	460	--
Non-compete agreements	710	602	108
Total Amortized Intangible Assets	22,052	19,382	2,670

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,382	$6,092

	June 30, 2014
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$10,352	$7,412	$2,940
Patents	338	84	254
LED technology firmware, software	11,228	10,832	396
Trade name	460	454	6
Non-compete agreements	710	501	209
Total Amortized Intangible Assets	23,088	19,283	3,805

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$26,510	$19,283	$7,227

	Amortization Expense of Other Intangible Assets
(In thousands)	2015	2014	2013

Amortization Expense	$527	$815	$2,495

The Company expects to record amortization expense as follows:

(In thousands)

2016	$505
2017	$409
2018	$400
2019	$400
2020	$327
After 2020	$629

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

In March 2015, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2018. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of June 30, 2015.

The Company is in compliance with all of its loan covenants as of June 30, 2015.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $2,900,000, $5,780,000 and $8,648,000 in fiscal years 2015, 2014 and 2013, respectively.  In August 2015, the Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable September 8, 2015 to shareholders of record August 31, 2015.

NOTE 9 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Options granted to non-employee directors become exercisable 25% every ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,296,933 shares, all of which were available for future grant or award as of June 30, 2015.  This plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards.  As of June 30, 2015, a total of 2,677,436 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,597,238 options for common shares were vested and exercisable.  As of June 30, 2015, the approximate unvested stock option expense that will be recorded as expense in future periods is $1,452,560.  The weighted average time over which this expense will be recorded is approximately 37 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2015	2014	2013

Dividend yield	1.1%	3.3%	3.6%
Expected volatility	55%	53%	51%
Risk-free interest rate	1.6%	1.7%	0.6%
Expected life (years)	6.0	5.5	4.7

At June 30, 2015, the 734,323 options granted to employees during fiscal 2015 had exercise prices ranging from $5.96 to $8.23 per share, fair values ranging from $2.19 to $3.89 per share, and remaining contractual lives of between nine years five months and nine years nine months.

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

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective January 1, 2015. Previous estimated forfeiture rates were between 2.0% and 2.3% over the period January 1, 2013 through December 31, 2014. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $1,238,897, $1,004,676 and $842,401 of expense related to stock options in fiscal years 2015, 2014 and 2013, respectively.  As of June 30, 2015, the Company had 2,652,168 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.87 per share, an aggregate intrinsic value of $4,854,607 and weighted average remaining contractual terms of 6.1 years.

Information related to all stock options for the years ended June 30, 2015, 2014 and 2013 is shown in the following tables:

	Twelve Months Ended June 30, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	734,323	$6.83
Forfeitures	(571,275)	$10.26
Exercised	(163,076)	$6.70

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Exercisable at 6/30/15	1,597,238	$10.18	4.3	$2,250,093

	Twelve Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	436,000	$7.24
Forfeitures	(39,050)	$11.59
Exercised	(60,636)	$6.22

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Exercisable at 6/30/14	1,874,326	$10.74	4.0	$750,925

	Twelve Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/12	2,006,250	$10.64	5.8	$654,747

Granted	414,750	$6.58
Forfeitures	(44,350)	$13.61
Exercised	(35,500)	$4.93

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Exercisable at 6/30/13	1,643,050	$11.34	4.6	$524,522

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at June 30, 2014	803,138	$2.39
Granted	734,323	$3.27
Vested	(355,513)	$2.31
Forfeited	(101,750)	$2.64
Non-vested at June 30, 2015	1,080,198	$2.99

The weighted average grant date fair value of options granted was $3.27, $2.67 and $2.11 per share in fiscal years 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2015, 2014 and 2013 were $212,106, $142,715 and $95,223, respectively. The aggregate grant date fair value of options that vested during 2015, 2014 and 2013 was $822,827, $777,825 and $756,543, respectively. The Company received $1,092,002, $377,401 and $175,023 of cash from employees who exercised options in fiscal years 2015, 2014 and 2013, respectively. Additionally, in fiscal 2015 the Company recorded $71,643 as a reduction of federal income taxes payable, $242,385 as a reduction in common stock, $30,149 as a reduction of income tax expense, and $283,888 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In fiscal 2014 the Company recorded $48,747 as a reduction of federal income taxes payable, $13,009 as an increase in common stock, $27,693 as a reduction of income tax expense, and $8,045 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Stock Compensation Awards

The Company awarded a total of 26,850 common shares in fiscal 2015, a total of 23,205 common shares in fiscal 2014, and a total of 8,092 common shares in fiscal 2013 as stock compensation awards. These common shares were valued at their approximate $191,000, $192,100 and $56,700 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal stock award following their twentieth employment anniversary. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2015 there were 29 participants, all with fully vested account balances. A total of 226,600 common shares with a cost of $2,145,100, and 307,328 common shares with a cost of $2,914,700 were held in the plan as of June 30, 2015 and 2014, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the nonqualified deferred compensation plan. The Company accounts for assets held in the nonqualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $205,600 and $183,100 to purchase 27,902 and 24,215 common shares of the Company in the open stock market during fiscal years 2015 and 2014, respectively, for either employee salary deferrals or Company contributions into the nonqualified deferred compensation plan. For fiscal year 2016, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 33,000 to 38,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $23,942,000 and $35,873,000 as of June 30, 2015 and June 30, 2014, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $1,876,000 in 2015, $1,783,000 in 2014, and $1,794,000 in 2013. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2016	2017	2018	2019	2020	2021 & Beyond
$1,253,000	$1,112,000	$958,000	$163,000	$20,000	$4,000

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2015	2014	2013
Components of income before income taxes:
United States	$7,697	$3,121	$2,369
Foreign	(183)	(854)	(1,754)
Income before income taxes	$7,514	$2,267	$615

Provision (benefit) for income taxes:
Current
U.S. federal	$2,364	$500	$972
State and local	237	35	(440)
Foreign	(12)	(54)	(57)
Total current	2,589	481	475

Deferred	(226)	856	263
Total provision for income taxes	$2,363	$1,337	$738

(In thousands)	2015	2014	2013
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	2.4	6.9	17.0
Impact of foreign operations	0.7	1.2	(7.1)
Federal and state tax credits	(3.7)	(6.3)	(34.1)
Goodwill	--	0.1	133.6
Valuation allowance	(3.8)	30.8	145.6
Domestic production activities deduction	(4.0)	(2.8)	(22.2)
Uncertain tax position activity	(1.3)	(11.3)	(101.6)
Contingent liability	--	—	(49.6)
Other	2.1	6.4	4.5
Sale of subsidiary	5.0	—	—
Effective tax rate	31.4%	59.0%	120.1%

The components of deferred income tax assets and (liabilities) at June 30, 2015 and 2014 are as follows:

(In thousands)	2015	2014

Reserves against current assets	$273	$74
Accrued expenses	2,881	2,366
Goodwill, acquisition costs and intangible assets	255	1,171
Deferred compensation	791	1,051
State net operating loss carryover and credits	1,889	1,991
Foreign net operating loss carryover and credits	—	4,465
Long term capital loss carryforward	4,272	—
U.S. Federal net operating loss carryover and credits	506	556
Deferred income tax asset before valuation reserve	10,867	11,674
Valuation reserve	(6,161)	(6,450)
Deferred income tax asset	4,706	5,224

Depreciation	(3,241)	(3,985)
Deferred income tax liability	(3,241)	(3,985)

Net deferred income tax asset	$1,465	$1,239

Reconciliation to the balance sheets as of June 30, 2015 and 2014:

(In thousands)	2015	2014
Deferred income tax asset included in:
Other current assets	$3,154	$2,439
Other long-term assets (liability)	(1,689)	(1,200)

Net deferred income tax asset	$1,465	$1,239

As of June 30, 2015 and 2014, the Company has recorded a deferred tax asset in the amount of $506,000 and $556,000, respectively, related to U.S. Federal net operating loss and research and development credit carryovers acquired in the acquisition of Virticus Corporation.  The net operating losses will expire over a period of 3 years, beginning in June 30, 2029.  The research and development credits will expire over a period of 2 years, beginning in June 30, 2029.  The annual utilization is limited by Internal Revenue Code Section 382.  However, the Company has determined these assets, more likely than not, will be realized.

As of June 30, 2015 and 2014, the Company has recorded a deferred state income tax asset in the amount of $1,716,000 and $1,727,000, respectively, net of federal tax benefits, related to non-refundable New York state tax credits. Related to fiscal year 2015, the Company has determined that a full valuation reserve is required. These credits do not expire, but pursuant to New York state legislation enacted in the Company’s quarter ending March 31, 2014, and effective for the Company’s tax year ending June 30, 2015, the Company has determined that this asset, more likely than not, will not be realized.  Related to fiscal year 2014, the Company has determined that this deferred state income tax asset requires a partial valuation reserve. As of June 30, 2015 and 2014, the Company has recorded a valuation reserve in the amount of $1,716,000 and $1,721,000, respectively. This activity netted to a state tax benefit of $5,000 in fiscal years 2015, and an additional state income tax expense of $489,000 (of which $362,000 related to the state tax code change), and $312,000 in fiscal years 2014, and 2013 respectively.

As of June 30, 2014, the Company recorded a deferred state income tax asset in the amount of $90,000 related to a state net operating loss carryover in Tennessee, and determined that a full valuation reserve was required. The net loss carryover was created from a company that was previously sold. Because of the sale of this Tennessee-based company, the Company determined this asset more likely than not, will not be realized. This deferred state income tax asset and related valuation reserve were written off when the Company’s former subsidiary in Tennessee was dissolved in the fourth quarter of fiscal 2015.

As of June 30, 2015 and 2014, the Company has recorded a deferred state income tax asset in the amount of $173,000 related to a state net operating loss carryover and a state research and development credit in Oregon acquired during the acquisition of Virticus Corporation. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.  The Oregon research and development credit will expire over a period of 2 years, beginning in June 30, 2015.

As of June 30, 2015, the Company had recorded deferred tax assets for the sale of its Canadian subsidiary related to a long term capital loss carryforward totaling $4,272,000. The Company has determined that this asset, more likely than not, will not be realized within the 5 year carryforward period and that a full valuation reserve is required. The long term capital loss carryforward will expire in June 30, 2020.

As of June 30, 2014, the Company had recorded deferred tax assets for its Canadian subsidiary related to net operating loss carryover and to research and development tax credits totaling $4,465,000. In view of the financial statements of this subsidiary and a series of loss years, the Company determined these assets, more likely than not, will not be realized. These deferred tax assets and related valuation reserves were written off when this Canadian subsidiary was sold in the first quarter of fiscal 2015.

Considering all issues discussed above, the Company has recorded valuation reserves of $6,161,000 and $6,450,000 as of June 30, 2015 and 2014, respectively.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10. At June 30, 2015, tax, interest, and penalties, net of potential federal tax benefits, were $447,000, $292,000, and $152,000 respectively, of the total reserve for uncertain tax positions of $891,000. Of the $891,000 reserve for uncertain tax positions, $739,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2014, tax, interest, and penalties, net of potential federal tax benefits, were $485,000, $333,000, and $169,000, respectively, of the total reserve for uncertain tax positions of $987,000. Of the $987,000 reserve for uncertain tax positions, $819,000 would have an unfavorable impact on the effective tax rate if recognized. The liability for uncertain tax positions is included in Other Long-Term Liabilities.

The Company recognized a $40,000 net tax benefit in fiscal 2015, a $147,000 net tax benefit in fiscal 2014, and a $540,000 net tax benefit in fiscal 2013 related to the change in reserves for uncertain tax positions. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2015, 2014 and 2013 gross tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2015	2014	2013

Balance at beginning of the fiscal year	$746	$969	$1,860
Decreases — tax positions in prior period	(134)	(225)	(234)
Increases — tax positions in current period	75	2	37
Settlements and payments	—	—	(694)
Lapse of statute of limitations	—	—	—
Balance at end of the fiscal year	$687	$746	$969

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several foreign, state, and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2012.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2015	2014	2013
Cash payments:
Interest	$48	$76	$76
Income taxes	$1,078	$978	$3,404

Issuance of common shares as compensation	$191	$193	$57

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent earn-out liability of $877,000 was recorded based on the fair value of estimated earn-out payments. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Virticus, the fair value of the earn-out liability was adjusted to zero. In addition to the $877,000 reversal of the earn-out liability, which was recorded in selling and administrative expenses in Corporate and Eliminations, $20,000 of accrued interest expense was also reversed. As of June 30, 2015, the maximum potential undiscounted liability related to the earn-out is $2 million, which is based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2016 and 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2015, there were no such standby letters of credit.

NOTE 14 – SEVERANCE COSTS

Pursuant to a management succession agreement entered into in fiscal 2004 as subsequently amended, the Company’s former Chief Executive Officer, Robert J. Ready, relinquished this title and related management responsibilities when the Company hired and appointed a new Chief Executive Officer in October 2014. Mr. Ready remained on the Company’s Board of Directors until his death in March 2015, but was no longer Chairman of the Board following the November 2014 Annual Meeting of Shareholders. The management succession agreement provided for 18 months of compensation to be paid to Mr. Ready, which resulted in a severance charge in the second quarter of fiscal 2015 of $800,000. Severance payments totaling $224,000 were made in the second and third quarters of fiscal 2015. The remaining $576,000 severance liability was recognized as income when Mr. Ready died in March 2015. Pursuant to the management succession agreement a $1 million self-insured death benefit was paid to Mr. Ready’s beneficiary in the fourth quarter of fiscal 2015.

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

The fiscal 2015 activity in the Company’s Accrued Severance Liability is as follows for the twelve months ended June 30, 2015:

(In thousands)
Balance at June 30, 2014	$--
Accrual of expense	1,718
Payments	(704)
Adjustments	(635)
Balance at June 30, 2015	$379

NOTE 15 — SALE OF SUBSIDIARY

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

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2015	2014	2013

Keating Muething & Klekamp PLL	$500	$98	$84
American Engineering and Metal Working	$300	$215	$394
3970957 Canada Inc.	$42	$161	$182
Synergy Electronic LTD	$7	$171	$232

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2015	2014

Keating Muething & Klekamp PLL	$35	$5
American Engineering and Metal Working	$1	$—
Synergy Electronic LTD	$—	$8

The law firm of Keating Muething & Klekamp PLL, of which one of the Company’s independent outside directors is a senior partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the former president and another executive of the Company’s former LSI Saco Technologies subsidiary, owns the building that the Canadian operation occupied and rented. Synergy Electronic LTD, which is owned and operated by the brother of an executive at the Company’s former LSI Saco Technologies, manufactures molds and materials used in video screens and research and development projects.

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2015
Net sales	$78,466	$84,715	$68,603	$76,073	$307,857
Gross profit	18,608	20,555	16,305	18,981	74,449
Net income	1,527	1,588	393	1,643	5,151

Earnings per share
Basic	$0.06	$0.06	$0.02	$0.07	$0.21
Diluted	$0.06	$0.06	$0.02	$0.07	$0.21

Range of share prices
High	$8.49	$7.70	$9.17	$10.24	$10.24
Low	$6.00	$5.61	$5.84	$8.02	$5.61

2014
Net sales	$80,486	$76,123	$68,996	$73,858	$299,463
Gross profit	19,122	16,757	13,715	15,704	65,298
Net income (loss)	1,865	870	(1,009)	(796)	930

Earnings (loss) per share
Basic	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)
Diluted	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)

Range of share prices
High	$9.00	$9.60	$9.67	$8.78	$9.67
Low	$6.65	$7.76	$7.54	$7.10	$6.65

2013
Net sales	$74,719	$71,082	$66,152	$68,837	$280,790
Gross profit	17,871	13,882	13,921	14,736	60,410
Net income (loss)	1,830	(2,450)	(315)	812	(123)

Earnings (loss) per share
Basic	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)
Diluted	$0.08	$(0.10)	$(0.01)	$0.03	$(0.01	)(a)

Range of share prices
High	$7.42	$7.38	$7.77	$8.46	$8.46
Low	$6.19	$6.10	$6.80	$6.78	$6.10

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 27, 2015, there were 508 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2015	2014	2013	2012	2011

Net sales	$307,857	$299,463	$280,790	$268,402	$293,501
Cost of products and services sold	233,408	234,165	220,380	208,089	221,156
Loss on sale of a subsidiary	565	—	—	—	—
Gain on sale of a building	(343)	—	—	—	—
Selling and administrative expenses	66,694	62,175	57,367	53,724	56,041
Goodwill and intangible asset impairment (a)	—	805	2,413	258	—

Operating income (loss)	7,533	2,318	630	6,331	16,304
Interest (income)	(26)	(17)	(47)	(25)	(43)
Interest expense	45	68	62	165	180

Income (loss) before income taxes	7,514	2,267	615	6,191	16,167
Income taxes	2,363	1,337	738	2,967	5,339

Net income (loss)	$5,151	$930	$(123)	$3,224	$10,828

Earnings (loss) per common share
Basic	$0.21	$0.04	$(0.01)	$0.13	$0.45
Diluted	$0.21	$0.04	$(0.01)	$0.13	$0.44

Cash dividends paid per share	$0.12	$0.24	$0.36	$0.23	$0.20

Weighted average common shares
Basic	24,496	24,388	24,313	24,298	24,287
Diluted	24,638	24,546	24,313	24,352	24,339

Balance Sheet Data:

(At June 30)

	2015	2014	2013	2012	2011

Working capital	$83,967	$76,788	$76,703	$83,702	$84,524
Total assets	182,379	169,888	169,179	175,226	176,021
Long-term debt, including current maturities	—	—	—	—	1,099
Shareholders’ equity	142,952	138,412	141,690	149,368	151,218

(a)	The Company recorded a significant impairment of goodwill and/or intangible assets in fiscal 2014 and 2013, and a minor impairment in fiscal 2012. See Note 6.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2015, 2014, AND 2013

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	(Deductions)		Balance
	Beginning	Costs and	From Company	(a)	End of
Description	of Period	Expenses	Acquired (Sold)	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2015	$294	$220	$—	$(197)	$317
Year Ended June 30, 2014	$346	$6	$—	$(58)	$294
Year Ended June 30, 2013	$385	$269	$—	$(308)	$346

Inventory Obsolescence Reserve:

Year Ended June 30, 2015	$2,298	$1,493	$(417)	$(1,177)	$2,197
Year Ended June 30, 2014	$3,087	$1,464	$—	$(2,253)	$2,298
Year Ended June 30, 2013	$2,156	$2,957	$—	$(2,026)	$3,087

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2015	$6,450	$—	$(283)	$(5)	$6,162
Year Ended June 30, 2014	$5,750	$700	$—	$—	$6,450
Year Ended June 30, 2013	$5,009	$741	$—	$—	$5,750

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.