Form 10-Q
period 2015-09-30
LSI INDUSTRIES INC
filed 2015-11-02
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

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

As of October 29, 2015 there were 24,562,726 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2015	2014

Net sales	$85,925	$78,466

Cost of products and services sold	62,576	59,858

Gross profit	23,349	18,608

Loss on sale of subsidiary (see Note 13)	--	565

Gain on sale of building	--	(343)

Selling and administrative expenses	17,586	15,852

Operating income	5,763	2,534

Interest (income)	(8)	(3)

Interest expense	8	11

Income before income taxes	5,763	2,526

Income tax expense	2,013	999

Net income	$3,750	$1,527

Earnings per common share (see Note 4)
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Weighted average common shares outstanding
Basic	24,764	24,436
Diluted	25,194	24,508

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2015	2015

ASSETS

Current Assets

Cash and cash equivalents	$28,385	$26,409

Accounts receivable, less allowance for doubtful accounts of $405 and $317, respectively	46,267	43,661

Inventories	44,934	43,083

Refundable income taxes	--	99

Other current assets	7,001	7,562

Total current assets	126,587	120,814

Property, Plant and Equipment, at cost
Land	6,980	6,952
Buildings	37,746	37,706
Machinery and equipment	76,628	76,383
Construction in progress	1,369	588
	122,723	121,629
Less accumulated depreciation	(79,149)	(78,441)
Net property, plant and equipment	43,574	43,188

Goodwill	10,508	10,508

Other Intangible Assets, net	5,966	6,092

Other Long-Term Assets, net	1,773	1,777

Total assets	$188,408	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2015	2015

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,420	$14,721
Accrued expenses	21,738	22,126

Total current liabilities	37,158	36,847

Other Long-Term Liabilities	2,166	2,580

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,556,896 and 24,392,938 shares, respectively	109,472	106,353
Retained earnings	39,612	36,599

Total shareholders’ equity	149,084	142,952

Total liabilities & shareholders’ equity	$188,408	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2015	2014
Cash Flows from Operating Activities
Net income	$3,750	$1,527
Non-cash items included in net income:
Depreciation and amortization	1,576	1,586
Deferred income taxes	(396)	(7)
Deferred compensation plan	175	56
Stock compensation expense	1,775	86
Issuance of common shares as compensation	49	47
(Gain) on disposition of building	--	(343)
Loss on disposition of fixed assets	1	1
Loss on sale of subsidiary	--	565
Allowance for doubtful accounts	94	102
Inventory obsolescence reserve	367	146

Changes in certain assets and liabilities – excluding sale of subsidiary
Accounts receivable	(2,853)	(2,637)
Inventories	(2,065)	(875)
Refundable income taxes	99	1,028
Accounts payable	224	(187)
Accrued expenses and other	(275)	(820)
Customer prepayments	431	(458)
Net cash flows provided by (used in) operating activities	2,952	(183)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,362)	(970)
Proceeds from sale of subsidiary, net of cash sold	--	1,494
Proceeds from sale of fixed assets	--	950
Net cash flows provided by (used in) investing activities	(1,362)	1,474

Cash Flows from Financing Activities
Cash dividends paid	(735)	(1,447)
Proceeds and tax benefits from exercises of stock options	1,335	--
Purchase of treasury shares	(228)	(110)
Issuance of treasury shares	14	--
Net cash flows provided by (used in) financing activities	386	(1,557)

Increase (decrease) in cash and cash equivalents	1,976	(266)

Cash and cash equivalents at beginning of period	26,409	9,013

Cash and cash equivalents at end of period	$28,385	$8,747

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2015, the results of its operations for the three month periods ended September 30, 2015 and 2014, and its cash flows for the three month periods ended September 30, 2015 and 2014. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2015 Annual Report on Form 10-K.  Financial information as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2015	2015

Accounts receivable	$46,672	$43,978
Less: Allowance for doubtful accounts	(405)	(317)
Accounts receivable, net	$46,267	$43,661

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of September 30, 2015 and June 30, 2015, the Company had bank balances of $30,014,000 and $28,494,000, respectively, without insurance coverage.

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

Property, Plant and Equipment and Related Depreciation:

Property, plant and equipment are stated at cost.  Major additions and betterments are capitalized while maintenance and repairs are expensed.  For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings (in years)	28	-	40
Machinery and equipment (in years)	3	-	10
Computer software (in years)	3	-	8

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

The Company recorded $1,450,000 and $1,438,000 of depreciation expense in the first quarter of fiscal 2016 and 2015, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2015	2014	2015

Balance at beginning of the period	$3,408	$2,662	$2,662
Additions charged to expense	877	881	3,185
Deductions for repairs and replacements	(615)	(552)	(2,439)
Balance at end of the period	$3,670	$2,991	$3,408

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company follows the requirements of ASC Subtopic 985-20, “Software:  Costs of Software to be Sold, Leased, or Marketed,” and expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,311,000 and $1,851,000 for the three months ended September 30, 2015 and 2014, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average of common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 693,000 shares and 386,000 shares for the three months ended September 30, 2015 and 2014, respectively. See further discussion of earnings per share in Note 4.

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

The Company’s Lighting Segment and Graphics Segment net sales to a petroleum-convenience store customer represented approximately $9,660,000 or 11% of consolidated net sales in the three months ended September 30, 2015. There was no concentration of consolidated net sales in the three months ended September 30, 2014.  The Company’s Graphics Segment accounts receivable balance related to this customer at September 30, 2015 was $5,202,000 or 11% of consolidated net accounts receivable. There was no concentration of accounts receivable at June 30, 2015.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2015 and September 30, 2014:

	Three Months Ended
(In thousands)	September 30
	2015	2014
Net Sales:
Lighting Segment	$59,075	$55,721
Graphics Segment	21,753	16,024
Technology Segment	5,097	6,680
All Other Category	--	41
	$85,925	$78,466

Operating Income (Loss):
Lighting Segment	$5,682	$4,227
Graphics Segment	2,161	53
Technology Segment	1,340	632
All Other Category	--	(183)
Corporate and Eliminations	(3,420)	(2,195)
	$5,763	$2,534

Capital Expenditures:
Lighting Segment	$689	$582
Graphics Segment	505	334
Technology Segment	116	44
All Other Category	--	4
Corporate and Eliminations	52	6
	$1,362	$970

Depreciation and Amortization:
Lighting Segment	$705	$722
Graphics Segment	215	250
Technology Segment	355	338
All Other Category	--	31
Corporate and Eliminations	301	245
	$1,576	$1,586

	September 30, 2015	June 30, 2015
Identifiable Assets:
Lighting Segment	$90,570	$90,713
Graphics Segment	35,920	29,477
Technology Segment	29,568	28,423
All Other Category	--	--
Corporate and Eliminations	32,350	33,766
	$188,408	$182,379

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2015	2014

Lighting Segment inter-segment net sales	$614	$1,052

Graphics Segment inter-segment net sales	$444	$131

Technology inter-segment net sales	$9,384	$7,272

All other Category inter-segment net sales	$--	$308

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The Company’s operations are in the United States, with one operation previously in Canada.  As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 13). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

	Three Months Ended
(In thousands)	September 30
	2015	2014
Net Sales (a):
United States	$85,925	$78,425
Canada	--	41
	$85,925	$78,466

	September 30,	June 30,
	2015	2015
Long-lived Assets (b):
United States	$45,347	$44,965
Canada	--	--
	$45,347	$44,965

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long-term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2015	2014

BASIC EARNINGS PER SHARE

Net income	$3,750	$1,527

Weighted average shares outstanding, net of treasury shares (a)	24,501	24,122
Weighted average vested restricted stock units outstanding	27	--
Weighted average shares outstanding in the Deferred Compensation Plan	236	314

Weighted average shares outstanding	24,764	24,436

Basic earnings per share	$0.15	$0.06

DILUTED EARNINGS PER SHARE

Net income	$3,750	$1,527

Weighted average shares outstanding

Basic	24,764	24,436

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	430	72

Weighted average shares outstanding (c)	25,194	24,508

Diluted earnings per share	$0.15	$0.06

(a)	Includes shares accounted for like treasury stock in accordance with Accounting Standards Codification Topic 710, Compensation - General.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,683,500 common shares and 2,168,025 common shares at September 30, 2015 and 2014, respectively, were not included in the computation of the three month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2015	2015

Inventories:
Raw materials	$28,558	$27,920
Work-in-process	4,521	4,658
Finished goods	11,855	10,505
Total Inventories	$44,934	$43,083

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2015	2015

Accrued Expenses:
Compensation and benefits	$8,174	$11,614
Customer prepayments	1,755	1,324
Accrued sales commissions	1,961	1,982
Accrued warranty	3,670	3,408
Accrued income taxes	2,245	--
Other accrued expenses	3,933	3,798
Total Accrued Expenses	$21,738	$22,126

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2015
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2015	$135	$1,165	$9,208	$--	$10,508

Balance as of September 30, 2015
Goodwill	$34,913	28,690	11,621	--	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of September 30, 2015	$135	$1,165	$9,208	$--	$10,508

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 13).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2015
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,363	$1,953
Patents	338	128	210
LED technology firmware, software	11,228	10,930	298
Trade name	460	460	--
Non-compete agreements	710	627	83
Total Amortized Intangible Assets	22,052	19,508	2,544

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,508	$5,966

	June 30, 2015
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,290	$2,026
Patents	338	120	218
LED technology firmware, software	11,228	10,910	318
Trade name	460	460	--
Non-compete agreements	710	602	108
Total Amortized Intangible Assets	22,052	19,382	2,670

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,382	$6,092

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2015	September 30, 2014

Three Months Ended	$126	$148

The Company expects to record annual amortization expense as follows:

(In thousands)

2016	$505
2017	$409
2018	$400
2019	$400
2020	$327
After 2020	$629

NOTE 8  -  REVOLVING LINE OF CREDIT

In March 2015, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2018. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of September 30, 2015.

The Company is in compliance with all of its loan covenants as of September 30, 2015.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $735,000 and $1,447,000 in the three months ended September 30, 2015 and 2014, respectively. Dividends on restricted stock units in the amount of $2,160 were accrued in the three months ended September 30, 2015. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the LSI executives. In October 2015, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable November 10, 2015 to shareholders of record as of November 2, 2015. The new indicated annual cash dividend rate is $0.16 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 369,673 shares, all of which were available for future grant or award as of September 30, 2015.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSU’s”) were awarded during the three months ended September 30, 2015. As of September 30, 2015, a total of 3,417,537 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,537,151 options for common shares were vested and exercisable.  As of September 30, 2015, the approximate unvested stock option expense that will be recorded as expense in future periods is $3,273,832.  The weighted average time over which this expense will be recorded is approximately 35 months. Additionally, as of September 30, 2015 a total of 72,000 restricted stock units were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSU’s is $362,417. The weighted average time over which this expense will be recorded is approximately 39 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

Three Months Ended
September 30
2015

Dividend yield	1.3%
Expected volatility	44%
Risk-free interest rate	1.69%
Expected life (in years)	6.0

At September 30, 2015, the 942,800 options granted during the first three months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $9.99 per share, fair values ranging from of $3.28 to $3.88 per share, and remaining contractual lives of between nine years, nine months and nine years, eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective July 1, 2015. Previous estimated forfeiture rates were between 2.0% and 3.3% between the period January 1, 2013 through June 30, 2015. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $1,488,573 and $85,633 of expense related to stock options in the three months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the Company had 3,359,040 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.05 per share, an aggregate intrinsic value of $2,726,778 and weighted average remaining contractual terms of 6.9 years.

Information related to all stock options for the three months ended September 30, 2015 and 2014 is shown in the following tables:

	Three Months Ended September 30, 2015
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	942,800	$9.39
Forfeitures	(20,800)	$15.36
Exercised	(181,899)	$7.31

Outstanding at 9/30/15	3,417,537	$9.04	7.0	$2,759,444

Exercisable at 9/30/15	1,537,151	$10.15	4.1	$1,270,934

	Three Months Ended September 30, 2014
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	--	$--
Forfeitures	(15,000)	$7.09
Exercised	--	$--

Outstanding at 9/30/14	2,662,464	$9.59	5.1	$217,885

Exercisable at 9/30/14	2,141,339	$10.21	4.3	$217,885

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested at June 30, 2015	1,080,198	$2.99
Granted	942,800	$3.65
Vested	(140,812)	$2.39
Forfeited	(1,800)	$3.56
Non-vested at September 30, 2015	1,880,386	$3.36

The weighted average grant date fair value of options granted during the three months ended September 30, 2015 was $3.65. There were no options granted in the first quarter of fiscal year 2015. The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 was $429,294. The aggregate grant date fair value of options that vested during the three months ended September 30, 2015 and 2014 was $336,634 and $598,316, respectively. The Company received $1,328,907 of cash from employees who exercised options in the three month period ended September 30, 2015. No options were exercised in the three month period ended September 30, 2014. In the first three months of fiscal 2016 the Company recorded $150,253 as a reduction of federal income taxes payable, $6,640 as an increase in common stock, $20,464 as a reduction of income tax expense, and $123,149 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 72,000 restricted stock units with a fair value of $9.39 per share were awarded to employees during the three months ended September 30, 2015. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the restricted stock units were awarded. The RSU’s have a four year ratable vesting period. The restricted stock units are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSU’s in the amount of $2,160 were accrued in the three months ended September 30, 2015. Accrued dividends are paid to the holder upon vesting of the RSU’s and issuance of shares. As of September 30, 2015, the 72,000 restricted stock units had a remaining contractual life of 9 years, 9 months. Of the 72,000 RSU’s awarded, 69,081 are expected to vest as of September 30, 2015. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $286,257 of expense related to restricted stock units in the three months ended September 30, 2015. There were no restricted stock units awarded prior to July 1, 2015.

Director and Employee Stock Compensation Awards

The Company awarded a total of 5,260 and 5,680 common shares in the three months ended September 30, 2015 and 2014, respectively, as stock compensation awards. These common shares were valued at their approximate $49,300 and $47,500 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of September 30, 2015 there were 29 participants, all with fully vested account balances. A total of 249,801 common shares with a cost of $2,359,300, and 226,600 common shares with a cost of $2,145,100 were held in the plan as of September 30, 2015 and June 30, 2015, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan in accordance with Accounting Standards Codification Topic 710, Compensation — General. The Company used approximately $228,200 and $110,200 to purchase 24,914 and 15,983 common shares of the Company in the open stock market during the three months ended September 30, 2015 and 2014, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2016, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 37,000 to 41,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2015	2014
Cash payments:
Interest	$13	$13
Income taxes	$74	$4

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability program was established. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Controls (fka, LSI Virticus), the fair value of the Earn-Out liability was adjusted to zero. As of September 30, 2015, the maximum potential undiscounted liability related to the Earn-Out is $2 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2016 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2015, there were no standby letter of credit agreements.

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

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2015	2014	2015

Balance at beginning of the period	$379	$--	$--
Accrual of expense	13	144	1,718
Payments	(200)	(24)	(704)
Adjustments	(58)	--	(635)
Balance at end of the period	$134	$120	$379

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

	Three Months Ended
	September 30
	2015	2014
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	35.6%	45.2%
Impact of foreign operations	--	(0.5)
Uncertain tax positions	(0.3)	(1.2)%
Other	(0.4)	(4.0)%
Effective tax rate	34.9%	39.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended
	September 30
	2015	2014

Lighting Segment	59,075	55,721
Graphics Segment	21,753	16,024
Technology Segment	5,097	6,680
All Other Category	--	41
	$85,925	$78,466

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended
	September 30
	2015	2014

Lighting Segment	$5,682	$4,227
Graphics Segment	2,161	53
Technology Segment	1,340	632
All Other Category	--	(183)
Corporate and Eliminations	(3,420)	(2,195)
	$5,763	$2,534

Summary Comments

Fiscal 2016 first quarter net sales of $85,925,000 increased $7.5 million or 9.5% as compared to first quarter fiscal 2015. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.4 million or 6.0%) and increased net sales of the Graphics Segment (up $5.7 million or 35.8%). Net sales were unfavorably influenced by decreased net sales of the Technology Segment (down $1.6 million or 23.7%).

Fiscal 2016 first quarter operating income of $5,763,000 increased $3.2 million from operating income of $2,534,000 in the first quarter of fiscal 2015. The $3.2 million increase was the net result of increased net sales, increased gross profit, an increase in gross profit as a percentage of sales from 23.7% in the first quarter of fiscal 2015 to 27.2% in the first quarter of fiscal 2016, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016.

The Company’s total net sales of products and services related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2016	FY 2015	% Change

First Quarter	$36,585	$30,922	18.3%
Second Quarter		36,956
First Half		67,878
Third Quarter		29,524
Nine Months		97,402
Fourth Quarter		33,304
Full Year		$130,706

First quarter fiscal 2016 LED net sales of $36,585,000 were up $5.7 million or 18.3% from the same period of the prior year. The $36,585,000 total LED net sales and the $5.7 million increase is the net result of Lighting Segment LED net sales of $35.1 million (up $5.5 million or 18.5%), Graphics Segment LED net sales of $1.0 million (up $0.5 million or 110.7%), and Technology Segment LED net sales of LED video screens of $0.5 million (down $0.3 million or 41.4%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of the gain on the sale of the manufacturing facility, the loss on the sale of the subsidiary, and the income tax effect of the utilization of a long-term capital loss are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	First Quarter
	FY 2016	FY 2015
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$5,763	$2,534

Adjustment for the gain on the sale of a manufacturing facility	--	(343)

Adjustment for the loss on sale of a Subsidiary	--	565

Adjusted Operating Income	$5,763	$2,756

(in thousands, except per share data; unaudited)	First Quarter
		Diluted			Diluted
	FY 2016	EPS	FY 2015		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$3,750	$0.15	$1,527		$0.06

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	--	--	(224	)(1)	(0.01)

Adjustment for the loss on sale of a Subsidiary	--	--	565	(2)	0.02

Income tax effect of utilization of a long-term capital loss	--	--	(101)		0.00

Adjusted net income and earningsper share	$3,750	$0.15	$1,767		$0.07

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 119

(2) 0

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Lighting Segment

(In thousands)	Three Months Ended
	September 30
	2015	2014

Net Sales	$59,075	$55,721
Gross Profit	$15,672	$14,027
Operating Income	$5,682	$4,227

Lighting Segment net sales of $59,075,000 in the first quarter of fiscal 2016 increased 6.0% from fiscal 2015 same period net sales of $55,721,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $35.1 million in the first quarter of fiscal 2016, representing a $5.5 million or 18.5% increase from fiscal 2015 first quarter net sales of solid-state LED light fixtures of $29.6 million. Light fixtures having solid-state LED technology represents 59.4% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2015 to fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $15,672,000 in the first quarter of fiscal 2016 increased $1.6 million or 11.7% from the same period of fiscal 2015, and increased from 24.7% to 26.3% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The $1.6 million increase in amount of gross profit at a higher gross margin percentage is due to the net effect of increased net product sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, and decreased freight costs as a percentage of net sales. Also contributing to the change in gross profit is increased employee compensation and wage expense ($0.7 million), increased repairs and maintenance ($0.1 million), and decreased outside service expense ($0.1 million).

Selling and administrative expenses of $9,990,000 in the first quarter of fiscal year 2016 increased $0.2 million or 1.9% from the same period of fiscal 2015 primarily as the net result of increased employee compensation and benefits expense ($0.1 million), decreased research and development expense ($0.8 million), decreased convention and show expense ($0.1 million), increased commission expense ($0.4 million), and a net increase in various other expenses ($0.6 million). Commission expense increased as a direct result of the increase in customer net sales.

The Lighting Segment first quarter fiscal 2016 operating income of $5,682,000 increased $1.5 million or 34.4% from operating income of $4,227,000 in the same period of fiscal 2015. This increase of $1.5 million was primarily the net result of increased net sales, a higher gross profit and a higher gross margin as a percentage of net sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2015	2014

Net Sales	$21,753	$16,024
Gross Profit	$5,349	$2,627
Operating Income	$2,161	$53

Graphics Segment net sales of $21,753,000 in the first quarter of fiscal 2016 increased 35.8% from fiscal 2015 same period net sales of $16,024,000. The $5.7 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($6.9 million increase), two grocery retailers ($0.2 million increase), several quick-service restaurant chains ($1.5 million decrease), and one national drug store retailer ($0.2 million increase). Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.0 million in the first quarter of fiscal 2016 compared to $0.5 million in fiscal 2015.

Gross profit of $5,349,000 in the first quarter of fiscal 2015 increased $2.7 million or 104% from the same period of fiscal 2015. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 16.3% in the first quarter of fiscal 2015 to 24.1% in the first quarter of fiscal 2016. The change in amount of gross profit is due to the net effect of increased net sales and a corresponding leveraged growth in gross profit, lower gross margin on installation sales, increased shipping and handling cost as a percentage of shipping and handling sales, increased employee compensation and benefits expense ($0.1 million), increased warranty expense ($0.1 million), and increased supplies expense ($ 0.2 million).

Selling and administrative expenses of $3,188,000 in the first quarter of fiscal 2016 increased $0.3 million or 9.3% from the same period of fiscal 2015 primarily as a result of increased employee and compensation expense ($0.4 million) partially offset by decreased outside service expense ($0.1 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2016.

The Graphics Segment first quarter fiscal 2016 operating income of $2,161,000 increased $2.1 million from operating income of $53,000 in the same period of fiscal 2015. The increase of $2.1 million was primarily the net result of increased net sales, increased gross profit and increased gross margin as a percentage of sales, increased selling and administrative expenses, and a gain on the sale of a facility in the first quarter of fiscal 2015 with no corresponding event in the first quarter of fiscal 2016.

Technology Segment

(In thousands)	Three Months Ended
	September 30
	2015	2014

Net Sales	$5,097	$6,680
Gross Profit	$2,386	$2,004
Operating Income	$1,340	$632

Technology Segment net sales of $5,097,000 in the first quarter of fiscal 2016 decreased 23.7% from fiscal 2015 same period net sales of $6,680,000. The $1.6 million decrease in Technology Segment net sales is primarily the result of a $1.1 million decrease in sales to the transportation market, a $0.2 million decrease in sales to the medical market, a $0.3 million increase in sales to original equipment manufacturers, a $0.3 million decrease in sales to the sports market, and a $0.3 million decrease in sales to various other markets. While the net customer sales decreased, the Technology inter-segment sales increased $2.1 million or 29.0%. The increase in inter-segment sales is the direct result of the increase in net sales of light fixtures having solid-state LED technology.

Gross profit of $2,386,000 in the first quarter of fiscal 2016 increased $0.4 million or 19.1% from the same period in fiscal 2015, and increased from 14.4% to 16.5% as a percentage of net sales (customer plus inter-segment net sales). The $0.4 million increase in amount of gross profit is due to the net effect of decreased customer net sales, increased inter-segment net sales, decreased supplies expense ($0.1 million), decreased employee compensation and wage expense ($0.3 million), and increased outside service expense ($0.1 million).

Selling and administrative expenses of $1,046,000 in the first quarter of fiscal 2016 decreased $0.3 million or 23.7% from $1,372,000 in the same period in fiscal 2015. The $0.3 million decrease in selling and administrative expenses is the net result of decreased research and development expenses ($0.1 million) and several decreases in various other expenses ($0.2 million). The net decrease in operating expenses reflects the concerted efforts to control costs as initiated the latter half of fiscal 2015.

The Technology Segment first quarter fiscal 2016 operating income of $1,340,000 increased $0.7 million from operating income of $632,000 in the same period of fiscal 2015. The $0.7 million increase in operating income was the net result of decreased net customer sales, increased inter-segment net sales, increased gross profit, and decreased selling and administrative expense.

All Other Category

(In thousands)	Three Months Ended
	September 30
	2015	2014

Net Sales	--	$41
Gross Profit	--	$21
Operating Income	--	$(183)

Due to the sale of Saco on September 30, 2014, there is no longer comparable data for the All Other Category.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2015	2014

Gross (Loss)	$(58)	$(71)
Operating (Loss)	$(3,420)	$(2,195)

The gross loss relates to the intercompany profit in inventory elimination.

Administrative expenses of $3,362,000 in the first quarter of fiscal 2016 increased $1.8 million or 116% from the same period of the prior year. The increase in expense is primarily the net result of an increase in employee compensation and benefit expense ($1.7 million), an increase in outside service expense ($0.3 million), an increase in research and development spending ($0.4 million), and a net decrease in various other expenses. The increase in employee compensation and benefit expense is primarily the result of an increase in salary expense related to a growth in corporate headcount and an increase in stock compensation expense. Service based and performance based stock options, as well as restricted stock awards, were granted and awarded, respectively, in the first quarter of fiscal 2016 with no corresponding grant of stock options or award of restricted stock awards in the first quarter of fiscal 2015. The increase in research and development spending is the result of the creation of a corporate research and development department with its sole purpose to develop leading edge products utilizing: 1) the latest energy saving controls; 2) LED light source technology; 3) the “internet of things” connectivity; and 4) beacons and new display technology to enhance the retail experience. In fiscal 2015, the Company recognized a $565,000 loss on the sale of a subsidiary, with no corresponding event in fiscal 2016.

Consolidated Results

The Company reported no net interest expense in the first quarter of fiscal 2016 compared to net interest expense of $8,000 in the first quarter of fiscal 2015. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. In the first quarter of fiscal 2016, the fees paid on the Company’s unused line of credit were equally offset by interest income earned on invested cash.

The $2,013,000 income tax expense in the first quarter of fiscal 2016 represents a consolidated effective tax rate of 34.9%. This is the net result of an income tax rate of 35.6% influenced by certain permanent book-tax differences and by a benefit related to uncertain income tax positions. The $999,000 income tax expense in the first quarter of fiscal 2015 represents a consolidated effective tax rate of 39.5%. This is the net result of an income tax rate of 34.9% for the Company’s U.S. operations influenced by certain permanent book-tax differences, Canadian income tax credits, by a benefit related to uncertain income tax positions, the utilization of the long-term capital loss related to the sale of LSI Saco Technologies Inc. against the long-term capital gain associated with the sale of the manufacturing facility in Woonsocket, Rhode Island, and by a full valuation reserve on the Company’s Canadian tax position. (The valuation reserve against the Company’s Canadian tax position, which totaled $4.5 million, no longer exists as of September 30, 2014 as a result of the sale of LSI Saco.)

The Company reported net income of $3,750,000 in the first quarter of fiscal 2016 as compared to net income of $1,527,000 in the same period of the prior year. The $2,223,000 increase in net income in the first quarter of fiscal 2016 as compared to fiscal 2015 is primarily the net result of increased net sales, increased gross profit, an improved gross margin percentage, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016, and higher income tax expense in fiscal 2016 compared to fiscal 2015. Diluted earnings per share of $0.15 were reported in the first quarter of fiscal 2016 as compared to $0.06 diluted earnings per share in the same period of fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2016 were 25,194,000 shares as compared to 24,508,000 shares in the same period last year.

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

At September 30, 2015, the Company had working capital of $89.4 million, compared to $84.0 million at June 30, 2015. The ratio of current assets to current liabilities was 3.41 to 1 as compared to a ratio of 3.28 to 1 at June 30, 2015. The $5.4 million increase in working capital from June 30, 2015 to September 30, 2015 was primarily related to the net effect of increased cash ($2.0 million), increased net accounts receivable ($2.6 million), increased net inventory ($1.9 million), a decrease in accrued expenses ($0.4 million), partially offset by a decrease in refundable income taxes ($0.1 million), a decrease in other current assets ($0.6 million), and an increase in accounts payable ($0.7 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $3.0 million of cash from operating activities in the first quarter of fiscal 2016 as compared to a use of cash of $0.2 million in the same period of the prior year. This $3.2 million increase in net cash flows from operating activities is primarily the net result of a greater increase in accounts receivable (unfavorable change of $0.2 million), an increase rather than a decrease in accounts payable (favorable change of $0.4 million), an increase rather than a decrease in customer prepayments (favorable change of $0.9 million), increased stock compensation expense (favorable change of $1.7 million), a greater increase in inventory (unfavorable change of $1.2 million), a loss on the sale of a subsidiary in fiscal 2015 with no comparable event in fiscal 2016 (unfavorable change of $0.6 million), a smaller decrease in accrued expenses and other (favorable change of $0.5 million), a decrease in the gain recognized on fixed assets, which includes the sale of a facility in fiscal 2015 (favorable change of $0.3 million), an increase in inventory obsolescence expense (favorable change of $0.2 million), a smaller increase in refundable income taxes (unfavorable change of $0.9 million), a larger decrease in the deferred compensation liability (favorable change of $0.1 million), a greater increase in net deferred tax assets (unfavorable change of $0.4 million), and an increase in net income (favorable change of $2.2 million).

Net accounts receivable were $46.3 million and $43.7 million at September 30, 2015 and June 30, 2015, respectively. The increase of $2.6 million in net receivables is primarily due to the effect of a higher amount of net sales in the latter two months of the first quarter of fiscal 2016 as compared to the latter two months of the fourth quarter of fiscal 2015. The DSO of 49 days was the same for both September 30, 2015 and June 30, 2015. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $44.9 million at September 30, 2015 increased from $43.1 million at June 30, 2015. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2016 in the Lighting Segment of approximately $0.9 million and in the Graphics Segment of approximately $2.0 million and a net inventory decrease occurred in the Technology Segment of approximately $1.0 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank, with all of the $30 million of the credit line available as of October 23, 2015. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2018. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2016 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $1.4 million related to investing activities in the first quarter of fiscal 2016 as compared to a source of $1.5 million in the same period of the prior year, resulting in an unfavorable change of $2.9 million. Capital expenditures for the first quarter of fiscal 2015 increased $0.4 million to $1.4 million from the same period in fiscal 2015. The largest components of the first quarter fiscal 2016 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segment. The Company recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities of $950,000 in the first quarter of fiscal 2015 with no proceeds from the sale of fixed assets in the first quarter of fiscal 2016. The Company also recorded net proceeds from the sale of its subsidiary in Montreal of $1.5 million in the first quarter of fiscal 2015 with no comparable transaction in the first quarter of fiscal 2016. The combination of these proceeds was greater than the first quarter fiscal 2015 capital expenditures.

The Company generated $0.4 million of cash related to financing activities in the first quarter of fiscal 2016 compared to a use of cash of $1.6 million in the first quarter of fiscal 2015. The favorable change in cash flow was the net result of a decrease in dividends paid to shareholders (favorable change of $0.7 million), the exercise of stock options in the first quarter of fiscal 2016 with no such exercises in fiscal 2015 (favorable change of $1.3 million), and an increase in the purchase of treasury shares (unfavorable change of $0.1 million).

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

Cash Dividends

In October 2015, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable November 10, 2015 to shareholders of record as of November 2, 2015. The indicated annual cash dividend rate for fiscal 2016 is $0.16 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations were effective in taxable years beginning on or after January 1, 2014, or the Company’s fiscal year 2015. The impact to the Company’s financial statements was immaterial.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2015.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 14 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people, or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/15 to 7/31/15	1,320	10.32	1,320	(1)
8/1/15 to 8/31/15	22,029	9.15	22,029	(1)
9/1/15 to 9/30/15	1,565	9.14	1,565	(1)
Total	24,914	9.21	24,914	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2015, the Plan held 249,801 common shares of the Company and had distributed 247,686 common shares.

ITEM 6.  EXHIBITS

Exhibits:

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
November 2, 2015