Form 10-Q
period 2015-12-31
LSI INDUSTRIES INC
filed 2016-02-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015.

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

As of February 2, 2016 there were 24,689,131 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In thousands, except per share data)	2015	2014	2015	2014

Net sales	$84,687	$84,715	$170,612	$163,181

Cost of products and services sold	60,761	64,160	123,337	124,018

Gross profit	23,926	20,555	47,275	39,163

Loss on sale of subsidiary (see Note 13)	--	--	--	565

(Gain) on sale of building	--	--	--	(343)

Selling and administrative expenses	18,546	18,331	36,132	34,183

Operating income	5,380	2,224	11,143	4,758

Interest (income)	(17)	(6)	(25)	(9)

Interest expense	9	12	17	23

Income before income taxes	5,388	2,218	11,151	4,744

Income tax expense	1,606	630	3,619	1,629

Net income	$3,782	$1,588	$7,532	$3,115

Earnings per common share (see Note 4)
Basic	$0.15	$0.06	$0.30	$0.13
Diluted	$0.15	$0.06	$0.30	$0.13

Weighted average common shares outstanding
Basic	24,911	24,449	24,838	24,442
Diluted	25,624	24,507	25,405	24,506

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31, 2015	June 30, 2015

ASSETS

Current Assets

Cash and cash equivalents	$28,763	$26,409

Accounts receivable, less allowance for doubtful accounts of $372 and $317, respectively	43,122	43,661

Inventories	45,885	43,083

Refundable income taxes	574	99

Other current assets	7,448	7,562

Total current assets	125,792	120,814

Property, Plant and Equipment, at cost
Land	6,980	6,952
Buildings	38,162	37,706
Machinery and equipment	77,570	76,383
Construction in progress	1,514	588
	124,226	121,629
Less accumulated depreciation	(80,510)	(78,441)
Net property, plant and equipment	43,716	43,188

Goodwill	10,508	10,508

Other Intangible Assets, net	5,839	6,092

Other Long-Term Assets, net	1,679	1,777

Total assets	$187,534	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31, 2015	June 30, 2015

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,829	$14,721
Accrued expenses	23,307	22,126

Total current liabilities	32,136	36,847

Other Long-Term Liabilities	2,099	2,580

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,685,777 and 24,392,938 shares, respectively	110,891	106,353
Retained earnings	42,408	36,599

Total shareholders’ equity	153,299	142,952

Total liabilities & shareholders’ equity	$187,534	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31
	2015	2014
Cash Flows from Operating Activities
Net income	$7,532	$3,115
Non-cash items included in net income
Depreciation and amortization	3,174	3,138

Deferred income taxes	(448)	(101)
Deferred compensation plan	310	94
Stock option expense	2,150	882
Issuance of common shares as compensation	113	96
(Gain) on disposition of building	--	(343)
(Gain) Loss on disposition of fixed assets	1	(1)
Loss on sale of subsidiary	--	565
Allowance for doubtful accounts	131	176
Inventory obsolescence reserve	699	753

Changes in certain assets and liabilities:
Accounts receivable	387	(2,021)
Inventories	(3,480)	1,757
Refundable income taxes	(475)	1,801
Accounts payable	(5,962)	(784)
Accrued expenses and other	920	1,792
Customer prepayments	438	(201)
Net cash flows provided by operating activities	5,490	10,718

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,384)	(2,404)
Proceeds from sale of subsidiary, net of cash sold	--	1,494
Proceeds from sale of fixed assets	4	952
Net cash flows provided by (used in) investing activities	(3,380)	42

Cash Flows from Financing Activities
Cash dividends paid	(1,721)	(1,688)
Exercise of stock options	2,195	108
Purchase of treasury shares	(277)	(139)
Issuance of treasury shares	47	--
Net cash flows provided by (used in) financing activities	244	(1,719)

Increase in cash and cash equivalents	2,354	9,041

Cash and cash equivalents at beginning of period	26,409	9,013

Cash and cash equivalents at end of period	$28,763	$18,054

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2015, the results of its operations for the three and six month periods ended December 31, 2015 and 2014, and its cash flows for the six month periods ended December 31, 2015 and 2014. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2015 Annual Report on Form 10-K.  Financial information as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements.

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

The Company also evaluates the appropriateness of revenue recognition in accordance with the accounting standard on software revenue recognition. Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31, 2015	June 30, 2015

Accounts receivable	$43,494	$43,978
Less: Allowance for doubtful accounts	(372)	(317)
Accounts receivable, net	$43,122	$43,661

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of December 31, 2015 and June 30, 2015, the Company had bank balances of $31,602,000 and $28,494,000, respectively, without insurance coverage.

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

Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed in accordance with accounting guidance on internal use software.  Leasehold improvements are amortized over the shorter of fifteen years or the remaining term of the lease.

The Company recorded $1,471,000 and $1,425,000 of depreciation expense in the second quarter of fiscal 2016 and 2015, respectively, and $2,921,000 and $2,863,000 of depreciation expense in the first half of fiscal 2016 and 2015, respectively.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, in the purchase price of acquired companies (if any), and in the valuation of the contingent earn-out. The accounting guidance was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014	Fiscal Year Ended June 30, 2015

Balance at beginning of the period	$3,408	$2,662	$2,662
Additions charged to expense	2,259	1,557	3,185
Deductions for repairs and replacements	(1,357)	(971)	(2,439)
Balance at end of the period	$4,310	$3,248	$3,408

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,320,000 and $1,450,000 for the three months ended December 31, 2015 and 2014, respectively, and $2,631,000 and $3,301,000 for the six months ended December 31, 2015 and 2014, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average of common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 987,000 shares and 383,000 shares for the three months ended December 31, 2015 and 2014, respectively, and 836,000 shares and 383,000 shares for the six months ended December 31, 2015 and 2014, respectively See further discussion of earnings per common share in Note 4.

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

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amended guidance requires an entity to measure in scope inventory at lower of cost and net realizable value. The amended guidance is effective for fiscal years beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted.

In December 2015, the Financial Accounting Standards Board issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The amended guidance eliminates the requirements for organizations to present deferred tax liabilities and assets as current and noncurrent. Instead, all deferred tax assets and liabilities will be classified as noncurrent. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted.

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

NOTE 3 - SEGMENT REPORTING INFORMATION

The accounting guidance on segment reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. In the third quarter of fiscal 2015, the Company realigned its operating segments to be in alignment with the financial information received by the then new Chief Executive Officer. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations will also be reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period segment information has been revised so as to be comparable with the new segment reporting structure.

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

The Company’s Lighting Segment and Graphics Segment net sales to a petroleum / convenience store customer represented approximately $17,045,000 or 10% of consolidated net sales in the six months ended December 31, 2015. There was no concentration of consolidated net sales in the three months ended December 31, 2015 or in the three and six months ended December 31, 2014.  The Company’s Graphics Segment accounts receivable balance related to this customer at December 31, 2015 was $4,690,000 or 11% of consolidated net accounts receivable. There was no concentration of accounts receivable at June 30, 2015.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2015 and December 31, 2014:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Net Sales:
Lighting Segment	$59,601	$59,796	$118,676	$115,517
Graphics Segment	21,034	20,269	42,787	36,293
Technology Segment	4,052	4,650	9,149	11,330
All Other Category	--	--	--	41
	$84,687	$84,715	$170,612	$163,181

Operating Income (Loss):
Lighting Segment	$5,182	$4,090	$10,864	$8,317
Graphics Segment	2,035	1,065	4,196	1,118
Technology Segment	993	499	2,333	1,131
All Other Category	--	--	--	(183)
Corporate and Eliminations	(2,830)	(3,430)	(6,250)	(5,625)
	$5,380	$2,224	$11,143	$4,758

Capital Expenditures:
Lighting Segment	$1,160	$599	$1,849	$1,181
Graphics Segment	604	533	1,109	867
Technology Segment	108	241	224	285
All Other Category	--	--	--	4
Corporate and Eliminations	150	61	202	67
	$2,022	$1,434	$3,384	$2,404

Depreciation and Amortization:
Lighting Segment	$717	$729	$1,422	$1,451
Graphics Segment	213	256	428	506
Technology Segment	364	325	719	663
All Other Category	--	--	--	31
Corporate and Eliminations	304	242	605	487
	$1,598	$1,552	$3,174	$3,138

	December 31, 2015	June 30, 2015
Identifiable Assets:
Lighting Segment	$87,209	$90,713
Graphics Segment	36,306	29,477
Technology Segment	29,956	28,423
All Other Category	--	--
Corporate and Eliminations	34,063	33,766
	$187,534	$182,379

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2015	2014	2015	2014

Lighting Segment inter-segment net sales	$814	$445	$1,428	$1,497

Graphics Segment inter-segment net sales	$562	$125	$1,006	$256

Technology inter-segment net sales	$8,932	$7,675	$18,316	$14,947

All Other Category inter-segment net sales	$--	$--	$--	$308

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The Company’s operations are in the United States, with one operation previously in Canada.  As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 13). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Net Sales (a):
United States	$84,687	$84,715	$170,612	$163,140
Canada	--	--	--	41
	$84,687	$84,715	$170,612	$163,181

	December 31, 2015	June 30, 2015
Long-lived Assets (b):
United States	$45,395	$44,965
Canada	--	--
	$45,395	$44,965

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long-term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data) :

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014

BASIC EARNINGS PER SHARE

Net income	$3,782	$1,588	$7,532	$3,115

Weighted average shares outstanding during the period, net of treasury shares (a)	24,637	24,124	24,569	24,123
Weighted average vested restricted stock units outstanding	25	--	26	--
Weighted average shares outstanding in the Deferred Compensation Plan during the period	249	325	243	319
Weighted average shares outstanding	24,911	24,449	24,838	24,442

Basic earnings per share	$0.15	$0.06	$0.30	$0.13

DILUTED EARNINGS PER SHARE

Net income	$3,782	$1,588	$7,532	$3,115

Weighted average shares outstanding

Basic	24,911	24,449	24,838	24,442

Effect of dilutive securities (b): Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	713	58	567	64

Weighted average shares outstanding (c)	25,624	24,507	25,405	24,506

Diluted earnings per share	$0.15	$0.06	$0.30	$0.13

(a)	Includes shares accounted for as treasury stock according to accounting standards.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,115,250 common shares and 2,377,900 common shares at December 31, 2015 and 2014, respectively, and options to purchase 1,506,800 common shares and 2,371,900 common shares at December 31, 2015 and 2014, respectively, were not included in the computation of the three month and six month periods for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 – INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	December 31, 2015	June 30, 2015

Inventories:
Raw materials	$27,414	$27,920
Work-in-process	4,498	4,658
Finished goods	13,973	10,505
Total Inventories	$45,885	$43,083

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	December 31, 2015	June 30, 2015

Accrued Expenses:
Compensation and benefits	$11,097	$11,614
Customer prepayments	1,762	1,324
Accrued sales commissions	2,021	1,982
Accrued warranty	4,310	3,408
Other accrued expenses	4,117	3,798
Total Accrued Expenses	$23,307	$22,126

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting standard on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting Segment	Graphics Segment	Technology Segment	All Other Category	Total
Balance as of June 30, 2015
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2015	$135	$1,165	$9,208	$--	$10,508

Balance as of December 31, 2015
Goodwill	$34,913	28,690	11,621	--	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of December 31, 2015	$135	1,165	9,208	$--	$10,508

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 13).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2015
	Gross
Other Intangible Assets	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	7,436	1,880
Patents	338	136	202
LED technology firmware, software	11,228	10,950	278
Trade name	460	460	--
Non-compete agreements	710	653	57
Total Amortized Intangible Assets	22,052	19,635	2,417

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	19,635	5,839

	June 30, 2015
Other Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$9,316	$7,290	$2,026
Patents	338	120	218
LED technology firmware, software	11,228	10,910	318
Trade name	460	460	--
Non-compete agreements	710	602	108
Total Amortized Intangible Assets	22,052	19,382	2,670

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,382	$6,092

(In thousands)	Amortization Expense of Other Intangible Assets
	December 31, 2015	December 31, 2014

Three Months Ended	$127	$127
Six Months Ended	$253	$275

The Company expects to record annual amortization expense as follows:

(In thousands)

2016	$505
2017	$409
2018	$400
2019	$400
2020	$327
After 2020	$629

NOTE 8 - REVOLVING LINE OF CREDIT

In March 2015, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2018. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of December 31, 2015.

The Company is in compliance with all of its loan covenants as of December 31, 2015.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1,721,000 and $1,688,000 in the six months ended December 31, 2015 and 2014, respectively. Dividends on restricted stock units in the amount of $4,690 were accrued in the six months ended December 31, 2015. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 16, 2016 to shareholders of record as of February 8, 2016. The new indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans of the Company. The options granted and stock awards made pursuant to this Plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,522,593 shares, all of which were available for future grant or award as of December 31, 2015.  This Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSUs”) were awarded during the six months ended December 31, 2015. As of December 31, 2015, a total of 3,340,462 options for common shares were outstanding from this Plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,628,976 options for common shares were vested and exercisable.  As of December 31, 2015, the approximate unvested stock option expense that will be recorded as expense in future periods is $3,110,463.  The weighted average time over which this expense will be recorded is approximately 32 months. Additionally, as of December 31, 2015 a total of 67,000 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $332,454. The weighted average time over which this expense will be recorded is approximately 36 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014

Dividend yield	1.33%	1.17%	1.28%	1.17%
Expected volatility	43%	56%	44%	56%
Risk-free interest rate	1.38%	1.64%	1.67%	1.64%
Expected life (in years)	6.0	6.0	6.0	6.0

At December 31, 2015, the 1,016,800 options granted during the first six months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $11.82 per share, fair values ranging from $3.28 to $4.48 per share, and remaining contractual lives of between nine years, six months and nine years, eleven months.

At December 31, 2014, the 593,400 options granted during the first six months of fiscal 2015 to employees had exercise prices ranging from $5.96 to $6.94 per share, fair values ranging from $2.19 to $3.48 per share, and remaining contractual lives of between nine years, nine months and nine years, eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.1% forfeiture rate effective October 1, 2015. Previous estimated forfeiture rates were between 2.0% and 3.3% for the period January 1, 2013 through September 30, 2015. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $342,134 and $796,192 of expense related to stock options in the three months ended December 31, 2015 and 2014, respectively, and $1,830,707 and $881,825 of expense related to stock options in the six months ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company had 3,287,071 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.12 per share, an aggregate intrinsic value of $12,468,545 and weighted average remaining contractual terms of 6.8 years.

Information related to all stock options for the three months ended December 31, 2015 and 2014 is shown in the following tables:

	Six Months Ended December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,016,800	$9.38
Forfeitures	(55,050)	$11.65
Exercised	(298,724)	$7.20

Outstanding at 12/31/15	3,340,462	$9.11	6.8	$12,661,470

Exercisable at 12/31/15	1,628,976	$9.95	4.5	$6,032,985

	Six Months Ended December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	593,400	$6.66
Forfeitures	(378,525)	$9.99
Exercised	(24,725)	$5.84

Outstanding at 12/31/14	2,867,614	$8.95	6.3	$558,591

Exercisable at 12/31/14	1,778,589	$10.24	4.6	$438,785

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at June 30, 2015	1,080,198	$2.99
Granted	1,016,800	$3.63
Vested	(355,462)	$2.91
Forfeited	(30,050)	$3.30
Non-vested at December 31, 2015	1,711,486	$3.38

The weighted average grant date fair value of options granted during the six month periods ended December 31, 2015 and 2014 was $3.63 and $3.23, respectively. The aggregate intrinsic value of options exercised during the six month periods ended December 31, 2015 and 2014 was $852,596 and $22,383, respectively. The aggregate grant date fair value of options that vested during the six month periods ended December 31, 2015 and 2014 was $1,035,041 and $598,316, respectively. The Company received $2,149,606 and $144,352 of cash from employees who exercised options in the six month periods ended December 31, 2015 and 2014, respectively. In the first six months of fiscal 2016 the Company recorded $300,868 as a reduction of federal income taxes payable, $46,066 as an increase in common stock, $84,781 as a reduction of income tax expense, and $170,021 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first six months of fiscal 2015 the Company recorded $7,834 as a reduction of federal income taxes payable, $36,575 as a reduction in common stock, $7,690 as a reduction of income tax expense, and $36,718 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 72,000 RSUs with a weighted average fair value of $9.39 per share were awarded to employees during the six months ended December 31, 2015. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the date the restricted stock units were awarded. The RSUs have a four year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $5,040 were accrued or paid in the six months ended December 31, 2015. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares. As of December 31, 2015, the 67,000 restricted stock units outstanding had a remaining contractual life of 9 years, 6 months. Of the 67,000 RSUs outstanding, 64,434 are expected to vest as of December 31, 2015. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $33,276 and $319,533 of expense related to RSUs in the three and six month periods ended December 31, 2015. There were no RSUs awarded prior to July 1, 2015.

Director and Employee Stock Compensation Awards

The Company awarded a total of 12,590 and 13,800 common shares in the six months ended December 31, 2015 and 2014, respectively, as stock compensation awards. These common shares were valued at their approximate $113,400 and $96,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a Non-qualified Deferred Compensation Plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of December 31, 2015 there were 28 participants, all with fully vested account balances. A total of 250,075 common shares with a cost of $2,375,242, and 226,600 common shares with a cost of $2,145,100 were held in the plan as of December 31, 2015 and June 30, 2015, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The company accounts for assets held in the non-qualified deferred compensation plan according to accounting guidance. The Company used approximately $276,800 and $139,100 to purchase 29,021 and 20,034 common shares of the Company in the open stock market during the six months ended December 31, 2015 and 2014, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2016, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 35,000 to 39,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2015	2014
Cash payments:
Interest	$23	$36
Income taxes	$4,650	$21

Issuance of common shares as compensation	$113	$96

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability was established. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Controls (fka, LSI Virticus), the fair value of the Earn-Out liability was adjusted to zero. As of December 31, 2015, the maximum potential undiscounted liability related to the Earn-Out is $2 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2016 through 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2015, there were no standby letter of credit agreements.

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

In January 2015, the Company initiated a reduction in force and recorded severance charges of $340,000 and facility exit charges of $21,200 in the third quarter of fiscal 2015. This reduction in force and employee retirements that occurred early in the third quarter of fiscal 2015 represented approximately 8.3% of the Company’s total salaried workforce and approximately $3.7 million of annual total compensation and benefit reductions. The Company recorded severance charges of $223,000 during the first half of fiscal year 2016 in the Graphics Segment.

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

(In thousands)	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014	Fiscal Year Ended June 30, 2015

Balance at beginning of the period	$379	$--	$--
Accrual of expense	223	944	1,718
Payments	(314)	(213)	(704)
Adjustments	(58)	--	(635)
Balance at end of the period	$230	$731	$379

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

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	33.3%	36.1%	34.5%	41.0%
Impact of foreign operations	--	--	--	(0.2)
Enactment of tax law changes	(2.0)	(6.1)	(1.0)	(2.9)
Uncertain tax positions	(0.3)	(1.3)	(0.3)	(1.2)
Other	(1.2)	(0.3)	(0.7)	(2.4)
Effective tax rate	29.8%	28.4%	32.5%	34.3%

The Protecting Americans from Tax Hike Act of 2015 that made permanent the tax credit for research and development (“R&D”), retroactive back to January 1, 2015, was signed into law in December 2015. Therefore, the Company recorded an estimated R&D tax credit benefit of $111,000 in December 2015 for the second half of fiscal year 2015, and estimated an R&D tax credit in its calculation of the estimated income tax rate for fiscal 2016. Other items in this December 2015 tax bill will have little impact on the Company’s income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2015	2014	2015	2014

Lighting Segment	$59,601	$59,796	$118,676	$115,517
Graphics Segment	21,034	20,269	42,787	36,293
Technology Segment	4,052	4,650	9,149	11,330
All Other Category	--	--	--	41
	$84,687	$84,715	$170,612	$163,181

Operating Income (Loss) by Business Segment	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2015	2014	2015	2014

Lighting Segment	$5,182	$4,090	$10,864	$8,317
Graphics Segment	2,035	1,065	4,196	1,118
Technology Segment	993	499	2,333	1,131
All Other Category	--	--	--	(183)
Corporate and Eliminations	(2,830)	(3,430)	(6,250)	(5,625)
	$5,380	$2,224	$11,143	$4,758

Summary Comments

Fiscal 2016 second quarter net sales of $84,687,000 decreased slightly as compared to second quarter fiscal 2015 net sales of $84,715,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $0.8 million or 3.8%). Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $0.2 million or 0.3%) and decreased net sales of the Technology Segment (down $0.6 million or 12.9%).

Fiscal 2016 first half net sales of $170,612,000 increased $7.4 million or 4.6% as compared to the same period of fiscal 2015. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.2 million or 2.7%) and increased net sales of the Graphics Segment (up $6.5 million or 17.9%). Net sales were unfavorably influenced by decreased net sales of the Technology Segment (down $2.2 million or 19.3%).

Fiscal 2016 second quarter operating income of $5,380,000 increased $3.2 million or 142% from operating income of $2,224,000 in the same period the prior year. The $3.2 million increase in operating income was the net result of an increase in gross profit and an increase in gross profit as a percentage of net sales from 24.3% in the second quarter of fiscal 2015 to 28.3% in the second quarter of fiscal 2016, on relatively similar sales year-over-year, and an increase in selling and administrative expenses.

Fiscal 2016 first half operating income of $11,143,000 increased $6.4 million or 134% from operating income of $4,758,000 in the same period the prior year. The $6.4 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 24.0% in the first half of fiscal 2015 to 27.7% in the first half of fiscal 2016, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016.

The Company’s total net sales of products related to solid-state LED technology in light fixtures, in certain elements of graphics products, and video screens have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2016	FY 2015	% Change

First Quarter	$38,911	$30,898	25.9%
Second Quarter	42,325	37,432	13.1%
First Half	81,236	68,330	18.9%
Third Quarter		30,878
Nine Months		99,208
Fourth Quarter		35,779
Full Year		$134,987

Second quarter fiscal 2016 LED net sales of $42,325,000 were up $4.9 million or 13.1% from the same period of the prior year. The $42,325,000 total LED net sales and the $4.9 million increase is the net result of Lighting Segment LED net sales of $41.6 million (up $4.5 million or 12.3%), Graphics Segment LED net sales of $0.6 million (up $0.3 million or 96.5%), and Technology Segment LED net sales of LED video screens of $0.1 million. First half fiscal 2015 total LED net sales of $81,236,000 were $12.9 million or 18.9% higher than the same period of the prior year. The $81,236,000 total LED net sales and the $12.9 million increase are primarily the net result of Lighting Segment LED net sales of $79.0 million (up $12.3 million or 18.5%), and Graphics Segment LED net sales of $1.7 million (up $0.9 million or 107%).

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of severance costs, the gain on the sale of the manufacturing facility, the loss on the sale of the subsidiary, and the income tax effect of the utilization of a long-term capital loss are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Second Quarter
	FY 2016	FY 2015

Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$5,380	$2,224

Adjustment for severance costs	223	800

Adjusted Operating Income	$5,603	$3,024

(in thousands, except per share data; unaudited)	Second Quarter
	FY 2016		Diluted EPS	FY 2015		Diluted EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$3,782		$0.15	$1,588		$0.06

Adjustment for severance costs, inclusive of the income tax effect	146	(1)	0.01	517	(2)	0.02

Adjusted net income and earnings per share	$3,928		$0.15	$2,105		$0.09

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 77

(2) 283

(in thousands, unaudited)	First Half
	FY 2016	FY 2015
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$11,143	$4,758

Adjustment for severance costs	223	800

Adjustment for the gain on the sale of a manufacturing facility	$--	$(343)

Adjustment for the loss on sale of a subsidiary	--	565

Adjusted Operating Income	$11,366	$5,780

(in thousands, except per share data; unaudited)	First Half
	FY 2016		Diluted EPS	FY 2015		Diluted EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$7,532		$0.30	$3,115		$0.13

Adjustment for severance costs, inclusive of the income tax effect	146	(1)	0.01	517	(2)	0.02

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	--		--	(224	)(3)	(0.01)

Adjustment for the loss on sale of a subsidiary	--		--	565	(4)	0.02

Income tax effect of utilization of a long-term capital loss	--		--	(101	)(5)	0.00

Adjusted net income and earnings per share	$7,678		$0.30	$3,872		$0.16

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 77

(2) 283

(3) (119)

(4) 0

(5) 0

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

Lighting Segment
(In thousands)	Three Months Ended December 31
	2015	2014

Net Sales	$59,601	$59,796
Gross Profit	$15,669	$14,791
Operating Income	$5,182	$4,090

Lighting Segment net sales of $59,601,000 in the second quarter of fiscal 2016 decreased slightly from fiscal 2015 same period net sales of $59,796,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $41.6 million in the second quarter of fiscal 2016, representing a $4.5 million or 12.3% increase from fiscal 2015 second quarter net sales of solid-state LED light fixtures of $37.1 million. Net sales of light fixtures having solid-state LED technology accounted for 69.5% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from second quarter fiscal 2015 to second quarter fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $15,669,000 in the second quarter of fiscal 2016 increased $0.9 million or 5.9% from the same period of fiscal 2015, and increased from 24.6% to 25.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The $0.9 million increase in the amount of gross profit at a higher gross margin as a percentage of net sales is due to the net effect of improved procurement of material, competitive pricing pressures, and improved manufacturing efficiencies as a result of the Company’s lean initiatives. The Company has also taken a more strategic approach with its customer base by pursuing more profitable programs. Also contributing to the change in gross profit is decreased outside service expense ($0.1 million) and increased warranty expense ($0.8 million).

Selling and administrative expenses of $10,487,000 in the second quarter of fiscal year 2016 decreased $0.2 million or 2.0% from the same period of fiscal 2015 primarily as the net result of decreased employee compensation and benefits expense ($0.2 million), decreased outside service expense ($0.1 million), decreased research and development expense ($0.4 million), partially offset by an increase in corporate shared service costs ($0.4 million) and small increases in expense on other cost categories.

The Lighting Segment second quarter fiscal 2016 operating income of $5,182,000 increased $1.1 million or 26.7% from operating income of $4,090,000 in the same period of fiscal 2015. This increase of $1.1 million was primarily the net result of an increase in the gross profit and gross margin as a percentage of sales, and decreased selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended December 31
	2015	2014

Net Sales	$21,034	$20,269
Gross Profit	$6,207	$4,129
Operating Income	$2,035	$1,065

Graphics Segment net sales of $21,034,000 in the second quarter of fiscal 2016 increased $0.8 million or 3.8% from fiscal 2015 same period net sales of $20,269,000. The $0.8 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to several petroleum / convenience store customers ($2.4 million net increase), one grocery retailer ($0.6 million increase), one national drug store retailer ($0.3 million decrease), several quick service restaurant chains ($0.6 million net decrease), four commercial market customers ($0.3 million net decrease), one banking customer ($0.2 million decrease), and changes in volume or completion of several other graphics programs ($0.8 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $0.6 million in the second quarter of fiscal 2016, representing a $0.3 million or 96.5% increase from fiscal 2015 net sales of $0.3 million.

Gross profit of $6,207,000 in the second quarter of fiscal 2016 increased $2.1 million or 50.3% from the same period of fiscal 2015. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) increased from 20.2% in the second quarter of fiscal 2015 to 28.7% in the second quarter of fiscal 2016. The change in the amount of gross profit is due to the net effect of increased net sales, a lower gross profit margin on installation net sales, an increase in gross profit on product net sales, decreased freight costs, decreased supplies expense ($0.1 million), and increased employee compensation and benefit expense ($0.4 million).

Selling and administrative expenses of $4,172,000 in the second quarter of fiscal 2016 increased $1.1 million or 36.2% from the same period of fiscal 2015 primarily as the net result of increased employee compensation and benefits expense ($0.9 million) and increased outside service expense ($0.1 million).

The Graphics Segment second quarter fiscal 2016 operating profit of $2,035,000 increased $1.0 million or 91% from the same period of fiscal 2015. The $1.0 million increase from fiscal 2015 was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales, and increased selling and administrative expenses.

Technology Segment
(In thousands)	Three Months Ended December 31
	2015	2014

Net Sales	$4,052	$4,650
Gross Profit	$2,088	$1,554
Operating Income	$993	$499

Technology Segment net sales of $4,052,000 in the second quarter of fiscal 2016 decreased $0.6 million or 12.9% from fiscal 2015 same period net sales of $4,650,000. The $0.6 million decrease in Technology Segment net sales is primarily the net result of a $0.8 million decrease in sales to the transportation market, a $0.1 million increase in sales to the telecommunication market, a $0.3 million decrease in sales to medical market, a $0.1 million increase in sales to the sports market, and a $0.3 million increase in sales to various other markets. While the net customer sales decreased, the Technology Segment inter-segment sales increased $1.3 million or 16.4%. The increase in inter-segment sales is the direct result of the increase in net sales of light fixtures having solid-state LED technology along with light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company.

Gross profit of $2,088,000 in the second quarter of fiscal 2016 increased $0.5 million or 34.4% from the same period in fiscal 2015, and increased from 12.6% to 16.1% as a percentage of net sales (customer plus inter-segment net sales). The $0.5 million increase in gross profit is due to the net effect of decreased customer net sales more than offset by increased inter-segment sales, and decreased employee compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $1,095,000 in the second quarter of fiscal 2016 increased 3.8% from fiscal 2015 selling and administrative expenses of $1,055,000. A decrease in research and development expense of $0.1 million was more than offset by an increase in employee compensation and benefit expense of $0.2 million.

The Technology Segment second quarter fiscal 2016 operating income of $993,000 increased $0.5 million or 99.0% from operating income of $499,000 in the same period of fiscal 2015. The $0.5 million increase in operating income was primarily the net result of decreased customer net sales more than offset by increased inter-segment sales along with a slight increase in selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended December 31
	2015	2014

Gross Profit (Loss)	$(38)	$81
Operating Income (Loss)	$(2,830)	$(3,430)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,792,000 in the second quarter of fiscal 2016 decreased $0.7 million or 20.5% from the same period of the prior year. The $0.7 million decrease in expense is primarily the result of decreased employee compensation and benefit expense ($0.4 million), a decrease in legal fee expense ($0.2 million), decreased outside service expense ($0.2 million), an increase in research and development costs ($0.4 million), an increase in telephone expense ($0.1 million), and an increase in corporate shared services allocated to the reportable segments ($0.5 million).

Consolidated Results

The Company reported net interest income of $8,000 in the second quarter of fiscal 2016 as compared to net interest expense of $6,000 in the same period of fiscal 2015. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The change from net interest expense in the second quarter of fiscal year 2015 to net interest income in the second quarter of fiscal 2016 is directly related to the increase in invested cash.

The $1,606,000 income tax expense in the second quarter of fiscal 2016 represents a consolidated effective tax rate of 32.5%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, a $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and by a benefit related to uncertain income tax positions. The $630,000 income tax expense in the second quarter of fiscal 2015 represents a consolidated effective tax rate of 28.4%. This is the net result of a year-to-date income tax rate of 35.4% for the Company’s U.S. operations influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, a valuation reserve against New York State tax credits, by a benefit related to uncertain income tax positions, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit.

The Company reported net income of $3,782,000 in the second quarter of fiscal 2016 as compared to net income of $1,588,000 in the same period of the prior year. The change in net income is primarily the net result of increased gross profit on similar sales, a small increase in selling and administrative expense, and a higher effective tax rate in fiscal 2016 compared to fiscal 2015. Diluted earnings per share of $0.15 were reported in the second quarter of fiscal 2016 as compared to diluted earnings per share of $0.06 in the same period of fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2016 were 25,624,000 shares as compared to 24,507,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2014

Lighting Segment
(In thousands)	Six Months Ended December 31
	2015	2014

Net Sales	$118,676	$115,517
Gross Profit	$31,341	$28,818
Operating Income	$10,864	$8,317

Lighting Segment net sales of $118,676,000 in the first half of fiscal 2016 increased 2.7% from fiscal 2015 same period net sales of $115,517,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $79.0 million in the first half of fiscal 2016, representing an 18.5% increase from first half fiscal 2015 net sales of solid-state LED light fixtures of $66.7 million. Net sales of light fixtures having solid-state LED technology accounted for 63.3% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2015 to fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $31,341,000 in the first half of fiscal 2016 increased $2.5 million or 8.8% from the same period of fiscal 2015, and increased from 24.6% to 26.1% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The Company was able to leverage its sales growth with a larger percentage growth in gross profit compared to sales growth. The increase in amount of gross profit is due to the net effect of increased net sales, the improved procurement of material, competitive pricing pressures, and improved manufacturing efficiencies as a result of the Company’s lean initiatives. The Company has also taken a more strategic approach with its customer base by pursuing more profitable programs. Also contributing to the change in gross profit is increased freight expense, increased employee compensation and benefits expense ($0.7 million), increased warranty costs ($0.7 million), increased repairs and maintenance expense ($0.1 million), and decreased outside service expense ($0.2 million).

Selling and administrative expenses of $20,477,000 in the first half of fiscal 2016 were comparable to selling and administrative expenses for the same period of fiscal 2015 primarily as the net result of decreased employee compensation and benefit expense ($0.1 million), increased travel expense ($0.2 million), decreased convention and trade show expense ($0.1 million), decreased outside service expense ($0.1 million), increased sales commission expense ($0.4 million), decreased research and development expense ($1.1 million), and an increase in corporate shared service costs ($0.9 million).

Lighting Segment first half fiscal 2016 operating income of $10,864,000 increased $2.5 million or 30.6% from operating income of $8,317,000 in the same period of fiscal 2015.  This increase of $2.5 million was the net result of increased net sales, an increase in gross profit, and an increase in the gross margin as a percentage of sales.

Graphics Segment
(In thousands)	Six Months Ended December 31
	2015	2014

Net Sales	$42,787	$36,293
Gross Profit	$11,556	$6,756
Operating Income	$4,196	$1,118

Graphics Segment net sales of $42,787,000 in the first half of fiscal 2016 increased 17.9% from fiscal 2015 same period net sales of $36,293,000.  The $6.5 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to several petroleum / convenience store customers ($9.2 million net increase), one grocery retailer ($0.9 million increase), one national drug retailer ($0.1 million decrease), several quick-service restaurant chains ($2.1 million net decrease), two commercial market customers ($0.4 million net decrease), one banking customer ($0.3 million decrease), several retail customers ($0.1 million decrease), and changes in volume or completion of several other graphics programs ($0.6 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.7 million in the first half of fiscal 2016, representing a 107% increase from first half fiscal 2015 net sales of $0.8 million.

Gross profit of $11,556,000 in the first half of fiscal 2016 increased $4.8 million or 71.0% from the same period in fiscal 2015, and increased from 18.5% to 26.4% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, a large improvement in gross profit as a percentage of sales, lower margins on installation sales, increased freight expense, increased outside service expense ($0.1 million), increased customer relations expense ($0.1 million), decreased depreciation expense ($0.1 million), and increased compensation and benefit expense ($0.6 million).

Selling and administrative expenses of $7,360,000 in the first half of fiscal 2016 increased $1.4 million or 23.1% from the same period of fiscal 2015 primarily as a result of increased compensation and benefit expense ($1.3 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000, with no comparable event in fiscal 2016.

Graphics Segment first half fiscal 2016 operating income of $4,196,000 increased $3.1 million or 275% from the same period of fiscal 2015 and is the net result of increases net sales, increased gross profit as a percentage of net sales, increased selling and administrative expenses, and a gain on the sale of a facility in fiscal 2015 with no corresponding event in fiscal 2016.

Technology Segment
(In thousands)	Six Months Ended December 31
	2015	2014

Net Sales	$9,149	$11,330
Gross Profit	$4,474	$3,558
Operating Income	$2,333	$1,131

Technology Segment net sales of $9,149,000 in the first half of fiscal 2016 decreased $2.2 million or 19.3% from fiscal 2015 same period net sales of $11,330,000.  The $2.2 million decrease in Technology Segment net sales is primarily the net result of a $0.5 million decrease in sales to the medical market, a $2.0 million decrease in sales to the transportation market, a $0.3 million increase in sales to original equipment manufacturers, a $0.1 million increase in sales to the telecommunication market, a $0.1 million decrease in sales to the sports market, and a $0.1 million increase in sales to various other markets. While net customer sales decreased, Technology Segment inter-segment sales increased $3.4 million or 22.5%. The increase in inter-segment sales is the direct result of the increase in net sales of light fixtures having solid-state LED technology and light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company.

Gross profit of $4,474,000 in the first half of fiscal 2016 increased $0.9 million or 25.7% from the same period of fiscal 2015, and increased from 13.5% to 16.3% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.9 million increase in amount of gross profit is due to the net effect of decreased customer net sales more than offset by increased inter-segment sales, and decreased employee compensation and benefits expense ($0.4 million).

Selling and administrative expenses of $2,141,000 in the first half of fiscal 2016 decreased $286,000 or 11.8% from the same period of fiscal 2015 primarily as the result of an increase in employee compensation and benefit expense ($0.2 million) and a decrease in research and development expense ($0.4 million).

Technology Segment first half fiscal 2016 operating income of $2,333,000 increased $1.2 million or 106% from operating income of $1,131,000 in the same period of fiscal 2015. The increase of $1.2 million was the net result of decreased net customer sales more than offset by increased inter-segment sales, increased gross profit from the net increase in total net sales (customer and intersegment net sales), and decreased selling and administrative expenses.

All Other Category
(In thousands)	Six Months Ended December 31
	2015	2014

Net Sales	$--	$41
Gross Profit	$--	$21
Operating (Loss)	$--	$(183)

Due to the sale of Saco on September 30, 2014, there is no longer comparable data for the All Other Category.

Corporate and Eliminations
(In thousands)	Six Months Ended December 31
	2015	2014

Gross Profit (Loss)	$(96)	$10
Operating (Loss)	$(6,250)	$(5,625)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $6,154,000 in the first half of fiscal 2016 increased $1.1 million or 21.4% from the same period of the prior year. The increase in expense is primarily the net result of increased employee compensation and benefit expense ($1.3 million), a decrease in legal fee expense ($0.2 million), increased outside service expense ($0.1 million), increased depreciation expense ($0.1 million), increased research and development expense ($0.8 million), and an increase in corporate shared service costs allocated to the segments ($1.2 million). The increase in employee compensation and benefit expense is primarily the result of an increase in salary expense related to the strengthening of the corporate staff and an increase in stock compensation expense. Performance based stock options and restricted stock awards, were granted and awarded, respectively, in the first half of fiscal 2016 with no corresponding grant of performance based stock options or award of restricted stock awards in the first half of fiscal 2015. The increase in research and development spending is the result of the creation of a corporate research and development department with its sole purpose to develop leading edge products utilizing: 1) the latest energy saving controls; 2) LED light source technology; 3) the “internet of things” connectivity; and 4) beacons and new display technology to enhance the retail experience. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2016.

Consolidated Results

The Company reported net interest income of $8,000 in the first half of fiscal 2016 as compared to net interest expense of $14,000 in the same period of fiscal 2015. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The change from net interest expense in the second quarter of fiscal year 2015 to net interest income in the second quarter of fiscal 2016 is directly related to the increase in invested cash.

The $3,619,000 income tax expense in the first half of fiscal 2016 represents a consolidated effective tax rate of 32.5%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and by a benefit related to uncertain income tax positions. The $1,629,000 income tax expense in the first half of fiscal 2015 represents a consolidated effective tax rate of 34.3%. This is the net result of an income tax rate of 35.4% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, by a full valuation reserve on the Company’s Canadian tax position and certain Canadian tax credits both occurring in the first quarter, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit

The Company reported net income of $7,532,000 in the first half of fiscal 2016 compared to net income of $3,115,000 in the same period of the prior year.  The $4.4 million increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016, and increased income tax expense.  Diluted earnings per share of $0.30 was reported in the first half of fiscal 2016 as compared to diluted earnings per share of $0.13 in the same period of fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2016 was 25,405,000 shares as compared to 24,506,000 shares in the same period last year.

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

At December 31, 2015, the Company had working capital of $93.7 million, compared to $84.0 million at June 30, 2015. The ratio of current assets to current liabilities was 3.91 to 1 as compared to a ratio of 3.28 to 1 at June 30, 2015. The $9.7 million increase in working capital from June 30, 2015 to December 31, 2015 was primarily related to the net effect of increased cash and cash equivalents ($2.4 million), an increase in net inventory ($2.8 million), an increase in refundable income taxes ($0.5 million), and decreased accounts payable ($5.9 million), partially offset by an increase in accrued expenses ($1.2 million), a decrease in net accounts receivable ($0.5 million), and a decrease in other current assets ($0.1 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $5.5 million of cash from operating activities in the first half of fiscal 2016 as compared to a generation of cash of $10.7 million in the same period of the prior year. This $5.2 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in inventory (unfavorable change of $5.2 million), an increase rather than a decrease in refundable income tax (unfavorable change of $2.3 million), a smaller decrease in customer prepayments (favorable change of $0.6 million), a smaller increase in accrued expenses and other (unfavorable change of $0.9 million), a larger decrease in accounts payable (unfavorable change of $5.2), a decrease rather than an increase in accounts receivable (favorable change of $2.4 million), an increase in net income (favorable change of $4.4 million), an increase in stock option expense (favorable change of $1.3 million), a loss on the sale of a subsidiary in fiscal 2015 with no comparable event in fiscal 2016 (unfavorable change of $0.6 million), a larger increase in the deferred compensation liability (favorable change of $0.2 million), a greater increase in net deferred tax assets (unfavorable change of $0.3 million), and a decrease in the gain recognized on the sale of fixed assets, which includes the sale of a facility (favorable change of $0.3 million).

Net accounts receivable were $43.1 million and $43.7 million at December 31, 2015 and June 30, 2015, respectively. DSO increased to 50 days at December 31, 2015 from 49 days at June 30, 2015. The Company believes that its receivables are ultimately collectable or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $45.9 million at December 31, 2015 increased $2.8 million from June 30, 2015 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first half of fiscal 2016 in the Lighting Segment of approximately $0.4 million, in the Graphics Segment of approximately $1.9 million, and in the Technology Segment of approximately $0.7 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank, with all of the $30 million of the credit line available as of January 29, 2016. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2018. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2016 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $3.4 million related to investing activities in the first half of fiscal 2016 as compared to a source of less than $0.1 million in the same period of the prior year, resulting in an unfavorable change of $3.4 million. Capital expenditures for the first half of fiscal 2016 increased $1.0 million to $3.4 million from the same period in fiscal 2015. The largest components of the first half of fiscal 2016 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segments. The Company recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities of $950,000 in the first half of fiscal 2015 with no proceeds from the sale of fixed assets in the first half of fiscal 2016. The Company also recorded net proceeds from the sale of its subsidiary in Montreal of $1.5 million in the first half of fiscal 2015 with no comparable transaction in the first half of fiscal 2016. The combination of the proceeds from the sales of the subsidiary and the proceeds from the sale of the Woonsocket facility approximated the fiscal 2015 capital expenditures.

The Company generated $0.2 million of cash related to financing activities in the first half of fiscal 2016 compared to a use of cash of $1.7 million in the first half of fiscal 2015. The favorable change in cash flow was primarily the result of a $2.1 million increase in the exercise of stock options in the first half of fiscal 2016 compared to the exercises of stock options in first half of fiscal 2015.

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

Cash Dividends

In January 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 16, 2016 to shareholders of record as of February 8, 2016. The indicated annual cash dividend rate for fiscal 2016 is $0.20 per share, up from the previous $0.16 per share indicated annual rate, representing an increase of 25%. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

The Company also evaluates the appropriateness of revenue recognition in accordance with the accounting standard on software revenue recognition. Our solid-state LED video screens, billboards and active digital signage contain software elements which the Company has determined are incidental.

Income Taxes

The Company accounts for income taxes in accordance with the accounting guidance for income taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting standard on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

Carrying values for long-lived tangible assets and definite-lived intangible assets, excluding goodwill and indefinite-lived intangible assets, are reviewed for possible impairment as circumstances warrant. Impairment reviews are conducted at the judgment of Company management when it believes that a change in circumstances in the business or external factors warrants a review.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  The Company’s initial impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The analysis requires judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates.

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

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amended guidance requires an entity to measure in scope inventory at lower of cost and net realizable value. The amended guidance is effective for fiscal years beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted.

In December 2015, the Financial Accounting Standards Board issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The amended guidance eliminates the current requirements for organizations to present deferred tax liabilities and assets as current and noncurrent. Instead, all deferred tax assets and liabilities will be classified as noncurrent. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018. Adoption of this standard will result in the deferred tax asset and deferred tax liability being classified as non-current.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/15 to 10/31/15	--	n/a	--	(1)
11/1/15 to 11/30/15	3,046	$11.54	3,046	(1)
12/1/15 to 12/31/15	1,101	$12.55	1,101	(1)
Total	4,147	$11.81	4,147	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2015, the Plan held 250,075 common shares of the Company and had distributed 251,582 common shares.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Amended and Restated 2012 Stock Incentive Plan as of November 19, 2015

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
February 4, 2016