Form 10-Q
period 2016-03-31
LSI INDUSTRIES INC
filed 2016-04-29
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

As of April 26, 2016 there were 24,918,082 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands, except per share data)	2016	2015	2016	2015

Net sales	$70,740	$68,603	$241,352	$231,784

Cost of products and services sold	54,191	52,298	177,528	176,316

Gross profit	16,549	16,305	63,824	55,468

Loss on sale of subsidiary (see Note 13)	--	--	--	565

(Gain) on sale of building	--	--	--	(343)

Selling and administrative expenses	15,817	15,723	51,949	49,906

Operating income	732	582	11,875	5,340

Interest (income)	(28)	(8)	(54)	(17)

Interest expense	9	11	27	34

Income before income taxes	751	579	11,902	5,323

Income tax expense	229	186	3,848	1,815

Net income	$522	$393	$8,054	$3,508

Earnings per common share (see Note 4)
Basic	$0.02	$0.02	$0.32	$0.14
Diluted	$0.02	$0.02	$0.32	$0.14

Weighted average common shares outstanding
Basic	25,080	24,528	24,918	24,470
Diluted	25,700	24,643	25,494	24,550

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31, 2016	June 30, 2015

ASSETS

Current Assets

Cash and cash equivalents	$33,779	$26,409

Accounts receivable, less allowance for doubtful accounts of $326 and $317, respectively	37,890	43,661

Inventories	46,193	43,083

Refundable income taxes	630	99

Other current assets	6,590	7,562

Total current assets	125,082	120,814

Property, Plant and Equipment, at cost
Land	6,982	6,952
Buildings	38,614	37,706
Machinery and equipment	80,032	76,383
Construction in progress	3,108	588
	128,736	121,629
Less accumulated depreciation	(81,488)	(78,441)
Net property, plant and equipment	47,248	43,188

Goodwill	10,508	10,508

Other Intangible Assets, net	5,713	6,092

Other Long-Term Assets, net	1,711	1,777

Total assets	$190,262	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31, 2016	June 30, 2015

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,756	$14,721
Accrued expenses	21,687	22,126

Total current liabilities	33,443	36,847

Other Long-Term Liabilities	2,365	2,580

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,902,319 and 24,392,938 shares, respectively	112,768	106,353
Retained earnings	41,686	36,599

Total shareholders’ equity	154,454	142,952

Total liabilities & shareholders’ equity	$190,262	$182,379

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended March 31
	2016	2015
Cash Flows from Operating Activities
Net income	$8,054	$3,508
Non-cash items included in net income
Depreciation and amortization	4,903	4,728

Deferred income taxes	(126)	(584)
Deferred compensation plan	328	62
Stock option expense	2,542	1,153
Issuance of common shares as compensation	168	144
(Gain) on disposition of building	--	(343)
(Gain) on disposition of fixed assets	(87)	(2)
Loss on sale of subsidiary	--	565
Allowance for doubtful accounts	162	268
Inventory obsolescence reserve	1,351	1,093

Changes in certain assets and liabilities:
Accounts receivable	5,588	6,579
Inventories	(4,440)	901
Refundable income taxes	(531)	1,885
Accounts payable	(3,176)	(1,884)
Accrued expenses and other	812	4,340
Customer prepayments	(310)	(625)
Net cash flows provided by operating activities	15,238	21,788

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,410)	(3,439)
Proceeds from sale of subsidiary, net of cash sold	--	1,494
Proceeds from sale of fixed assets	124	953
Net cash flows (used in) investing activities	(8,286)	(992)

Cash Flows from Financing Activities
Cash dividends paid	(2,959)	(2,172)
Exercise of stock options	3,604	401
Purchase of treasury shares	(317)	(165)
Issuance of treasury shares	90	93
Net cash flows provided by (used in) financing activities	418	(1,843)

Increase in cash and cash equivalents	7,370	18,953

Cash and cash equivalents at beginning of period	26,409	9,013

Cash and cash equivalents at end of period	$33,779	$27,966

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2016, the results of its operations for the three and nine month periods ended March 31, 2016 and 2015, and its cash flows for the nine month periods ended March 31, 2016 and 2015. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2015 Annual Report on Form 10-K.  Financial information as of June 30, 2015 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31, 2016	June 30, 2015

Accounts receivable	$38,216	$43,978
Less: Allowance for doubtful accounts	(326)	(317)
Accounts receivable, net	$37,890	$43,661

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months.  The Company maintains balances at financial institutions in the United States. The FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of March 31, 2016 and June 30, 2015, the Company had bank balances of $37,093,000 and $28,494,000, respectively, without insurance coverage.

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

The Company recorded $1,603,000 and $1,465,000 of depreciation expense in the third quarter of fiscal 2016 and 2015, respectively, and $4,524,000 and $4,328,000 of depreciation expense in the first nine months of fiscal 2016 and 2015, respectively.

Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between seven and twenty years.  The Company evaluates definite-lived intangible assets for permanent impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 7.

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

Product Warranties:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  On a regular basis, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Fiscal Year Ended June 30, 2015

Balance at beginning of the period	$3,408	$2,662	$2,662
Additions charged to expense	4,018	2,588	3,185
Deductions for repairs and replacements	(2,606)	(1,802)	(2,439)
Balance at end of the period	$4,820	$3,448	$3,408

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $1,562,000 and $1,096,000 for the three months ended March 31, 2016 and 2015, respectively, and $4,193,000 and $4,397,000 for the nine months ended March 31, 2016 and 2015, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average of common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 893,000 shares and 440,000 shares for the three months ended March 31, 2016 and 2015, respectively, and 846,000 shares and 401,000 shares for the nine months ended March 31, 2016 and 2015, respectively. See further discussion of earnings per common share in Note 4.

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

The Lighting Segment includes outdoor, indoor, and landscape lighting utilizing both traditional and LED light sources, that have been fabricated and assembled for several markets including the commercial, industrial and multi-site retail lighting markets, the Company’s primary niche markets (petroleum / convenience store market, automotive dealership market, and quick service restaurant market).

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

There was no concentration of consolidated net sales in the three or nine months ended March 31, 2016 or in the three and nine months ended March 31, 2015.  There was no concentration of accounts receivable at March 31, 2016 or June 30, 2015.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2016 and June 30, 2015:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Net Sales:
Lighting Segment	$49,331	$48,865	$168,007	$164,382
Graphics Segment	17,162	13,363	59,949	49,656
Technology Segment	4,247	6,375	13,396	17,705
All Other Category	--	--	--	41
	$70,740	$68,603	$241,352	$231,784

Operating Income (Loss):
Lighting Segment	$1,106	$2,913	$11,970	$11,230
Graphics Segment	1,174	(320)	5,370	798
Technology Segment	888	855	3,221	1,986
All Other Category	--	--	--	(183)
Corporate and Eliminations	(2,436)	(2,866)	(8,686)	(8,491)
	$732	$582	$11,875	$5,340

Capital Expenditures:
Lighting Segment	$1,074	$319	$2,923	$1,529
Graphics Segment	2,145	29	3,254	935
Technology Segment	1,626	97	1,850	448
All Other Category	--	--	--	4
Corporate and Eliminations	181	437	383	523
	$5,026	$882	$8,410	$3,439
Depreciation and Amortization:
Lighting Segment	$730	$778	$2,152	$2,229
Graphics Segment	293	262	721	768
Technology Segment	392	281	1,111	944
All Other Category	--	--	--	31
Corporate and Eliminations	314	269	919	756
	$1,729	$1,590	$4,903	$4,728

	March 31, 2016	June 30, 2015
Identifiable Assets:
Lighting Segment	$87,654	$90,713
Graphics Segment	33,060	29,477
Technology Segment	30,140	28,423
All Other Category	--	--
Corporate and Eliminations	39,408	33,766
	$190,262	$182,379

The segment net sales reported above represent sales to external customers.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes, and deferred income tax assets.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2016	2015	2016	2015

Lighting Segment inter-segment net sales	$715	$533	$2,143	$2,030

Graphics Segment inter-segment net sales	$275	$132	$1,281	$388

Technology inter-segment net sales	$8,920	$6,788	$27,236	$21,735

All Other Category inter-segment net sales	$--	$--	$--	$308

The Company considers its geographic areas to be:  1) the United States, and 2) Canada.  The Company’s operations are in the United States, with one operation previously in Canada.  As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 13). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Net Sales (a):
United States	$70,740	$68,603	$241,352	$231,743
Canada	--	--	--	41
	$70,740	$68,603	$241,352	$231,784

	March 31, 2016	June 30, 2015
Long-lived Assets (b):
United States	$48,959	$44,965
Canada	--	--
	$48,959	$44,965

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.

b.	Long-lived assets include property, plant and equipment, and other long-term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data) :

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015

BASIC EARNINGS PER SHARE

Net income	$522	$393	$8,054	$3,508

Weighted average shares outstanding during the period, net of treasury shares (a)	24,807	24,203	24,648	24,149
Weighted average vested restricted stock units outstanding	22	--	25	--
Weighted average shares outstanding in the Deferred Compensation Plan during the period	251	325	245	321
Weighted average shares outstanding	25,080	24,528	24,918	24,470

Basic earnings per share	$0.02	$0.02	$0.32	$0.14

DILUTED EARNINGS PER SHARE

Net income	$522	$393	$8,054	$3,508

Weighted average shares outstanding

Basic	25,080	24,528	24,918	24,470

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	620	115	576	80

Weighted average shares outstanding (c)	25,700	24,643	25,494	24,550

Diluted earnings per share	$0.02	$0.02	$0.32	$0.14

(a)	Includes shares accounted for as treasury stock according to accounting standards.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,032,250 common shares and 1,729,273 common shares at March 31, 2016 and 2015, respectively, and options to purchase 1,391,300 common shares and 2,272,823 common shares at March 31, 2016 and 2015, respectively, were not included in the computation of the three month and nine month periods for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 – INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2016	June 30, 2015

Inventories:
Raw materials	$29,284	$27,920
Work-in-process	3,971	4,658
Finished goods	12,938	10,505
Total Inventories	$46,193	$43,083

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2016	June 30, 2015

Accrued Expenses:
Compensation and benefits	$11,060	$11,614
Customer prepayments	1,014	1,324
Accrued sales commissions	2,058	1,982
Accrued warranty	4,820	3,408
Other accrued expenses	2,735	3,798
Total Accrued Expenses	$21,687	$22,126

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting standard on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of reporting units and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

As of March 1, 2016, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The preliminary goodwill impairment test in the Lighting Segment passed with a business enterprise value that was $89.0 million or 112% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $1.7 million or 183% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $15.4 million or 59% above the carrying value of this reporting unit including goodwill. The impairment test is expected to be completed in the fourth quarter of fiscal 2016. It is anticipated that the results of the test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting Segment	Graphics Segment	Technology Segment	All Other Category	Total

Balance as of June 30, 2015
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2015	$135	$1,165	$9,208	$--	$10,508

Balance as of March 31, 2016
Goodwill	$34,913	28,690	11,621	--	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of March 31, 2016	$135	1,165	9,208	$--	$10,508

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2016 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value that was $8.4 million or 245% above its carrying value. The impairment test is expected to be completed in the fourth quarter of fiscal 2016. It is anticipated that the results of the test will not change when the test is complete.

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,036,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 13).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2016
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	7,509	1,807
Patents	338	145	193
LED technology firmware, software	11,228	10,969	259
Trade name	460	460	--
Non-compete agreements	710	678	32
Total Amortized Intangible Assets	22,052	19,761	2,291

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	19,761	5,713

	June 30, 2015
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,290	$2,026
Patents	338	120	218
LED technology firmware, software	11,228	10,910	318
Trade name	460	460	--
Non-compete agreements	710	602	108
Total Amortized Intangible Assets	22,052	19,382	2,670

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,382	$6,092

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2016	March 31, 2015

Three Months Ended	$126	$125
Nine Months Ended	$379	$400

The Company expects to record annual amortization expense as follows:

(In thousands)

2016	$505
2017	$409
2018	$400
2019	$400
2020	$327
After 2020	$629

NOTE 8 - REVOLVING LINE OF CREDIT

In March 2016, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2019. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of March 31, 2016.

The Company is in compliance with all of its loan covenants as of March 31, 2016.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2,959,000 and $2,172,000 in the nine months ended March 31, 2016 and 2015, respectively. Dividends on restricted stock units in the amount of $7,965 were accrued in the nine months ended March 31, 2016. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 10, 2016 to shareholders of record as of May 2, 2016. The new indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans of the Company. The options granted and stock awards made pursuant to this Plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,603,993 shares, all of which were available for future grant or award as of March 31, 2016.  This Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSUs”) were awarded during the nine months ended March 31, 2016. As of March 31, 2016, a total of 3,043,565 options for common shares were outstanding from this Plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,362,810 options for common shares were vested and exercisable.  As of March 31, 2016, the approximate unvested stock option expense that will be recorded as expense in future periods is $2,797,019.  The weighted average time over which this expense will be recorded is approximately 30 months. Additionally, as of March 31, 2016 a total of 65,500 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $291,620. The weighted average time over which this expense will be recorded is approximately 33 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015

Dividend yield	1.72%	0.83%	1.29%	1.11%
Expected volatility	43%	53%	44%	56%
Risk-free interest rate	1.46%	1.57%	1.66%	1.63%
Expected life (in years)	6.0	6.0	6.0	6.0

At March 31, 2016, the 1,026,800 options granted during the first nine months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $11.87 per share, fair values ranging from $3.28 to $4.52 per share, and remaining contractual lives of between nine years, three months and nine years, eleven months.

At March 31, 2015, the 713,323 options granted during the first nine months of fiscal 2015 to employees had exercise prices ranging from $5.96 to $7.88 per share, fair values ranging from $2.19 to $3.49 per share, and remaining contractual lives of between nine years, six months and nine years, eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective January 1, 2016. Previous estimated forfeiture rates were between 2.0% and 3.3% for the period January 1, 2013 through December 31, 2015. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.  The Company recorded $360,952 and $271,669 of expense related to stock options in the three months ended March 31, 2016 and 2015, respectively, and $2,191,659 and $1,153,494 of expense related to stock options in the nine months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, the Company had 2,998,087 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.95 per share, an aggregate intrinsic value of $10,304,852 and weighted average remaining contractual terms of 6.7 years.

Information related to all stock options for the nine months ended March 31, 2016 and 2015 is shown in the following tables:

	Nine Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,026,800	$9.39
Forfeitures	(150,800)	$15.73
Exercised	(509,871)	$7.33

Outstanding at 3/31/16	3,043,565	$8.95	6.8	$10,448,456

Exercisable at 3/31/16	1,362,810	$9.67	4.3	$4,741,694

	Nine Months Ended March 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	713,323	$6.76
Forfeitures	(559,525)	$10.23
Exercised	(103,875)	$6.01

Outstanding at 3/31/15	2,727,387	$8.84	6.3	$2,519,836

Exercisable at 3/31/15	1,650,439	$10.15	4.5	$1,099,822

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at June 30, 2015	1,080,198	$2.99
Granted	1,026,800	$3.64
Vested	(390,443)	$2.94
Forfeited	(35,800)	$3.31
Non-vested at March 31, 2016	1,680,755	$3.39

The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2016 and 2015 was $3.64 and $3.26, respectively. The aggregate intrinsic value of options exercised during the nine month periods ended March 31, 2016 and 2015 was $1,474,444 and $126,203, respectively. The aggregate grant date fair value of options that vested during the nine month periods ended March 31, 2016 and 2015 was $1,149,022 and $777,436, respectively. The Company received $3,737,233 and $624,248 of cash from employees who exercised options in the nine month periods ended March 31, 2016 and 2015, respectively. In the first nine months of fiscal 2016 the Company recorded $518,515 as a reduction of federal income taxes payable, $133,172 as a reduction in common stock, $95,543 as a reduction of income tax expense, and $556,144 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first nine months of fiscal 2015 the Company recorded $44,071 as a reduction of federal income taxes payable, $223,003 as a reduction in common stock, $18,473 as a reduction of income tax expense, and $248,601 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 72,000 RSUs with a weighted average fair value of $9.39 per share were awarded to employees during the nine months ended March 31, 2016. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the date the RSUs were awarded. The RSUs have a four year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $7,965 were accrued as of March 31, 2016. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares. Of the 72,000 RSUs awarded, 5,000 were issued and 1,500 were forfeited during the first nine months of fiscal year 2016. As of March 31, 2016, the 65,500 restricted stock units outstanding had a remaining contractual life of 9 years, 3 months. Of the 65,500 RSUs outstanding as of March 31, 2016, 63,369 are expected to vest in the future. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $30,837 and $350,369 of expense related to RSUs in the three and nine month periods ended March 31, 2016. There were no RSUs awarded prior to July 1, 2015.

Director and Employee Stock Compensation Awards

The Company awarded a total of 17,240 and 21,050 common shares in the nine months ended March 31, 2016 and 2015, respectively, as stock compensation awards. These common shares were valued at their approximate $168,000 and $144,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a Non-qualified Deferred Compensation Plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of March 31, 2016 there were 28 participants, all with fully vested account balances. A total of 249,330 common shares with a cost of $2,372,257, and 321,838 common shares with a cost of $2,986,498 were held in the plan as of March 31, 2016 and June 30, 2015, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company accounts for assets held in the non-qualified deferred compensation plan according to accounting guidance. The Company used approximately $316,900 and $165,100 to purchase 32,696 and 23,519 common shares of the Company in the open stock market during the nine months ended March 31, 2016 and 2015, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2016, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 35,000 to 39,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2016	2015
Cash payments:
Interest	$32	$37
Income taxes	$4,863	$811

Issuance of common shares as compensation	$168	$144

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation on March 19, 2012, a contingent Earn-Out liability was established. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Controls (fka, LSI Virticus), the fair value of the Earn-Out liability was adjusted to zero. As of March 31, 2016, the maximum potential undiscounted liability related to the Earn-Out is $2 million. This would be based upon the achievement of a defined level of sales of lighting control systems in fiscal years 2016 through 2017. The likelihood of this occurring is considered not probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2016, there was an irrevocable letter of credit totaling $0.4 million to a foreign supplier related to the purchase of inventory.

NOTE 13 – SALE OF SUBSIDIARY

On September 30, 2014, the Company sold the stock of its wholly-owned subsidiary LSI Saco Technologies Inc., located in Montreal, Canada, for $1.9 million cash. The sale resulted in a pre-tax loss of $565,000. As a result of the sale, the Company terminated the $5 million unsecured revolving line of credit for this Canadian operation. LSI Saco reported $41,000 of net customer sales and an $183,000 operating loss in the first quarter of fiscal 2015 prior to the sale. LSI Saco was reported in the All Other Category. The sale of LSI Saco was not considered the sale of a discontinued operation because the Company migrated most of its manufacturing, research and development, and selling activities from LSI Saco to the Company’s Cincinnati, Ohio location.

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

The Company recorded severance charges of $223,000 and $178,000 in the Graphics Segment in the second and third quarters of fiscal 2016, respectively.

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

(In thousands)	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Fiscal Year Ended June 30, 2015

Balance at beginning of the period	$379	$--	$--
Accrual of expense	401	1,297	1,718
Payments	(544)	(530)	(704)
Adjustments	(67)	(635)	(635)
Balance at end of the period	$169	$132	$379

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

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	34.4%	45.0%	34.5%	41.4%
Impact of foreign operations	--	--	--	(0.2)
Enactment of tax law changes	--	--	(0.9)	(2.6)
Uncertain tax positions	(2.9)	(0.9)	(0.5)	(1.2)
Other	(1.0)	(12.0)	(0.8)	(3.3)
Effective tax rate	30.5%	32.1%	32.3%	34.1%

The Protecting Americans from Tax Hike Act of 2015 that made permanent the tax credit for research and development (“R&D”) retroactive back to January 1, 2015, was signed into law in December 2015. Therefore, the Company recorded an estimated R&D tax credit benefit of $111,000 in December 2015 for the second half of fiscal year 2015, and estimated an R&D tax credit in its calculation of the estimated income tax rate for fiscal 2016. Other items in the December 2015 tax bill are expected to have an immaterial impact on the Company’s income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015

Lighting Segment	$49,331	$48,865	$168,007	$164,382
Graphics Segment	17,162	13,363	59,949	49,656
Technology Segment	4,247	6,375	13,396	17,705
All Other Category	--	--	--	41
	$70,740	$68,603	$241,352	$231,784

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015

Lighting Segment	$1,106	$2,913	$11,970	$11,230
Graphics Segment	1,174	(320)	5,370	798
Technology Segment	888	855	3,221	1,986
All Other Category	--	--	--	(183)
Corporate and Eliminations	(2,436)	(2,866)	(8,686)	(8,491)
	$732	$582	$11,875	$5,340

Summary Comments

Fiscal 2016 third quarter net sales of $70,740,000 increased $2.1 million or 3.1% as compared to third quarter fiscal 2015 net sales of $68,603,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $0.5 million or 1.0%) and increased net sales of the Graphics Segment (up $3.8 million or 28.4%). Net sales were unfavorably influenced by decreased net sales of the Technology Segment (down $2.1 million or 33.4%).

Fiscal 2016 nine month net sales of $241,352,000 increased $9.6 million or 4.1% as compared to the same period of fiscal 2015. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.6 million or 2.2%) and increased net sales of the Graphics Segment (up $10.3 million or 20.7%). Net sales were unfavorably influenced by decreased net sales of the Technology Segment (down $4.3 million or 24.3%).

Fiscal 2016 third quarter operating income of $732,000 increased $150,000 or 25.8% from operating income of $582,000 in the same period the prior year. The $150,000 increase in operating income was the net result of increased net sales, an increase in gross profit, and a small increase in selling and administrative expenses.

Fiscal 2016 nine month operating income of $11,875,000 increased $6.5 million or 122% from operating income of $5,340,000 in the same period the prior year. The $6.5 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 23.9% in the first nine months of fiscal 2015 to 26.4% in the first nine months of fiscal 2016, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016.

The Company’s total net sales of products related to solid-state LED technology in light fixtures, in certain elements of graphics products, and video screens have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2016	FY 2015	% Change

First Quarter	$38,911	$30,898	25.9%
Second Quarter	42,325	37,432	13.1%
First Half	81,236	68,330	18.9%
Third Quarter	33,755	30,878	9.3%
Nine Months	114,991	99,208	15.9%
Fourth Quarter		35,779
Full Year		$134,987

Third quarter fiscal 2016 LED net sales of $33,755,000 were up $2.9 million or 9.3% from the same period of the prior year. The $33,755,000 total LED net sales and the $2.9 million increase are the net result of Lighting Segment LED net sales of $33.7 million (up $4.2 million or 14.1%), Graphics Segment LED net sales of less than $0.1 million (down $0.3 million or 90.1%), and Technology Segment LED net sales of LED video screens of $0.1 million (down $1.0 million or 95.1%). Fiscal 2016 first nine month total LED net sales of $114,991,000 were $15.8 million or 15.9% higher than the same period of the prior year. The $114,991,000 total LED net sales and the $15.8 million increase are primarily the net result of Lighting Segment LED net sales of $112,675,000 million (up $16.5 million or 17.2%), Graphics Segment LED net sales of $1.7 million (up $0.5 million or 47.9%), and Technology Segment LED net sales of $0.6 (down $1.3 million or 67.1%).

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

(in thousands, unaudited)	Third Quarter
	FY 2016	FY 2015
Reconciliation of operating income to adjusted operating income:

Operating income as reported	$732	$582

Adjustment for severance costs	178	(295)

Adjustment of self-insured death benefit expense	--	1,000

Adjusted Operating Income	$910	$1,287

(in thousands, except per share data; unaudited)	Third Quarter
			Diluted			Diluted
	FY 2016		EPS	FY 2015		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$522		$0.02	$393		$0.02

Adjustment for severance costs, inclusive of the income tax effect	117	(1)	--	(188	)(2)	(0.01)

Adjustment for self-insured death benefit expense, Inclusive of the income tax effect	--		--	637	(3)	0.03

Adjusted net income and earnings per share	$639		$0.02	$842		$0.03

The income tax effects of the adjustments in the tables above are calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $61

(2) $107

(3) $(363)

(in thousands, unaudited)	Nine Months
	FY 2016	FY 2015
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$11,875	$5,340

Adjustment for severance costs	401	662

Adjustment of self-insured death benefit expense	--	1,000

Adjustment for the gain on the sale of a manufacturing facility	--	(343)

Adjustment for the loss on sale of a subsidiary	--	565

Adjusted Operating Income	$12,276	$7,224

(in thousands, except per share data; unaudited)	Nine Months
			Diluted			Diluted
	FY 2016		EPS	FY 2015		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$8,054		$0.32	$3,508		$0.14

Adjustment for severance costs, inclusive of the income tax effect	263	(1)	0.01	422	(2)	0.02

Adjustment for self-insured death benefit expense, Inclusive of the income tax effect	--		--	637	(3)	0.03

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	--		--	(224)	(4)	(0.01)

Adjustment for the loss on sale of a subsidiary	--		--	565	(5)	0.02

Income tax effect of utilization of a long-term capital loss	--		--	(101)	(6)	0.00

Adjusted net income and earnings per share	$8,317		$0.33	$4,807		$0.20

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $138

(2) $(240)

(3) $(363)

(4) $119

(5) 0

(6) 0

Results of Operations

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Lighting Segment

 (In thousands)

Lighting Segment
(In thousands)	Three Months Ended March 31
	2016	2015

Net Sales	$49,331	$48,865
Gross Profit	$10,563	$11,930
Operating Income	$1,106	$2,913

Lighting Segment net sales of $49,331,000 in the third quarter of fiscal 2016 increased $0.5 million or 1% from fiscal 2015 same period net sales of $48,865,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $33.7 million in the third quarter of fiscal 2016, representing a $4.2 million or 14.1% increase from fiscal 2015 third quarter net sales of solid-state LED light fixtures of $29.5 million. Net sales of light fixtures having solid-state LED technology accounted for 68% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from third quarter fiscal 2015 to third quarter fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $10,563,000 in the third quarter of fiscal 2016 decreased $1.4 million or 11.5% from the same period of fiscal 2015, and decreased from 24.2% to 21.1% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The $1.4 million decrease in the amount of gross profit is due to the net effect of competitive pricing pressures, improved manufacturing efficiencies as a result of the Company’s lean initiatives, increased supplies expense ($0.2 million), increased outside service expense ($0.1 million), increased repairs and maintenance expense ($0.1 million), increased rent expense ($0.1 million), increased sales concession expense ($0.3 million), and increased warranty expense ($0.7 million). The Company experienced a higher than normal level of warranty claims in the third quarter of fiscal 2016, primarily driven by older generation LED drivers.

Selling and administrative expenses of $9,457,000 in the third quarter of fiscal year 2016 increased $0.4 million or 4.9% from the same period of fiscal 2015 primarily as the net result of increased employee compensation and benefits expense ($0.3 million), increased sample expense ($0.1 million), decreased bad debt expense ($0.1 million), decreased commission expense ($0.1 million), increased travel costs ($0.1 million), decreased research and development expense ($0.1 million), and an increase in corporate shared service costs ($0.5 million).

The Lighting Segment third quarter fiscal 2016 operating income of $1,106,000 decreased $1.8 million or 62.0% from operating income of $2,913,000 in the same period of fiscal 2015. This decrease of $1.8 million was primarily the net result of an increase in net sales, a decrease in the gross profit mostly driven by an increase in warranty expense, and increased selling and administrative expenses.

Graphics Segment

 (In thousands)

Graphics Segment
(In thousands)	Three Months Ended March 31
	2016	2015

Net Sales	$17,162	$13,363
Gross Profit	$4,280	$2,476
Operating Income (Loss)	$1,174	$(320)

Graphics Segment net sales of $17,162,000 in the third quarter of fiscal 2016 increased $3.8 million or 28.4% from fiscal 2015 same period net sales of $13,363,000. The $3.8 million increase in Graphics Segment net sales is the net result of image conversion programs and sales to the petroleum / convenience store market ($3.1 million net increase), sales to the grocery retailer market ($0.5 million increase), sales to the national drug store retailer market ($0.3 million increase), sales to the commercial market ($0.2 million net increase), and changes in sales to other markets ($0.3 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled less than $0.1 million in the third quarter of fiscal 2016, representing a 90.1% decrease from fiscal 2015 net sales of $0.3 million.

Gross profit of $4,280,000 in the third quarter of fiscal 2016 increased $1.8 million or 72.9% from the same period of fiscal 2015. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) increased from 18.3% in the third quarter of fiscal 2015 to 24.5% in the third quarter of fiscal 2016. The change in the amount of gross profit is due to the net effect of increased net sales, a slightly lower gross profit margin on installation net sales, an increase in gross profit on product net sales, similar freight costs on increased product sales, increased property tax expense ($0.2 million), an increase in corporate shared service costs ($0.1 million), and increased employee compensation and benefit expense ($0.1 million).

Selling and administrative expenses of $3,106,000 in the third quarter of fiscal 2016 increased $0.3 million or 11.1% from the same period of fiscal 2015 primarily as the result of increased travel expenses ($0.1 million) and increased convention and show expenses ($0.1 million).

The Graphics Segment third quarter fiscal 2016 operating profit of $1,174,000 increased $1.5 million from a third quarter fiscal 2015 operating loss of ($320,000). The $1.5 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales, and increased selling and administrative expenses.

Technology Segment

 (In thousands)

Technology Segment
(In thousands)	Three Months Ended March 31
	2016	2015

Net Sales	$4,247	$6,375
Gross Profit	$1,880	$1,906
Operating Income	$888	$855

Technology Segment net sales of $4,247,000 in the third quarter of fiscal 2016 decreased $2.1 million or 33.4% from fiscal 2015 same period net sales of $6,375,000. The $2.1 million decrease in Technology Segment net sales is primarily the net result of a $0.4 million decrease in sales to the transportation market, a $0.1 million decrease in sales to the telecommunication market, a $0.3 million decrease in sales to the medical market, a $0.9 million decrease in sales to the sports market, a $0.8 million decrease in sales to original equipment manufacturers, and a $0.4 million increase in sales to various other markets. While net customer sales decreased, the Technology Segment inter-segment sales increased $2.1 million or 31.4%. The increase in inter-segment sales is the direct result of the Lighting Segment’s increase in net sales of light fixtures having solid-state LED technology along with light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company. The Technology Segment’s net sales of LED video screens were less than $0.1 million in the third quarter of fiscal 2016 compared to $1.0 million net sales of video screens in the third quarter of fiscal 2015.

Gross profit of $1,880,000 in the third quarter of fiscal 2016 decreased slightly from the same period in fiscal 2015, and decreased from 14.5% to 14.3% as a percentage of net sales (customer plus inter-segment net sales). The small decrease in gross profit is due to the net effect of decreased customer net sales offset by increased inter-segment sales, decreased supplies expense ($0.1 million), increased depreciation expense ($0.1 million), and decreased repairs and maintenance expense ($0.1 million).

Selling and administrative expenses of $992,000 in the third quarter of fiscal 2016 decreased $59,000 or 5.6% from fiscal 2015 selling and administrative expenses of $1,051,000. The $59,000 decrease in selling and administrative expenses is the net result of several small changes in various expenses.

The Technology Segment third quarter fiscal 2016 operating income of $888,000 increased slightly from operating income of $855,000 in the same period of fiscal 2015. The small increase in operating income was primarily the net result of decreased customer net sales offset by increased inter-segment sales along with a small decrease in gross profit and a small decrease in selling and administrative expenses.

Corporate and Eliminations

 (In thousands)

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2016	2015

Gross Profit (Loss)	$(174)	$(7)
Operating (Loss)	$(2,436)	$(2,866)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,262,000 in the third quarter of fiscal 2016 decreased $0.6 million or 20.9% from the same period of the prior year. The $0.6 million decrease in expense is primarily the net result of decreased employee compensation and benefit expense ($0.9 million), increased outside service expense ($0.3 million), an increase in research and development costs ($0.6 million), and an increase in corporate shared services which are allocated to the reportable segments (favorable change of $0.7 million).

Consolidated Results

The Company reported net interest income of $19,000 in the third quarter of fiscal 2016 as compared to net interest expense of $3,000 in the same period of fiscal 2015. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The change from net interest expense in the third quarter of fiscal year 2015 to net interest income in the third quarter of fiscal 2016 is directly related to the increase in invested cash.

The $229,000 income tax expense in the third quarter of fiscal 2016 and the $186,000 income tax expense in the third quarter of fiscal 2015 represent a consolidated effective tax rate of 30.5% and 32.1%, respectively, both influenced by certain permanent book-tax differences and by tax benefits related to uncertain income tax positions.

The Company reported net income of $522,000 in the third quarter of fiscal 2016 as compared to net income of $393,000 in the same period of the prior year. The change in net income is primarily the net result of increased net sales, a small increase in gross profit, a small reduction in gross profit as a percentage of net sales, a small increase in selling and administrative expense, and a lower effective tax rate in fiscal 2016 compared to fiscal 2015. Diluted earnings per share of $0.02 were reported in the third quarter of fiscal 2016 as compared to diluted earnings per share of $0.02 in the same period of fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2016 were 25,700,000 shares as compared to 24,643,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2016	2015

Net Sales	$168,007	$164,382
Gross Profit	$41,904	$40,748
Operating Income	$11,970	$11,230

Lighting Segment net sales of $168,007,000 in the first nine months of fiscal 2016 increased $3.6 million or 2.2% from fiscal 2015 same period net sales of $164,382,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $112.7 million in the first nine months of fiscal 2016, representing an 17.2% increase from the first nine months of fiscal 2015 net sales of solid-state LED light fixtures of $96.2 million. Net sales of light fixtures having solid-state LED technology accounted for 67% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2015 to fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $41,904,000 in the first nine months of fiscal 2016 increased $1.2 million or 2.8% from the same period of fiscal 2015, and increased from 24.5% to 24.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in gross profit is due primarily to the net effect of increased net sales, the improved procurement of material, competitive pricing pressures, and improved manufacturing efficiencies as a result of the Company’s lean initiatives. Also contributing to the change in gross profit is increased freight expense, increased employee compensation and benefits expense ($0.7 million), increased customer relations expense ($0.3 million), increased repairs and maintenance expense ($0.2 million), increased supplies expense ($0.2 million), increased travel expenses ($0.1 million), decreased utilities expense ($0.1 million), increased depreciation expense ($0.1 million), increased rent expense ($0.1 million), decreased outside service expense ($0.1 million), an increase in corporate shared services costs (0.5 million), and increased warranty costs ($1.5 million). The Company experienced a higher than normal level of warranty claims in the third quarter of fiscal 2016, primarily driven by older generation LED drivers.

Selling and administrative expenses of $29,934,000 in the first nine months of fiscal 2016 increased $0.4 million or 1.4% compared to selling and administrative expenses for the same period of fiscal 2015 primarily as the net result of increased employee compensation and benefit expense ($0.2 million), increased travel expense ($0.3 million), increased samples expense ($0.1 million), decreased literature expense ($0.1 million), decreased convention and trade show expense ($0.2 million), decreased depreciation expense ($0.1 million), decrease bad debt expense ($0.1 million), increased sales commission expense ($0.3 million), decreased rent expense ($0.1 million), decreased research and development expense ($1.1 million), decreased outside service expense ($0.2 million), and an increase in corporate shared service costs ($1.4 million).

The Lighting Segment nine month fiscal 2016 operating income of $11,970,000 increased $0.7 million or 6.6% from operating income of $11,230,000 in the same period of fiscal 2015.  This increase of $0.7 million was the net result of increased net sales, an increase in gross profit, and an increase in the gross margin as a percentage of sales.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2016	2015

Net Sales	$59,949	$49,656
Gross Profit	$15,836	$9,232
Operating Income	$5,370	$798

Graphics Segment net sales of $59,949,000 in the first nine months of fiscal 2016 increased 20.7% from fiscal 2015 same period net sales of $49,656,000.  The $10.3 million increase in Graphics Segment net sales is primarily the net result of image conversion programs and sales to the petroleum / convenience store market ($12.3 million net increase), sales to the grocery retailer market ($1.4 million increase), sales to the national drug retailer market ($0.2 million increase), sales to the quick-service restaurant market ($2.1 million net decrease), sales to the commercial market ($0.2 million net decrease), sales to the banking market ($0.3 million decrease), and changes in sales to other markets ($1.0 million net decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $1.7 million in the first nine months of fiscal 2016, representing a 47.9% increase from first nine months 2015 net sales of $1.1 million.

Gross profit of $15,836,000 in the first nine months of fiscal 2016 increased $6.6 million or 71.5% from the same period in fiscal 2015, and increased from 18.4% to 25.9% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, an overall improvement in gross profit as a percentage of net sales, lower margins on installation sales, increased freight expense, increased supplies expense ($0.1 million), increased outside service expense ($0.1 million), increased customer relations expense ($0.1 million), an increase in corporate shared service costs ($0.2 million), increased property tax expense ($0.2 million), and increased employee compensation and benefits expense ($0.7 million).

Selling and administrative expenses of $10,466,000 in the first nine months of fiscal 2016 increased $1.7 million or 19.2% from the same period of fiscal 2015 primarily as a result of increased employee compensation and benefits expense ($1.3 million), an increased travel expenses ($0.1 million), and several small increases in other expenses ($0.3 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000, with no comparable event in fiscal 2016.

Graphics Segment nine month fiscal 2016 operating income of $5,370,000 increased $4.6 million or 573% from the same period of fiscal 2015 and is the net result of increased net sales, increased gross profit as a percentage of net sales, increased selling and administrative expenses, and a gain on the sale of a facility in fiscal 2015 with no corresponding event in fiscal 2016.

Technology Segment
(In thousands)	Nine Months Ended
	March 31
	2016	2015

Net Sales	$13,396	$17,705
Gross Profit	$6,354	$5,464
Operating Income	$3,221	$1,986

Technology Segment net sales of $13,396,000 in the first nine months of fiscal 2016 decreased $4.3 million or 24.3% from fiscal 2015 same period net sales of $17,705,000.  The $4.3 million decrease in Technology Segment net sales is primarily the net result of a $0.8 million decrease in sales to the medical market, a $2.3 million decrease in sales to the transportation market, a $0.4 million decrease in sales to original equipment manufacturers, a $1.1 million decrease in sales to the sports market, and a $0.3 million increase in sales to various other markets. While net customer sales decreased, Technology Segment inter-segment sales increased $5.5 million or 25.3%. The increase in inter-segment sales is the direct result of the Lighting Segment’s increase in net sales of light fixtures having solid-state LED technology and light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company. The Technology Segment's net sales related to LED video screens totaled $0.6 million in the first nine months of fiscal 2016, representing a 67.1% decrease from fiscal 2015 same period net sales of $1.9 million.

Gross profit of $6,354,000 in the first nine months of fiscal 2016 increased $0.9 million or 16.3% from the same period of fiscal 2015, and increased from 13.9% to 15.6% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.9 million increase in amount of gross profit is due to the net effect of decreased customer net sales more than offset by increased inter-segment sales, an improvement in operational efficiencies, decreased employee compensation and benefits expense ($0.4 million), increased outside service expense ($0.1 million), and increased depreciation expense ($0.1 million).

Selling and administrative expenses of $3,133,000 in the first nine months of fiscal 2016 decreased $0.3 million or 9.9% from the same period of fiscal 2015 as the net result of an increase in employee compensation and benefits expense ($0.2 million), a decrease in research and development expense ($0.4 million), and several small decreases in other expenses ($0.1 million).

Technology Segment nine month fiscal 2016 operating income of $3,221,000 increased $1.2 million or 62.2% from operating income of $1,986,000 in the same period of fiscal 2015. The increase of $1.2 million was the net result of decreased net customer sales more than offset by increased inter-segment sales, increased gross profit from the net increase in total net sales (customer and intersegment net sales), and decreased selling and administrative expenses.

All Other Category
(In thousands)	Nine Months Ended
	March 31
	2016	2015

Net Sales	$--	$41
Gross Profit	$--	$21
Operating (Loss)	$--	$(183)

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2016	2015

Gross Profit (Loss)	$(270)	$3
Operating (Loss)	$(8,686)	$(8,491)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $8,416,000 in the first nine months of fiscal 2016 increased $0.5 million or 6.1% from the same period of the prior year. The increase in expense is primarily the net result of increased employee compensation and benefits expense ($0.4 million), a decrease in legal fee expense ($0.2 million), increased outside service expense ($0.3 million), increased depreciation expense ($0.2 million), increased research and development expense ($1.4 million), an increase in travel expenses ($0.1 million), an increase in repair and maintenance expense ($0.1 million), an increase in corporate shared service costs allocated to the segments (favorable change of $2.0 million), and small increases in several other expenses ($0.2 million). The increase in research and development spending is the result of the creation of a corporate research and development department with its sole purpose to develop leading edge products utilizing: 1) the latest energy saving controls; 2) LED light source technology; 3) the “internet of things” connectivity; and 4) beacons and new display technology to enhance the retail experience. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2016.

Consolidated Results

The Company reported net interest income of $27,000 in the first nine months of fiscal 2016 as compared to net interest expense of $17,000 in the same period of fiscal 2015. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The change from net interest expense in the first nine months of fiscal year 2015 to net interest income in the first nine months of fiscal 2016 is directly related to the increase in invested cash.

The $3,848,000 income tax expense in the first nine months of fiscal 2016 represents a consolidated effective tax rate of 32.3%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and by a tax benefit related to uncertain income tax positions. The $1,815,000 income tax expense in the first nine months of fiscal 2015 represents a consolidated effective tax rate of 34.1%. This is the net result of an income tax rate of 36.3% for the Company’s U.S. operations, influenced by certain permanent book-tax differences that were significant relative to the amount of taxable income, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, by a full valuation reserve on the Company’s Canadian tax position and certain Canadian tax credits both occurring in the first quarter, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit.

The Company reported net income of $8,054,000 in the first nine months of fiscal 2016 compared to net income of $3,508,000 in the same period of the prior year.  The $4.5 million increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016, and increased income tax expense.  Diluted earnings per share of $0.32 were reported in the first nine months of fiscal 2016 as compared to diluted earnings per share of $0.14 in the same period of fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2016 was 25,494,000 shares as compared to 24,550,000 shares in the same period last year.

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

At March 31, 2016, the Company had working capital of $91.6 million, compared to $84.0 million at June 30, 2015. The ratio of current assets to current liabilities was 3.74 to 1 as compared to a ratio of 3.28 to 1 at June 30, 2015. The $7.7 million increase in working capital from June 30, 2015 to March 31, 2016 was primarily related to the net effect of increased cash and cash equivalents ($7.4 million), an increase in net inventory ($3.1 million), an increase in refundable income taxes ($0.5 million), and decreased accounts payable ($3.0 million), partially offset by an increase in accrued expenses ($0.4 million), a decrease in net accounts receivable ($5.8 million), and a decrease in other current assets ($1.0 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company provided $15.2 million of cash from operating activities in the first nine months of fiscal 2016 as compared to a generation of cash of $21.8 million in the same period of the prior year. This $6.6 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in inventory (unfavorable change of $5.1 million), an increase rather than a decrease in refundable income tax (unfavorable change of $2.4 million), a smaller decrease in customer prepayments (favorable change of $0.3 million), a smaller increase in accrued expenses and other (unfavorable change of $3.5 million), a larger decrease in accounts payable (unfavorable change of $1.3), a smaller decrease in accounts receivable (unfavorable change of $1.1 million), an increase in net income (favorable change of $4.5 million), an increase in stock option expense (favorable change of $1.4 million), a loss on the sale of a subsidiary in fiscal 2015 with no comparable event in fiscal 2016 (unfavorable change of $0.6 million), a larger increase in the deferred compensation liability (favorable change of $0.3 million), a smaller increase in net deferred tax assets (favorable change of $0.5 million), and a decrease in the gain recognized on the sale of fixed assets, which includes the sale of a facility (favorable change of $0.3 million).

Net accounts receivable were $37.9 million and $43.7 million at March 31, 2016 and June 30, 2015, respectively. DSO decreased to 45 days at March 31, 2016 from 49 days at June 30, 2015. The Company believes that its receivables are ultimately collectable or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $46.2 million at March 31, 2015 increased $3.1 million from June 30, 2015 levels. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first nine months of fiscal 2016 in the Lighting Segment of approximately $2.1 million, in the Graphics Segment of approximately $1.1 million, and in the Technology Segment of approximately $0.2 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank, with all of the $30 million of the credit line available as of April 27, 2016. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2019. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2016 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $8.3 million related to investing activities in the first nine months of fiscal 2016 as compared to a use of cash of $1.0 million in the same period of the prior year, resulting in an unfavorable change of $7.3 million. Capital expenditures for the first nine months of fiscal 2016 increased $5.0 million to $8.4 million from the same period in fiscal 2015. The largest components of the first nine months of fiscal 2016 capital expenditures are tooling and equipment related to the Company’s Lighting, Graphics and Technology Segments. The Company recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities of $950,000 in the first nine months of fiscal 2015 with no proceeds from the sale of fixed assets in the first nine months of fiscal 2016. The Company also recorded net proceeds from the sale of its subsidiary in Montreal of $1.5 million in the first half of fiscal 2015 with no comparable transaction in the first half of fiscal 2016.

The Company generated $0.4 million of cash related to financing activities in the first nine months of fiscal 2016 compared to a use of cash of $1.8 million in the first nine months of fiscal 2015. The favorable change in cash flow was primarily the result of a $3.2 million increase in the exercise of stock options in the first nine months of fiscal 2016 compared to the exercise of stock options in first nine months of fiscal 2015. The Company increased its annual cash dividend from $2.1 million in fiscal 2015 to $3.0 million in fiscal 2016, which partially offset the favorable cash flow impact from the exercise of stock options.

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

Cash Dividends

In April 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 10, 2016 to shareholders of record as of May 2, 2016. The indicated annual cash dividend rate for fiscal 2016 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Asset Impairment

Carrying values of reporting units with goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting standard on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of reporting units and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal year 2020, with early adoption permitted. The Company has not yet determined the impact the amended guidance will have on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-08, “Principal versus Agent Considerations.” The amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019, with early adoption permitted in fiscal years beginning after December 15, 2016. The Company has not yet determined the impact the amended guidance will have on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted. The Company has not yet determined the impact the amended guidance will have on its financial statements.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the third quarter of fiscal 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 to 1/31/16	1,276	$10.66	1,276	(1)
2/1/16 to 2/29/116	1,193	$11.29	1,193	(1)
3/1/16 to 3/31/16	1,189	$11.01	1,189	(1)
Total	3,658	$10.98	3,658	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2016, the Plan held 249,330 common shares of the Company and had distributed 256,002 common shares.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Second Amendment to Loan Documents dated as of March 31, 2016 by and between the Registrant and PNC Bank, National Association.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
April 29, 2016