Form 10-K
period 2016-06-30
LSI INDUSTRIES INC
filed 2016-09-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $300,176,800 based upon a closing sale price of $12.19 per share as reported on The NASDAQ Global Select Market.

At August 27, 2016 there were 24,978,016 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2016 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control. These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, unexpected difficulties in integrating acquired businesses, the ability to retain key employees of acquired businesses, unfavorable economic and market conditions, the results of asset impairment assessments, the Company’s ability to maintain an effective system of internal control over financial reporting, our ability to remediate any material weaknesses in our internal control over financial reporting and any other risk factors that are identified herein. You are cautioned to not place undue reliance on these forward-looking statements. In addition to the factors described in this paragraph, the risk factors identified in this Annual Report on Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

Our Company

We are a customer-centric company that positions itself as a value-added, trusted partner in developing superior image solutions through our lighting, graphics, and technology capabilities. Our products and services include digital signage, screen graphics, and structural graphics capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services including engineering, installation, and project management. We also provide graphics and lighting products on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships, located primarily in the United States as well as internationally. We seek to expand our market share in the traditional commercial / industrial lighting market by combining our LED product innovation and lighting control solutions utilizing the latest technology along with a strong emphasis on high service levels and market focused solutions. Our solutions are targeted at both renovation and new construction markets. We design and develop most aspects of the solid-state LED lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product. We also provide a variety of lighting control solutions which allow our customers to reduce energy and maintenance costs. In addition to designing and producing screen graphics and structural graphics, we design and produce most aspects of our digital signage offering where customers are provided a turnkey solution that includes design, software, hardware content development, implementation, service and support.

We believe that national retailers and other companies in the markets we serve are increasingly seeking single-source suppliers with the project management skills and service expertise necessary to execute a comprehensive visual image program. The integration of our graphics, lighting, and technology coupled with our professional services capabilities allows our customers to outsource to us the development of an entire visual image program from the planning and design stage through installation. Our approach is to combine our lighting products and custom graphics applications utilizing the latest technology along with our professional service capabilities to create complete customer-focused visual image solutions. We also offer our lighting products and graphics elements on a stand-alone basis to service our existing image solutions customers, to establish a presence in a new market or to create a relationship with a new customer. We believe that our ability to combine lighting, graphics, and technology coupled with professional services into a comprehensive visual image solution differentiates us from our competitors who offer only stand-alone products for lighting or graphics and who lack professional services offerings. During the past several years, we have continued to enhance our ability to provide comprehensive corporate visual image solutions by adding additional graphics capabilities such as digital signage and media content management, wireless lighting control systems, new and innovative LED lighting products and professional services through acquisitions and internal development.

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $5.5 million in fiscal 2016 and $5.6 million in fiscal 2015, and $8.2 million in fiscal 2014. We develop and manufacture lighting including solid-state LED lighting, lighting control systems, and graphics and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, 7-Eleven, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, Phillips 66, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, and Toyota. We service our customers at the corporate, franchise and local levels.

We also focus on the elimination of non-value added activities throughout our organization through the LSI Business System, a Lean Management System utilizing kaizen events and lean tools to drive continuous improvement in our processes. The LSI Business System improves shareholder value by increasing customer satisfaction and eliminating waste, both of which will improve the bottom line. We are committed to this company-wide initiative through employee education and training with the ultimate goal to make it part of the corporate culture and way of thinking of all employees.

Our business is organized as follows: the Lighting Segment, which represented 70% of our fiscal 2016 net sales; the Graphics Segment, which represented 24% of our fiscal 2016 net sales; and the Technology Segment, which represented 6% of our fiscal 2016 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 46 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2016	2015	2014
Lighting Segment	$226,889	$219,920	$222,604
Graphics Segment	77,039	64,895	50,970
Technology Segment	18,268	23,001	24,515
All Other Category	--	41	1,374

Total Net Sales	$322,196	$307,857	$299,463

Lighting Segment

Our Lighting Segment manufactures and markets outdoor and indoor lighting and lighting controls for the commercial, industrial and multi-site retail markets including the petroleum / convenience store, quick-service, and automotive markets. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of the markets we serve. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. Our concentration is on our high-volume, standard product lines that meet our customers’ needs. By focusing our product offerings, we achieve significant manufacturing and cost efficiencies.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as interior and exterior down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a variety of different light sources, with the primary light source being solid-state LED, along with high-intensity discharge and fluorescent. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, lighting controls, light poles, lighting system design, and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

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

Lighting Segment net sales of $226,889,000 in fiscal 2016 increased 3.2% from fiscal 2015 net sales of $219,920,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $155.5 million in fiscal 2016 (68.5% of total lighting net sales), representing a $24.1 million or 18.4% increase from fiscal 2015 net sales of solid-state LED light fixtures of $131.3 million (59.7% of total lighting net sales). There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2015 to fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Graphics Segment

Our Graphics Segment manufactures and sells exterior and interior visual image elements related to signage and graphics, including integrated digital solutions. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics and ACM systems, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, and digital signage and media content management. Our Company also manages and executes the implementation of large rollout programs.

Graphics Segment net sales of $77,039,000 in fiscal 2016 increased $12.1 million or 18.7% from fiscal 2015 net sales of $64,895,000.  The $12.1 million increase in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($16.9 million net increase), sales to the national drug store market ($0.8 million decrease), sales to the quick-service restaurant market ($4.0 million net decrease), sales to the banking industry ($0.4 million decrease), sales to the retail grocery market ($1.7 million increase), and changes in volume to several other markets ($1.3 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $2.7 million in fiscal 2016, representing a $1.3 million increase from fiscal 2015 net sales of $1.4 million.

Technology Segment

Our Technology Segment designs, engineers, and manufactures electronic circuit boards, assemblies, lighting controls and large format solid state LED video displays. Applications for these products include, but are not limited to, OEM, transportation, commercial, industrial, entertainment, sports, and medical markets.  This segment also has significant inter-segment sales to the Lighting Segment to support that segment’s customer sales of solid-state LED lighting and lighting controls.

Technology Segment net customer sales of $18,268,000 in fiscal 2016 decreased 20.6% from fiscal 2015 net sales of $23,001,000. The $4.7 million decrease in Technology Segment net sales is primarily the net result of a $2.4 million decrease in sales to the transportation market, a $0.3 million decrease in sales to original equipment manufacturers, a $0.8 million decrease in sales to the medical markets, a $1.3 million decrease in sales to the sports market, and a $0.1 million net increase in sales to various other markets. The decrease in net customer sales is due to the cyclic nature of the markets the Company serves in this segment. While net customer sales decreased, the Technology Segment inter-segment sales increased $6.3 million or 21.5%. The increase in inter-segment sales is the direct result of the Lighting Segment’s increase in net sales of light fixtures having solid-state LED technology along with light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company. The Technology Segment’s net sales of LED video screens were $0.7 million in fiscal 2016 compared to $2.3 million net sales of video screens in fiscal 2015.

Goodwill and Intangible Asset Impairment

There was no impairment of the Company’s goodwill or indefinite-lived intangible assets in fiscal 2016 or 2015.

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

Proven Ability to Penetrate Target Markets. We have grown our business by establishing a leadership position in many of the markets we serve, including petroleum / convenience stores, automobile dealerships and specialty retailers. Although our relationship with our customers may begin with the need for a single product or service, we leverage our broad product and service offering to identify additional products and solutions. We promote the combination of graphics, lighting, and technology, along with image element offerings, and services to create comprehensive solutions for our customers.

Focus on Product Innovation. We believe that our ability to successfully identify, develop and patent new products has allowed us to expand our market opportunity and enhance our market position. Our product innovation initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through retrofit enhancements to existing products or the development of new products. New product development includes developing an expanding portfolio of technology patents related to the design of LED based products. We believe our product innovation process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.

Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets, including customers such as Wal-Mart, BP, Phillips 66, Exxon Mobil, Carmax, Chevron, CVS Caremark, Stop & Shop, and Burger King. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

Well-capitalized Balance Sheet. As part of our long-term operating strategy, we believe the Company maintains a conservative capital structure. With a strong equity base, we are able to preserve operating flexibility in times of industry expansion and contraction. In the current business environment, a strong balance sheet demonstrates financial viability to our existing and targeted customers. In addition, a strong balance sheet enables us to invest in the company through research and development and allows the Company to invest in capital projects that support the Company’s growth.

Aggressive Use of Our Marketing Center. The capabilities of our Image Center, Innovation Center, Inspiration Center and, I-Zone Marketing Center provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics, lighting, and technology into a complete corporate visual image program. These four centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our Vertically Integrated Business Model. We consider our Company to be a vertically integrated manufacturer rather than just a product assembler. We focus on developing lighting and graphics products coupled with technology, and outsource certain non-core processes and product components as necessary.

Commitment to Continuous Improvement. We are committed to a philosophy of continuous improvement through the LSI’s Business System which is a Lean Management System utilizing Kaizen events and lean tools to identify and eliminate waste and increase customer satisfaction with the ultimate goal to improve shareholder value.

Sales, Marketing and Customers

Sales: Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Australia, and Latin America (about 5.9% of consolidated net sales are outside the United States) using a combination of regional sales managers and independent sales representatives exclusively serving primarily the commercial / industrial market along with several of the other markets we serve. Although in some cases we sell directly to national accounts, more frequently we are designated as a preferred vendor for product sales to customer-owned as well as franchised, licensed and dealer operations. Our graphics products, which in many instances are program-driven, are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, franchise and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the ultimate goals to turn these into orders from our customers. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months.

Marketing: The capabilities of our Image Center, Innovation Center, Inspiration Center, and iZone Marketing Center are important parts of our sales process. These four centers, unique within the lighting and graphics industry, are facilities that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that the capabilities of these marketing centers capabilities result in the best solution for our customers’ needs.

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

In addition to the capabilities of our Image Center, Innovation Center, Inspiration Center, and iZone Marketing Center, the Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the internet and social media.

Manufacturing and Operations

We design, engineer and manufacture substantially all of our lighting and graphics products through a vertically integrated business model. By emphasizing high-volume production of standard product lines, we achieve significant manufacturing efficiencies. We periodically invest in new machinery and equipment utilizing the latest technology in order to leverage the manufacturing efficiencies gained from our high-volume production. When appropriate, we utilize alliances with domestic and international vendors to outsource certain products and components. LED products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for any of our component parts.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, castings, fabrications, LEDs, power supplies, powder paint, steel and aluminum poles, wire harnesses, acrylic and glass lenses, inks, various graphics substrates such as foam board and vinyls, and digital screens.  We source these materials and components from a variety of suppliers.  Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged.  We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers.  Our Lighting operations generally carry a certain level of sub-assemblies in inventory and relatively small amounts of finished goods inventory, except for certain products that are stocked to meet quick delivery requirements. Most often, lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory.  In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.  The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Our Technology Segment operations purchase electronic components from multiple suppliers and manufacture custom electronic circuit boards and lighting control systems. Most products are made to order and, as a result, these operations do not carry very many finished goods.

We currently operate out of ten manufacturing facilities and two sales/service/technology facilities in eight U.S. states.

Our Lighting Business operations received ISO 9001:2015 Certification thru ANAB (Cert# 5369-Eagle Registrations Inc.), with plans to seek additional certifications in future years. Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $29.1 million and $33.8 million at June 30, 2016 and 2015, respectively. All orders are expected to be shippable or installed within twelve months.

We have 1,292 full-time employees and 186 agency employees as of June 30, 2016. We offer a comprehensive compensation and benefits program to most employees, including competitive wages, a cash-based incentive plan that is based upon the achievement of the Company’s business plan goals, a profit-sharing plan and retirement plan, and a 401(k) savings plan, a nonqualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

We file reports with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K. You may read and copy any materials filed with the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain that information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsi-industries.com. We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file them with the SEC. LSI is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K.

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

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets and financial resources. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products may attempt to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several market segments including, but not limited to, commercial, industrial, retail, petroleum / convenience store and automotive. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales and profitability.

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

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, LEDs, electronic components and corrugated cartons. Materials comprise the largest component of costs, representing approximately 58% and 59% of the cost of sales in 2016 and 2015, respectively. While we have multiple sources of supply for most of our material requirements, significant shortages could disrupt the supply of raw materials. Further increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages. Fluorescent tubes and other light bulbs contain rare earth minerals, which have become more expensive and in short supply throughout the world, thereby affecting the Company’s supply and cost of these light sources.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse affect on our business.

Approximately 35% of our net sales in fiscal year 2016 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

Goodwill and intangible assets that are recorded on the balance sheet from a previous or future acquisition could be written off if circumstances arise whereby the goodwill or intangible assets have been impaired.

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

The Company’s future success depends on the ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of cost-control results in a lean workforce. Future success of the Company will depend on, among other factors, the ability to attract and retain other qualified personnel, particularly management, research and development engineers and technical sales professionals. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We incurred certain costs associated with complying with these disclosure requirements, including the due diligence to determine the sources of conflict minerals used in our products. Ongoing compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have already implemented or may implement.

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

Upgrading or replacing a customer’s current image requires the manufacture of inventory that is specific to the particular customer. This is particularly true in the Graphics Segment. In as many instances as possible, we require a commitment from the customer before the inventory is produced. Our request for a commitment can range from a single site or store to a large roll-out program involving many sites or stores. The risk does exist that a customer cannot or will not honor its commitment to us. The reasons a customer cannot or will not honor its commitment can range from the bankruptcy of the customer, to the change in the image during the roll-out program, to canceling the program before its completion and before the inventory is sold to the customer. In each of these instances, we could be left with significant amounts of inventory required to support the customer’s re-imaging. While all efforts are made to hold the customer accountable for its commitment, there is the risk that a significant amount of inventory could be deemed obsolete or no longer usable which could result in significant inventory write-offs.

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

Failure of the Company’s operating or information system or a compromise of security with respect to its operating system or portable electronic devices could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over operations and financial reporting.

Information technology system failures, network disruptions and breaches of data security caused by such factors, including, but not limited to, earthquakes, fire, theft, fraud, malicious attack or other causes could disrupt the Company’s operations by causing delays or cancellation of customer orders, negatively affecting the Company’s online offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect the Company’s financial condition and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has twelve facilities:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Industries technology center	9,000 sq. ft.	Cincinnati, OH	Leased

4)	LSI Industries lighting assembly	12,000 sq. ft.	Hawthorne, CA	Leased

5)	LSI Metal Fabrication and LSI Images manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

6)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	141,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

7)	Grady McCauley office and manufacturing	212,000 sq. ft. (includes 20,000 sq. ft. of office space)	North Canton, OH	Owned

8)	LSI MidWest Lighting office and manufacturing	138,000 sq. ft. (includes 6,000 sq. ft. of office space)	Kansas City, KS	Owned

9)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space)	Woonsocket, RI	Owned

10)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

11)	LSI Adapt offices	2,000 sq. ft.	North Canton, OH	Owned
			Pineville, NC	Leased

12)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

(a)	The land at this facility is leased and the building is owned.

The Company considers these facilities (total of 1,235,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page 63 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page 64 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2016 was $0.20 per share.

At August 27, 2016, there were 620 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

(b)

The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Nonqualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2016 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

						(d) Maximum Number
					(c) Total Number of	(or Approximate Dollar
			(a) Total		Shares Purchased as	Value) of Shares that
			Number of	(b) Average	Part of Publicly	May Yet Be Purchased
			Shares	Price Paid	Announced Plans or	Under the Plans or
Period			Purchased	per Share	Programs	Programs
4/1/16	to	4/30/16	—	$—	—	(1)
5/1/16	to	5/31/16	2,752	$11.89	2,752	(1)
6/1/16	to	6/30/16	1,174	$11.15	1,174	(1)
Total			3,926	$11.67	3,926	(1)

(1)	All acquisitions of shares reflected above have been made in connection with the Company’s Nonqualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2016 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2011 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page 64 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 20 through 33 of this Form 10-K.

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

The Company’s $30,000,000 line of credit is subject to interest rate fluctuations, should the Company borrow certain amounts on this line of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, power supplies, powder paint, wire harnesses, plastic and glass lenses, vinyls, inks, electronic components, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Other than the possibility of industry-wide supply shortages, the Company has not experienced any significant supply problems in recent years. In a prior fiscal year, the Company dealt with a lengthy longshoreman’s negotiations on the west coast that caused some minor delays. Also in a prior fiscal year, the Company experienced supply shortages of certain electronic components and certain other parts which caused some production and shipment delays. Price risk for these materials is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2015, the raw material component of cost of goods sold subject to price risk was approximately $138 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases. In May 2015, the Company announced a 6% to 8% price increase for all non-LED lighting and pole products. The price increase went into effect for all orders placed on or after July 1, 2015. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has essentially no foreign currency risk as all operations are conducted in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report On Internal Control Over Financial Reporting	34

Report of Independent Registered Public Accounting Firm	35

Report of Independent Registered Public Accounting Firm	36

Consolidated Statements of Operations for the years ended June 30, 2016, 2015, and 2014	37

Consolidated Balance Sheets at June 30, 2016 and 2015	38

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016, 2015, and 2014	40

Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015, and 2014	41

Notes to Consolidated Financial Statements	42

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended June 30, 2016, 2015, and 2014	65

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 9A. See Management’s Report On Internal Control Over Financial Reporting on page 34.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 17, 2016, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 17, 2016, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2016.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,038,990	$8.98	1,612,095
Equity compensation plans not approved by security holders	—	—	—
Total	3,038,990	$8.98	1,612,095

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2		Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3		Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

10.1

Second Amendment to Loan Documents dated March 31, 2016 by and between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed April 29, 2016).

10.9	*	LSI Industries Inc. Retirement Plan (Amended and Restated as of April 22, 2015) (incorporated by reference to Exhibit 10.9 to LSI’s Form 10-K filed September 8, 2015).

10.10	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.11	*	Amended and Restated 2012 Stock Incentive Plan as of November 19, 2015 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed February 4, 2016).

10.12	*

Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.13	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed February 5, 2015).

10.14	*	Amended Agreement dated January 25, 2005 with James P. Sferra (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005).

10.15	*	Amendment to Amended Agreement dated September 16, 2014 between LSI Industries Inc. and James P. Sferra (incorporated by reference to Exhibit 10.15 to LSI's Form 10-K filed September 8, 2015).

10.16	*	LSI Industries Inc. Fiscal Year 2015 Named Executive Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed December 8, 2014).

10.17	*	Employment Agreement between Dennis W. Wells and LSI (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed October 1, 2014).

10.18	*	Separation Agreement and Release between David W. McCauley and LSI Industries Inc. dated July 17, 2015 (incorporated by reference to Exhibit 10.18 to LSI's Form 10-K filed September 8, 2015).

10.19	*	Change of Control Policy (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed October 3, 2011).

10.20	*	LSI Industries Inc. Long Term Incentive Plan FY2016 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed July 6, 2015).

10.21	*	LSI Industries Inc. Short Term Incentive Plan FY2016 for Named Executive Officers (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed July 6, 2015).

10.22	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed July 6, 2015).

10.23	*	Form of Nonqualified Stock Option Award Agreement - - Performance-Based (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed July 6, 2015).

10.24	*	Form of Nonqualified Stock Option Award Agreement - - Service-Based (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed July 6, 2015).

10.25	*	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed July 6, 2015).

10.26	*	LSI Industries Inc. Long Term Incentive Plan FY2017 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed July 5, 2016).

10.27	*	LSI Industries Inc. Short Term Incentive Plan FY2017 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 22, 2016).

10.28		Form of Indemnification Agreement between LSI and certain indemnities (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed June 23, 2016).

14		Code of Ethics (incorporated by reference to Exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24		Power of Attorney (included as part of signature page)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

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

LSI INDUSTRIES INC.

September 7, 2016	BY:	/s/ Dennis W. Wells
Date		Dennis W. Wells
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

Signature	Title

/s/ Dennis W. Wells	Chief Executive Officer and President; Director
Dennis W. Wells Date: September 7, 2016	(Principal Executive Officer)

/s/ Ronald S. Stowell	Vice President, Chief Financial Officer, and Treasurer
Ronald S. Stowell Date: September 7, 2016	(Principal Financial and Accounting Officer)

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 7, 2016

/s/ Gary P. Kreider	Chairman of the Board of Directors
Gary P. Kreider
Date: September 7, 2016

/s/ Dennis B. Meyer	Director
Dennis B. Meyer
Date: September 7, 2016

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 7, 2016

/s/ Mark A. Serrianne	Director
Mark A. Serrianne
Date: September 7, 2016

/s/ James P. Sferra	Director
James P. Sferra
Date: September 7, 2016

/s/ John K. Morgan	Director
John K. Morgan
Date: September 7, 2016

/s/ Robert A. Steele	Director
Robert A. Steele
Date: September 7, 2016

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

Net Sales by Business Segment

(In thousands)	2016	2015	2014
Lighting Segment	$226,889	$219,920	$222,604
Graphics Segment	77,039	64,895	50,970
Technology Segment	18,268	23,001	24,515
All Other Category	--	41	1,374
Total Net Sales	$322,196	$307,857	$299,463

Operating Income (Loss) by Business Segment

(In thousands)	2016	2015	2014
Lighting Segment	$15,785	$14,775	$10,524
Graphics Segment	5,429	1,156	(2,086)
Technology Segment	3,845	2,949	1,633
All Other Category	--	(183)	(854)
Corporate and Eliminations	(11,103)	(11,164)	(6,899)
Total Operating Income	$13,956	$7,533	$2,318

Summary Comments

Fiscal 2016 net sales of $322,196,000 increased $14.3 million or 4.7% as compared to fiscal 2015 net sales of $307,857,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.0 million or 3.2%) and Graphics Segment (up $12.1 million or 18.7%). Net sales were unfavorably influenced by net sales of the Technology Segment (down $4.7 million or 20.6%).

Fiscal 2016 operating income of $13,956,000 increased 85.3% from operating income of $7,533,000 in fiscal 2015. The $6.4 million increase in operating income was the net result of increased net sales, an increase in gross profit and an increase in gross profit as a percentage of net sales from 24.2% in fiscal 2015 to 26.0% in fiscal 2016, an increase in selling and administrative expenses, and the net effect of the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016.

Fiscal 2015 net sales of $307,857,000 increased $8.4 million or 2.8% as compared to fiscal 2014. Net sales in fiscal 2015 were favorably influenced by increased net sales of the Graphics Segment (up $13.9 million or 27.3%). Net sales were unfavorably influenced in fiscal 2015 by net sales of the Lighting Segment (down $2.7 million or 1.2%), the Technology Segment (down $1.5 million or 6.2%), and the All Other Category (down $1.3 million or 97%).

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

The Company recorded intangible asset impairment expense in the Technology Segment in fiscal 2014 totaling $805,000. There was no intangible asset impairment expense in fiscal 2015 or 2016. There was no goodwill impairment expense in fiscal 2014, 2015, or 2016.

The Company’s total net sales related to solid-state LED technology in light fixtures and video screens for sports, advertising and entertainment markets have been recorded as indicated in the table below.  In addition, the Company sells certain elements of graphic identification programs that contain solid-state LED light sources.

	LED Net Sales
(In thousands)	FY 2016	FY 2015	% change (FY 16 vs FY 15)	FY 2014	% change (FY 15 vs FY 14)

First Quarter	$38,911	$30,898	25.9%	25,293	22.2%
Second Quarter	42,325	37,432	13.1%	27,466	36.3%
First Half	81,236	68,330	18.9%	52,759	29.5%
Third Quarter	33,755	30,878	9.3%	25,452	21.3%
Nine Months	114,991	99,208	15.9%	78,211	26.8%
Fourth Quarter	43,862	35,779	22.6%	30,210	18.4%
Full Year	$158,853	$134,987	17.7%	108,421	24.5%

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2016 LED net sales of $158,853,000 were up $23.9 million or 17.7% from the same period of the prior year.  The $158,853,000 total LED net sales and the $23.9 million increase are primarily the result of Lighting Segment LED net sales of $155.5 million (up $24.1 million or 18.4%), Graphics Segment LED net sales of $2.7 million (up $1.3 million or 93.0%), and Technology Segment LED net sales of LED video screens of $0.7 million (down $1.6 million or 68.9%).

LED net sales include sales of LED lighting products, certain graphics products containing LEDs, and LED video and sports screens.  Fiscal 2015 LED net sales of $134,987,000 were up $26.6 million or 24.5% from the same period of the prior year.  The $134,987,000 total LED net sales and the $26.6 million increase are primarily the result of Lighting Segment LED net sales of $131.3 million (up $31.4 million or 31.5%), Graphics Segment LED net sales of $1.4 million (down $1.0 million or 43.1%), and Technology Segment LED net sales of LED video screens of $2.3 million (down $2.8 million or 55.1%). There were $1.1 million of LED net sales to the All Category in fiscal 2014 with no corresponding sales in fiscal 2015.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2016, 2015 and 2014 fiscal years reported in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Adjusted operating income, net income and earnings per share, which exclude the adjustment of the New York State tax code change, goodwill and intangible asset impairments, severance costs, self-insured death benefit, gain on sale of a manufacturing facility, loss on sale of a subsidiary, and the tax benefit of utilization of a portion of the related long-term capital loss are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP financial measures to operating income, net income, and adjusted diluted earnings per share for the periods indicated.

(In thousands; unaudited)	FY 2016	FY 2015	FY 2014

Reconciliation of operating income to adjusted operating income:

Operating income as reported	$13,956	$7,533	$2,318

Adjustment for goodwill and intangible asset impairments	—	—	805

Adjustment for severance costs	469	1,083	—

Adjustment for a self-insured death benefit expense	—	1,000	—

Adjustment for the gain on sale of a manufacturing facility	—	(343)	—

Adjustment for the loss on sale of a subsidiary	—	565	—

Adjusted operating income	$14,425	$9,838	$3,123

	FY 2016			FY 2015			FY 2014
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS

Reconciliation of net income (loss) to adjusted net income:

Net income as reported	$9,482		$0.37	$5,151		$0.21	$930		$0.04

Adjustment for the New York State tax code change	—		—	—		—	362	(1)	0.01

Adjustment for goodwill and intangible asset impairments, inclusive of the income tax effect	—		—	—		—	514	(2)	0.02

Adjustment for severance costs, inclusive of the income tax effect	318	(8)	0.01	691	(3)	0.03	—		—

Adjustment for self-insured death benefit expense, inclusive of the income tax effect	—		—	637	(4)	0.03	—		—

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	—		—	(224	)(5)	(0.01)	—		—

Adjustment for the loss on sale of a subsidiary, inclusive of the income tax effect	—		—	565	(6)	0.02	—		—

Income tax effect of utilization of a long-term capital loss	—		—	(101	)(7)	0.00	—		—

Adjusted net income and earnings per share	$9,800		$0.38	$6,719		$0.27	$1,806		$0.07

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1)	n/a

(2)	$291

(3)	$(392)

(4)	$(363)

(5)	$119

(6)	$0

(7)	$0

(8)	$151

Results of Operations

2016 Compared to 2015

Lighting Segment

(In thousands)	2016	2015

Net Sales	$226,889	$219,920
Gross Profit	$56,674	$54,542
Operating Income	$15,785	$14,775

Lighting Segment net sales of $226,889,000 in fiscal 2016 increased 3.2% from fiscal 2015 net sales of $219,920,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $155,485,000 in fiscal 2016, representing a $24.1 million or 18.4% increase from fiscal 2015 net sales of solid-state LED light fixtures of $131.3 million. Net sales of light fixtures having solid-state LED technology accounted for 68.5% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2015 to fiscal 2016 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $56,674,000 in fiscal 2016 increased $2.1 million or 3.9% from fiscal 2015, and increased from 24.5% to 24.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The increase in amount of gross profit is due to the net effect of increased net sales, the improved procurement of material, competitive pricing pressures, and improved manufacturing efficiencies as a result of the Company’s lean initiatives. Also contributing to the changes in gross profit is increased employee compensation and benefits expense ($0.8 million), increased supplies expense ($0.2 million), increased repair and maintenance expense ($0.2 million), increased outside services ($0.1 million), decreased utilities ($0.1 million), increased depreciation expense ($0.1 million), increased rent expense ($0.2 million), increased customer relations expense ($0.3 million), and increased warranty expense ($1.8 million). The Company experienced a higher than normal level of warranty claims in the third quarter of fiscal 2016, primarily driven by older generation LED drivers.

Selling and administrative expenses of $40,889,000 in fiscal 2016 increased $1.1 million or 2.8% from fiscal 2015 primarily as the net result of increased employee compensation and benefits expense ($0.3 million), increased travel and entertainment expenses ($0.2 million), increased samples expense ($0.3 million), decreased convention and show expense ($0.1 million), decreased literature expense ($0.1 million), decreased outside services ($0.1 million), decreased depreciation expense ($0.2 million), decreased bad debt expense ($0.1 million), increased sales commissions at a slightly higher commission rate due to higher net sales ($0.7 million), decreased lease expense ($0.1 million), an increase in corporate shared service costs ($1.8 million), and a decrease in research and development expenses ($1.4 million).

The Lighting Segment fiscal 2016 operating income of $15,785,000 increased $1.0 million or 6.8% from operating income of $14,775,000 in fiscal 2015.  This increase of $1.0 million was the net result of increased net sales, an increase in gross profit and an increase in the gross margin as a percentage of net sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	2016	2015

Net Sales	$77,039	$64,895
Gross Profit	$19,147	$12,630
Operating Income	$5,429	$1,156

Graphics Segment net sales of $77,039,000 in fiscal 2016 increased $12.1 million or 18.7% from fiscal 2015 net sales of $64,895,000.  The $12.1 million increase in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($16.9 million net increase), sales to the national drug store market ($0.8 million decrease), sales to the quick-service restaurant market ($4.0 million net decrease), sales to the banking industry ($0.4 million decrease), sales to the retail grocery market ($1.7 million increase), and changes in volume to several other markets ($1.3 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $2.7 million in fiscal 2016, representing a $1.3 million increase from fiscal 2015 net sales of $1.4 million.

Gross profit of $19,147,000 in fiscal 2016 increased $6.5 million or 51.6% from fiscal 2015, and increased from 19.3% to 24.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, customer and product mix related to large petroleum/convenience store rollout programs, lower margins on installation sales, increased freight expense on higher sales, increased property and real estate taxes ($0.3 million), increased outside service expense ($0.2 million), decreased utility expense ($0.1 million), an increase in corporate shared services ($0.2 million), and increased compensation and benefits expense ($0.6 million).

Selling and administrative expenses of $13,718,000 in fiscal 2016 increased $1.9 million or 16.1% from fiscal 2015 primarily as a result of increased compensation and benefits expense ($1.3 million), increased travel and entertainment expense ($0.2 million), increased convention and show expense ($0.2 million), and increased commission expense ($0.1 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2016.

Graphics Segment fiscal 2016 operating income of $5,429,000 increased $4.3 million or 370% from fiscal 2015 and is the net result of increased net sales, increased gross profit and increased gross profit as a percentage of net sales, increased selling and administrative expenses, and a gain on the sale of a facility in fiscal 2015 with no corresponding event in fiscal 2016.

Technology Segment

(In thousands)	2016	2015

Net Sales	$18,268	$23,001
Gross Profit	$7,999	$7,275
Operating Income	$3,845	$2,949

Technology Segment net customer sales of $18,268,000 in fiscal 2016 decreased 20.6% from fiscal 2015 net sales of $23,001,000. The $4.7 million decrease in Technology Segment net sales is primarily the net result of a $2.4 million decrease in sales to the transportation market, a $0.3 million decrease in sales to original equipment manufacturers, a $0.8 million decrease in sales to the medical markets, a $1.3 million decrease in sales to the sports market, and a $0.1 million net increase in sales to various other markets. The decrease in sales is due to the cyclic nature of the markets the Company serves in this segment. While net customer sales decreased, the Technology Segment inter-segment sales increased $6.3 million or 21.5%. The increase in inter-segment sales is the direct result of the Lighting Segment’s increase in net sales of light fixtures having solid-state LED technology along with light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company. The Technology Segment’s net sales of LED video screens were $0.7 million in fiscal 2016 compared to $2.3 million net sales of video screens in fiscal 2015.

Gross profit of $7,999,000 in fiscal 2016 increased $0.7 million or 10.0% from fiscal 2015, and increased from 13.9% to 14.8% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.7 million increase in amount of gross profit is due to the net effect of decreased customer net sales more than offset by increased inter-segment sales, an improvement in operational efficiencies, decreased employee compensation and benefits expense ($0.4 million), decreased supplies ($0.2 million), and increased depreciation expense ($0.1 million).

Selling and administrative expenses of $4,154,000 in fiscal 2016 decreased $0.2 million or 4.0% from fiscal 2015 primarily as the net result of decreased research and development expense ($0.5 million) and increased compensation and benefits expenses ($0.4 million).

Technology Segment fiscal 2016 operating income of $3,845,000 increased $0.9 million or 30.4% from operating income of $2,949,000 in fiscal 2015. The increase of $0.9 million was the net result of decreased net customer sales more than offset by increased inter-segment sales, increased gross profit from the net increase in total net sales (customer and intersegment net sales), and decreased selling and administrative expenses.

All Other Category

(In thousands)	2016	2015

Net Sales	$--	$41
Gross Profit	$--	$21
Operating (Loss)	$--	$(183)

Due to the sale of LSI Saco on September 30, 2014, there is no longer comparable data for the All Other Category.

Corporate and Eliminations

(In thousands)	2016	2015

Gross Profit	$(149)	$(19)
Operating (Loss)	$(11,103)	$(11,164)

The negative gross profit relates to the intercompany profit in inventory elimination.

Selling and administrative expenses of $10,954,000 in fiscal 2016 increased $0.3 million or 3.5% from fiscal 2015. The increase in expense is primarily the result of increased employee compensation and benefits expense ($0.1 million), a decrease in legal fee expense ($0.3 million), increased outside service expense ($0.3 million), increased depreciation expense ($0.2 million), an increase in telephone expense ($0.2 million), and an increase in repair and maintenance expense ($0.2 million), an increase in corporate shared service costs allocated to the segments (favorable change of $2.5 million), and an increase in research and development expense ($2.0 million). The increase in research and development spending is the result of the creation of a corporate research and development department with its sole purpose to develop leading edge products utilizing: 1) the latest energy saving controls; 2) LED light source technology; and 3) the “internet of things” connectivity. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco, with no corresponding event in fiscal 2016.

Consolidated Results

The Company reported net interest income of $48,000 in fiscal 2016 as compared to net interest expense of $19,000 in fiscal 2015.  Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in the net interest expense amounts in both fiscal 2016 and 2015. The change from net interest expense in fiscal 2015 to net interest income in fiscal 2016 is the result of the growth in invested cash.

The $4,522,000 income tax expense in fiscal 2016 represents a consolidated effective tax rate of 32.3%, influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and by a tax benefit related to uncertain income tax positions. The $2,363,000 income tax expense in fiscal 2015 represents a consolidated effective tax rate of 31.4% influenced by certain permanent book-tax differences, by certain U.S. federal tax credits, by a benefit related to uncertain income tax positions, and a $136,000 tax benefit related to the retroactive reinstatement of the R&D tax credit.

The Company reported net income of $9,482,000 in fiscal 2016 as compared to net income of $5,151,000 in fiscal 2015. This represents an 84.1% increase in net income in fiscal 2016 compared to fiscal 2015. The increase in net income is primarily the net result of increased net sales, increased gross profit, increased operating expenses, the gain on the sale of a facility more than offset by the loss on the sale of a subsidiary in fiscal 2015 with no comparable events in fiscal 2016, and increased income tax expense. Diluted earnings per share were $0.37 in fiscal 2016 as compared to diluted earnings per share of $ 0.21 in fiscal 2015. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2016 were 25,592,000 shares as compared to 24,638,000 shares in fiscal 2015.

2015 Compared to 2014

Lighting Segment

(In thousands)	2015	2014

Net Sales	$219,920	$222,604
Gross Profit	$54,542	$49,467
Operating Income	$14,775	$10,524

Lighting Segment net sales of $219,920,000 in fiscal 2015 decreased 1.2% from fiscal 2014 net sales of $222,604,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $131.3 million in fiscal 2015, representing a $31.4 million or 31.5% increase from fiscal 2014 net sales of solid-state LED light fixtures of $99.9 million. Net sales of light fixtures having solid-state LED technology accounted for 59.7% of total Lighting Segment net sales. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2014 to fiscal 2015 as customers converted from traditional lighting to light fixtures having solid-state LED technology. While total sales have declined from the same period last fiscal year, some of the drop in sales can also be attributed to product mix as customers migrate to lower priced lighting fixtures.

Gross profit of $54,542,000 in fiscal 2015 increased $5.1 million or 10.3% from fiscal 2014, and increased from 21.9% to 24.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company was able to offset the reduction in customer net sales with an increase in gross profit. The increase in amount of gross profit is due to the net effect of decreased net sales, effective management of material and labor costs, competitive pricing pressures, improved manufacturing efficiencies, decreased freight expense on lower product sales, decreased supplies expense ($0.3 million), increased outside services ($0.4 million), decreased utilities ($0.1 million), increased depreciation expense ($0.2 million), and decreased warranty expense ($0.6 million).

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

Gross profit of $7,275,000 in fiscal 2015 decreased $0.9 million or 10.5% from fiscal 2014, and increased from 13.8% to 13.9% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.9 million decrease in amount of gross profit is due to the net effect of decreased customer net sales, decreased inter-segment sales, decreased employee compensation and benefits expense ($0.1 million), decreased supplies ($0.2 million), increased outside service expense ($0.2 million), and increased repair and maintenance expense ($0.1 million).

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

Selling and administrative expenses of $10,580,000 in fiscal 2015 increased $4.3 million or 67.2% from fiscal 2014. The increase in expense is primarily the result of increased employee compensation and benefits expense ($1.7 million), an increase in legal fee expense ($0.3 million), increased outside service expense ($0.7 million), increased depreciation expense ($0.2 million), a $0.5 million increase in severance costs and a $1.0 million increase in self-insured death benefits, both recorded in fiscal 2015 with no comparable net effect in fiscal 2014. In fiscal 2015, the Company recognized a $565,000 loss on the sale of its Montreal subsidiary, LSI Saco Technologies, with no corresponding event in fiscal 2014.

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

At June 30, 2016, the Company had working capital of $88.5 million, compared to $80.8 million at June 30, 2015.  The ratio of current assets to current liabilities was 3.26 to 1 as compared to a ratio of 3.19 to 1 at June 30, 2015.  The $7.7 million increase in working capital from June 30, 2015 to June 30, 2016 was primarily related to the net effect of increased cash and cash equivalents ($7.4 million), increased net accounts receivable ($3.3 million), increased accrued expenses ($3.2 million), decreased accounts payable ($0.8 million), increased net inventory ($1.1 million), decreased other current assets ($1.6 million), and decreased refundable income tax ($0.1 million). The Company has a strategy of aggressively managing working capital, including the reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to our customers.

The Company generated $17.8 million of cash from operating activities in fiscal 2016 as compared to cash from operating activities of $20.9 million in fiscal 2015. This $3.1 million decrease in net cash flows from operating activities is primarily the net result of a greater increase net accounts receivable (unfavorable change of $1.9 million), an increase rather than an decrease in net inventories (unfavorable change of $2.6 million), a smaller decrease in refundable income tax (unfavorable change of $1.7 million), a larger net profit in fiscal 2016 compared to fiscal 2015 (favorable change of $4.3 million), a smaller increase in accrued expenses and other (unfavorable change of $1.0 million), a loss on the sale of a subsidiary with no comparable event in fiscal 2016 (unfavorable change of $0.6 million), a greater decrease in customer prepayments (unfavorable change of $0.1 million), a greater increase in net deferred tax assets (unfavorable change of $0.9 million), an increase rather than a decrease in the deferred compensation liability (favorable change of $0.9 million), a decrease rather than an increase in accounts payable (unfavorable change of $2.0 million), an increase in depreciation and amortization (favorable change of $0.3 million), the gain on the sale of a building in fiscal 2015 with no comparable event in fiscal 2016 (favorable change of $0.3 million), and an increase in stock compensation expense (favorable change of $1.7 million) .

Net accounts receivable were $47.0 million and $43.7 million at June 30, 2016 and 2015, respectively.  The increase of $3.3 million in net receivables is primarily due to the net effect of a higher amount of net sales in the fourth quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015, partially offset by a lower days sales outstanding (DSO).  The DSO decreased to 47 days at June 30, 2016 from 49 days at June 30, 2015. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $44.1 million at June 30, 2016 increased $1.1 million from June 30, 2015 levels. The increase of $1.1 million is the result of an increase in gross inventory of $1.3 million partially offset by an increase in inventory obsolescence reserves of $0.1 million and an increase in the elimination of profit in inventory of $0.1 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreases occurred in fiscal 2016 in the Graphics Segment of approximately $0.8 million and in the Technology Segment of approximately $0.5 million. There was an increase in inventory in the Lighting Segment $2.5 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2019. As of August 22, 2016, $0.3 million of the $30 million line of credit has been reserved for a standby line of credit with a foreign supplier. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2016 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used $10.1 million in cash for investing activities in fiscal 2016 as compared to a use of $2.3 million in fiscal 2015, resulting in an unfavorable change of $7.9 million. Capital expenditures for fiscal 2016 increased $5.5 million to $10.2 million from fiscal 2015. The largest components of the fiscal 2016 capital expenditures are tooling and equipment related to the Company’s Lighting and Graphics Segments. The Company recorded proceeds from the sale of one of its Woonsocket, Rhode Island facilities and the sale of small miscellaneous fixed assets of $1,006,000 in fiscal 2015, compared to proceeds of $68,000 from the sale of various fixed assets in fiscal 2016. The Company also recorded net proceeds from the sale of its LSI Saco subsidiary in fiscal 2015 of $1.5 million in fiscal 2015 with no comparable transaction in fiscal 2016.

The Company used $0.2 million of cash related to financing activities in fiscal 2016 compared to a use of cash of $1.3 million in fiscal 2015. The $1.1 million favorable change in cash flow was the result of a $3.2 million increase in the exercise of stock options in fiscal 2016 compared to the exercise of stock options in fiscal 2015, partially offset by a $1.3 million increase in dividends paid to shareholders and by a $0.8 million unfavorable change in the net activity of treasury shares.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements except for the operating leases identified in the table below.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2016 (a)	Total	1 year	years	years	5 years

Acquisition Contingent Earn-Out Obligations (b)	$--	$--	$--	$--	$--

Operating Lease Obligations	2,627	1,285	1,337	5	--
Purchase Obligations	18,198	18,143	55	--	--
Total Contractual Obligations	$20,825	$19,428	$1,392	$5	$--

(a)	The liability for uncertain tax positions of $0.6 million is not included due to the uncertainty of timing of payments.

(b)	Refer to Note 13 — Commitments and Contingencies, for an explanation as to the contingent earn-out liability.

Cash Dividends

On August 17, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share (approximately $1,250,000) in connection with the fourth quarter of fiscal 2016 payable September 7, 2016 to shareholders of record on August 29, 2016. The indicated annual cash dividend rate is $0.20 per share. The Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Income Taxes

The Company accounts for income taxes in accordance with the accounting guidance for income taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets. The Company has adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” As a result of early adoption of this accounting guidance, prior periods have been adjusted, which only impacted the financial statement presentation and not the measurement of deferred tax liabilities and assets.

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

Inventory Reserves

The Company maintains an inventory reserve for probable obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolescence inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.  Management values inventory at lower of cost or market.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” Both of these standards clarify or improve guidance from ASU 2014-09. These standards are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company is evaluating the impact the amended guidance will have on its financial statements.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amended guidance requires an entity to measure in scope inventory at lower of cost and net realizable value. The amended guidance is effective for fiscal years beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted. The Company is evaluating the impact the amended guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and we have chosen to adopt the standard retrospectively as of June 30, 2016. As a result, prior periods have been adjusted to reflect this change. This update impacted the presentation, but not the measurement of deferred tax liabilities and assets.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2016, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2016. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Dennis W. Wells
Chief Executive Officer and President
(Principal Executive Officer)

Ronald S. Stowell
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016, and our report dated September 7, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance during the year ended June 30, 2016 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 7, 2016

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2016, 2015, and 2014

(In thousands, except per share data)

	2016	2015	2014

Net sales	$322,196	$307,857	$299,463

Cost of products and services sold	238,525	233,408	234,165

Gross profit	83,671	74,449	65,298

Loss on sale of subsidiary (see Note 15)	—	565	—

Gain on sale of building	—	(343)	—

Selling and administrative expenses	69,715	66,694	62,175

Intangible asset impairment	—	—	805

Operating income	13,956	7,533	2,318

Interest (income)	(84)	(26)	(17)

Interest expense	36	45	68

Income before income taxes	14,004	7,514	2,267

Income tax expense	4,522	2,363	1,337

Net income	$9,482	$5,151	$930

Earnings per common share (see Note 3)

Basic	$0.38	$0.21	$0.04

Diluted	$0.37	$0.21	$0.04

Weighted average common shares outstanding

Basic	24,988	24,496	24,388

Diluted	25,592	24,638	24,546

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and 2015

(In thousands, except shares)

	2016	2015

ASSETS

Current Assets

Cash and cash equivalents	$33,835	$26,409

Accounts receivable, less allowance for doubtful accounts of $226 and $317, respectively	46,975	43,661

Inventories	44,141	43,083

Refundable income taxes	—	99

Prepaid and other current assets	2,792	4,408

Total current assets	127,743	117,660

Property, Plant and Equipment, at cost
Land	6,978	6,952
Buildings	39,317	37,706
Machinery and equipment	82,628	76,383
Construction in progress	838	588
	129,761	121,629
Less accumulated depreciation	(82,299)	(78,441)
Net property, plant and equipment	47,462	43,188

Goodwill	10,508	10,508

Other Intangible Assets, net	5,586	6,092

Other Long-Term Assets, net	4,261	3,242

Total assets	$195,560	$180,690

The accompanying notes are an integral part of these financial statements.

	2016	2015

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,892	$14,721
Accrued expenses	25,341	22,126

Total current liabilities	39,233	36,847

Other Long-Term Liabilities	807	891

Commitments and contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,982,219 and 24,392,938 shares, respectively	113,653	106,353
Retained earnings	41,867	36,599

Total shareholders’ equity	155,520	142,952

Total liabilities & shareholders’ equity	$195,560	$180,690

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2016, 2015, and 2014

(In thousands, except per share data)

	Common Shares		Key Executive Deferred Compensation			Total
	Number of		Number of		Retained	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Equity

Balance at June 30, 2013	24,346	$105,283	(289)	$(2,791)	$39,198	$141,690

Net income	—	—	—	—	930	930
Stock compensation awards	23	193	—	—	—	193
Purchase of treasury shares, net	—	—	(18)	(124)	—	(124)
Deferred stock compensation	—	99	—	—	—	99
Stock option expense	—	1,005	—	—	—	1,005
Stock options exercised, net	61	399	—	—	—	399
Dividends — $0.24 per share	—	—	—	—	(5,780)	(5,780)

Balance at June 30, 2014	24,430	106,979	(307)	(2,915)	34,348	138,412

Net income	—	—	—	—	5,151	5,151
Stock compensation awards	27	191	—	—	—	191
Distribution of treasury shares, net	—	—	80	770	—	770
Deferred stock compensation	—	(761)	—	—	—	(761)
Stock option expense	—	1,239	—	—	—	1,239
Stock options exercised, net	163	850	—	—	—	850
Dividends — $0.12 per share	—	—	—	—	(2,900)	(2,900)

Balance at June 30, 2015	24,620	108,498	(227)	(2,145)	36,599	142,952

Net income	—	—	—	—	9,482	9,482
Stock compensation awards	23	248	—	—	—	248
Restricted stock units issued	5	—	—	—	—	—
Purchase of treasury shares, net	—	—	(1)	(23)	—	(23)
Deferred stock compensation	—	151	—	—	—	151
Stock-based compensation expense	—	2,903	—	—	—	2,903
Stock options exercised, net	562	4,021	—	—	—	4,021
Dividends — $0.17 per share	—	—	—	—	(4,214)	(4,214)

Balance at June 30, 2016	25,210	$115,821	(228)	$(2,168)	$41,867	$155,520

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Cash Flows From Operating Activities
Net income	$9,482	$5,151	$930

Non-cash items included in net income
Depreciation and amortization	6,677	6,331	6,226
Goodwill and intangible asset impairment	—	—	805
Deferred income taxes	(1,117)	(226)	856
Deferred compensation plan	151	(761)	99
Stock based compensation expense	2,903	1,239	1,005
Issuance of common shares as compensation	248	191	193
Gain on disposition of building	—	(343)	—
Loss on disposition of fixed assets	(1)	9	36
Loss on sale of subsidiary	—	565	—
Allowance for doubtful accounts	55	220	6
Inventory obsolescence reserve	1,726	1,493	1,464

Change in certain assets and liabilities
Accounts receivable	(3,369)	(1,631)	3,232
Inventories	(2,784)	1	(4,779)
Refundable income taxes	99	1,815	(538)
Accounts payable	(1,130)	910	1,229
Accrued expenses and other	5,116	6,115	269
Customer prepayments	(271)	(149)	526

Net cash flows provided by operating activities	17,785	20,930	11,559

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(10,211)	(4,754)	(5,245)
Proceeds from sale of subsidiary, net of cash sold	—	1,494	—
Proceeds from sale of fixed assets	68	1,006	255

Net cash flows (used in) investing activities	(10,143)	(2,254)	(4,990)

Cash Flows From Financing Activities
Cash dividends paid	(4,214)	(2,900)	(5,780)
Purchase of treasury shares	(363)	(205)	(188)
Issuance of treasury shares	340	975	64
Exercise of stock options	4,021	850	399

Net cash flows (used in) financing activities	(216)	(1,280)	(5,505)

Increase in cash and cash equivalents	7,426	17,396	1,064

Cash and cash equivalents at beginning of year	26,409	9,013	7,949

Cash and cash equivalents at end of year	$33,835	$26,409	$9,013

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

Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment.  However, product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed.  The Company provides product warranties and certain post-shipment service, support and maintenance of certain solid state LED video screens.

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

Revenue from the management of media content and digital hardware related to active digital signage is recognized evenly over the service period with the customer. Media content service periods with most customers range from one month to one year.

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

The Company also evaluates the appropriateness of revenue recognition in accordance with the accounting standards on software revenue recognition. Our solid-state LED video screens and active digital signage contain software elements which the Company has determined are incidental.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2016	2015

Accounts receivable	$47,201	$43,978
Less: Allowance for doubtful accounts	(226)	(317)
Accounts receivable, net	$46,975	$43,661

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2016 and June 30, 2015, the Company had bank balances of $37,883,000 and $28,494,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

The Company maintains an inventory reserve for probable obsolescence of its obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolescence inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.

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

Costs related to the purchase, internal development, and implementation of the Company’s fully integrated enterprise resource planning/business operating software system are either capitalized or expensed.  Leasehold improvements are depreciated over the shorter of fifteen years or the remaining term of the lease.

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

The Company recorded $6,171,000, $5,804,000 and $5,411,000 of depreciation expense in the years ended June 30, 2016, 2015 and 2014, respectively.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, in the purchase price of acquired companies (if any), and in the valuation of the contingent earn-out. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2016	June 30, 2015

Balance at beginning of the period	$3,408	$2,662
Additions charged to expense	5,069	3,185
Deductions for repairs and replacements	(3,408)	(2,439)
Balance at end of the period	$5,069	$3,408

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,327,000 in 2016, $1,880,000 in 2015, and $1,961,000 in 2014.

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs.   The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses.  Research and development costs related to both product and software development totaled $5,549,000, $5,598,000 and $8,226,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

Advertising Expense:

The Company recorded $288,000, $305,000, and $322,000 of advertising expense in 2016, 2015 and 2014, respectively. Advertising costs are expensed the first time the advertising occurs. Expense related to printed product or capabilities literature, brochures, etc. is recorded on a ratable basis over the useful life of that printed media.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 872,000 shares in fiscal 2016, 451,000 shares in fiscal 2015, and 462,000 shares in fiscal 2014.  See further discussion in Note 3.

Income Taxes:

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

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” Both of these standards clarify or improve guidance from ASU 2014-09. These standards are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company is evaluating the impact the amended guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and we have chosen to adopt the standard retrospectively as of June 30, 2016. As a result, prior periods have been adjusted to reflect this change. This update impacted the presentation, but not the measurement of deferred tax liabilities and assets.

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

Reclassifications:

Certain prior year balance sheet amounts have been reclassified to conform to the new accounting guidance on balance sheet classification of deferred taxes. These reclassifications have no impact on net income, earnings per share, or operating cash flows.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2 — BUSINESS SEGMENT INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. In the third quarter of fiscal 2015, the Company realigned its operating segments to be in alignment with the financial information received by the Chief Executive Officer. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. An All Other Category as well as Corporate and Eliminations will also be reported in the segment information. As a result of the realignment of the Company’s operating segments in the third quarter of fiscal 2015, all prior period segment information has been revised so as to be comparable with the new segment reporting structure.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2016, 2015 and 2014. There was no concentration of accounts receivable at June 30, 2016 or 2015.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2016, June 30, 2015, June 30, 2014:

(In thousands)	2016	2015	2014
Net Sales:
Lighting Segment	$226,889	$219,920	$222,604
Graphics Segment	77,039	64,895	50,970
Technology Segment	18,268	23,001	24,515
All Other Category	—	41	1,374
Total Net Sales	$322,196	$307,857	$299,463
Operating Income (Loss):
Lighting Segment	$15,785	$14,775	$10,524
Graphics Segment	5,429	1,156	(2,086)
Technology Segment	3,845	2,949	1,633
All Other Category	—	(183	(854)
Corporate and Eliminations	(11,103)	(11,164	(6,899)
Total Operating Income	$13,956	$7,533	$2,318
Capital Expenditures:
Lighting Segment	$4,255	$1,905	$3,294
Graphics Segment	3,605	1,100	461
Technology Segment	1,935	1,146	726
All Other Category	—	4	20
Corporate and Eliminations	416	599	744
Total Capital Expenditures	$10,211	$4,754	$5,245
Depreciation and Amortization:
Lighting Segment	$2,930	$2,965	$2,779
Graphics Segment	1,015	979	950
Technology Segment	1,518	1,341	1,563
All Other Category	—	31	161
Corporate and Eliminations	1,214	1,015	773
Total Depreciation and Amortization	$6,677	$6,331	$6,226

	June 30,	June 30,
	2016	2015
Identifiable Assets:
Lighting Segment	$95,168	$90,713
Graphics Segment	32,450	29,477
Technology Segment	29,388	28,423
All Other Category	—	—
Corporate and Eliminations	38,554	32,077
Total Identifiable Assets	$195,560	$180,690

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2016	2015	2014

Lighting Segment intersegment net sales	$2,935	$2,752	$3,534
Graphics Segment intersegment net sales	$1,760	$559	$1,088
Technology Segment intersegment net sales	$35,733	$29,412	$34,238
All Other Category intersegment net sales	$—	$308	$2,286

The Company considers its geographic areas to be: 1) the United States; and 2) Canada. The Company’s operations are in the United States, with one operation previously in Canada. As a result of the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 15). The geographic distribution of the Company’s net sales and long-lived assets are as follows:

(In thousands)	2016	2015	2014
Net Sales (a):
United States	$322,196	$307,816	$298,089
Canada	—	41	1,374
Total Net Sales	$322,196	$307,857	$299,463

	June 30,	June 30,	June 30,
	2016	2015	2014
Long-Lived Assets (b):
United States	$51,723	$46,430	$47,125
Canada	—	—	190
Total Long-Lived Assets	$51,723	$46,430	$47,315

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2016	2015	2014
BASIC EARNINGS PER SHARE

Net income	$9,482	$5,151	$930

Weighted average shares outstanding during the period, net of treasury shares (a)	24,720	24,187	24,084
Weighted restricted stock units outstanding during the period	24	—	—
Weighted average shares outstanding in the Deferred Compensation Plan during the period	244	309	304

Weighted average shares outstanding	24,988	24,496	24,388

Basic earnings per share	$0.38	$0.21	$0.04

DILUTED EARNINGS PER SHARE

Net income	$9,482	$5,151	$930

Weighted average shares outstanding

Basic	24,988	24,496	24,388

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	604	142	158

Weighted average shares outstanding (c)	25,592	24,638	24,546

Diluted earnings per share	$0.37	$0.21	$0.04

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,331,300 common shares, 1,882,722 common shares, and 1,974,775 common shares at June 30, 2016, 2015, and 2014, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2016	2015

Inventories:
Raw materials	$28,979	$27,920
Work-in-process	4,418	4,658
Finished goods	10,744	10,505
Total Inventories	$44,141	$43,083

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2016	2015

Accrued Expenses:
Compensation and benefits	$11,983	$11,614
Customer prepayments	1,053	1,324
Accrued sales commissions	2,792	1,982
Accrued warranty	5,069	3,408
Other accrued expenses	4,444	3,798
Total Accrued Expenses	$25,341	$22,126

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level, that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

As of March 1, 2016, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test in the Lighting Segment passed with a business enterprise value that was $89.0 million or 112% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $1.7 million or 183% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $15.4 million or 59% above the carrying value of this reporting unit including goodwill. The Company has performed an assessment of goodwill from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated.

Goodwill
(In thousands)
	Lighting	Graphics	Technology	All Other
	Segment	Segment	Segment	Category	Total

Balance as of June 30, 2016
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2016	$135	$1,165	$9,208	$--	$10,508

Balance as of June 30, 2015
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2015	$135	$1,165	$9,208	$--	$10,508

As of June 30, 2014, the Company performed an impairment test on two definite-lived intangible assets at the LSI Controls reporting unit (formerly LSI Virticus) in the Technology Segment. The triggering event for this impairment analysis was the shortfall in lighting control sales relative to forecast. The income (discounted cash flow) approach was used to determine the fair market value of the intangible assets. As a result of the analysis, it was determined that two definite-lived intangible assets were fully impaired, totaling $805,000 of impairment expense in fiscal 2014.

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,306,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 15).

As of March 1, 2016, the Company performed its annual review of indefinite-lived intangible assets and determined there was no impairment. The indefinite-lived intangible asset impairment test passed with a fair market value that was $ 8.4 million or 245% above its carrying value. The Company has performed an assessment of its intangible assets from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

As of March 1, 2015, the Company performed its annual review of indefinite-lived intangible assets and determined there was no impairment. The indefinite-lived intangible asset impairment test passed with a fair market value that was $6.6 million or 192% above its carrying value.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2016
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,581	$1,735
Patents	338	154	184
LED technology firmware, software	11,228	10,989	239
Trade name	460	460	—
Non-compete agreements	710	704	6
Total Amortized Intangible Assets	22,052	19,888	2,164

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	—	3,422
Total Indefinite-lived Intangible Assets	3,422	—	3,422

Total Other Intangible Assets	$25,474	$19,888	$5,586

	June 30, 2015
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,290	$2,026
Patents	338	120	218
LED technology firmware, software	11,228	10,910	318
Trade name	460	460	--
Non-compete agreements	710	602	108
Total Amortized Intangible Assets	22,052	19,382	2,670

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,382	$6,092

	Amortization Expense of Other Intangible Assets
(In thousands)	2016	2015	2014

Amortization Expense	$506	$527	$815

The Company expects to record amortization expense as follows:

(In thousands)

2017	$409
2018	$400
2019	$400
2020	$327
2021	$321
After 2021	$307

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

In March 2016, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2019. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. As of June 30, 2016, $0.7 million of the $30 million line of credit was reserved for two letters of credit with a foreign supplier.

The Company is in compliance with all of its loan covenants as of June 30, 2016.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $4,214,000, $2,900,000 and $5,780,000 in fiscal years 2016, 2015 and 2014, respectively. Dividends on restricted stock units in the amount of $10,625 were accrued as of June 30, 2016. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 7, 2016 to shareholders of record August 29, 2016.

NOTE 9 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted and stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% every ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,612,095 shares, all of which were available for future grant or award as of June 30, 2016.  This plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSUs”) were awarded in fiscal 2016. As of June 30, 2016, a total of 2,976,490 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,312,985 options for common shares were vested and exercisable.  As of June 30, 2016, the approximate unvested stock option expense that will be recorded as expense in future periods is $2,458,925.  The weighted average time over which this expense will be recorded is approximately 27 months. Additionally, as of June 30, 2016 a total of 62,500 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $234,320. The weighted average time over which this expense will be recorded is approximately 32 months.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2016	2015	2014

Dividend yield	1.3%	1.1%	3.3%
Expected volatility	44%	55%	53%
Risk-free interest rate	1.7%	1.6%	1.7%
Expected life (in years)	6.0	6.0	5.5

At June 30, 2016, the 1,026,800 options granted during fiscal 2016 to both employees and non-employee directors had exercise prices ranging from $8.84 to $11.87 per share, fair values ranging from $3.28 to $4.52 per share, and remaining contractual lives of between nine years and nine years, eight months.

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

.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective April 1, 2016. Previous estimated forfeiture rates were between 2.0% and 3.3% over the period January 1, 2013 through March 31, 2016. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $2,519,092, $1,238,897 and $1,004,676 of expense related to stock options in fiscal years 2016, 2015 and 2014, respectively.  As of June 30, 2016, the Company had 2,939,224 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.98 per share, an aggregate intrinsic value of $8,246,362 and weighted average remaining contractual terms of 6.5 years.

Information related to all stock options for the years ended June 30, 2016, 2015 and 2014 is shown in the following tables:

	Twelve Months Ended June 30, 2016
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (in years)	Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,026,800	$9.39
Forfeitures	(165,800)	$15.15
Exercised	(561,946)	$7.34

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Exercisable at 6/30/16	1,312,985	$9.75	4.0	$3,819,127

	Twelve Months Ended June 30, 2015
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (in years)	Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	734,323	$6.83
Forfeitures	(571,275)	$10.26
Exercised	(163,076)	$6.70

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Exercisable at 6/30/15	1,597,238	$10.18	4.3	$2,250,093

	Twelve Months Ended June 30, 2014
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (in years)	Value

Outstanding at 6/30/13	2,341,150	$9.95	5.6	$1,544,896

Granted	436,000	$7.24
Forfeitures	(39,050)	$11.59
Exercised	(60,636)	$6.22

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Exercisable at 6/30/14	1,874,326	$10.74	4.0	$750,925

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Unvested at June 30, 2015	1,080,198	$2.99
Granted	1,026,800	$3.64
Vested	(395,693)	$2.95
Forfeited	(47,800)	$3.30
Unvested at June 30, 2016	1,663,505	$3.39

The weighted average grant date fair value of options granted was $3.64, $3.27 and $2.67 per share in fiscal years 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2016, 2015 and 2014 were $1,695,213, $212,106 and $142,715, respectively. The aggregate grant date fair value of options that vested during 2016, 2015 and 2014 was $1,168,192, $822,827 and $777,825, respectively. The Company received $4,124,047, $1,092,002 and $377,401 of cash from employees and former employees or beneficiaries who exercised options in fiscal years 2016, 2015 and 2014, respectively. Additionally, in fiscal 2016 the Company recorded $595,483 as a reduction of federal income taxes payable, $102,010 as a reduction in common stock, $141,349 as a reduction of income tax expense, and $556,144 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In fiscal 2015 the Company recorded $71,643 as a reduction of federal income taxes payable, $242,385 as a reduction in common stock, $30,149 as a reduction of income tax expense, and $283,888 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 72,000 RSUs with a weighted average fair value of $9.39 per share were awarded to employees during the twelve months ended June 30, 2016. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the date the RSUs were awarded. The RSUs have a four year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $10,625 were accrued as of June 30, 2016. Accrued dividends are paid to the award recipient upon vesting of the RSUs and issuance of the common shares. Of the 72,000 RSUs awarded, 5,000 common shares were issued and 4,500 RSUs were forfeited during fiscal year 2016. As of June 30, 2016, the 62,500 restricted stock units outstanding had a remaining contractual life of three years. Of the 62,500 RSUs outstanding as of June 30, 2016, 60,794 are expected to vest in the future. An estimated forfeiture date of 3.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $383,483 of expense related to RSUs during fiscal year 2016. The Company awarded no RSUs prior to July 1, 2015.

Director and Employee Stock Compensation Awards

The Company awarded a total of 23,838 common shares in fiscal 2016, a total of 26,850 common shares in fiscal 2015, and a total of 23,205 common shares in fiscal 2014 as stock compensation awards. These common shares were valued at their approximate $248,000, $191,000 and $192,100 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal recognition award in the form of common stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2016 there were 28 participants, all with fully vested account balances. A total of 228,100 common shares with a cost of $2,167,700, and 226,600 common shares with a cost of $2,145,100 were held in the plan as of June 30, 2016 and 2015, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the nonqualified deferred compensation plan. The Company used approximately $363,400 and $205,600 to purchase 36,685 and 27,902 common shares of the Company in the open stock market during fiscal years 2016 and 2015, respectively, for either employee salary deferrals or Company contributions into the nonqualified deferred compensation plan. For fiscal year 2017, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 35,000 to 39,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $20,824,000 and $23,942,000 as of June 30, 2016 and June 30, 2015, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $2,027,000 in 2016, $1,876,000 in 2015, and $1,783,000 in 2014. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2017	2018	2019	2020	2021	2022 & Beyond
$1,285,000	$1,046,000	$255,000	$36,000	$5,000	--

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2016	2015	2014
Components of income before income taxes:
United States	$14,004	$7,697	$3,121
Foreign	—	(183)	(854)
Income before income taxes	$14,004	$7,514	$2,267

Provision for income taxes:
Current
U.S. federal	$5,056	$2,364	$500
State and local	582	237	35
Foreign	—	(12)	(54)
Total current	5,638	2,589	481

Deferred	(1,116)	(226)	856
Total provision for income taxes	$4,522	$2,363	$1,337

(In thousands)	2016	2015	2014
Reconciliation to federal statutory rate:
Federal statutory tax rate	35.0%	34.0%	34.0%
State and local taxes, net of federal benefit	2.2	2.4	6.9
Impact of foreign operations	0.0	0.7	1.2
Federal and state tax credits	(2.6)	(3.7)	(6.3)
Goodwill	—	—	0.1
Valuation allowance	—	(3.8)	30.8
Domestic production activities deduction	(4.2)	(4.0)	(2.8)
Uncertain tax position activity	(0.6)	(1.3)	(11.3)
Other	2.5	2.1	6.4
Sale of subsidiary	—	5.0	—
Effective tax rate	32.3%	31.4%	59.0%

The components of deferred income tax assets and (liabilities) at June 30, 2016 and 2015 are as follows:

(In thousands)	2016	2015

Reserves against current assets	$679	$273
Accrued expenses	3,690	2,881
Goodwill, acquisition costs and intangible assets	—	255
Deferred compensation	842	791
Stock-based Compensation	1,473	1,213
State net operating loss carryover and credits	1,878	1,889
Long term capital loss carryforward	4,272	4,272
U.S. Federal net operating loss carryover and credits	456	506
Deferred income tax asset before valuation reserve	13,290	12,080
Valuation reserve	(6,150)	(6,161)
Deferred income tax asset	7,140	5,919

Depreciation	(4,270)	(4,454)
Goodwill, acquisition costs and intangible assets	(289)	—
Deferred income tax liability	(4,559)	(4,454)

Net deferred income tax asset	$2,581	$1,465

As of June 30, 2016 and 2015, the Company has recorded a deferred tax asset in the amount of $456,000 and $506,000, respectively, related to U.S. Federal net operating loss and research and development credit carryovers acquired in the acquisition of Virticus Corporation.  The net operating losses will expire over a period of 3 years, beginning in June 30, 2029.  The research and development credits will expire over a period of 2 years, beginning in June 30, 2029.  The annual utilization is limited by Internal Revenue Code Section 382.  However, the Company has determined these assets, more likely than not, will be realized.

As of June 30, 2016 and 2015, the Company has recorded a deferred state income tax asset in the amount of $1,716,000, net of federal tax benefits, related to non-refundable New York state tax credits. These credits do not expire, but pursuant to New York state legislation enacted in fiscal 2014, the Company has determined that this asset, more likely than not, will not be realized. As of June 30, 2016 and 2015, the Company has recorded a full valuation reserve in the amount of $1,716,000. There was no change in the deferred state income tax asset or related valuation reserve in fiscal 2016. The Company recorded a $6,000 deferred state income tax benefit in fiscal year 2015, and additional deferred state income tax expense of $489,000 (of which $362,000 related to the state tax code change), in fiscal year 2014.

As of June 30, 2016 and 2015, the Company has recorded a deferred state income tax asset in the amount of $162,000 and $173,000, respectively, related to a state net operating loss carryover and a state research and development credit in Oregon acquired during the acquisition of Virticus Corporation. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.  Related to the Oregon research and development credit, $11,000 expired during fiscal 2016 and the remaining balance of $25,000 will expire during fiscal 2017.

During fiscal 2015, the Company recorded deferred tax assets related to the sale of its Canadian subsidiary related to a long term capital loss carryforward totaling $4,272,000. The Company has determined that this asset, more likely than not, will not be realized within the 5 year carryforward period and that a full valuation reserve is required. The long term capital loss carryforward will expire in June 30, 2020.

Considering all issues discussed above, the Company has recorded valuation reserves of $6,150,000 and $6,161,000 as of June 30, 2016 and 2015, respectively.

The Company accounts for uncertain tax positions in accordance with accounting standards. At June 30, 2016, tax, interest, and penalties, net of potential federal tax benefits, were $421,000, $244,000, and $142,000, respectively, of the total reserve for uncertain tax positions of $807,000. Of the $807,000 reserve for uncertain tax positions, $665,000 would have an unfavorable impact on the effective tax rate if recognized. At June 30, 2015, tax, interest, and penalties, net of potential federal tax benefits, were $447,000, $292,000, and $152,000 respectively, of the total reserve for uncertain tax positions of $891,000. Of the $891,000 reserve for uncertain tax positions, $739,000 would have an unfavorable impact on the effective tax rate if recognized. The liability for uncertain tax positions is included in Other Long-Term Liabilities.

The Company recognized a $26,000 net tax benefit in fiscal 2016, a $40,000 net tax benefit in fiscal 2015, and a $147,000 net tax benefit in fiscal 2014 related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $48,000 and $10,000, respectively, in fiscal 2016, $41,000 and $17,000, respectively, in fiscal 2015, and $62,000 and $50,000, respectively in fiscal 2014. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2016, 2015 and 2014 gross tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2016	2015	2014

Balance at beginning of the fiscal year	$687	$746	$969
Decreases — tax positions in prior period	(161)	(134)	(225)
Increases — tax positions in current period	122	75	2
Settlements and payments	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of the fiscal year	$648	$687	$746

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2013.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2016	2015	2014
Cash payments for:
Interest	$50	$48	$76
Income taxes	$5,079	$1,078	$978

Issuance of common shares as compensation	$248	$191	$193

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation in March 2012, a contingent earn-out liability of $877,000 was recorded based on the fair value of estimated earn-out payments. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Virticus, the fair value of the earn-out liability was adjusted to zero. As of June 30, 2016, the maximum potential undiscounted liability related to the earn-out is $236,000, which is based upon the achievement of a defined level of sales of lighting control systems in fiscal year 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2016, there was an irrevocable letter of credit totaling $0.4 million and a standby letter of credit totaling $0.3 million, both to a foreign supplier related to the purchase of inventory.

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

In January 2015, the Company initiated a reduction in force and recorded severance charges of $340,000 and facility exit charges of $21,200 in the third quarter of fiscal 2015. This reduction in force and employee retirements that occurred early in the third quarter of fiscal 2015 represented approximately 8.3% of the Company’s total salaried workforce and approximately $3.7 million of annual total compensation and benefits reductions.

The company recorded severance charges of $469,000 in fiscal 2016 in the Graphics Segment.

The activity in the Company’s Accrued Severance Liability was as follows for the twelve months ended June 30, 2016 and 2015:

	Fiscal	Fiscal
	Year Ended	Year Ended
(In thousands)	June 30,	June 30,
	2016	2015

Balance at beginning of the period	$379	$--
Accrual of expense	469	1,718
Payments	(742)	(704)
Adjustments	(67)	(635)
Balance at end of the period	$39	$379

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

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated (amounts in thousands):

	2016	2015	2014

Keating Muething & Klekamp PLL	$207	$500	$98
American Engineering and Metal Working	$522	$300	$215
3970957 Canada Inc.	$—	$42	$161
Synergy Electronic LTD	$—	$7	$171

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2016	2015

Keating Muething & Klekamp PLL	$12	$35
American Engineering and Metal Working	$6	$1

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated (amount in thousands):

	2016	2015	2014

Wesco International	$2,450	$2,726	$5,444
American Engineering and Metalworking	$27	$4	$7

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions (amounts in thousands):

	June 30,	June 30,
	2016	2015

Wesco International	$57	$262

The law firm of Keating Muething & Klekamp PLL, of which the son of one of the Company’s independent outside directors is a partner, is the Company’s primary outside law firm providing legal services in most all areas required other than patents and intellectual property. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the former president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the former president and another executive of the Company’s former LSI Saco Technologies subsidiary, owns the building that the former Canadian operation occupied and rented. Synergy Electronic LTD, which is owned and operated by the brother of an executive at the Company’s former LSI Saco Technologies, manufactures molds and materials used in video screens and research and development projects. Wesco International, of which one of the Company’s independent outside directors is a director, purchases lighting fixtures from the Company.

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2016
Net sales	$85,925	$84,687	$70,740	$80,844	$322,196
Gross profit	23,349	23,926	16,549	19,847	83,671
Net income	3,750	3,782	522	1,428	9,482

Earnings per share
Basic	$0.15	$0.15	$0.02	$0.06	$0.38
Diluted	$0.15	$0.15	$0.02	$0.06	$0.37	(a)

Range of share prices
High	$10.48	$12.80	$12.22	$13.45	$13.45
Low	$8.33	$7.89	$9.85	$10.29	$7.89

2015
Net sales	$78,466	$84,715	$68,603	$76,073	$307,857
Gross profit	18,608	20,555	16,305	18,981	74,449
Net income	1,527	1,588	393	1,643	5,151

Earnings per share
Basic	$0.06	$0.06	$0.02	$0.07	$0.21
Diluted	$0.06	$0.06	$0.02	$0.07	$0.21

Range of share prices
High	$8.49	$7.70	$9.17	$10.24	$10.24
Low	$6.00	$5.61	$5.84	$8.02	$5.61

2014
Net sales	$80,486	$76,123	$68,996	$73,858	$299,463
Gross profit	19,122	16,757	13,715	15,704	65,298
Net income (loss)	1,865	870	(1,009)	(796)	930

Earnings (loss) per share
Basic	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)
Diluted	$0.08	$0.04	$(0.04)	$(0.03)	$0.04	(a)

Range of share prices
High	$9.00	$9.60	$9.67	$8.78	$9.67
Low	$6.65	$7.76	$7.54	$7.10	$6.65

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 27, 2016, there were 620 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2016	2015	2014	2013	2012

Net sales	$322,196	$307,857	$299,463	$280,790	$268,402
Cost of products and services sold	238,525	233,408	234,165	220,380	208,089
Loss on sale of a subsidiary	—	565	—	—	—
Gain (loss) on sale of a building	—	(343)	—	—	—
Selling and administrative expenses	69,715	66,694	62,175	57,367	53,724
Goodwill and intangible asset impairment	—	—	805	2,413	258

Operating income	13,956	7,533	2,318	630	6,331
Interest (income)	(84)	(26)	(17)	(47)	(25)
Interest expense	36	45	68	62	165

Income before income taxes	14,004	7,514	2,267	615	6,191
Income taxes	4,522	2,363	1,337	738	2,967

Net income (loss)	$9,482	$5,151	$930	$(123)	$3,224

Earnings (loss) per common share
Basic	$0.38	$0.21	$0.04	$(0.01)	$0.13
Diluted	$0.37	$0.21	$0.04	$(0.01)	$0.13

Cash dividends paid per share	$0.17	$0.12	$0.24	$0.36	$0.23

Weighted average common shares
Basic	24,988	24,496	24,388	24,313	24,298
Diluted	25,592	24,638	24,546	24,313	24,352

Balance Sheet Data:
(At June 30)
	2016	2015	2014	2013	2012

Working capital	$88,510	$80,813	$74,349	$74,647	$81,834
Total assets	195,560	180,690	168,688	169,179	175,226
Long-term debt, including current maturities	—	—	—	—	—
Shareholders’ equity	155,520	142,952	138,412	141,690	149,368

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2016, 2015, AND 2014

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	(Deductions)		Balance
	Beginning	Costs and	From Company	(a)	End of
Description	of Period	Expenses	Acquired (Sold)	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2016	$317	$55	$—	$(146)	$226
Year Ended June 30, 2015	$294	$220	$—	$(197)	$317
Year Ended June 30, 2014	$346	$6	$—	$(58)	$294

Inventory Obsolescence Reserve:

Year Ended June 30, 2016	$2,197	$1,726	$—	$(1,529)	$2,394
Year Ended June 30, 2015	$2,298	$1,493	$(417)	$(1,177)	$2,197
Year Ended June 30, 2014	$3,087	$1,464	$—	$(2,253)	$2,298

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2016	$6,161	$—	$—	$(11)	$6,150
Year Ended June 30, 2015	$6,450	$—	$(283)	$(6)	$6,161
Year Ended June 30, 2014	$5,750	$700	$—	$—	$6,450

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.