Form 10-Q
period 2016-09-30
LSI INDUSTRIES INC
filed 2016-11-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

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

As of October 27, 2016 there were 25,014,252 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2016	2015

Net sales	$84,159	$85,925

Cost of products and services sold	62,821	62,576

Restructuring costs	503	--

Gross profit	20,835	23,349

Restructuring costs	153	--

Selling and administrative expenses	19,616	17,586

Operating income	1,066	5,763

Interest (income)	(27)	(8)

Interest expense	13	8

Income before income taxes	1,080	5,763

Income tax expense	251	2,013

Net income	$829	$3,750

Earnings per common share (see Note 4)
Basic	$0.03	$0.15
Diluted	$0.03	$0.15

Weighted average common shares outstanding
Basic	25,275	24,764
Diluted	25,912	25,194

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2016	2016

ASSETS

Current Assets

Cash and cash equivalents	$30,714	$33,835

Accounts receivable, less allowance for doubtful accounts of $293 and $226, respectively	46,234	46,975

Inventories	43,600	44,141

Other current assets	3,455	2,792

Total current assets	124,003	127,743

Property, Plant and Equipment, at cost
Land	6,995	6,978
Buildings	39,382	39,317
Machinery and equipment	78,514	82,628
Construction in progress	1,731	838
	126,622	129,761
Less accumulated depreciation	(78,931)	(82,299)
Net property, plant and equipment	47,691	47,462

Goodwill	10,508	10,508

Other Intangible Assets, net	5,479	5,586

Other Long-Term Assets, net	5,144	4,261

Total assets	$192,825	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2016	2016

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,284	$13,892
Accrued expenses	20,506	25,341

Total current liabilities	34,790	39,233

Other Long-Term Liabilities	1,144	807

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 24,997,531and 24,982,219 shares, respectively	115,451	113,653
Retained earnings	41,440	41,867

Total shareholders’ equity	156,891	155,520

Total liabilities & shareholders’ equity	$192,825	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2016	2015
Cash Flows from Operating Activities
Net income	$829	$3,750
Non-cash items included in net income:
Depreciation and amortization	1,835	1,576
Deferred income taxes	(825)	(396)
Deferred compensation plan	198	175
Stock compensation expense	1,741	1,775
Issuance of common shares as compensation	103	49
Loss on disposition of fixed assets	1	1
Fixed asset impairment	273	--
Allowance for doubtful accounts	113	94
Inventory obsolescence reserve	573	367

Changes in certain assets and liabilities – excluding sale of subsidiary
Accounts receivable	628	(2,853)
Inventories	(32)	(2,065)
Refundable income taxes	--	99
Accounts payable	121	224
Accrued expenses and other	(5,487)	(275)
Customer prepayments	268	431
Net cash flows provided by operating activities	339	2,952

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,960)	(1,362)
Net cash flows provided by (used in) investing activities	(1,960)	(1,362)

Cash Flows from Financing Activities
Cash dividends paid	(1,256)	(735)
Proceeds and tax benefits from exercises of stock options	58	1,335
Purchase of treasury shares	(344)	(228)
Issuance of treasury shares	42	14
Net cash flows provided by (used in) financing activities	(1,500)	386

Increase (decrease) in cash and cash equivalents	(3,121)	1,976

Cash and cash equivalents at beginning of period	33,835	26,409

Cash and cash equivalents at end of period	$30,714	$28,385

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2016, the results of its operations for the three month periods ended September 30, 2016 and 2015, and its cash flows for the three month periods ended September 30, 2016 and 2015. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2016 Annual Report on Form 10-K.  Financial information as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements.

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

The Company has five sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting, and commissioning of lighting controls; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  Receivables deemed uncollectable are written-off against the allowance for doubtful accounts receivable after all reasonable collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions.  These allowances are based upon historical trends.

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2016	2016

Accounts receivable	$46,527	$47,201
Less: Allowance for doubtful accounts	(293)	(226)
Accounts receivable, net	$46,234	$46,975

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of September 30, 2016 and June 30, 2016, the Company had bank balances of $34,816,000 and $37,883,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

The Company maintains an inventory reserve for probable obsolescence of its obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.

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

The Company recorded $1,728,000 and $1,450,000 of depreciation expense in the first quarter of fiscal 2017 and 2016, respectively.

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, accounts receivables, accounts payable, and on occasion, long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analysis, in the purchase price of acquired companies (if any), and in the valuation of the contingent earn-out. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2016	2015	2016

Balance at beginning of the period	$5,069	$3,408	$3,408
Additions charged to expense	903	877	5,069
Deductions for repairs and Replacements	(624)	(615)	(3,408)
Balance at end of the period	$5,348	$3,670	$5,069

Research and Development Costs:

Research and development expenses are costs directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs.   The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,401,000 and $1,311,000 for the three months ended September 30, 2016 and 2015, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 914,000 and 693,000 shares for the three month ended September 30, 2016 and 2015, respectively. See further discussion of earnings per share in Note 4.

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

Reclassifications:

Certain prior year balance sheet amounts have been reclassified to conform to new accounting guidance on balance sheet classification of deferred taxes. These reclassifications have no impact on net income, earnings per share, or operating cash flows.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 3 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. Corporate and Eliminations, which captures the Company’s corporate administrative activities, will also be reported in the segment information.

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the commercial, industrial market, the petroleum / convenience store market, the automotive dealership market, the quick service restaurant market, along with other markets the Company serves.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, active digital signage along with the management of media content related to digital signage, LED video screens, and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets, including the petroleum / convenience store market, multi-site retail operations, banking, and restaurants. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

LED video screens that were previously reported in the Technology Segment in prior years’ results have been reclassified to report LED video screen sales in the Graphics Segment. The movement of the LED video screen product line was the result of a change in management responsibility of this product line to the Graphics Segment president during the first quarter of fiscal 2017. This movement aligns the product line with other digital visual image elements sold to graphics customers and is consistent with how the Company’s CODM manages the business. The movement of the video screen product line resulted in a reclassification of $73,000 of operating income from the Technology Segment to the Graphics Segment in the first quarter of fiscal 2016. The distribution channels and corresponding projected future cash flows that support a customer relationship intangible asset related to the LED video screen product line have been deemed to be adequate to support the asset. The net book value of the asset is $505,000 as of September 30, 2016 and the cash flows generated from this asset will continue to be monitored in future quarters.

The Technology Segment designs, engineers, and manufactures electronic circuit boards, assemblies and sub-assemblies, and various control system products used in other applications (primarily the control of solid-state LED lighting). This operating segment sells its products directly to customers (primarily in the transportation, original equipment manufacturers, sports, and medical markets) and also has significant inter-segment sales to the Lighting Segment.

The Company’s corporate administration activities are reported in a line item titled Corporate and Eliminations.  This primarily includes intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income tax assets.

There was no concentration of consolidated net sales in the three months ended September 30, 2016 or 2015.  There was no concentration of accounts receivable at June 30, 2016 or 2015.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2016 and September 30, 2015:

	Three Months Ended
(In thousands)	September 30
	2016	2015
Net Sales:
Lighting Segment	$60,370	$59,075
Graphics Segment	18,894	22,330
Technology Segment	4,895	4,520
	$84,159	$85,925

Operating Income (Loss):
Lighting Segment	$2,791	$5,682
Graphics Segment	1,017	2,234
Technology Segment	728	1,267
Corporate and Eliminations	(3,470)	(3,420)
	$1,066	$5,763

Capital Expenditures:
Lighting Segment	$1,084	$689
Graphics Segment	366	588
Technology Segment	12	33
Corporate and Eliminations	498	52
	$1,960	$1,362

Depreciation and Amortization:
Lighting Segment	$847	$705
Graphics Segment	360	234
Technology Segment	345	336
Corporate and Eliminations	283	301
	$1,835	$1,576

	September 30, 2016	June 30, 2016
Identifiable Assets:
Lighting Segment	$92,293	$95,168
Graphics Segment	35,612	33,490
Technology Segment	27,910	28,348
Corporate and Eliminations	37,010	38,554
	$192,825	$195,560

The segment net sales reported above represent sales to external customers.  Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income tax assets.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2016	2015

Lighting Segment inter-segment net sales	$774	$614

Graphics Segment inter-segment net sales	$132	$444

Technology inter-segment net sales	$8,785	$9,384

The Company’s operations are located solely within the United States. As a result, the geographic distribution of the Company’s net sales and long-lived assets originate within the United States.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2016	2015

BASIC EARNINGS PER SHARE

Net income	$829	$3,750

Weighted average shares outstanding, net of treasury shares (a)	24,998	24,501
Weighted average vested restricted stock units outstanding	37	27
Weighted average shares outstanding in the Deferred Compensation Plan	240	236
Weighted average shares outstanding	25,275	24,764

Basic earnings per share	$0.03	$0.15

DILUTED EARNINGS PER SHARE

Net income	$829	$3,750

Weighted average shares outstanding

Basic	25,275	24,764

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	637	430

Weighted average shares outstanding (c)	25,912	25,194

Diluted earnings per share	$0.03	$0.15

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,654,450 common shares and 1,683,500 common shares at September 30, 2016 and 2015, respectively, were not included in the computation of the three month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2016	2016

Inventories:
Raw materials	$28,533	$28,979
Work-in-process	4,242	4,418
Finished goods	10,825	10,744
Total Inventories	$43,600	$44,141

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2016	2016

Accrued Expenses:
Compensation and benefits	$6,554	$11,983
Customer prepayments	1,321	1,053
Accrued sales commissions	1,924	2,792
Accrued warranty	5,348	5,069
Other accrued expenses	5,359	4,444
Total Accrued Expenses	$20,506	$25,341

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology	All Other
	Segment	Segment	Segment	Category	Total
Balance as of June 30, 2016
Goodwill	$34,913	$28,690	$11,621	$--	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of June 30, 2016	$135	$1,165	$9,208	$--	$10,508

Balance as of September 30, 2016
Goodwill	$34,913	28,690	11,621	--	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	--	(64,716)
Goodwill, net as of September 30, 2016	$135	$1,165	$9,208	$--	$10,508

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2016
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,654	$1,662
Patents	338	163	175
LED technology firmware, software	11,228	11,008	220
Trade name	460	460	--
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	22,052	19,995	2,057

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,995	$5,479

	June 30, 2016
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,581	$1,735
Patents	338	154	184
LED technology firmware, software	11,228	10,989	239
Trade name	460	460	--
Non-compete agreements	710	704	6
Total Amortized Intangible Assets	22,052	19,888	2,164

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,888	$5,586

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2016	September 30, 2015

Three Months Ended	$107	$126

The Company expects to record annual amortization expense as follows:

(In thousands)
2017	$419
2018	$401
2019	$401
2020	$327
2021	$323
After 2021	$293

NOTE 8  -  REVOLVING LINE OF CREDIT

In March 2016, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2019. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. As of September 30, 2016, $0.4 million of the $30 million line of credit was reserved for one letter of credit with a foreign supplier.

The Company is in compliance with all of its loan covenants as of September 30, 2016.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $1,256,000 and $735,000 in the three months ended September 30, 2016 and 2015, respectively. Dividends on restricted stock units in the amount of $13,898 and $2,160 were accrued as of September 30, 2016 and 2015, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In October 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 15, 2016 to shareholders of record as of November 7, 2016. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 911,875 shares, all of which were available for future grant or award as of September 30, 2016.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSU’s”) were awarded during the three months ended September 30, 2016. As of September 30, 2016, a total of 3,647,927 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,586,188 options for common shares were vested and exercisable.  As of September 30, 2016, the approximate unvested stock option expense that will be recorded as expense in future periods is $4,013,412.  The weighted average time over which this expense will be recorded is approximately 29 months. Additionally, as of September 30, 2016 a total of 118,575 restricted stock units were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSU’s is $691,432. The weighted average time over which this expense will be recorded is approximately 35 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

Three Months Ended
September 30
2016

Dividend yield	1.8%
Expected volatility	42.9%
Risk-free interest rate	1%
Expected life (in years)	6.0

At September 30, 2016, the 832,500 options granted during the first three months of fiscal 2017 to employees had exercise prices ranging from $10.08 to $11.06 per share, fair values ranging from of $3.39 to $3.83 per share, and remaining contractual lives of between nine years, nine months and nine years, eleven months.

At September 30, 2015, the 942,800 options granted during the first three months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $9.99 per share, fair values ranging from of $3.28 to $3.88 per share, and remaining contractual lives of between nine years, nine months and nine years, eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.4% forfeiture rate effective July 1, 2016. Previous estimated forfeiture rates were between 2.0% and 3.3% between the periods January 1, 2013 through June 30, 2016. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $1,438,443 and $1,488,753 of expense related to stock options in the three months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, the Company had 3,583,341 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.17 per share, an aggregate intrinsic value of $8,698,736 and weighted average remaining contractual terms of 7.3 years.

Information related to all stock options for the three months ended September 30, 2016 and 2015 is shown in the following tables:

	Three Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	832,500	$11.06
Forfeitures	(140,250)	$15.95
Exercised	(20,813)	$8.32

Outstanding at 9/30/16	3,647,927	$9.18	7.3	$8,783,980

Exercisable at 9/30/16	1,586,188	$8.91	5.1	$4.982,876

	Three Months Ended September 30, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	942,800	$9.39
Forfeitures	(20,800)	$15.36
Exercised	(181,899)	$7.31

Outstanding at 9/30/15	3,417,537	$9.04	7.0	$2,759,444

Exercisable at 9/30/15	1,537,151	$10.15	4.1	$1,270,934

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Unvested at June 30, 2016	1,663,505	$3.39
Granted	832,500	$3.83
Vested	(408,766)	$3.26
Forfeited	(25,500)	$3.50
Unvested at September 30, 2016	2,061,739	$3.59

The weighted average grant date fair value of options granted during the three months ended September 30, 2016 and 2015 was $3.83 and $3.65, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $50,160 and $429,294, respectively. The aggregate grant date fair value of options that vested during the three months ended September 30, 2016 and 2015 was $1,334,248 and $336,634, respectively. The Company received $173,185 and $1,328,907 of cash from employees who exercised options in the three month periods ended September 30, 2016 and 2015, respectively. In the first three months of fiscal 2017 the Company recorded $78,040 as a reduction of federal income taxes payable, $165,856 as an increase in common stock, $8,880 as a reduction of income tax expense, and $183,665 as a reduction of the deferred tax asset related to the issuance of RSU’s and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first three months of fiscal 2016 the Company recorded $150,253 as a reduction of federal income taxes payable, $6,640 as an increase in common stock, $20,464 as a reduction of income tax expense, and $123,149 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 71,700 restricted stock units with a fair value of $11.06 per share were awarded to employees during the three months ended September 30, 2016. A total of 72,000 restricted stock units with a fair value of $9.39 per share were awarded to employees during the three months ended September 30, 2015. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the restricted stock units were awarded. The RSU’s have a four year ratable vesting period. The restricted stock units are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSU’s in the amount of $13,898 and $2,160 were accrued as of September 30, 2016 and 2015, respectively. Accrued dividends are paid to the holder upon vesting of the RSU’s and issuance of shares.

The following table presents information related to restricted stock units:

	Shares	Weighted-Average Grant Date Fair Value

Unvested at June 30, 2016	62,500	$9.39
Awarded	71,700	$11.06
Shares Issued	(15,625)	$9.39
Unvested at September 30, 2016	118,575	$10.40

As of September 30, 2016, the 118,575 restricted stock units had a remaining contractual life of between 2 years 9 months and 3 years 9 months. Of the 118,575 RSU’s outstanding, 113,868 are vested and expected to vest in the future. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the restricted stock units. The Company recorded $302,301 of expense related to restricted stock units in the three months ended September 30, 2016.

As of September 30, 2015, the 72,000 outstanding restricted stock units had a remaining contractual life of 3 years, 9 months. Of the 72,000 RSU’s outstanding, 69,081 are expected to vest as of September 30, 2015. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $286,257 of expense related to restricted stock units in the three months ended September 30, 2015.

Director and Employee Stock Compensation Awards

The Company awarded a total of 9,470 and 5,260 common shares in the three months ended September 30, 2016 and 2015, respectively, as stock compensation awards. These common shares were valued at their approximate $103,100 and $49,300 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of September 30, 2016 there were 30 participants, all with fully vested account balances. A total of 258,699 common shares with a cost of $2,469,034, and 228,103 common shares with a cost of $2,167,717 were held in the plan as of September 30, 2016 and June 30, 2016, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company used approximately $343,700 and $228,200 to purchase 34,587 and 24,914 common shares of the Company in the open stock market during the three months ended September 30, 2016 and 2015, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2017, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 45,000 to 50,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11  -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2016	2015
Cash payments:
Interest	$13	$13
Income taxes	$1,022	$74

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Virticus Corporation in March 2012, a contingent earn-out liability of $877,000 was recorded based on the fair value of estimated earn-out payments. This discounted liability was to be paid over a five year period, contingent upon reaching certain sales in each year over the five year period (fiscal year 2013 through fiscal year 2017). In fiscal 2013, as a result of modified sales forecasts for LSI Virticus, the fair value of the earn-out liability was adjusted to zero. As of September 30, 2016, the maximum potential undiscounted liability related to the earn-out is $236,000, which is based upon the achievement of a defined level of sales of lighting control systems in fiscal year 2017. The likelihood of this occurring is not considered probable.

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2016, there was a standby letter of credit totaling $0.4 million to a foreign supplier related to the purchase of inventory.

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $145,000 and $13,000 in the three months ended September 30, 2016 and 2015, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2016	2015	2016

Balance at beginning of the period	$39	$379	$379
Accrual of expense	145	13	469
Payments	(119)	(200)	(742)
Adjustments	--	(58)	(67)
Balance at end of the period	$65	$134	$39

NOTE 14 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing both fluorescent and high intensity discharge light sources as long as these products are commercially viable. The Company anticipates that the closure of the Kansas City facility will occur not later than December 31, 2016. Total restructuring costs related to the closure of the Kansas City facility are expected to be approximately $1.0 million. These costs primarily include employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down expenses, expenses related to the preparation of the facility for sale, legal expenses, and other related costs. In addition, there was also an inventory write-down of $400,000 recorded in the first quarter of fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owns the facility in Kansas City and expects to realize a gain when the facility is sold. The closure of this facility is expected to result in annual net operating profit improvement and cost savings of approximately $1.4 million before consideration of the restructuring and inventory write-down expenses. The savings as result of closure of the facility are expected to be realized starting in the third quarter of fiscal 2017.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the company’s Columbus, Ohio facility, and the administration and engineering functions were moved to an LSI facility in Cincinnati, Ohio. This consolidation was completed September 30, 2016. As a result of this consolidation, a restructuring charge of $365,000 was recorded in the first quarter of fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility. The consolidation of this facility and net reduction of employment is expected to result in annual cost savings of approximately $450,000. The savings as a result of the consolidation of this facility are expected to be realized starting in the second quarter of fiscal 2017.

The following table presents information about restructuring costs for the periods indicated:

	Three	Total Expected	Total
	Months Ended	to be Recognized	Fiscal 2017
(In thousands)	September 30,	in Remainder of	Restructuring
	2016	Fiscal 2017	Expenses

Severance and other termination benefits	$165	$471	$636
Lease obligation	213	--	213
Impairment of fixed assets and accelerated depreciation	273	90	363
Other	5	125	130
Total	$656	$686	$1,342

Impairment charges of $273,000 were recorded in the first quarter of fiscal 2017 related to machinery and equipment at the Kansas City and Beaverton facilities. Of the $273,000 of impairment expense, $242,000 was recorded in the Lighting Segment and $31,000 was recorded in the Technology Segment. The fair value of the equipment evaluated for impairment was determined by comparing the future undiscounted cash flows to the carrying value of the assets. The future cash flows are from the remaining use of the assets as well as the cash flows expected to result from the future sale of the assets.

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

Three Months Ended
(In thousands)	September 30
2016

Cost of Goods Sold	$503
Operating Expenses	153
Total	$656

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Total Expected	Total
	Months Ended	to be Recognized	Fiscal 2017
(In thousands)	September 30,	In Remainder of	Restructuring
	2016	Fiscal 2017	Expenses

Lighting Segment	$291	$686	$977
Graphics Segment	--	--	--
Technology Segment	254	--	254
Corporate and Eliminations	111	--	111
Total	$656	$686	$1,342

The above tables exclude the expected gain on the sale of the Kansas City facility. Additionally, the tables do not include expense of $400,000 recorded during the first quarter of fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2016	Restructuring Expense	Payments	Adjustments	Balance as of September 30, 2016

Severance and termination benefits	$--	$165	$(67)	$--	$98
Lease obligation	--	213	--	--	213
Other	--	5	--	--	5
Total	$--	$383	$(67)	$--	$316

The above table does not include fixed asset impairment expense of $273,000 recorded in the first three months of fiscal 2017.

Refer to Note 13 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

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

	Three Months Ended
	September 30
	2016	2015
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	32.0%	35.6%
Uncertain tax positions	(1.3)	(0.3)
Deferred tax asset adjustment	(6.7)	--
Other	(0.8)	(0.4)
Effective tax rate	23.2%	34.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended September 30
	2016	2015

Lighting Segment	$60,370	$59,075
Graphics Segment	18,894	22,330
Technology Segment	4,895	4,520
	$84,159	$85,925

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended September 30
	2016	2015

Lighting Segment	$2,791	$5,682
Graphics Segment	1,017	2,234
Technology Segment	728	1,267
Corporate and Eliminations	(3,470)	(3,420)
	$1,066	$5,763

Summary Comments

Fiscal 2017 first quarter net sales of $84,159,000 decreased $1.8 million or 2.1% as compared to first quarter fiscal 2016. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $1.3 million or 2.2%) and increased net sales of the Technology Segment (up $0.4 million or 8.3%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $3.4 million or 15.4%).

Fiscal 2017 first quarter operating income of $1,066,000 decreased $4.7 million from operating income of $5,763,000 in the first quarter of fiscal 2017. The $4.7 million decrease was the net result of decreased net sales, decreased gross profit, an increase in selling and administrative expenses, and restructuring, plant closure costs, and related inventory write-downs of $1,056,000 in fiscal 2017 with no comparable costs in fiscal 2016.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs, along with severance costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	First Quarter
	FY 2017	FY 2016
Reconciliation of operating income to adjusted operating income:

Operating income as reported	$1,066	$5,763

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	1,056	--

Adjustment for other severance costs	145	--

Adjusted Operating Income	$2,267	$5,763

(in thousands, except per share data; unaudited)	First Quarter
			Diluted		Diluted
	FY 2017		EPS	FY 2016	EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$829		$0.03	$3,750	$0.15

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	695	(1)	0.03	--	--

Adjustment for other severance costs, inclusive of the income tax effect	97	(2)	--	--	--

Adjusted net income and earnings per share	$1,621		$0.06	$3,750	$0.15

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 361

(2) 48

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Lighting Segment

(in thousands)	Three Months Ended September 30
	2016	2015

Net Sales	$60,370	$59,075
Gross Profit	$14,591	$15,672
Operating Income	$2,791	$5,682

Lighting Segment net sales of $60,370,000 in the first quarter of fiscal 2017 increased 2.2% from fiscal 2016 same period net sales of $59,075,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $43.1 million in the first quarter of fiscal 2017, representing a $5.8 million or 15.4% increase from fiscal 2016 first quarter net sales of solid-state LED light fixtures of $37.4 million. Light fixtures having solid-state LED technology represent 71.5% of total Lighting Segment net sales in the first quarter of FY 2017 compared to 63.3% of total Lighting Segment net sales in the first quarter of FY 2016. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2016 to fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2017	FY 2016	% Change

First Quarter	$43,146	$37,393	15.4%
Second Quarter		41,612
First Half		79,005
Third Quarter		33,670
Nine Months		112,675
Fourth Quarter		42,810
Full Year		$155,485

Gross profit of $14,591,000 in the first quarter of fiscal 2017 decreased $1.1 million or 6.9% from the same period of fiscal 2016, and decreased from 26.3% to 23.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $691,000 in fiscal 2017 with no comparable costs in fiscal 2016. The remaining $0.4 million decrease in amount of gross profit is due to the net effect of increased net product sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, the rising cost of steel, competitive pricing pressures, product mix, and decreased freight costs as a percentage of net sales primarily due to initiatives to lower freight rates. Also contributing to the net change in gross profit is decreased employee compensation and wage expense ($0.3 million), increased repairs and maintenance ($0.2 million), increased outside service expense ($0.2 million), increased depreciation expense ($0.1 million), increased rent expense ($0.1 million), increased warranty expense ($0.1 million), and increased customer relations expense ($0.2 million).

Selling and administrative expenses of $11,800,000 in the first quarter of fiscal year 2017 increased $1.8 million or 18.1% from the same period of fiscal 2016 primarily as the result of increased employee compensation and benefits expense mainly related to investments in the Company’s sales force ($0.5 million), increased research and development expense ($0.1 million), increased commission expense ($0.6 million), and use tax recorded on current and prior year purchases as a result of a use tax audit conducted at the Company’s Blue Ash, Ohio facility ($0.2 million).

The Lighting Segment first quarter fiscal 2017 operating income of $2,791,000 decreased $2.9 million or 50.9% from operating income of $5,682,000 in the same period of fiscal 2016. This decrease of $2.9 million was primarily the net result of increased net sales, a reduction in gross profit, increased selling and administrative expenses, and restructuring, plant closure costs, and related inventory write-downs of $0.7 million with no comparable cost in fiscal 2016.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2016	2015

Net Sales	$18,894	$22,330
Gross Profit	$4,440	$5,555
Operating Income	$1,017	$2,234

Graphics Segment net sales of $18,894,000 in the first quarter of fiscal 2017 decreased $3.4 million or 15.4% from fiscal 2016 same period net sales of $22,330,000. The $3.4 million decrease in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($1.9 million decrease), sales to the retail grocery market ($0.4 million decrease), sales to the quick-service restaurant market ($0.2 million increase), and sales to national retail drug store market ($1.3 million decrease).

Gross profit of $4,440,000 in the first quarter of fiscal 2017 decreased $1.1 million or 20.1% from the same period of fiscal 2016. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 24.4% in the first quarter of fiscal 2016 to 23.3% in the first quarter of fiscal 2017. The change in amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $2.1 million or 11.9%), a drop in installation sales (down $1.8 million or 47.1%), offset by a slight improvement in gross margin on installation sales, decreased shipping and handling cost as a percentage of shipping and handling sales, decreased supplies expense ($0.1 million), increased depreciation expense ($0.1 million), and decreased warranty expense ($0.1 million).

Selling and administrative expenses of $3,423,000 in the first quarter of fiscal 2017 increased $0.1 million or 3.1% from the same period of fiscal 2016 primarily as a result of the net effect of decreased employee and compensation expense ($0.2 million), increased outside service expense ($0.1 million), increased supplies expense ($0.1 million), and increased travel and entertainment expense ($0.1 million).

The Graphics Segment first quarter fiscal 2017 operating income of $1,017,000 decreased $1.2 million from operating income of $2,234,000 in the same period of fiscal 2016. The decrease of $1.2 million was primarily the net result of decreased net sales, decreased gross profit and decreased gross margin as a percentage of sales, and increased selling and administrative expenses.

Technology Segment

(In thousands)	Three Months Ended
	September 30
	2016	2015

Net Sales	$4,895	$4,520
Gross Profit	$1,727	$2,180
Operating Income	$728	$1,267

Technology Segment customer net sales of $4,895,000 in the first quarter of fiscal 2017 increased 8.3% from fiscal 2016 same period net sales of $4,520,000. The $0.4 million increase in Technology Segment net sales is primarily the net result of a $0.7 million increase in sales to the transportation market, partially offset by a $0.3 million decrease in net sales to various other markets. While customer net sales increased, the Technology inter-segment sales decreased $0.6 million or 6.4% and more than offset the increase in net customer sales. While the Technology Segment’s intercompany sales decreased, the support of electronic circuit boards and lighting control systems to the Lighting Segment continues to be core to the strategic growth of the Company.

Gross profit of $1,727,000 in the first quarter of fiscal 2017 decreased $0.5 million or 20.8% from the same period in fiscal 2016, and decreased from 15.7% to 12.6% as a percentage of net sales (customer plus inter-segment net sales). The Company incurred restructuring charges of $0.3 million related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. The remaining $0.2 million decrease in amount of gross profit is due to the net effect of increased customer net sales, decreased inter-segment net sales, increased supplies expense ($0.1 million), increased employee compensation and benefits expense ($0.2 million), and decreased outside service expense ($0.1 million).

Selling and administrative expenses of $966,000 in the first quarter of fiscal 2017 increased $0.1 million or 5.8% from $913,000 in the same period in fiscal 2016. The Company incurred $33,000 in restructuring costs related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. The remaining $0.1 million increase in selling and administrative expenses is the net result of decreased research and development expenses ($0.1 million), increased employee and compensation expense ($0.1 million), and several small net increases in various other expenses ($0.1 million).

The Technology Segment first quarter fiscal 2017 operating income of $728,000 decreased $0.5 million from operating income of $1,267,000 in the same period of fiscal 2016. The $0.5 million decrease in operating income was the net result of increased net customer sales, decreased inter-segment net sales, restructuring costs, decreased gross profit, and increased selling and administrative expense.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2016	2015

Gross Profit (Loss)	$77	$(58)
Operating (Loss)	$(3,470)	$(3,420)

The gross profit or loss relates to the elimination of intercompany profit in inventory.

Administrative expenses of $3,547,000 in the first quarter of fiscal 2017 increased $0.2 million or 5.5% from the same period of the prior year. In fiscal 2017, the Company incurred $0.1 million in restructuring expenses related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. These restructuring expenses were primarily for severance costs for employees located in the Beaverton, Oregon facility that were previously included in corporate research and development expenses. The remaining change is primarily the net result of a decrease in employee compensation and benefit expense ($0.1 million), an increase in telephone expense ($0.1 million), a decrease in outside service expense ($0.2 million), and an increase in research and development spending ($0.1 million).

Consolidated Results

The Company reported $14,000 net interest income in the first quarter of fiscal 2017 compared to no net interest expense in the first quarter of fiscal 2016. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. In the first quarter of fiscal 2017, the interest income earned on invested cash more than offset the commitment fees paid on the Company’s unused line of credit whereas in the first quarter of fiscal 2016, the same commitment fees were equally offset by interest income earned on invested cash.

The $251,000 income tax expense in the first quarter of fiscal 2017 represents a consolidated effective tax rate of 23.2%. This the net result of an income tax rate of 32.0% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, and by a favorable adjustment to a deferred tax asset. The $2,013,000 income tax expense in the first quarter of fiscal 2016 represents a consolidated effective tax rate of 34.9%. This is the net result of an income tax rate of 35.6% influenced by certain permanent book-tax differences and by a benefit related to uncertain income tax positions.

The Company reported net income of $829,000 in the first quarter of fiscal 2017 as compared to net income of $3,750,000 in the same period of the prior year. The $2,921,000 decrease in net income in the first quarter of fiscal 2017 as compared to fiscal 2016 is primarily the net result of decreased net sales, decreased gross profit, increased operating expenses, restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2016, and lower income tax expense in fiscal 2017 compared to fiscal 2016. Diluted earnings per share of $0.03 were reported in the first quarter of fiscal 2017 as compared to $0.15 diluted earnings per share in the same period of fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2017 were 25,912,000 shares as compared to 25,194,000 shares in the same period last year.

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

At September 30, 2016, the Company had working capital of $89.2 million, compared to $88.5 million at June 30, 2016. The ratio of current assets to current liabilities was 3.56 to 1 as compared to a ratio of 3.26 to 1 at June 30, 2016. The $0.7 million increase in working capital from June 30, 2016 to September 30, 2016 was primarily related to the net effect of decreased cash and cash equivalents ($3.1 million), decreased net accounts receivable ($0.7 million), decreased net inventory ($0.5 million), a decrease in accrued expenses ($4.8 million), an increase in other current assets ($0.7 million), and an increase in accounts payable ($0.4 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $0.3 million of cash from operating activities in the first quarter of fiscal 2017 as compared to $3.0 million in the same period of the prior year. This $2.6 million decrease in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in net accounts receivable (favorable change of $3.5 million), a smaller increase in accounts payable (unfavorable change of $0.1 million), a smaller increase in customer prepayments (unfavorable change of $0.2 million), a decrease rather than an increase in inventory (favorable change of $2.2 million), a larger decrease in accrued expenses and other (unfavorable change of $5.2 million), no change as compared to a decrease in refundable income taxes (unfavorable change of $0.1 million), a greater increase in net deferred tax assets (unfavorable change of $0.4 million), an increase in depreciation and amortization expense (favorable change of $0.3 million), a fixed asset impairment with no comparable event in the first quarter of fiscal 2016 (favorable change of $0.3 million) and a decrease in net income (unfavorable change of $2.9 million).

Net accounts receivable were $46.2 million and $47.0 million at September 30, 2016 and June 30, 2016, respectively. DSO remained constant at September 30, 2016 compared to June 30, 2016 at 47 days. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.6 million at September 30, 2016 decreased $0.5 million from $44.1 million at June 30, 2016. The decrease of $0.5 million is the result of a decrease in gross inventory of $0.2 million and an increase in obsolescence reserves of $0.4 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2017 in the Graphics Segment of approximately $0.5 million and in the Technology Segment of approximately $0.4 million. There was a decrease in net inventory in the Lighting Segment of $1.6 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2019. As of October 24, 2016, $0.4 million of the $30 million line of credit has been reserved for a standby line of credit with a foreign supplier. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2017 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $2.0 million related to investing activities in the first quarter of fiscal 2017 as compared to a use of $1.4 million in the same period of the prior year, resulting in an unfavorable change of $0.6 million. Capital expenditures for the first quarter of fiscal 2017 increased $0.6 million to $2.0 million from the same period in fiscal 2016. The largest components of the fiscal 2017 capital expenditures are equipment and building improvements related to the Company’s Lighting and Graphics Segments and computer hardware related to Corporate Administration.

The Company used $1.5 million of cash related to financing activities in the first quarter of fiscal 2017 compared to a source of cash of $0.4 million in the first quarter of fiscal 2016. The $1.9 million unfavorable change in cash flow was the net result of an increase in dividends paid to shareholders (unfavorable change of $0.5 million), a decrease in the exercise of stock options in the first quarter of fiscal 2017 (unfavorable change of $1.3 million), and an increase in the purchase of treasury shares (unfavorable change of $0.1 million).

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

Cash Dividends

In October 2016, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 15, 2016 to shareholders of record as of November 7, 2016. The indicated annual cash dividend rate for fiscal 2017 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

The Company has five sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting, and commissioning of lighting controls; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

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

Inventory Reserves

The Company maintains an inventory reserve for probable obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.  Management values inventory at lower of cost or market.

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

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This amendment provides additional guidance on the measurement of expected credit losses for financial assets based on historical experience, current conditions, and supportable forecasts. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2019, or the Company’s fiscal year 2021. The Company is evaluating the impact of the amended guidance and the anticipated impact to the financial statements is not material.

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides cash flow classification guidance for certain cash receipts and cash payments. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company is evaluating the impact the amended guidance will have on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2016.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/16 to 7/31/16	1,390	11.49	1,390	(1)
8/1/16 to 8/31/16	31,118	9.78	31,118	(1)
9/1/16 to 9/30/16	2,079	11.34	2,079	(1)
Total	34,587	9.94	34,587	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2016, the Plan held 258,699 common shares of the Company and had distributed 285,238 common shares.

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
November 4, 2016