Form 10-Q
period 2016-12-31
LSI INDUSTRIES INC
filed 2017-02-03
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016.

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

As of January 27, 2017 there were 25,056,164 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2016	2015	2016	2015

Net sales	$85,658	$84,687	$169,817	$170,612

Cost of products and services sold	63,611	60,761	126,432	123,337

Restructuring costs	640	--	1,143	--

Gross profit	21,407	23,926	42,242	47,275

Restructuring costs	57	--	210	--

Selling and administrative expenses	18,532	18,546	38,148	36,132

Operating income	2,818	5,380	3,884	11,143

Interest (income)	(28)	(17)	(55)	(25)

Interest expense	8	9	21	17

Income before income taxes	2,838	5,388	3,918	11,151

Income tax expense	832	1,606	1,083	3,619

Net income	$2,006	$3,782	$2,835	$7,532

Earnings per common share (see Note 4)
Basic	$0.08	$0.15	$0.11	$0.30
Diluted	$0.08	$0.15	$0.11	$0.30

Weighted average common shares outstanding
Basic	25,314	24,911	25,294	24,838
Diluted	25,803	25,624	25,859	25,405

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31,	June 30,
	2016	2016

ASSETS

Current Assets

Cash and cash equivalents	$33,023	$33,835

Accounts receivable, less allowance for doubtful accounts of $381 and $226, respectively	49,541	46,975

Inventories	42,404	44,141

Assets held for sale	3,176	--

Other current assets	2,996	2,792

Total current assets	131,140	127,743

Property, Plant and Equipment, at cost
Land	6,422	6,978
Buildings	34,654	39,317
Machinery and equipment	78,908	82,628
Construction in progress	1,697	838
	121,681	129,761
Less accumulated depreciation	(78,255)	(82,299)
Net property, plant and equipment	43,426	47,462

Goodwill	10,508	10,508

Other Intangible Assets, net	5,378	5,586

Other Long-Term Assets, net	5,384	4,261

Total assets	$195,836	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2016	2016

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,917	$13,892
Accrued expenses	22,980	25,341

Total current liabilities	36,897	39,233

Other Long-Term Liabilities	1,119	807

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,021,703 and 24,982,219 shares, respectively	115,631	113,653
Retained earnings	42,189	41,867

Total shareholders’ equity	157,820	155,520

Total liabilities & shareholders’ equity	$195,836	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended
	December 31
	2016	2015
Cash Flows from Operating Activities
Net income	$2,835	$7,532
Non-cash items included in net income
Depreciation and amortization	3,605	3,174
Deferred income taxes	(962)	(448)
Deferred compensation plan	237	310
Stock compensation expense	1,688	2,150
Issuance of common shares as compensation	228	113
Loss on disposition of fixed assets	53	1
Fixed asset impairment and accelerated depreciation	354	--
Allowance for doubtful accounts	205	131
Inventory obsolescence reserve	758	699

Changes in certain assets and liabilities:
Accounts receivable	(2,771)	387
Inventories	979	(3,480)
Refundable income taxes	--	(475)
Accounts payable	(176)	(5,962)
Accrued expenses and other	(2,630)	920
Customer prepayments	216	438
Net cash flows provided by operating activities	4,619	5,490

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,744)	(3,384)
Proceeds from sale of fixed assets	1	4
Net cash flows (used in) investing activities	(2,743)	(3,380)

Cash Flows from Financing Activities
Cash dividends paid	(2,513)	(1,721)
Exercise of stock options	171	2,195
Purchase of treasury shares	(390)	(277)
Issuance of treasury shares	44	47
Net cash flows provided by (used in) financing activities	(2,688)	244

Increase (decrease) in cash and cash equivalents	(812)	2,354

Cash and cash equivalents at beginning of period	33,835	26,409

Cash and cash equivalents at end of period	$33,023	$28,763

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2016, the results of its operations for the three and six month periods ended December 31, 2016 and 2015, and its cash flows for the six month periods ended December 31, 2016 and 2015. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2016 Annual Report on Form 10-K.  Financial information as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements.

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

Service revenue from integrated design, project and construction management, and site permitting is recognized when all products at a customer site have been installed.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31,	June 30,
	2016	2016

Accounts receivable	$49,922	$47,201
Less: Allowance for doubtful accounts	(381)	(226)
Accounts receivable, net	$49,541	$46,975

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of December 31, 2016 and June 30, 2016, the Company had bank balances of $35,995,000 and $37,883,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

The Company maintains an inventory reserve for obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.

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

The Company recorded $1,669,000 and $1,471,000 of depreciation expense in the second quarter of fiscal 2017 and 2016, respectively, and $3,397,000 and $2,921,000 of depreciation expense in the first half of fiscal 2017 and 2016, respectively.

The Company is in the process of selling the facilities and certain machinery and equipment in Kansas City, Kansas and in Woonsocket, Rhode Island. Both of the facilities are expected to be sold at a gain. The facilities and machinery and equipment have been separately disclosed on the balance sheet as assets held for sale as of December 31, 2016. Assets held for sale were $1,713,000 in the Lighting segment and $1,463,000 in the Graphics segment as of December 31, 2016. Refer to Note 14 for more information regarding the closure of these facilities.

Goodwill and Intangible Assets:

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, accounts receivable, accounts payable, and on occasion, long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses, in the purchase price of acquired companies (if any), and in the valuation of the contingent earn-out. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

Product Warranties:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2016	2015	2016

Balance at beginning of the period	$5,069	$3,408	$3,408
Additions charged to expense	2,243	2,259	5,069
Deductions for repairs and Replacements	(1,351)	(1,357)	(3,408)
Balance at end of the period	$5,961	$4,310	$5,069

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs.   The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,269,000 and $1,320,000 for the three months ended December 31, 2016 and 2015, respectively, and $2,670,000 and $2,631,000 for the six months ended December 31, 2016 and 2015, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 787,000 and 987,000 shares for the three month ended December 31, 2016 and 2015, respectively, and 852,000 shares and 836,000 shares for the six months ended December 31, 2016 and 2015, respectively. See further discussion of earnings per share in Note 4.

Income Taxes:

The Company accounts for income taxes in accordance with the accounting standards for income taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets.

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely unaffected by the new standard. However, certain product sales require installation and revenue is currently not recognized until the installation is complete. The Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, however, the timing of sales on certain projects may be affected. The Company has not yet quantified this potential impact.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and the Company has chosen to adopt the standard retrospectively as of June 30, 2016. As a result, prior periods have been adjusted to reflect this change. This update affected the presentation, but not the measurement of deferred tax liabilities and assets.

Comprehensive Income:

The Company does not have any comprehensive income items other than net income.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements.

Reclassifications:

Certain prior year balance sheet amounts have been reclassified to conform to new accounting guidance on balance sheet classification of deferred taxes. These reclassifications have no impact on net income, earnings per share, or operating cash flows.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

LED video screens that were previously reported in the Technology Segment in prior years’ results have been reclassified to the Graphics Segment. The movement of the LED video screen product line was the result of a change in management responsibility of this product line to the Graphics Segment president during the first quarter of fiscal 2017. This movement aligns the product line with other digital visual image elements sold to graphics customers and is consistent with how the Company’s CODM manages the business. The movement of the video screen product line resulted in a reclassification of $76,000 of operating loss from the Technology Segment to the Graphics Segment in the second quarter of fiscal 2016, and $3,000 of operating loss in the first half of fiscal 2016. The Company deemed that distribution channels and corresponding projected future cash flows that support a customer relationship intangible asset related to the LED video screen product line are adequate to support the asset. The net book value of the asset is $492,000 as of December 31, 2016 and future cash flows generated from this asset will continue to be monitored in future quarters.

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

The Company’s corporate administration activities are reported in the Corporate and Eliminations line item.  These activities primarily include intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income tax assets.

There was no concentration of consolidated net sales in the three and six months ended December 31, 2016 or in the three months ended December 31, 2015. The Company’s Lighting Segment and Graphics Segment net sales to a petroleum / convenience store customer represented approximately $17,045,000 or 10% of consolidated net sales in the six months ended December 31, 2015. There was no concentration of accounts receivable at December 31, 2016 or June 30, 2016.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2016	2015	2016	2015
Net Sales:
Lighting Segment	$60,169	$59,601	$120,539	$118,676
Graphics Segment	20,582	21,206	39,476	43,536
Technology Segment	4,907	3,880	9,802	8,400
	$85,658	$84,687	$169,817	$170,612

Operating Income (Loss):
Lighting Segment	$2,738	$5,182	$5,529	$10,864
Graphics Segment	1,174	1,959	2,191	4,193
Technology Segment	924	1,069	1,652	2,336
Corporate and Eliminations	(2,018)	(2,830)	(5,488)	(6,250)
	$2,818	$5,380	$3,884	$11,143

Capital Expenditures:
Lighting Segment	$183	$1,160	$1,267	$1,849
Graphics Segment	459	604	825	1,192
Technology Segment	22	108	34	141
Corporate and Eliminations	120	150	618	202
	$784	$2,022	$2,744	$3,384

Depreciation and Amortization:
Lighting Segment	$791	$717	$1,638	$1,422
Graphics Segment	376	237	736	471
Technology Segment	324	340	669	676
Corporate and Eliminations	279	304	562	605
	$1,770	$1,598	$3,605	$3,174

	December 31, 2016	June 30, 2016
Identifiable Assets:
Lighting Segment	$91,010	$95,168
Graphics Segment	36,888	33,490
Technology Segment	28,206	28,348
Corporate and Eliminations	39,732	38,554
	$195,836	$195,560

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2016	2015	2016	2015

Lighting Segment inter-segment net sales	$713	$814	$1,487	$1,428

Graphics Segment inter-segment net sales	$680	$562	$812	$1,006

Technology inter-segment net sales	$8,346	$8,932	$17,131	$18,316

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015

BASIC EARNINGS PER SHARE

Net income	$2,006	$3,782	$2,835	$7,532

Weighted average shares outstanding during the period, net of treasury shares (a)	25,016	24,637	25,007	24,569
Weighted average vested restricted stock units outstanding	37	25	37	26
Weighted average shares outstanding in the Deferred Compensation Plan during the period	261	249	250	243
Weighted average shares outstanding	25,314	24,911	25,294	24,838

Basic earnings per share	$0.08	$0.15	$0.11	$0.30

DILUTED EARNINGS PER SHARE

Net income	$2,006	$3,782	$2,835	$7,532

Weighted average shares outstanding

Basic	25,314	24,911	25,294	24,838

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	489	713	565	567

Weighted average shares outstanding (c)	25,803	25,624	25,859	25,405

Diluted earnings per share	$0.08	$0.15	$0.11	$0.30

(a)	Includes shares accounted for like treasury stock included in the Company’s non-qualified deferred compensation plan. (See Note 10.)

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,682,270 common shares and 1,115,250 common shares at December 31, 2016 and 2015, respectively, and options to purchase 1,626,770 common shares and 1,506,800 common shares at December 31, 2016 and 2015, respectively were not included in the computation of the three month and six month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2016	2016

Inventories:
Raw materials	$27,638	$28,979
Work-in-process	4,108	4,418
Finished goods	10,658	10,744
Total Inventories	$42,404	$44,141

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2016	2016

Accrued Expenses:
Compensation and benefits	$7,494	$11,983
Customer prepayments	1,269	1,053
Accrued sales commissions	2,695	2,792
Accrued warranty	5,961	5,069
Other accrued expenses	5,561	4,444
Total Accrued Expenses	$22,980	$25,341

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of goodwill and intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing.  The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to operating results, forecasts, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology
	Segment	Segment	Segment	Total
Balance as of June 30, 2016
Goodwill	$34,913	$28,690	$11,621	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of June 30, 2016	$135	$1,165	$9,208	$10,508

Balance as of December 31, 2016
Goodwill	$34,913	28,690	11,621	75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of December 31, 2016	$135	$1,165	$9,208	$10,508

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2016
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,727	$1,589
Patents	338	172	166
LED technology firmware, software	11,228	11,027	201
Trade name	460	460	--
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	22,052	20,096	1,956

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$20,096	$5,378

	June 30, 2016
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,581	$1,735
Patents	338	154	184
LED technology firmware, software	11,228	10,989	239
Trade name	460	460	--
Non-compete agreements	710	704	6
Total Amortized Intangible Assets	22,052	19,888	2,164

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,888	$5,586

(In thousands)	Amortization Expense of Other Intangible Assets

	December 31, 2016	December 31, 2015

Three Months Ended	$101	$127
Six Months Ended	$208	$253

The Company expects to record annual amortization expense as follows:

(In thousands)

2017	$419
2018	$401
2019	$401
2020	$327
2021	$323
After 2021	$293

NOTE 8  -  REVOLVING LINE OF CREDIT

In March 2016, the Company renewed its $30 million unsecured revolving credit line. The line of credit expires in the third quarter of fiscal 2019. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 150 and 190 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility.  The fee on the unused balance of the $30 million committed line of credit is 12.5 basis points.  Under the terms of this credit facility, the Company has agreed to a negative pledge of assets and is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and limit the ratio of indebtedness to EBITDA. There are no borrowings against the line of credit as of December 31, 2016.

The Company is in compliance with all of its loan covenants as of December 31, 2016.

NOTE 9 -  CASH DIVIDENDS

The Company paid cash dividends of $2,513,000 and $1,721,000 in the six months ended December 31, 2016 and 2015, respectively. Dividends on restricted stock units in the amount of $19,826 and $4,690 were accrued as of December 31, 2016 and 2015, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 14, 2017 to shareholders of record as of February 6, 2017. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The Company’s shareholders approved an amendment to the 2012 Stock Incentive Plan that added 1,600,000 shares to the plan and implemented the use of a fungible share ratio that consumes 2.5 available shares for every 1 full value share awarded by the Company as stock compensation. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,364,601 shares, all of which were available for future grant or award as of December 31, 2016.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSU’s”) were awarded during the six months ended December 31, 2016. As of December 31, 2016, a total of 3,625,372 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,700,025 options for common shares were vested and exercisable.  As of December 31, 2016, the approximate unvested stock option expense that will be recorded as expense in future periods is $2,622,788.  The weighted average time over which this expense will be recorded is approximately 27 months. Additionally, as of December 31, 2016, a total of 118,575 RSU’s were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSU’s is $608,468. The weighted average time over which this expense will be recorded is approximately 33 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015

Dividend yield	2.07%	1.33%	1.81%	1.28%
Expected volatility	41%	43%	43%	44%
Risk-free interest rate	2.06%	1.38%	1.00%	1.67%
Expected life (in years)	6.0	6.0	6.0	6.0

At December 31, 2016, the 834,320 options granted during the first six months of fiscal 2017 to employees had exercise prices ranging from $9.65 to $11.06 per share, fair values ranging from of $3.29 to $3.83 per share, and remaining contractual lives of between 9.5 and 10 years.

At December 31, 2015, the 1,016,800 options granted during the first six months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $11.82 per share, fair values ranging from of $3.28 to $4.48 per share, and remaining contractual lives of between 9.5 and 9.9 years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.51% forfeiture rate effective October 1, 2016. Previous estimated forfeiture rates were between 2.0% and 3.4% between the periods January 1, 2013 through September 30, 2016. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded a reduction of expense of $142,434 in the three months ended December 31, 2016 and recorded $342,134 of expense in the three months ended December 31, 2015, related to stock options. The reduction of stock option expense in the three months ended December 31, 2016 was the result of expectations that the performance criteria related to incentive based options will not be met. The Company recorded $1,296,009 and $1,830,707 of expense related to stock options in the six months ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, the Company had 3,159,692 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.92 per share, an aggregate intrinsic value of $4,620,655 and weighted average remaining contractual terms of 6.7 years.

Information related to all stock options for the six months ended December 31, 2016 and 2015 is shown in the following tables:

	Six Months Ended December 31, 2016
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	834,320	$11.05
Forfeitures	(147,375)	$16.03
Exercised	(38,063)	$7.75

Outstanding at 12/31/16	3,625,372	$9.18	7.1	$4,648,729

Exercisable at 12/31/16	1,700,025	$8.73	5.1	$3,216,899

	Six Months Ended December 31, 2015
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,016,800	$9.38
Forfeitures	(55,050)	$11.65
Exercised	(298,724)	$7.20

Outstanding at 12/31/15	3,340,462	$9.11	6.8	$12,661,470

Exercisable at 12/31/15	1,628,976	$9.95	4.5	$6,032,985

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	1,663,505	$3.39
Granted	834,320	$3.83
Vested	(546,978)	$3.25
Forfeited	(25,500)	$3.50
Unvested at December 31, 2016	1,925,347	$3.62

The weighted average grant date fair value of options granted during the six month periods ended December 31, 2016 and 2015 was $3.83 and $3.63, respectively. The aggregate intrinsic value of options exercised during the six months ended December 31, 2016 and 2015 was $99,883 and $852,596, respectively. The aggregate grant date fair value of options that vested during the six months ended December 31, 2016 and 2015 was $1,779,490 and $1,035,041, respectively. The Company received $295,030 and $2,149,606 of cash from employees who exercised options in the six month periods ended December 31, 2016 and 2015, respectively. In the first six months of fiscal 2017 the Company recorded $95,443 as a reduction of federal income taxes payable, $124,056 as a decrease in common stock, $22,073 as a reduction of income tax expense, and $197,427 as a reduction of the deferred tax asset related to the issuance of RSU’s and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first six months of fiscal 2016 the Company recorded $300,868 as a reduction of federal income taxes payable, $46,066 as an increase in common stock, $84,781 as a reduction of income tax expense, and $170,021 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 71,700 restricted stock units with a fair value of $11.06 per share were awarded to employees during the six months ended December 31, 2016. A total of 72,000 RSU’s with a fair value of $9.39 per share were awarded to employees during the six months ended December 31, 2015. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSU’s were awarded. The RSU’s have a four year ratable vesting period. The RSU’s are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSU’s in the amount of $19,826 and $4,690 were accrued as of December 31, 2016 and 2015, respectively. Accrued dividends are paid to the holder upon vesting of the RSU’s and issuance of shares.

The following table presents information related to RSU’s:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	62,500	$9.39
Awarded	71,700	$11.06
Shares Issued	(15,625)	$9.39
Unvested at December 31, 2016	118,575	$10.40

As of December 31, 2016, the 118,575 RSU’s had a remaining contractual life of between 2.5 and 3.5 years. Of the 118,575 RSU’s outstanding as of December 31, 2016, 114,531 are vested or expected to vest in the future. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the RSU’s. The Company recorded $89,896 and $392,197 of expense related to RSU’s in the three and six month periods ended December 31, 2016, respectively.

As of December 31, 2015, the 67,000 outstanding RSU's had a remaining contractual life of 3.5 years. Of the 67,000 RSU’s outstanding as of December 31, 2015, 64,434 were expected to vest. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the RSU’s. The Company recorded $33,276 and $319,533 of expense related to RSU’s in the three and six month periods ended December 31, 2015, respectively.

Director and Employee Stock Compensation Awards

The Company awarded a total of 21,199 and 12,590 common shares in the six months ended December 31, 2016 and 2015, respectively, as stock compensation awards. These common shares were valued at their approximate $228,000 and $113,400 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of December 31, 2016, there were 30 participants, all with fully vested account balances. A total of 263,506 common shares with a cost of $2,514,106, and 228,103 common shares with a cost of $2,167,717 were held in the plan as of December 31, 2016 and June 30, 2016, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company used approximately $390,288 and $276,800 to purchase 39,487 and 29,021 common shares of the Company in the open stock market during the six months ended December 31, 2016 and 2015, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2017, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 45,000 to 50,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2016	2015
Cash payments:
Interest	$21	$23
Income taxes	$2,381	$4,650

Issuance of common shares as compensation	$228	$113

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2016, there were no standby letter of credit agreements.

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $173,000 and $223,000 in the six months ended December 31, 2016 and 2015, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2016	2015	2016

Balance at beginning of the period	$39	$379	$379
Accrual of expense	173	223	469
Payments	(205)	(314)	(742)
Adjustments	--	(58)	(67)
Balance at end of the period	$7	$230	$39

NOTE 14 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Total restructuring costs related to the closure of the Kansas City facility are expected to be approximately $900,000. These costs primarily include employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $400,000 recorded in the first quarter of fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owns the facility in Kansas City and expects to realize a gain when the facility is sold. The facility is presented on the balance sheet as an asset held for sale.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $362,000 were recorded in the first half of fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owns the facility in Woonsocket and expects to realize a gain when the facility is sold. The facility is presented on the balance sheet as an asset held for sale. Total restructuring costs related to the consolidation of the Woonsocket facility are expected to be approximately $300,000. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs.

The following table presents information about restructuring costs for the periods indicated:

	Three	Six Months	Total Expected	Total
	Months Ended	Ended	to be Recognized	Fiscal 2017
(In thousands)	December 31,	December 31,	in Remainder of	Restructuring
	2016	2016	Fiscal 2017	Expenses

Severance and other termination benefits	$526	$691	$77	$768
Lease obligation	--	213	--	213
Impairment of fixed assets and accelerated depreciation	80	353	--	353
Other	91	96	132	228
Total	$697	$1,353	$209	$1,562

Impairment and accelerated depreciation expense of $353,000 was recorded in the first half of fiscal 2017 related to machinery and equipment at the Kansas City and Beaverton facilities. There was no impairment expense related to the closure of the Woonsocket facility. Of the $353,000 of impairment and accelerated depreciation expense, $322,000 was recorded in the Lighting Segment and $31,000 was recorded in the Technology Segment. The fair value of the equipment evaluated for impairment was determined by comparing the future undiscounted cash flows to the carrying value of the assets. The future cash flows are from the remaining use of the assets as well as the cash flows expected to result from the future sale of the assets.

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Six Months Ended
(In thousands)	December 31	December 31
	2016	2016

Cost of Goods Sold	$640	$1,143
Operating Expenses	57	210
Total	$697	$1,353

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Six Months	Total Expected	Total
	Months Ended	Ended	to be Recognized	Fiscal 2017
(In thousands)	December 31,	December 31,	In Remainder of	Restructuring
	2016	2016	Fiscal 2017	Expenses

Lighting Segment	$479	$770	$130	$900
Graphics Segment	221	221	79	300
Technology Segment	(3)	251	--	251
Corporate and Eliminations	--	111	--	111
Total	$697	$1,353	$209	$1,562

The above tables exclude the expected gain on the sale of the Kansas City and Woonsocket facilities. Additionally, the above tables do not include expense of $400,000 recorded during the first quarter of fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2016	Restructuring Expense	Payments	Adjustments	Balance as of December 31, 2016

Severance and termination benefits	$--	$691	$(306)	$(3)	$382
Lease obligation	--	213	(43)	--	170
Other	--	96	(90)	--	6
Total	$--	$1,000	$(439)	$(3)	$558

The above table does not include fixed asset impairment and accelerated depreciation expense of $353,000 recorded in the first six months of fiscal 2017.

Refer to Note 13 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 15 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income on a periodic basis as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	30.4%	33.3%	30.8%	34.5%
Enactment of tax law changes	--	(2.0)	--	(1.0)
Uncertain tax positions	(0.6)	(0.3)	(0.8)	(0.3)
Deferred tax asset adjustment	--	--	(1.8)	--
Other	(0.5)	(1.2)	(0.6)	(0.7)
Effective tax rate	29.3%	29.8%	27.6%	32.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015

Lighting Segment	$60,169	$59,601	$120,539	$118,676
Graphics Segment	20,582	21,206	39,476	43,536
Technology Segment	4,907	3,880	9,802	8,400
	$85,658	$84,687	$169,817	$170,612

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015

Lighting Segment	$2,738	$5,182	$5,529	$10,864
Graphics Segment	1,174	1,959	2,191	4,193
Technology Segment	924	1,069	1,652	2,336
Corporate and Eliminations	(2,018)	(2,830)	(5,488)	(6,250)
	$2,818	$5,380	$3,884	$11,143

Summary Comments

Fiscal 2017 second quarter net sales of $85,658,000 increased slightly as compared to second quarter fiscal 2016 net sales of $84,687,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $0.6 million or 1.0%) and increased net sales of the Technology Segment (up $1.0 million or 26.5%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $0.6 million or 2.9%).

Fiscal 2017 first half net sales of $169,817,000 decreased $0.8 million or 0.5% as compared to the same period of fiscal 2016. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $1.9 million or 1.6%) and increased net sales of the Technology Segment (up $1.4 million or 16.7%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $4.1 million or 9.3%).

Fiscal 2017 second quarter operating income of $2,818,000 decreased $2.6 million or 48% from operating income of $5,380,000 in the same period of fiscal 2016. The $2.6 million decrease in operating income was the net result of a decrease in gross profit on slightly higher sales year-over-year, similar selling and administrative expenses, and restructuring and plant closure costs of $697,000 in the second quarter of fiscal 2017 with no comparable costs in fiscal 2016. Fiscal 2017 second quarter operating income was favorably impacted by significant adjustments to the Company’s incentive compensation and stock compensation accruals. The adjustments affected fluctuations in employee compensation and benefits expense described below in the discussion of each segment’s results.

Fiscal 2017 first half operating income of $3,884,000 decreased $7.3 million or 65% from operating income of $11,143,000 in the same period of fiscal 2016. The $7.3 million decrease in operating income was the net result of decreased net sales, decreased gross profit, an increase in selling and administrative expenses, and restructuring, plant closure costs, and related inventory write-downs of $1,753,000 with no comparable costs in fiscal 2016. Fiscal 2017 first half operating income was favorably impacted by significant adjustments to the Company’s incentive compensation and stock compensation accruals. The adjustments affected fluctuations in employee compensation and benefits expense described below in the discussion of each segment’s results.

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

(in thousands, unaudited)	Second Quarter
	FY 2017	FY 2016
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$2,818	$5,380

Adjustment for restructuring and plant closure costs	697	--

Adjustment for other severance costs	28	223

Adjusted Operating Income	$3,543	$5,603

(in thousands, except per share data; unaudited)	Second Quarter
			Diluted			Diluted
	FY 2017		EPS	FY 2016		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$2,006		$0.08	$3,782		$0.15

Adjustment for restructuring and plant closure costs, inclusive of the income tax effect	448	(1)	0.02	--		--
Adjustment for severance costs, inclusive of the income tax effect	23	(2)	--	146	(3)	0.01

Adjusted net income and earnings per share	$2,477		$0.10	$3,928		$0.15

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) 249

(2) 5

(3) 77

(in thousands, unaudited)	First Half
	FY 2017	FY 2016
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$3,884	$11,143

Adjustment for restructuring, plant closure costs, and related inventory write-downs	1,753	--

Adjustment for other severance costs	173	223

Adjusted Operating Income	$5,810	$11,366

(in thousands, except per share data; unaudited)	First Half
			Diluted			Diluted
	FY 2017		EPS	FY 2016		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$2,835		$0.11	$7,532		$0.30

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	1,143	(1)	0.04	--		--

Adjustment for other severance costs, Inclusive of the income tax effect	120	(2)	--	146	(3)	0.01

Adjusted net income and earnings per share	$4,098		$0.16	$7,678		$0.30

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) 610

(2) 53

(3) 77

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

Lighting Segment

(In thousands)	Three Months Ended
	December 31

Net Sales	$60,169	$59,601
Gross Profit	$14,570	$15,669
Operating Income	$2,738	$5,182

Lighting Segment net sales of $60,169,000 in the second quarter of fiscal 2017 increased 1.0% from fiscal 2016 same period net sales of $59,601,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $46.1 million in the second quarter of fiscal 2017, representing a $4.5 million or 10.9% increase from fiscal 2016 second quarter net sales of solid-state LED light fixtures of $41.6 million. Net sales of light fixtures having solid-state LED technology accounted for 76.7% of total Lighting Segment net sales in the second quarter of fiscal 2017 compared to 69.8% of total Lighting Segment net sales in the second quarter of fiscal 2016. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from second quarter fiscal 2016 to second quarter fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2017	FY 2016	% Change

First Quarter	$43,146	$37,393	15.4%
Second Quarter	46,137	41,612	10.9%
First Half	$89,283	79,005	13.0%
Third Quarter		33,670
Nine Months		112,675
Fourth Quarter		42,810
Full Year		$155,485

Gross profit of $14,570,000 in the second quarter of fiscal 2017 decreased $1.1 million or 7.0% from the same period of fiscal 2016, and decreased from 25.9% to 23.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $432,000 in the second quarter of fiscal 2017 with no comparable costs in the second quarter of fiscal 2016. The remaining $0.7 million decrease in the amount of gross profit is due to the net effect of increased product sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, and inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities. Also contributing to the change in gross profit is decreased employee compensation and benefits expense ($0.4 million), decreased warranty expense ($0.2 million), increased rent expense ($0.1 million increase), increased depreciation expense ($0.1 million increase), and increased customer relations expense ($0.1 million).

Selling and administrative expenses of $11,832,000 in the second quarter of fiscal 2017 increased $1.3 million or 12.8% from the same period of fiscal 2016. The increase is primarily the net result of increased sales commission expense ($1.3 million increase), decreased research and development expense ($0.1 million), increased bad debt expense ($0.1 million), a loss on the sale of fixed assets ($0.1 million), small net decreases in expense in other categories, and restructuring expenses of $47,000 in the second quarter of fiscal 2017 with no comparable expenses in fiscal 2016.

The Lighting Segment second quarter fiscal 2017 operating income of $2,738,000 decreased $2.4 million or 47% from operating income of $5,182,000 in the same period of fiscal 2016. This decrease of $2.4 million was primarily the net result of increased net sales, a reduction in gross profit, increased selling and administrative expenses, and restructuring and plant closure costs of $479,000 with no comparable costs in fiscal 2016.

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. All operations at the Kansas City facility ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $1.4 million before consideration of the restructuring, inventory write-down costs, and expected gain on the sale of the facility. Realization of such savings is expected to start in the third quarter of fiscal 2017.

Graphics Segment

(In thousands)	Three Months Ended
	December 31
	2016	2015

Net Sales	$20,582	$21,206
Gross Profit	$4,918	$6,298
Operating Income	$1,174	$1,959

Graphics Segment net sales of $20,582,000 in the second quarter of fiscal 2017 decreased $0.6 million or 2.9% from fiscal 2016 same period net sales of $21,206,000. The $0.6 million decrease in Graphics Segment net sales is the net result of sales to the petroleum / convenience store market ($0.3 million net decrease), sales to the retail grocery market ($0.5 million net decrease), sales to the national retail drug store market ($0.5 million decrease), sales to the quick serve restaurant market ($0.3 million net increase), and changes in volume or completion of several other graphics programs ($0.4 million net increase).

Gross profit of $4,918,000 in the second quarter of fiscal 2017 decreased $1.4 million or 21.9% from the same period of fiscal 2016. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) decreased from 28.9% in the second quarter of fiscal 2016 to 23.1% in the second quarter of fiscal 2017. The Company incurred restructuring and plant closure costs of $211,000 in the second quarter of fiscal 2017 with no comparable costs in the prior year. The remaining change in the amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $0.9 million or 5.5%), a slight increase in installation sales (customer plus inter-segment installation sales were up $0.1 million or 2.1%) and a slight increase in the gross profit margin on installation sales, increased shipping and handling costs as a percentage of shipping and handling sales, decreased employee and compensation expense ($0.4 million), increased depreciation expense ($0.1 million), and increased supplies expense ($0.1 million).

Selling and administrative expenses of $3,744,000 in the second quarter of fiscal 2017 decreased $0.6 million or 13.7% from the same period of fiscal 2016 primarily as the net result of decreased employee compensation and benefits expense ($0.8 million), increased convention and shows expense ($0.1 million), and small increases in expense in other categories.

The Graphics Segment second quarter fiscal 2017 operating profit of $1,174,000 decreased $0.8 million or 40% from the same period of fiscal 2016. The $0.8 million decrease from fiscal 2016 was the net result of decreased net sales, decreased gross profit and decreased gross margin as a percentage of sales, decreased selling and administrative expenses, and restructuring and plant closure costs of $221,000 with no comparable costs in fiscal 2016.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $680,000, before consideration of the restructuring costs.

Technology Segment

(In thousands)	Three Months Ended
	December 31
	2016	2015

Net Sales	$4,907	$3,880
Gross Profit	$1,824	$1,997
Operating Income	$924	$1,069

Technology Segment net sales of $4,907,000 in the second quarter of fiscal 2017 increased $1.0 million or 26.5% from fiscal 2016 same period net sales of $3,880,000. The $1.0 million increase in Technology Segment net sales is primarily the net result of a $0.9 million increase in sales to the transportation market, a $0.1 million increase in sales to the medical market, a $0.1 million decrease in sales to the original equipment manufacturing market, and a $0.1 million increase in sales to various other markets. Technology Segment inter-segment sales decreased $0.6 million or 6.6%. While the Technology Segment’s intercompany sales decreased, the support of electronic circuit boards and lighting control systems to the Lighting Segment continues to be core to the strategic growth of the Company.

Gross profit of $1,824,000 in the second quarter of fiscal 2017 decreased $0.2 million or 8.7% from the same period in fiscal 2016, and decreased from 15.6% to 13.8% as a percentage of net sales (customer plus inter-segment net sales). The $0.2 million decrease in gross profit is due to the net effect of increased customer net sales partially offset by decreased inter-segment sales, increased supplies expense ($0.1 million), increased warranty expense ($0.2 million), and decreased outside services expense ($0.1 million).

Selling and administrative expenses of $900,000 in the second quarter of fiscal 2017 decreased 3.0% from fiscal 2016 selling and administrative expenses of $928,000. A decrease in research and development expense of $0.1 million was offset by an increase in outside services expense of $0.1 million.

The Technology Segment second quarter fiscal 2017 operating income of $924,000 decreased $0.1 million or 13.6% from operating income of $1,069,000 in the same period of fiscal 2016. The $0.1 million decrease in operating income was primarily the net result of increased customer net sales more than offset by decreased inter-segment sales, and decreased gross profit.

In September 2016, the Company announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. The consolidation of this facility and net reduction of employment is expected to result in annual cost savings of approximately $450,000. Realization of such savings started in the second quarter of fiscal 2017.

Corporate and Eliminations

(In thousands)	Three Months Ended
	December 31
	2016	2015

Gross Profit (Loss)	$95	$(38)
Operating (Loss)	$(2,018)	$(2,830)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,113,000 in the second quarter of fiscal 2017 decreased $0.7 million or 24.3% from the same period of the prior year. The $0.7 million decrease in expense is primarily the result of decreased employee compensation and benefit expense ($1.2 million), an increase in legal fee expense ($0.1 million), increased outside service expense ($0.2 million), and an increase in research and development costs ($0.2 million).

Consolidated Results

The Company reported net interest income of $20,000 in the second quarter of fiscal 2017 as compared to net interest income of $8,000 in the same period of fiscal 2016. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The increase in net interest income is directly related to the increase in invested cash and an increase in the interest rate earned on invested cash.

The $832,000 income tax expense in the second quarter of fiscal 2017 represents a consolidated effective tax rate of 29.3%. This is the net result of an income tax rate of 30.8% influenced by certain permanent book-tax differences and by a benefit related to uncertain income tax positions. The $1,606,000 income tax expense in the second quarter of fiscal 2016 represents a consolidated effective tax rate of 29.8%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and a benefit related to uncertain income tax positions.

The Company reported net income of $2,006,000 in the second quarter of fiscal 2017 as compared to net income of $3,782,000 in the same period of the prior year. The change in net income is primarily the net result of decreased gross profit on slightly higher sales, similar selling and administrative expenses, and a slightly lower effective tax rate in fiscal 2017 compared to fiscal 2016. Also contributing to the lower net income are pre-tax restructuring costs of $697,000 recorded in the second quarter of fiscal 2017 with no comparable costs in fiscal 2016. Diluted earnings per share of $0.08 were reported in the second quarter of fiscal 2017 as compared to diluted earnings per share of $0.15 in the same period of fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2017 were 25,803,000 shares as compared to 25,624,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2016	2015

Net Sales	$120,539	$118,676
Gross Profit	$29,161	$31,341
Operating Income	$5,529	$10,864

Lighting Segment net sales of $120,539,000 in the first half of fiscal 2017 increased 1.6% from fiscal 2016 same period net sales of $118,676,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $89.3 million in the first half of fiscal 2017, representing a 13.0% increase from first half fiscal 2016 net sales of solid-state LED light fixtures of $79.0 million. Net sales of light fixtures having solid-state LED technology accounted for 74.1% of total Lighting Segment net sales. (See the LED net sales table on page 28.) There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2016 to fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $29,161,000 in the first half of fiscal 2017 decreased $2.2 million or 7.0% from the same period of fiscal 2016, and decreased from 26.1% to 23.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).   The Company incurred restructuring and plant closure costs, including the write-down of inventory, that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $1,114,000 in fiscal 2017 with no comparable costs in fiscal 2016. The remaining $1.1 million decrease in gross profit is due to the net effect of increased net product sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities, and slightly lower freight costs as a percentage of net sales primarily due to initiatives to lower freight tariffs. Also contributing to the net change in gross profit is decreased employee compensation and benefits expense ($0.7 million), decreased warranty costs ($0.1 million), increased customer relations expense ($0.3 million), increased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.2 million), increased rent expense ($0.2 million), and increased outside service expense ($0.2 million).

Selling and administrative expenses of $23,632,000 in the first half of fiscal 2017 increased $3.2 million or 15.4% from the same period of fiscal 2016. The $3.2 million increase is primarily the result of increased employee compensation and benefit expense ($0.5 million), increased samples expense ($0.1 million), increased outside service expense ($0.1 million), increased sales commission expense ($1.9 million), increased bad debt expense ($0.1 million), decreased literature expense ($0.1 million), a loss on the sale of fixed assets ($0.1 million), use tax recorded on current and prior year purchases as a result of a use tax audit conducted at the Company’s Blue Ash, Ohio facility ($0.2 million), and small net increases in several other categories. Also contributing to the increase in selling and administrative expenses are restructuring and plant closure costs of $56,000 related to the closure of the Kansas City, Kansas manufacturing facility that were recorded in fiscal 2017 with no comparable costs in fiscal 2016.

Lighting Segment first half fiscal 2017 operating income of $5,529,000 decreased $5.3 million or 49.1% from operating income of $10,864,000 in the same period of fiscal 2016.  This decrease of $5.3 million was the net result of increased net sales, a decrease in gross profit, increased selling and administrative expenses, and restructuring, plant closure costs, and related inventory write-downs of $1.2 million with no comparable costs in fiscal 2016.

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. All operations at the Kansas City facility ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $1.4 million before consideration of the restructuring, inventory write-down costs, and expected gain on the sale of the facility. Realization of such savings is expected to start in the third quarter of fiscal 2017.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2016	2015

Net Sales	$39,476	$43,536
Gross Profit	$9,358	$11,853
Operating Income	$2,191	$4,193

Graphics Segment net sales of $39,476,000 in the first half of fiscal 2017 decreased 9.3% from fiscal 2016 same period net sales of $43,536,000.  The $4.1 million decrease in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($2.2 million net decrease), sales to the retail grocery market ($0.9 million net decrease), sales to the national retailer drug store market ($1.9 million decrease), sales to the quick-service restaurant market ($0.6 million net increase), sales to the retail market ($0.4 million increase), and changes in volume or completion of several other graphics programs ($0.1 million net decrease).

Gross profit of $9,358,000 in the first half of fiscal 2017 decreased $2.5 million or 21.0% from the same period in fiscal 2016, and decreased from 26.6% to 23.2% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Woonsocket, Rhode Island manufacturing facility of $211,000. The remaining $2.3 million decrease in the amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $3.0 million or 8.7%), a drop in installation sales (customer plus inter-segment installation sales were down $1.7 million or 24.6%) partially offset by higher margins on installation sales, decreased freight expense as a percentage of shipping and handling revenue, increased depreciation expense ($0.3 million), increased real estate taxes ($0.1 million), and decreased compensation and benefit expense ($0.4 million).

Selling and administrative expenses of $7,167,000 in the first half of fiscal 2017 decreased $0.5 million or 6.4% from the same period of fiscal 2016 primarily as a result of decreased compensation and benefit expense ($1.0 million), increased outside services expense ($0.2 million), increased convention and shows expense ($0.1 million), increased travel expense ($0.1 million), and increased supplies expense ($0.1 million).

Graphics Segment first half fiscal 2017 operating income of $2,191,000 decreased $2.0 million or 48% from the same period of fiscal 2016 and is the net result of decreased net sales, decreased gross profit and decreased gross profit as a percentage of net sales, decreased selling and administrative expenses, and restructuring and plant closure costs of $221,000 with no comparable costs in fiscal 2016.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $680,000, before consideration of the restructuring costs.

Technology Segment
(In thousands)	Six Months Ended
	December 31
	2016	2015

Net Sales	$9,802	$8,400
Gross Profit	$3,551	$4,177
Operating Income	$1,652	$2,336

Technology Segment net sales of $9,802,000 in the first half of fiscal 2017 increased $1.4 million or 16.7% from fiscal 2016 same period net sales of $8,400,000.  The $1.4 million increase in Technology Segment net sales is primarily the net result of a $0.1 million increase in sales to the medical market, a $1.6 million increase in sales to the transportation market, a $0.1 million decrease in sales to original equipment manufacturers, a $0.1 million decrease in sales to the telecommunication market, and a $0.1 million decrease in sales to various other markets. Technology Segment inter-segment sales decreased $1.2 million or 6.5%. While the Technology Segment’s intercompany sales decreased, the support of electronic circuit boards and lighting control systems to the Lighting Segment continues to be core to the strategic growth of the Company.

Gross profit of $3,551,000 in the first half of fiscal 2017 decreased $0.6 million or 15.0% from the same period of fiscal 2016, and decreased from 15.6% to 13.2% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring charges of $0.2 million related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. The remaining $0.4 million decrease in amount of gross profit is due to the net effect of increased customer net sales, partially offset by decreased inter-segment sales, increased employee compensation and benefits expense ($0.3 million), increased supplies expense ($0.3 million), increased warranty expense ($0.1 million), and decreased outside services expense ($0.2 million).

Selling and administrative expenses of $1,899,000 in the first half of fiscal 2017 increased $58,000 or 3.2% from the same period of fiscal 2016. The increase in selling and administrative expenses is the net result of an increase in employee compensation and benefit expense ($0.1 million), an increase in outside services expense ($0.1 million), and a decrease in research and development expense ($0.2 million). Also contributing to the increase in selling and administrative expenses are $33,000 in restructuring costs recorded in the first half of fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities with no comparable costs in fiscal 2016.

Technology Segment first half fiscal 2017 operating income of $1,652,000 decreased $0.7 million or 29% from operating income of $2,336,000 in the same period of fiscal 2016. The decrease of $0.7 million was the net result of increased net customer sales, decreased inter-segment sales, restructuring costs in fiscal 2017 with no comparable costs in fiscal 2016, and decreased gross profit.

In September 2016, the Company announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. The consolidation of this facility and net reduction of employment is expected to result in annual cost savings of approximately $450,000. Realization of such savings started in the second quarter of fiscal 2017.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2016	2015

Gross Profit (Loss)	$172	$(96)
Operating (Loss)	$(5,488)	$(6,250)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $5,660,000 in the first half of fiscal 2017 decreased $0.5 million or 8.0% from the same period of the prior year. The $0.5 million change in administrative expenses is primarily the net result of decreased employee compensation and benefit expense ($1.3 million), an increase in legal expense ($0.2 million), decreased depreciation expense ($0.1 million), increased research and development expense ($0.3 million), increased telephone expense ($0.1 million), and several small net increases in various other expenses ($0.2 million). Also contributing to the increased administrative expenses are restructuring costs of $0.1 million recorded in fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. These restructuring expenses were primarily for severance costs for employees located in the Beaverton, Oregon facility that were previously included in corporate research and development expenses.

Consolidated Results

The Company reported net interest income of $34,000 in the first half of fiscal 2017 as compared to net interest income of $8,000 in the same period of fiscal 2016. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. The increase in net interest income is directly related to the increase in invested cash and an increase in the interest rate earned on invested cash.

The $1,083,000 income tax expense in the first half of fiscal 2017 represents a consolidated effective tax rate of 27.6%. This is the net result of an income tax rate of 30.8% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, and by a favorable adjustment to a deferred tax asset. The $3,619,000 income tax expense in the first half of fiscal 2016 represents a consolidated effective tax rate of 32.5%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, and by a benefit related to uncertain income tax positions.

The Company reported net income of $2,835,000 in the first half of fiscal 2017 compared to net income of $7,532,000 in the same period of the prior year.  The $4.7 million decrease in net income is primarily the net result of decreased net sales, decreased gross profit, increased operating expenses, restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2016, and lower income tax expense in fiscal 2017 compared to fiscal 2016.  Diluted earnings per share of $0.11 was reported in the first half of fiscal 2017 as compared to diluted earnings per share of $0.30 in the same period of fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2017 was 25,859,000 shares as compared to 25,405,000 shares in the same period last year.

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

At December 31, 2016, the Company had working capital of $94.2 million, compared to $88.5 million at June 30, 2016. The ratio of current assets to current liabilities was 3.55 to 1 as compared to a ratio of 3.26 to 1 at June 30, 2016. The $5.7 million increase in working capital from June 30, 2016 to December 31, 2016 was primarily related to the net effect of decreased cash and cash equivalents ($0.8 million), increased net accounts receivable ($2.6 million), decreased net inventory ($1.7 million), a decrease in accrued expenses ($2.4 million), an increase in other current assets ($0.2 million), and assets held for sale of $3.2 million at December 31, 2016. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $4.6 million of cash from operating activities in the first half of fiscal 2017 as compared to $5.5 million in the same period of the prior year. This $0.9 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in net accounts receivable (unfavorable change of $3.1 million), a smaller decrease in accounts payable (favorable change of $5.8 million), a smaller increase in customer prepayments (unfavorable change of $0.2 million), a decrease rather than an increase in inventory (favorable change of $4.5 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $3.6 million), an increase in refundable income taxes in fiscal 2016 (favorable change of $0.5 million), a greater increase in net deferred tax assets (unfavorable change of $0.5 million), a decrease in stock compensation expense (unfavorable change of $0.3 million), a decrease in the deferred compensation liability (unfavorable change of $0.1 million), an increase in depreciation and amortization expense (favorable change of $0.4 million), fixed asset impairment and accelerated depreciation with no comparable events in the prior year (favorable change of $0.4 million), an increase in the loss on the sale of fixed assets ($0.1 million), and a decrease in net income (unfavorable change of $4.7 million).

Net accounts receivable were $49.5 million and $47.0 million at December 31, 2016 and June 30, 2016, respectively. DSO increased to 53 days at December 31, 2016 compared to 47 days at June 30, 2016. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $42.4 million at December 31, 2016 decreased $1.7 million from $44.1 million at June 30, 2016. The decrease of $1.7 million is the result of a decrease in gross inventory of $1.7 million and similar obsolescence reserves. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first half of fiscal 2017 in the Graphics Segment of approximately $0.6 million and in the Technology Segment of approximately $0.9 million. There was a decrease in net inventory in the Lighting Segment of $3.3 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit facility is the Company’s primary source of liquidity. The Company has an unsecured $30 million revolving line of credit with its bank, with all of the $30 million of the credit line available as of January 27, 2017. This line of credit is a $30 million three year committed credit facility expiring in the third quarter of fiscal 2019. The Company believes that its $30 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2017 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $2.7 million related to investing activities in the first half of fiscal 2017 as compared to a use of $3.4 million in the same period of the prior year, resulting in a favorable change of $0.6 million. Capital expenditures in the first half of fiscal 2017 decreased $0.6 million to $2.7 million from the same period in fiscal 2016. The largest components of the fiscal 2017 capital expenditures are equipment and building improvements related to the Company’s Lighting and Graphics Segments and computer hardware and software related to Corporate Administration.

The Company used $2.7 million of cash related to financing activities in the first half of fiscal 2017 compared to a source of cash of $0.2 million in the first half of fiscal 2016. The $2.9 million unfavorable change in cash flow was the net result of an increase in dividends paid to shareholders (unfavorable change of $0.8 million), a decrease in the exercise of stock options in the first half of fiscal 2017 (unfavorable change of $2.0 million), and an increase in the purchase of treasury shares (unfavorable change of $0.1 million).

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

Cash Dividends

In January 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 14, 2017 to shareholders of record as of February 6, 2017. The indicated annual cash dividend rate for fiscal 2017 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Service revenue from integrated design, project and construction management, and site permitting is recognized when all products at a customer site have been installed.

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

Income Taxes

 The Company accounts for income taxes in accordance with the accounting guidance for income taxes. Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes.  Deferred income tax assets and liabilities are reported on the Company’s balance sheet.  Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets. The Company has adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” As a result of early adoption of this accounting guidance, prior periods have been re-classified, which only affected the financial statement presentation and not the measurement of deferred tax liabilities and assets.

The Company operates in multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The Internal Revenue Service and other tax authorities routinely review the Company’s tax returns.  These audits can involve complex issues which may require an extended period of time to resolve.  In management’s opinion, adequate provision has been made for potential adjustments arising from these audits.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Condensed Consolidated Statements of Operations.  The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting standard on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of goodwill and indefinite-lived intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  The amount ultimately not collected may differ from the reserve established, particularly in the case where percentages are applied against aging categories.  In all cases, it is management’s goal to carry a reserve against the Company’s accounts receivable which is adequate based upon the information available at that time so that net accounts receivable is properly stated. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible customer deductions.  These allowances are based upon contractual terms and historical trends.

Warranty Reserves

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely unaffected by the new standard. However, certain product sales require installation and revenue is currently not recognized until the installation is complete. The Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, however, the timing of sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and the Company has chosen to adopt the standard retrospectively as of June 30, 2016. As a result, prior periods have been adjusted to reflect this change. This update affected the presentation, but not the measurement of deferred tax liabilities and assets.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/16 to 10/31/16	1,752	$8.72	1,752	(1)
11/1/16 to 11/30/16	1,541	$9.91	1,541	(1)
12/1/16 to 12/31/16	1,607	$9.95	1,607	(1)
Total	4,900	$9.50	4,900	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At December 31, 2016, the Plan held 263,506 common shares of the Company and had distributed 285,331 common shares.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Amended and Restated 2012 Stock Incentive Plan as of November 17, 2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
February 3, 2017