Form 10-Q
period 2017-03-31
LSI INDUSTRIES INC
filed 2017-05-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

As of May 1, 2017 there were 25,399,626 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2017	2016	2017	2016

Net sales	$78,156	$70,740	$247,973	$241,352

Cost of products and services sold	59,445	54,191	185,877	177,528

Restructuring costs	312	--	1,455	--

Gross profit	18,399	16,549	60,641	63,824

Impairment of intangible asset	479	--	479	--

Acquisition Deal Costs	1,480	--	1,480	--

Restructuring costs (gain)	(1,301)	--	(1,091)	--

Selling and administrative expenses	18,515	15,817	56,663	51,949

Operating income (loss)	(774)	732	3,110	11,875

Interest (income)	(25)	(28)	(80)	(54)

Interest expense	188	9	209	27

Income (loss) before income taxes	(937)	751	2,981	11,902

Income tax (benefit) expense	(406)	229	677	3,848

Net income (loss)	$(531)	$522	$2,304	$8,054

Earnings (loss) per common share (see Note 4)
Basic	$(0.02)	$0.02	$0.09	$0.32
Diluted	$(0.02)	$0.02	$0.09	$0.32

Weighted average common shares outstanding
Basic	25,452	25,080	25,346	24,918
Diluted	25,452	25,700	25,909	25,494

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2017	2016

ASSETS

Current Assets

Cash and cash equivalents	$4,375	$33,835

Accounts receivable, less allowance for doubtful accounts of $399 and $226, respectively	48,740	46,975

Inventories	48,460	44,141

Assets held for sale	1,463	--

Other current assets	3,852	2,792

Total current assets	106,890	127,743

Property, Plant and Equipment, at cost
Land	6,422	6,978
Buildings	35,430	39,317
Machinery and equipment	82,058	82,628
Construction in progress	1,721	838
	125,631	129,761
Less accumulated depreciation	(79,511)	(82,299)
Net property, plant and equipment	46,120	47,462

Goodwill	58,376	10,508

Other Intangible Assets, net	38,859	5,586

Other Long-Term Assets, net	5,671	4,261

Total assets	$255,916	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2017	2016

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,003	$13,892
Accrued expenses	23,880	25,341

Total current liabilities	39,883	39,233

Long-Term Debt	54,966	--

Other Long-Term Liabilities	1,490	807

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,375,142 and 24,982,219 shares, respectively	119,178	113,653
Retained earnings	40,399	41,867

Total shareholders’ equity	159,577	155,520

Total liabilities & shareholders’ equity	$255,916	$195,560

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2017	2016
Cash Flows from Operating Activities
Net income	$2,304	$8,054
Non-cash items included in net income:
Depreciation and amortization	5,689	4,903
Intangible asset impairment	479	--
Deferred income taxes	(947)	(126)
Deferred compensation plan	196	328
Stock compensation expense	2,292	2,542
Issuance of common shares as compensation	331	168
(Gain) loss on disposition of fixed assets	52	(87)
(Gain) on sale of building	(1,361)	--
Fixed asset impairment and accelerated depreciation	354	--
Allowance for doubtful accounts	248	162
Inventory obsolescence reserve	981	1,351

Changes in certain assets and liabilities, net of acquisition:
Accounts receivable	5,189	5,588
Inventories	3,190	(4,440)
Refundable income taxes	(143)	(531)
Accounts payable	(965)	(3,176)
Accrued expenses and other	(5,119)	812
Customer prepayments	174	(310)
Net cash flows provided by operating activities	12,944	15,238

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,534)	(8,410)
Acquisition of business, net of cash received and warrants issued	(95,077)	--
Proceeds from sale of fixed assets	3,081	124
Net cash flows (used in) investing activities	(95,530)	(8,286)

Cash Flows from Financing Activities
Payments of long-term debt	(14,882)	--
Borrowings of long-term debt	69,649	--
Cash dividends paid	(3,772)	(2,959)
Exercise of stock options	2,401	3,604
Purchase of treasury shares	(446)	(317)
Issuance of treasury shares	176	90
Net cash flows provided by financing activities	53,126	418

Increase (decrease) in cash and cash equivalents	(29,460)	7,370

Cash and cash equivalents at beginning of period	33,835	26,409

Cash and cash equivalents at end of period	$4,375	$33,779

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2017, the results of its operations for the three and nine month periods ended March 31, 2017 and 2016, and its cash flows for the nine month periods ended March 31, 2017 and 2016. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2016 Annual Report on Form 10-K.  Financial information as of June 30, 2016 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31,	June 30,
	2017	2016

Accounts receivable	$49,139	$47,201
Less: Allowance for doubtful accounts	(399)	(226)
Accounts receivable, net	$48,740	$46,975

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of March 31, 2017 and June 30, 2016, the Company had bank balances of $6,852,000 and $37,883,000, respectively, without insurance coverage.

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

The Company recorded $1,725,000 and $1,603,000 of depreciation expense in the third quarter of fiscal 2017 and 2016, respectively, and $5,122,000 and $4,524,000 of depreciation expense in the first nine months of fiscal 2017 and 2016, respectively.

The Company is in the process of selling its facility in Woonsocket, Rhode Island. This Graphics Segment facility, which is not expected to be sold at a loss, has been separately disclosed on the balance sheet as an asset held for sale as of March 31, 2017. The Company sold its Kansas City facility and certain manufacturing equipment in the third quarter of fiscal 2017. Refer to Note 14 for more information regarding the closure of these facilities.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between seven and twenty years.  The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 7.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses, in the purchase price of acquired companies, and in the valuation of the contingent earn-out. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2017	2016	2016

Balance at beginning of the period	$5,069	$3,408	$3,408
Additions charged to expense	3,841	4,018	5,069
Addition from acquisition	907	--	--
Deductions for repairs and Replacements	(2,283)	(2,606)	(3,408)
Balance at end of the period	$7,534	$4,820	$5,069

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs.   The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,447,000 and $1,562,000 for the three months ended March 31, 2017 and 2016, respectively, and $4,117,000 and $4,193,000 for the nine months ended March 31, 2017 and 2016, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 297,000 and 893,000 shares for the three month ended March 31, 2017 and 2016, respectively, and 853,000 shares and 846,000 shares for the nine months ended March 31, 2017 and 2016, respectively. See further discussion of earnings per share in Note 4.

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

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. While the Company is currently assessing the impact of the new standards, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard. However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete. While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, active digital signage along with the management of media content related to digital signage, LED video screens, and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets including, but not limited to the petroleum / convenience store market, multi-site retail operations, banking, and restaurants. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

LED video screens that were previously reported in the Technology Segment in prior years’ results have been reclassified to the Graphics Segment. The movement of the LED video screen product line was the result of a change in management responsibility of this product line to the Graphics Segment president during the first quarter of fiscal 2017. This movement aligns the product line with other digital visual image elements sold to graphics customers and is consistent with how the Company’s CODM manages the business. The movement of the video screen product line resulted in a reclassification of $96,000 of operating loss from the Technology Segment to the Graphics Segment in the third quarter of fiscal 2016, and $99,000 of operating loss in the first nine months of fiscal 2016.

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

The Company’s corporate administration activities are reported in the Corporate and Eliminations line item.  These activities primarily include intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

There was no concentration of consolidated net sales in the three and nine months ended March 31, 2017 or March 31, 2016. There was no concentration of accounts receivable at March 31, 2017 or June 30, 2016.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2017 and June 30, 2016:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2017	2016	2017	2016
Net Sales:
Lighting Segment	$56,039	$49,331	$176,578	$168,007
Graphics Segment	16,463	17,236	55,939	60,772
Technology Segment	5,654	4,173	15,456	12,573
	$78,156	$70,740	$247,973	$241,352

Operating Income (Loss):
Lighting Segment	$2,759	$1,106	$8,288	$11,970
Graphics Segment	(480)	1,078	1,711	5,271
Technology Segment	1,386	984	3,038	3,320
Corporate and Eliminations	(4,439)	(2,436)	(9,927)	(8,686)
	$(774)	$732	$3,110	$11,875

Capital Expenditures:
Lighting Segment	$251	$1,074	$1,518	$2,923
Graphics Segment	499	2,145	1,324	3,337
Technology Segment	48	1,626	82	1,767
Corporate and Eliminations	(8)	181	610	383
	$790	$5,026	$3,534	$8,410

Depreciation and Amortization:
Lighting Segment	$1,124	$730	$2,762	$2,152
Graphics Segment	357	316	1,093	787
Technology Segment	322	369	991	1,045
Corporate and Eliminations	281	314	843	919
	$2,084	$1,729	$5,689	$4,903

	March 31, 2017	June 30, 2016
Identifiable Assets:
Lighting Segment	$187,147	$95,168
Graphics Segment	32,151	33,490
Technology Segment	28,734	28,348
Corporate and Eliminations	7,884	38,554
	$255,916	$195,560

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2017	2016	2017	2016

Lighting Segment inter-segment net sales	$442	$715	$1,929	$2,143

Graphics Segment inter-segment net sales	$216	$275	$1,028	$1,281

Technology inter-segment net sales	$8,715	$8,920	$25,846	$27,236

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016

BASIC EARNINGS PER SHARE

Net income (loss)	$(531)	$522	$2,304	$8,054

Weighted average shares outstanding during the period, net of treasury shares (a)	25,155	24,807	25,056	24,648
Weighted average vested restricted stock units outstanding	37	22	37	25
Weighted average shares outstanding in the Deferred Compensation Plan during the period	260	251	253	245
Weighted average shares outstanding	25,452	25,080	25,346	24,918

Basic earnings (loss) per share	$(0.02)	$0.02	$0.09	$0.32

DILUTED EARNINGS PER SHARE

Net income (loss)	$(531)	$522	$2,304	$8,054

Weighted average shares outstanding

Basic	25,452	25,080	25,346	24,918
Weighted average stock warrants outstanding	--	--	28	--
Effect of dilutive securities (b): Impact of common shares to be issued under stock incentive plans, and contingently issuable shares, if any	--	620	535	576

Weighted average shares outstanding (c)	25,452	25,700	25,909	25,494

Diluted earnings (loss) per share	$(0.02)	$0.02	$0.09	$0.32

(a)	Includes shares accounted for like treasury stock included in the Company’s non-qualified deferred compensation plan. (See Note 10.)

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,032,250 common shares at March 31, 2016, and options to purchase 1,683,883 common shares and 1,391,300 common shares at March 31, 2017 and 2016, respectively were not included in the computation of the three month and nine month periods for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares. For the three months ended March 31, 2017, the effect of dilutive securities was not included in the calculation of diluted earnings per share because there was a net operating loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2017	2016

Inventories:
Raw materials	$31,817	$28,979
Work-in-process	3,323	4,418
Finished goods	13,320	10,744
Total Inventories	$48,460	$44,141

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2017	2016

Accrued Expenses:
Compensation and benefits	$7,540	$11,983
Customer prepayments	1,227	1,053
Accrued sales commissions	2,275	2,792
Accrued warranty	7,534	5,069
Other accrued expenses	5,304	4,444
Total Accrued Expenses	$23,880	$25,341

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of reporting units and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of reporting units and intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

As of March 1, 2017, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill (excluding Atlas Lighting Products). The preliminary goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $60.0 million or 80% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $4.2 million or 423% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $23.2 million or 95% above the carrying value of this reporting unit including goodwill. The impairment test is expected to be completed in the fourth quarter of fiscal 2017. It is anticipated that the results of the test will not change when the test is complete.

The Company acquired all of the capital stock of Atlas Lighting Products, Inc., on February 21, 2017 (see Note 16). The total purchase price exceeded the estimated fair value of net assets by approximately $47.9 million, which was allocated to goodwill. A preliminary valuation of the goodwill and intangible assets was completed in March 2017, and preliminary purchase price allocations have been made at February 21, 2017. While identified intangible assets related to the Atlas acquisition are being amortized effective February 21, 2017 over appropriate lives, goodwill will not be amortized on the Company’s financial statements. Goodwill and intangible assets related to Atlas Lighting Products are included in the assets of the Lighting Segment. It is anticipated that the valuation analysis will be fully complete in the fourth quarter of fiscal 2017. Refer to Note 16 for additional information on the intangible assets of Atlas Lighting Products.

In March 2017, a customer relationship intangible asset with a net book value of $479,000 related to the LED video screen product line in the Graphics Segment was determined to be fully impaired. The Company deemed that distribution channels and corresponding projected future cash flows that support the customer list intangible asset are not adequate to support the asset.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology
	Segment	Segment	Segment	Total
Balance as of June 30, 2016
Goodwill	$34,913	$28,690	$11,621	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of June 30, 2016	$135	$1,165	$9,208	$10,508

Goodwill acquired	$47,868	$--	$--	$47,868

Balance as of March 31, 2017
Goodwill	$82,781	28,690	11,621	123,092
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of March 31, 2017	$48,003	$1,165	$9,208	$58,376

The Company performed its annual review of indefinite-lived intangible assets (excluding the intangible assets of Atlas Lighting Products) as of March 1, 2017 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value that was $15.2 million or 445% above its carrying value. The impairment test is expected to be completed in the fourth quarter of fiscal 2017. It is anticipated that the results of the test will not change when the test is complete.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,438	$28,125
Patents	338	180	158
LED technology firmware, software	16,066	11,098	4,968
Trade name	2,658	472	2,186
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	55,335	19,898	35,437

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$19,898	$38,859

	June 30, 2016
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,581	$1,735
Patents	338	154	184
LED technology firmware, software	11,228	10,989	239
Trade name	460	460	--
Non-compete agreements	710	704	6
Total Amortized Intangible Assets	22,052	19,888	2,164

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,888	$5,586

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2017	March 31, 2016

Three Months Ended	$359	$126
Nine Months Ended	$567	$379

The Company expects to record annual amortization expense as follows:

(In thousands)
2017	$1,486
2018	$2,761
2019	$2,761
2020	$2,687
2021	$2,683
After 2021	$23,587

NOTE 8  -  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

In February, 2017 the Company amended its line of credit to increase it to a $100 million secured revolving line of credit, increased from the $30 million line of credit that was previously in place. The increased credit line was required for the funding of the acquisition of Atlas Lighting Products, Inc. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will remain at 175 basis points for the next twelve months.  The fee on the unused balance of the $100 million committed line of credit is 15 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of March 31, 2017, there was $55.0 million borrowed against the line of credit, and $45.0 million was available as of that date. Based on the terms of the line of credit and the final principal due date, the debt has been classified as long term. The line of credit closing fees and legal fees of $199,000 have been recorded as a long term asset and are being amortized over the term of the line of credit.

The Company is in compliance with all of its loan covenants as of March 31, 2017.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $3,772,000 and $2,959,000 in the nine months ended March 31, 2017 and 2016, respectively. Dividends on restricted stock units in the amount of $24,120 and $7,860 were accrued as of March 31, 2017 and 2016, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 16, 2017 to shareholders of record as of May 8, 2017. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The Company’s shareholders approved amendments to the 2012 Stock Incentive Plan that added 1,600,000 shares to the plan and implemented the use of a fungible share ratio that consumes 2.5 available shares for every 1 full value share awarded by the Company as stock compensation. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,669,003 shares, all of which were available for future grant or award as of March 31, 2017.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, stock warrants and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSU’s”) were awarded during the nine months ended March 31, 2017. As of March 31, 2017, a total of 3,631,155 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,423,528 options for common shares were vested and exercisable.  As of March 31, 2017, the approximate unvested stock option expense that will be recorded as expense in future periods is $3,508,348.  The weighted average time over which this expense will be recorded is approximately 24 months. Additionally, as of March 31, 2017, a total of 135,585 RSU’s were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSU’s is $752,231. The weighted average time over which this expense will be recorded is approximately 37 months.

Stock Warrants

The Company issued 200,000 fully vested stock warrants in the third quarter of fiscal 2017 in conjunction with the acquisition of Atlas Lighting Products, Inc., with the fair value of the warrants being included in the purchase price of that company rather than being expensed. See further discussion in Note 16. These 200,000 stock warrants were outstanding as of March 31, 2017. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for the warrants.

Three Months Ended
March 31
2017

Dividend yield	2.01%
Expected volatility	39%
Risk-free interest rate	1.80%
Expected life (in yrs.)	4.5

The stock warrants issued during the quarter ended March 31, 2017 had an exercise price of $9.95, and a fair value of $2.87. As of March 31, 2017, the warrants had a remaining contractual life of 4.9 years.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016

Dividend yield	1.93%	1.72%	1.85%	1.29%
Expected volatility	41%	43%	42%	44%
Risk-free interest rate	1.92%	1.46%	1.31%	1.66%
Expected life (in yrs.)	6.2	6.0	6.1	6.0

At March 31, 2017, the 1,256,623 options granted during the first nine months of fiscal 2017 to employees had exercise prices ranging from $9.48 to $11.06 per share, fair values ranging from of $3.22 to $3.83 per share, and remaining contractual lives of between 9.3 and 10 years.

At March 31, 2016, the 1,026,800 options granted during the first nine months of fiscal 2016 to employees had exercise prices ranging from $8.84 to $11.87 per share, fair values ranging from of $3.28 to $4.52 per share, and remaining contractual lives of between 9.3 and 9.9 years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.3% forfeiture rate effective January 1, 2017. Previous estimated forfeiture rates were between 2.0% and 3.5% between the periods January 1, 2013 through December 31, 2016. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $510,851 and $360,952 of expense related to stock options in the three months ended March 31, 2017 and 2016, respectively, and recorded $1,806,860 and $2,191,659 of expense related to stock options in the nine months ended March 31, 2017 and 2016, respectively.  The lower stock option expense in fiscal 2017 was the result of expectations that the performance criteria related to performance based options will not be met. As of March 31, 2017, the Company had 3,148,352 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.20 per share, an aggregate intrinsic value of $4,515,257 and weighted average remaining contractual terms of 7.2 years.

Information related to all stock options for the nine months ended March 31, 2017 and 2016 is shown in the following tables:

	Nine Months Ended March 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	1,256,623	$10.67
Forfeitures	(161,812)	$16.17
Exercised	(440,146)	$7.39

Outstanding at 3/31/17	3,631,155	$9.43	7.4	$4,546,991

Exercisable at 3/31/17	1,423,528	$8.99	5.3	$2,912,714

	Nine Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,026,800	$9.39
Forfeitures	(150,800)	$15.73
Exercised	(509,871)	$7.33

Outstanding at 3/31/16	3,043,565	$8.95	6.8	$10,448,456

Exercisable at 3/31/16	1,362,810	$9.67	4.3	$4,741,694

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	1,663,505	$3.39
Granted	1,256,623	$3.71
Vested	(685,751)	$3.30
Forfeited	(26,750)	$3.50
Unvested at March 31, 2017	2,207,627	$3.60

The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2017 and 2016 was $3.71 and $3.64, respectively. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2017 and 2016 was $1,094,696 and $1,474,444, respectively. The aggregate grant date fair value of options that vested during the nine months ended March 31, 2017 and 2016 was $2,260,014 and $1,149,022, respectively. The Company received $2,612,578 and $3,737,233 of cash from employees who exercised options in the nine month periods ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017, the $2,612,578 cash received from stock options was partially offset by $138,793 related to the tax effect of disqualifying dispositions of stock options along with $72,399 related to the net tax effect of other stock option exercises. For the nine months ended March 31, 2016, the $3,737,233 cash received from stock options was partially offset by $133,172 related to the tax effect of disqualifying dispositions of stock options. In the first nine months of fiscal 2017 the Company recorded $465,521as a reduction of federal income taxes payable, $138,793 as a decrease in common stock, $109,140 as a reduction of income tax expense, and $495,175 as a reduction of the deferred tax asset related to the issuance of RSU’s and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first nine months of fiscal 2016 the Company recorded $518,515 as a reduction of federal income taxes payable, $133,172 as a decrease in common stock, $95,543 as a reduction of income tax expense, and $556,144 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 96,210 RSU’s with a weighted average fair value of $10.84 per share were awarded to employees during the nine months ended March 31, 2017. A total of 72,000 RSU’s with a fair value of $9.39 per share were awarded to employees during the nine months ended March 31, 2016. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSU’s were awarded. The RSU’s have a four year ratable vesting period. The RSU’s are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSU’s in the amount of $24,120 and $7,860 were accrued as of March 31, 2017 and 2016, respectively. Accrued dividends are paid to the holder upon vesting of the RSU’s and issuance of shares.

The following table presents information related to RSU’s:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	62,500	$9.39
Awarded	96,210	$10.84
Shares Issued	(23,125)	$9.71
Unvested at March 31, 2017	135,585	$10.36

As of March 31, 2017, the 135,585 RSU’s had a remaining weighted average contractual life of 6.2 years. Of the 135,585 RSU’s outstanding as of March 31, 2017, 130,316 are vested or expected to vest in the future. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the RSU’s. The Company recorded $93,905 and $486,102 of expense related to RSU’s in the three and nine month periods ended March 31, 2017, respectively.

As of March 31, 2016, the 65,500 outstanding RSU’s had a remaining weighted average contractual life of 9.25 years. Of the 65,500 RSU’s outstanding as of March 31, 2016, 63,369 were vested or expected to vest in the future. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the RSU’s. The Company recorded $30,387 and $350,369 of expense related to RSU’s in the three and nine month periods ended March 31, 2016, respectively.

Director and Employee Stock Compensation Awards

The Company awarded a total of 31,782 and 17,240 common shares in the nine months ended March 31, 2017 and 2016, respectively, as stock compensation awards. These common shares were valued at their approximate $331,000 and $168,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of March 31, 2017, there were 29 participants, all with fully vested account balances. A total of 255,119 common shares with a cost of $2,437,880, and 228,103 common shares with a cost of $2,167,717 were held in the plan as of March 31, 2017 and June 30, 2016, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the non-qualified deferred compensation plan. The Company used approximately $446,251 and $316,900 to purchase 45,335 and 32,696 common shares of the Company in the open stock market during the nine months ended March 31, 2017 and 2016, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan. For fiscal year 2017, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases in the range of 48,000 to 53,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 -  SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2017	2016
Cash payments:
Interest	$66	$32
Income taxes	$2,484	$4,863

Issuance of common shares as compensation	$331	$168
Issuance of stock warrants	$575	--

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2017, there were no standby letter of credit agreements.

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $222,000 and $401,000 in the nine months ended March 31, 2017 and 2016, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2017	2016	2016

Balance at beginning of the period	$39	$379	$379
Accrual of expense	222	401	469
Payments	(235)	(544)	(742)
Adjustments	--	(67)	(67)
Balance at end of the period	$26	$169	$39

NOTE 14 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Total restructuring costs related to the closure of the Kansas City facility were $944,000. These costs primarily included employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $432,000 recorded in the first nine months of fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owned the facility in Kansas City and realized a $1,361,000 gain when the facility was sold.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $363,000 were recorded in the first nine months of fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owns the facility in Woonsocket and expects to realize a gain when the facility is sold. The facility is presented on the balance sheet as an asset held for sale. Total restructuring costs related to the consolidation of the Woonsocket facility are expected to be approximately $464,000. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs.

The following table presents information about restructuring costs for the periods indicated:

	Three	Nine Months	Total Expected	Total
	Months Ended	Ended	to be Recognized	Fiscal 2017
(In thousands)	March 31,	March 31,	in Remainder of	Restructuring
	2017	2017	Fiscal 2017	Expenses

Severance and other termination benefits	$120	$811	$--	$811
Lease obligation	--	213	--	213
Impairment of fixed assets and accelerated depreciation	1	354	--	354
Gain on sale of facility	(1,361)	(1,361)	--	(1,361)
Other	251	347	60	407
Total	$(989)	$364	$60	$424

Impairment and accelerated depreciation expense of $354,000 was recorded in the first nine months of fiscal 2017 related to machinery and equipment at the Kansas City and Beaverton facilities. There was no impairment expense related to the closure of the Woonsocket facility. Of the $354,000 of impairment and accelerated depreciation expense, $322,000 was recorded in the Lighting Segment and $32,000 was recorded in the Technology Segment. The fair value of the equipment evaluated for impairment was determined by comparing the future undiscounted cash flows to the carrying value of the assets. The future cash flows are from the remaining use of the assets as well as the cash flows expected to result from the future sale of the assets.

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2017	March 31, 2017

Cost of Goods Sold	$312	$1,455
Operating Expenses	(1,301)	(1,091)
Total	$(989)	$364

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Nine Months	Total Expected	Total
	Months Ended	Ended	to be Recognized	Fiscal 2017
(In thousands)	March 31,	March 31,	In Remainder of	Restructuring
	2017	2017	Fiscal 2017	Expenses

Lighting Segment	$(1,187)	(417)	$--	$(417)
Graphics Segment	183	404	60	464
Technology Segment	1	252	--	252
Corporate and Eliminations	14	125	--	125
Total	$(989)	364	$60	$424

The above tables include the gain on the sale of the Kansas City facility, and exclude the expected gain on the Woonsocket facility. Additionally, the above tables do not include expense of $432,000 recorded during the first nine months of fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2016	Restructuring Expense	Payments	Adjustments	Balance as of March 31, 2017

Severance and termination benefits	$--	$814	$(748)	$(15)	$51
Lease obligation	--	213	(86)		127
Other	--	359	(354)		5
Total	$--	$1,386	$(1,188)	$(15)	$183

The above table does not include fixed asset impairment and accelerated depreciation expense of $354,000 recorded in the first nine months of fiscal 2017 or the gain on the sale of the Kansas City facility recorded in the three months ended March 31, 2017.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	32.0%	34.4%	30.4%	34.5%
Uncertain tax positions	4.2	(2.9)	(2.4)	(0.5)
Disqualifying dispositions	9.3	(1.4)	(3.6)	(0.8)
Deferred tax asset adjustment	--	--	(2.4)	--
Other	(2.2)	0.4	0.7	(0.9)
Effective tax rate	43.3%	30.5%	22.7%	32.3%

NOTE 16 – ACQUISITION

On February 21, 2017, the Company acquired all the capital stock of Atlas Lighting Products, Inc. (Atlas), a Burlington North Carolina manufacturer of high-quality LED lighting products sold into the electrical distribution market. The purchase price of $97.5 million included a cash payment of $96.9 million and 200,000 five year warrants valued at $0.6 million. The Company funded the acquisition with a combination of cash on hand and $66 million from a new $100 million revolving line of credit (See note 8).

The Company has accounted for this transaction as a business combination. Under business combination accounting, the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 21, 2017 is as follows:

(amounts in thousands)
Cash and Cash Equivalents	$1,815
Accounts Receivable	7,202
Inventories	8,490
Property, Plant, and Equipment	3,631
Other Assets	248
Intangible Assets	34,319
Liabilities Assumed	(6,106)
Identifiable net assets acquired	49,599
Goodwill	47,868
Net Purchase Consideration	$97,467

As indicated, the allocation of the purchase price and estimated useful lives of the property, plant, and equipment, and intangible assets shown remain preliminary, pending final completion of valuations.

Goodwill recorded from the acquisition of Atlas is attributable to the impact of the positive cash flow from Atlas in addition to the expected synergies from the business combination. The goodwill resulting from the acquisition is deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name, customer relationships, and technology-related assets. The fair value of the intangible assets was determined based upon a combination of the market and income (discounted cash flow) approach. The following table present the details of the identified intangible assets acquired at the date of acquisition (in thousands):

	Estimated	Estimate Useful
	Fair Value	Life (Years)
Tradename	$2,198	20
Technology asset	4,838	10
Customer relationship	27,283	15
Total	$34,319

The fair market value write-up of the inventory totaled $228,000, and the fair market value write-up of the property, plant, and equipment totaled $526,000. Transaction costs related to the acquisition totaled $1.48 million in the third quarter and nine months ended March 31, 2017 and are recorded as an operating expense.

Atlas’s post-acquisition results of operations for the period from February 21, 2017 through March 31, 2017 are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of Atlas for the period from February 21, 2017 through March 31, 2017 were $6.7 million and operating income was $1.0 million. The operating results of Atlas are included in the Lighting Segment.

Pro Forma Impact of the Acquisition of Atlas Lighting Products, Inc. (unaudited)

The following table represents pro forma results of operations and gives effect to the acquisition of Atlas as if the transaction had occurred on July 1, 2015. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of Atlas.

(In thousands, unaudited)	Nine Months Ended March 31
	2017	2016
Net Sales	$283,122	$287,176

Gross Profit	$73,802	$81,067

Operating Income	$6,230	$14,694

The unaudited pro forma financial information for the nine months ended March 31, 2017 and March 31, 2016 is prepared using the acquisition method of accounting and has been adjusted to effect to the pro forma events that are: (1) directly attributable to the acquisition. (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The pro forma operating income of $6.2 million excludes acquisition-related expenses of $1.48 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016

Lighting Segment	$56,039	$49,331	$176,578	$168,007
Graphics Segment	16,463	17,236	55,939	60,772
Technology Segment	5,654	4,173	15,456	12,573
	$78,156	$70,740	$247,973	$241,352

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016

Lighting Segment	$2,759	$1,106	$8,288	$11,970
Graphics Segment	(480)	1,078	1,711	5,271
Technology Segment	1,386	984	3,038	3,320
Corporate and Eliminations	(4,439)	(2,436)	(9,927)	(8,686)
	$(774)	$732	$3,110	$11,875

Summary Comments

The Company acquired Atlas Lighting Products, Inc. on February 21, 2017. Atlas is a manufacturer of high-quality LED lighting products sold in the electrical distribution market. The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results and in the Lighting Segment results.

Fiscal 2017 third quarter net sales of $78,156,000 increased as compared to third quarter fiscal 2016 net sales of $70,740,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $6.7 million or 13.6%) and increased net sales of the Technology Segment (up $1.5 million or 35.5%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $0.8 million or 4.5%). Fiscal 2017 third quarter organic sales of $71,495,000 increased $0.7 million or 1.1% as compared to $70,740,000 in the same period of fiscal 2016.

Fiscal 2017 nine month net sales of $247,973,000 increased $6.6 million or 2.7% as compared to the same period of fiscal 2016. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $8.6 million or 5.1%) and increased net sales of the Technology Segment (up $2.9 million or 22.9%). Net sales were unfavorably influenced by decreased net sales of the Graphics Segment (down $4.8 million or 8.0%). Fiscal 2017 nine month organic sales of $241,312,000 remained fairly constant as compared to fiscal 2016 nine month organic sales of $241,352,000.

Fiscal 2017 third quarter operating income (loss) of $(774,000) decreased $1.5 million from operating income of $732,000 in the same period of fiscal 2016. The $1.5 million decrease in operating income was the net result of an increase in gross profit on higher sales year-over-year, higher selling and administrative expenses, acquisition costs of $1,480,000 in the third quarter of fiscal 2017 with no comparable costs in 2016, and the gain on the sale of a facility of $1,361,000 with no comparable gain in the same period of fiscal 2016. Also, contributing to the lower operating income in the third quarter of fiscal 2017 was an impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expense in the same period of fiscal 2016.

Fiscal 2017 nine month operating income of $3,110,000 decreased $8.8 million or 74% from operating income of $11,875,000 in the same period of fiscal 2016. The $8.8 million decrease in operating income was the net result of increased net sales, decreased gross profit, an increase in selling and administrative expenses, acquisition costs of $1,480,000 in fiscal 2017 with no comparable costs in fiscal 2016, restructuring, plant closure costs, related inventory write-downs of $2,157,000 with no comparable costs in fiscal 2016, and a gain on the sale of a facility of $1,361,000 in fiscal 2017 with no comparable gain in fiscal 2016. Also, contributing to the lower operating income in fiscal 2017 was an impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expense in the same period of fiscal 2016. Fiscal 2017 nine month operating income was favorably impacted by significant adjustments to the Company’s incentive compensation and stock compensation accruals. The adjustments affected fluctuations in employee compensation and benefits expense described below in the discussion of each segment’s results.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs, along with severance costs, intangible asset impairment expense, acquisition deal costs, and fair market value inventory adjustments, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Third Quarter
	FY 2017	FY 2016
Reconciliation of operating income (loss) to adjusted operating income:

Operating income (loss) as reported	$(774)	$732

Impairment of intangible asset	479	--

Adjustment for restructuring and plant closure costs (gain), and related inventory write-downs	(957)	--

Adjustment for other severance costs	49	178

Adjustment for acquisition deal costs	1,480	--

Fair market value inventory write-up	155	--

Adjusted Operating Income	$432	$910

(in thousands, except per share data; unaudited)	Third Quarter
			Diluted			Diluted
	FY 2017		EPS	FY 2016		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$(531)		$(0.02)	$522		$0.02

Impairment of intangible asset, inclusive of the income tax effect	335	(1)	0.01	--		--

Adjustment for restructuring and plant closure costs (gain), inclusive of the income tax effect	(629	)(2)	(0.02)	--		--

Adjustment for severance costs, inclusive of the income tax effect	44	(3)	--	117	(6)	--

Adjustment for acquisition deal costs, inclusive of the income tax effect	1,030	(4)	0.04	--		--

Fair market value inventory write-up, inclusive of the income tax effect	108	(5)	--	--

Adjusted net income and earnings per share	$357		$0.01	$639		$0.02

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) $144

(2) $(328)

(3) $5

(4) $450

(5) $47

(6) $61

(in thousands, unaudited)	Nine Months
	FY 2017	FY 2016
Reconciliation of operating income to adjusted operating income:

Operating Income as reported	$3,110	$11,875

Impairment of intangible asset	479	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	796	--

Adjustment for other severance costs	222	401

Adjustment for acquisition deal costs	1,480	--

Fair market value inventory write-up	155	--

Adjusted Operating Income	$6,242	$12,276

(in thousands, except per share data; unaudited)	Nine Months
			Diluted			Diluted
	FY 2017		EPS	FY 2016		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$2,304		$0.09	$8,054		$0.32

Impairment of intangible asset, inclusive of the income tax effect	335	(1)	0.01	--		--

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	514	(2)	0.02	--		--

Adjustment for other severance costs, inclusive of the income tax effect	164	(3)	0.01	263	(6)	0.01

Adjustment for acquisition deal costs	1,030	(4)	0.04

Fair market value inventory write-up	108	(5)	--	--		--

Adjusted net income and earnings per share	$4,455		$0.17	$8,317		$0.33

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) $144

(2) $282

(3) $58

(4) $450

(5) $47

(6) $138

These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Lighting Segment
(In thousands)	Three Months Ended
	March 31
	2017	2016

Net Sales	$56,039	$49,331
Gross Profit	$12,767	$10,563
Operating Income	$2,759	$1,106

The Company acquired Atlas Lighting Products, Inc. on February 21, 2017. Atlas is a manufacturer of high-quality LED lighting products sold in the electrical distribution market. The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results and in the Lighting Segment results. Atlas contributed $6.7 million to net sales during the third quarter of fiscal 2017 since the date of acquisition.

Lighting Segment net sales of $56,039,000 in the third quarter of fiscal 2017 increased 13.7% from fiscal 2016 same period net sales of $49,331,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $45.8 million in the third quarter of fiscal 2017, representing a $12.1 million or 36.1% increase from fiscal 2016 third quarter net sales of solid-state LED light fixtures of $33.7 million. Net sales of light fixtures having solid-state LED technology accounted for 81.8% of total Lighting Segment net sales in the third quarter of fiscal 2017 compared to 68.3% of total Lighting Segment net sales in the third quarter of fiscal 2016. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from third quarter fiscal 2016 to third quarter fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2017	FY 2016	% Change

First Quarter	$43,146	$37,393	15.4%
Second Quarter	46,137	41,612	10.9%
First Half	89,283	79,005	13.0%
Third Quarter	45,815	33,670	36.1%
Nine Months	$135,098	112,675	19.9%
Fourth Quarter		$42,810
Full Year		$155,485

Gross profit of $12,767,000 in the third quarter of fiscal 2017 increased $2.2 million or 20.9% from the same period of fiscal 2016, and increased from 21.1% to 22.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring, plant closure and related inventory write-down costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $158,000 in the third quarter of fiscal 2017 with no comparable costs in the third quarter of fiscal 2016. The remaining change in the amount of gross profit is due to the net effect of increased product sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, and inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities. Also contributing to the change in gross profit is decreased warranty expense ($0.3 million), decreased supplies expense ($0.1 million), decreased utilities expense ($0.1 million) increased rent expense ($0.1 million), increased depreciation expense ($0.1 million), decreased outside services expense ($0.1 million), and increased customer relations expense ($0.1 million).

Selling and administrative expenses of $10,008,000 in the third quarter of fiscal 2017 increased $0.6 million or 5.8% from the same period of fiscal 2016. The increase is primarily the net result of increased sales commission expense ($1.1 million), a gain on the sale of a facility ($1.4 million), increased wage and benefits expense ($0.4 million), increased bad debt expense ($0.1 million), increased travel expense ($0.1 million), and increased intangible asset amortization expense ($0.2 million).

The Lighting Segment third quarter fiscal 2017 operating income of $2,759,000 increased $1.7 million or 150% from operating income of $1,106,000 in the same period of fiscal 2016. This increase of $1.7 million was primarily the net result of increased net sales, increased gross profit, increased selling and administrative expenses, a gain on the sale of a facility of $1,361,000 and restructuring, plant closure, and related inventory write-down costs of $206,000 with no comparable costs in fiscal 2016.

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. All operations at the Kansas City facility ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $1.4 million before consideration of the restructuring, inventory write-down costs, and gain on the sale of the facility. Realization of such savings started in the third quarter of fiscal 2017.

Graphics Segment
(In thousands)	Three Months Ended
	March 31
	2017	2016

Net Sales	$16,463	$17,236
Gross Profit	$3,506	$4,308
Operating Income (Loss)	$(480)	$1,078

Graphics Segment net sales of $16,463,000 in the third quarter of fiscal 2017 decreased $0.8 million or 4.5% from fiscal 2016 same period net sales of $17,236,000. The $0.8 million decrease in Graphics Segment net sales is the net result of sales to the petroleum / convenience store market ($0.3 million net decrease), sales to the retail grocery market ($0.1 million net decrease), sales to the national retail drug store market ($0.7 million decrease), sales to the quick serve restaurant market ($0.1 million net decrease), sales to the retail market ($0.3 million increase), and changes in volume or completion of several other graphics programs ($0.1 million net increase).

Gross profit of $3,506,000 in the third quarter of fiscal 2017 decreased $0.8 million or 18.6% from the same period of fiscal 2016. Gross profit as a percentage of Graphics Segment net sales (customer plus inter-segment net sales) decreased from 24.6% in the third quarter of fiscal 2016 to 21.0% in the third quarter of fiscal 2017. The Company incurred restructuring and plant closure costs of $185,000 in the third quarter of fiscal 2017 with no comparable costs in the prior year. The remaining change in the amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $0.5 million or 3.7%), a decrease in installation sales (customer plus inter-segment installation sales were down $0.5 million or 21.4%) an increase in the gross profit margin on installation sales, increased shipping and handling costs as a percentage of shipping and handling sales, decreased employee compensation and benefits expense ($0.1 million), decreased supplies expense ($0.1 million), decreased property taxes ($0.2 million), and decreased outside services expense ($0.1 million).

Selling and administrative expenses of $3,986,000 in the third quarter of fiscal 2017 increased $0.8 million or 23.4% from the same period of fiscal 2016 primarily as the net result of increased employee compensation and benefits expense, ($0.4 million), increased outside services expense ($0.1 million), and small net decreases in expense in other categories. Also contributing to the higher selling and administrative expense in the third quarter of fiscal 2017 was an intangible asset impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expense in the prior period of fiscal 2016.

The Graphics Segment third quarter fiscal 2017 operating loss of $(480,000) decreased $1.6 million from operating income of $1,078,000 in the same period of fiscal 2016. The $1.6 million decrease from fiscal 2016 was the net result of decreased net sales, decreased gross profit and decreased gross margin as a percentage of sales, increased selling and administrative expenses, restructuring and plant closure costs of $183,000 with no comparable costs in fiscal 2016, and intangible asset impairment expense of $479,000 with no comparable costs in the same period of fiscal 2016.

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

Technology Segment
(In thousands)	Three Months Ended
	March 31
	2017	2016

Net Sales	$5,654	$4,173
Gross Profit	$2,153	$1,852
Operating Income	$1,386	$984

Technology Segment net sales of $5,654,000 in the third quarter of fiscal 2017 increased $1.5 million or 35.5% from fiscal 2016 same period net sales of $4,173,000. The $1.5 million increase in Technology Segment net sales is primarily the net result of a $0.6 million increase in sales to the transportation market, a $0.7 million increase in sales to the original equipment manufacturing market, and a $0.2 million increase in sales to various other markets. Technology Segment inter-segment sales decreased $0.2 million or 2.3%. While the Technology Segment’s intercompany sales decreased slightly, the support of electronic circuit boards and lighting control systems to the Lighting Segment continues to be core to the strategic growth of the Company.

Gross profit of $2,153,000 in the third quarter of fiscal 2017 increased $0.3 million or 16.3% from the same period in fiscal 2016, and increased from 14.1% to 15.0% as a percentage of net sales (customer plus inter-segment net sales). The $0.3 million increase in gross profit is due to the net effect of increased customer net sales partially offset by decreased inter-segment sales, increased supplies expense ($0.1 million), increased warranty expense ($0.1 million), and other small net increases in expense in other categories.

Selling and administrative expenses of $767,000 in the third quarter of fiscal 2017 decreased $0.1 million or 11.6% from fiscal 2016 selling and administrative expenses of $868,000 primarily as a result of a decrease in research and development expense ($0.1 million), a gain on the sale of assets in fiscal 2016 with no similar costs in fiscal 2017 ($0.1 million increase), and other small net decreases in expense in other categories.

The Technology Segment third quarter fiscal 2017 operating income of $1,386,000 increased $0.4 million or 40.9% from operating income of $984,000 in the same period of fiscal 2016. The $0.4 million increase in operating income was primarily the net result of increased customer net sales, decreased inter-segment sales, increased gross profit, and decreased selling and administrative expenses.

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

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2017	2016

Gross Profit (Loss)	$(27)	$(174)
Operating (Loss)	$(4,439)	$(2,436)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $4,412,000 in the third quarter of fiscal 2017 increased $2.2 million or 95% from the same period of the prior year. The $2.2 million increase in expense is primarily the result of increased employee compensation and benefits expense, ($0.2 million), increased outside service expense ($0.2 million), acquisition costs of $1,480,000 million with no similar expenses in the prior period, and other small net increases in expense in other categories.

Consolidated Results

The Company reported net interest expense of $163,000 in the third quarter of fiscal 2017 as compared to net interest income of $19,000 in the same period of fiscal 2016. Commitment fees related to the unused portions of the Company’s lines of credit and interest income on invested cash are included in both fiscal years. Interest expense related to outstanding debt is included in fiscal 2017. The Company was in a positive cash position and was debt free during the three months ended March 31, 2016 and generated interest income on invested cash. The Company was in a borrowing position beginning on February 21, 2017 primarily as a result of the Atlas Lighting Products, Inc. acquisition.

The $(406,000) income tax benefit in the third quarter of fiscal 2017 represents a consolidated effective tax rate of 43.3%. This is the net result of an income tax rate of 30.4% influenced by certain permanent book-tax differences, a tax benefit related to disqualifying dispositions, and by a benefit related to uncertain income tax positions. The $229,000 income tax expense in the third quarter of fiscal 2016 represents a consolidated effective tax rate of 30.5%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, a tax benefit related to disqualifying dispositions, and a benefit related to uncertain income tax positions.

The Company reported a net loss of $(531,000) in the third quarter of fiscal 2017 as compared to net income of $522,000 in the same period of the prior year. The change in net income is primarily the net result of increased gross profit on higher sales, increased selling and administrative expenses, and an income tax benefit in fiscal 2017 compared to expense in fiscal 2016. Also contributing to the lower net income are pre-tax restructuring, plant closure, and related inventory write-down costs of $404,000 recorded in the third quarter of fiscal 2017 with no comparable costs in fiscal 2016, a gain on the sale of the Kansas City facility of $1,361,000 recorded in the third quarter of fiscal 2017 with no comparable gain in fiscal 2016, acquisition costs of $1,480,000 recorded in the third quarter of fiscal 2017 with no comparable costs in fiscal 2016, and intangible asset impairment expense of $479,000 with no comparable cost in fiscal 2016. Diluted loss per share of $(0.02) was reported in the third quarter of fiscal 2017 as compared to diluted earnings per share of $0.02 in the same period of fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2017 were 25,452,000 shares as compared to 25,700,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO NINE MONTHS ENDED MARCH 31, 2016

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2017	2016

Net Sales	$176,578	$168,007
Gross Profit	$41,928	$41,904
Operating Income	$8,288	$11,970

The Company acquired Atlas Lighting Products, Inc. on February 21, 2017. Atlas is a manufacturer of high-quality LED lighting products sold in the electrical distribution market. The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results and in the Lighting Segment results. Atlas contributed $6.7 million to net sales during the first nine months of fiscal 2017 since the date of acquistion.

Lighting Segment net sales of $176,578,000 in the first nine months of fiscal 2017 increased 5.1% from fiscal 2016 same period net sales of $168,007,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $135.1 million in the first nine months of fiscal 2017, representing a 19.9% increase from first nine months of fiscal 2016 net sales of solid-state LED light fixtures of $112.7 million. Net sales of light fixtures having solid-state LED technology accounted for 76.5% of total Lighting Segment net sales. (See the LED net sales table on page 31.) There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2016 to fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $41,928,000 in the first nine months of fiscal 2017 increased $0.02 million or 0.1% compared to the same period of fiscal 2016, and decreased from 24.6% to 23.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).   The Company incurred restructuring and plant closure costs, including the write-down of inventory, that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $1,272,000 in fiscal 2017 with no comparable costs in fiscal 2016. The Lighting Segment’s gross profit was also favorably influenced by the net effect of increased product net sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, and inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities. Also contributing to the net change in gross profit is decreased employee compensation and benefits expense ($0.7 million), decreased warranty costs ($0.5 million), increased customer relations expense ($0.4 million), increased repairs and maintenance expense ($0.1 million), increased depreciation expense ($0.4 million), increased rent expense ($0.3 million), decreased supplies expense ($0.1 million), and increased outside service expense ($0.1 million).

Selling and administrative expenses of $33,640,000 in the first nine months of fiscal 2017 increased $3.7 million or 12.4% from the same period of fiscal 2016. The $3.7 million increase is primarily the result of increased employee compensation and benefits expense ($0.9 million), increased intangible asset amortization expense ($0.2 million), increased samples expense ($0.1 million), increased outside service expense ($0.1 million), increased sales commission expense ($3.0 million), increased bad debt expense ($0.1 million), increased travel expense ($0.1 million), decreased literature expense ($0.1 million), a loss on the sale of fixed assets ($0.1 million), use tax recorded on current and prior year purchases as a result of a use tax audit ($0.2 million), and small net increases in several other categories. Also contributing to the increase in selling and administrative expenses are restructuring and plant closure costs of $104,000 related to the closure of the Kansas City, Kansas manufacturing facility that were recorded in fiscal 2017 with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1,361,000 with no comparable gain in fiscal 2016.

Lighting Segment nine month fiscal 2017 operating income of $8,288,000 decreased $3.7 million or 30.8% from operating income of $11,970,000 in the same period of fiscal 2016.  This decrease of $3.7 million was the net result of increased net sales, a slight increase in gross profit, increased selling and administrative expenses, restructuring and plant closure costs, and related inventory write-downs of $1.4 million with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1.4 million with no comparable gain in fiscal 2016.

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. All operations at the Kansas City facility ceased prior to December 31, 2016. The Company expects closure of this facility to result in annual net operating profit improvement and cost savings of approximately $1.4 million before consideration of the restructuring, inventory write-down costs, and gain on the sale of the facility. Realization of such savings started in the third quarter of fiscal 2017.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2017	2016

Net Sales	$55,939	$60,772
Gross Profit	$12,864	$16,161
Operating Income	$1,711	$5,271

Graphics Segment net sales of $55,939,000 in the first nine months of fiscal 2017 decreased 8.0% from fiscal 2016 same period net sales of $60,772,000.  The $4.8 million decrease in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($2.7 million net decrease), sales to the retail grocery market ($0.9 million net decrease), sales to the national retailer drug store market ($2.6 million decrease), sales to the quick-service restaurant market ($0.5 million net increase), sales to the retail market ($0.7 million increase), and changes in volume or completion of several other graphics programs ($0.2 million net increase).

Gross profit of $12,864,000 in the first nine months of fiscal 2017 decreased $3.3 million or 20.4% from the same period in fiscal 2016, and decreased from 26.0% to 22.6% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Woonsocket, Rhode Island manufacturing facility of $396,000. The remaining $2.9 million decrease in the amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $3.5 million or 7.3%), a drop in installation sales (customer plus inter-segment installation sales were down $2.3 million or 23.7%) partially offset by higher margins on installation sales, slightly decreased freight expense as a percentage of shipping and handling revenue, increased depreciation expense ($0.3 million), decreased real estate taxes ($0.1 million), decreased supplies expense ($0.1 million), decreased repair and maintenance expense ($0.1 million), decreased outside services ($0.1 million), and decreased compensation and benefits expense ($0.5 million).

Selling and administrative expenses of $11,153,000 in the first nine months of fiscal 2017 increased $0.3 million or 2.4% from the same period of fiscal 2016 primarily as a result of decreased compensation and benefits expense ($0.5 million), increased outside services expense ($0.3 million), increased convention and shows expense ($0.1 million), increased travel expense ($0.1 million), increased supplies expense ($0.1 million), decreased commissions expense ($0.1 million), and other small net decreases in other categories. Also contributing to the higher selling and administrative expense in fiscal 2017 was intangible asset impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expenses in the prior period of fiscal 2016.

Graphics Segment first nine month fiscal 2017 operating income of $1,711,000 decreased $3.6 million or 67.5% from the same period of fiscal 2016 and is the net result of decreased net sales, decreased gross profit and decreased gross profit as a percentage of net sales, restructuring and plant closure costs of $404,000 with no comparable costs in fiscal 2016, and intangible asset impairment expense of $479,000 with no comparable cost in fiscal 2016, and a decrease in other selling and administrative expenses.

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

Technology Segment
(In thousands)	Nine Months Ended
	March 31
	2017	2016

Net Sales	$15,456	$12,573
Gross Profit	$5,704	$6,029
Operating Income	$3,038	$3,320

Technology Segment net sales of $15,456,000 in the first nine months of fiscal 2017 increased $2.9 million or 22.9% from fiscal 2016 same period net sales of $12,573,000.  The $2.9 million increase in Technology Segment net sales is primarily the net result of a $0.2 million increase in sales to the medical market, a $2.2 million increase in sales to the transportation market, a $0.6 million increase in sales to original equipment manufacturers, and a $0.1 million decrease in sales to the telecommunication market. Technology Segment inter-segment sales decreased $1.4 million or 5.1%. While the Technology Segment’s intercompany sales decreased, the support of electronic circuit boards and lighting control systems to the Lighting Segment continues to be core to the strategic growth of the Company.

Gross profit of $5,704,000 in the first nine months of fiscal 2017 decreased $0.3 million or 5.4% from the same period of fiscal 2016, and decreased from 15.1% to 13.8% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring charges of $0.2 million related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. The remaining $0.1 million decrease in amount of gross profit is due to the net effect of increased customer net sales, partially offset by decreased inter-segment sales, increased employee compensation and benefits expense ($0.3 million), increased supplies expense ($0.4 million), increased warranty expense ($0.3 million), decreased rent expense ($0.1 million), and decreased outside services expense ($0.2 million).

Selling and administrative expenses of $2,666,000 in the first nine months of fiscal 2017 decreased $43,000 or 1.6% from the same period of fiscal 2016. The decrease in selling and administrative expenses is the net result of an increase in employee compensation and benefits expense ($0.1 million), an increase in outside services expense ($0.1 million), a decrease in research and development expense ($0.3 million), and a gain on the sale of assets in fiscal 2016 with no comparable gain in fiscal 2017 ($0.1 million increase).

Technology Segment nine month fiscal 2017 operating income of $3,038,000 decreased $0.3 million or 8.5% from operating income of $3,320,000 in the same period of fiscal 2016. The decrease of $0.3 million was the net result of increased net customer sales, decreased inter-segment sales, restructuring costs in fiscal 2017 with no comparable costs in fiscal 2016, and decreased gross profit.

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

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2017	2016

Gross Profit (Loss)	$145	$(270)
Operating (Loss)	$(9,927)	$(8,686)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $10,072,000 in the first nine months of fiscal 2017 increased $1.7 million or 19.7% from the same period of the prior year. The $1.7 million change in administrative expenses is primarily the net result of decreased employee compensation and benefits expense ($1.1 million), an increase in legal expense ($0.1 million), decreased depreciation expense ($0.1 million), increased research and development expense ($0.3 million), increased telephone expense ($0.1 million), increased outside services expense ($0.2 million), increased director’s fees ($0.2 million), a change in the allocation of corporate expense to the operating units ($0.2 million increase), and several small net increases in various other expenses. Also contributing to the increased administrative expenses are acquisition costs of $1,480,000 recorded in fiscal 2017 and restructuring costs of $0.1 million recorded in fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. These restructuring expenses were primarily for severance costs for employees located in the Beaverton, Oregon facility that were previously included in corporate research and development expenses.

Consolidated Results

The Company reported net interest expense of $129,000 in the first nine months of fiscal 2017 as compared to net interest income of $27,000 in the same period of fiscal 2016. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years. The Company was in a positive cash position and was debt free for the nine months ended March 31, 2016 and generated interest income on invested cash. The Company was in a borrowing position beginning on February 21, 2017 primarily as a result of the Atlas Lighting Products acquisition.

The $677,000 income tax expense in the first nine months of fiscal 2017 represents a consolidated effective tax rate of 22.7%. This is the net result of an income tax rate of 30.4% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, a tax benefit related to disqualifying dispositions, and by a favorable adjustment to a deferred tax asset. The $3,848,000 income tax expense in the first nine months of fiscal 2016 represents a consolidated effective tax rate of 32.3%. This is the net result of an income tax rate of 34.5% influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the retroactive reinstatement of the R&D tax credit, a tax benefit related to disqualifying dispositions, and by a benefit related to uncertain income tax positions.

The Company reported net income of $2,304,000 in the first nine months of fiscal 2017 compared to net income of $8,054,000 in the same period of the prior year.  The $5.8 million decrease in net income is primarily the net result of increased net sales, decreased gross profit, increased operating expenses, restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2016, intangible asset impairment expense in fiscal 2017 with no comparable cost in fiscal 2016, and lower income tax expense in fiscal 2017 compared to fiscal 2016.  Diluted earnings per share of $0.09 was reported in the first nine months of fiscal 2017 as compared to diluted earnings per share of $0.32 in the same period of fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2017 was 25,909,000 shares as compared to 25,494,000 shares in the same period last year.

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

The March 31, 2017 balance sheet includes the acquisition Atlas Lighting Products, whereas Atlas was not included in the June 30, 2016 balance sheet. With respect to the Consolidated Statement of Cash flows, fiscal 2017 amounts include Atlas’ changes in its balance sheet from the February 21, 2017 acquisition date to March 31, 2017.

At March 31, 2017, the Company had working capital of $67.0 million, compared to $88.5 million at June 30, 2016. The ratio of current assets to current liabilities was 2.68 to 1 as compared to a ratio of 3.26 to 1 at June 30, 2016. The $21.5 million decrease in working capital from June 30, 2016 to March 31, 2017 was primarily related to the net effect of decreased cash and cash equivalents ($29.5 million), increased net accounts receivable ($1.8 million), increased net inventory ($4.3 million), a decrease in accrued expenses ($1.5 million), an increase in other current assets ($0.9 million), an increase in refundable income taxes ($0.1 million), an increase in accounts payable ($2.1 million), and assets held for sale of $1.5 million at March 31, 2017. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $12.9 million of cash from operating activities in the first nine months of fiscal 2017 as compared to $15.2 million in the same period of the prior year. This $2.3 million decrease in net cash flows from operating activities is primarily the net result of a smaller decrease in net accounts receivable (unfavorable change of $0.3 million), a smaller decrease in accounts payable (favorable change of $2.2 million), an increase rather than a decrease in customer prepayments (favorable change of $0.5 million), a decrease rather than an increase in net inventory (favorable change of $7.3 million), an decrease rather than an increase in accrued expenses and other (unfavorable change of $5.9 million), a smaller increase in refundable income taxes (favorable change of $0.4 million), a greater increase in net deferred tax assets (unfavorable change of $0.8 million), a decrease in stock compensation expense (unfavorable change of $0.1 million), a decrease in the deferred compensation liability (unfavorable change of $0.1 million), an increase in depreciation and amortization expense (favorable change of $0.8 million), fixed asset impairment and accelerated depreciation with no comparable events in the prior year (favorable change of $0.4 million), intangible asset impairment with no comparable events in the prior year (favorable change of $0.5 million), a gain on the sale of a building in fiscal 2017 with no comparable event in fiscal 2016 (unfavorable change of $1.4 million), a loss compared to a gain on the sale of fixed assets (favorable change of $0.1 million), and a decrease in net income (unfavorable change of $5.8 million).

Net accounts receivable were $48.8 million and $47.0 million at March 31, 2017 and June 30, 2016, respectively. DSO increased to 52 days at March 31, 2017 compared to 47 days at June 30, 2016. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $48.5 million at March 31, 2017 increased $4.3 million from $44.1 million at June 30, 2016. The increase of $4.3 million is the result of an increase in gross inventory of $4.1 million and an increase of obsolescence reserves of $0.2 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, a net inventory decrease occurred in the first nine months of fiscal 2017 in the Lighting Segment of approximately $4.0 million, which was offset by the added inventory from the acquisition of Atlas Lighting Products. Graphics Segment net inventory decreased approximately $0.1 million. Technology Segment inventory remained constant.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $44.2 million of the credit line available as of April 27, 2017. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2017 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $95.5 million related to investing activities in the first nine months of fiscal 2017 as compared to a use of $8.3 million in the same period of the prior year, resulting in an unfavorable change of $87.2 million. Capital expenditures in the first nine months of fiscal 2017 decreased $4.9 million to $3.5 million from the same period in fiscal 2016. The largest components of the fiscal 2017 capital expenditures are equipment and building improvements related to the Company’s Lighting and Graphics Segments and computer hardware and software related to Corporate Administration. The Company acquired Atlas Lighting Products in the third quarter of fiscal 2017, which used cash of $95.1 million.

The Company provided $53.1 million of cash related to financing activities in the first nine months of fiscal 2017 compared to a source of cash of $0.4 million in the first nine months of fiscal 2016. The $52.7 million favorable change in cash flow was the net result of borrowings in excess of payments of long term debt of $54.8 million, an increase in dividends paid to shareholders (unfavorable change of $0.8 million), and a decrease in the exercise of stock options in the first nine months of fiscal 2017 (unfavorable change of $1.2 million).

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements, except for various operating leases.

Cash Dividends

In April 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 16, 2017 to shareholders of record as of May 8, 2017. The indicated annual cash dividend rate for fiscal 2017 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard. However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete. While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal year 2021. The Company is evaluating the impact the amended guidance will have on its financial statements.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 to 1/31/17	1,835	$8.69	1,835	(1)
2/1/17 to 2/28/17	1,627	$9.85	1,627	(1)
3/1/17 to 3/31/17	2,386	$10.05	2,386	(1)
Total	5,848	$9.57	5,848	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At March 31, 2017, the Plan held 255,119 common shares of the Company and had distributed 299,474 common shares.

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
May 8, 2017