Form 10-K
period 2017-06-30
LSI INDUSTRIES INC
filed 2017-09-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017.

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☑

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $244,069,995 based upon a closing sale price of $9.74 per share as reported on The NASDAQ Global Select Market.

At August 27, 2017 there were 25,507,466 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2017 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used.  Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made.  Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control.  These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, failure of an acquisition or acquired company to achieve its plans or objectives generally, unexpected difficulties in integrating acquired businesses, the ability to retain key employees, unfavorable economic and market conditions, the results of asset impairment assessments, the ability to maintain an effective system of internal control over financial reporting, the ability to remediate any material weaknesses in internal control over financial reporting and any other risk factors that are identified herein.  You are cautioned to not place undue reliance on these forward-looking statements.  In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference.  The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.   BUSINESS

Our Company

We are a customer-centric company that positions itself as a value-added, trusted partner in developing superior image solutions through our lighting, graphics, and technology capabilities. Our products and services include digital signage, printed and structural graphics, and electrical signage capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services including engineering, installation, and project management. We also provide graphics and lighting products on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships, located primarily in the United States. We seek to expand our market share in the traditional commercial / industrial lighting market by combining our LED product innovation and lighting control solutions utilizing the latest technology along with a strong emphasis on high service levels and market focused solutions. Our solutions are targeted at both renovation and new construction markets. We design and develop most aspects of the solid-state LED lighting, from the electronic circuit board, to the software to drive and control the LEDs, to the structure of the LED product. We also provide a variety of lighting control solutions which allow our customers to reduce energy and maintenance costs. In addition to designing and producing printed graphics and structural graphics, we design and integrate our digital signage offering where customers are provided a turnkey solution that includes design, software, hardware content development, implementation, service and support.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $5.7 million in fiscal 2017, and $5.5 million in fiscal 2016, and $5.6 million in fiscal 2015. We develop and manufacture lighting including solid-state LED lighting, lighting control systems, and graphics and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Representative customers include BP, Chevron Texaco, ExxonMobil, Shell, Burger King, Dairy Queen, Taco Bell, Wendy’s, Best Buy, CVS Caremark, Phillips 66, Target Stores, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, Toyota, Sports Clips, AAA, Panda Express, and SunTrust Bank. We service our customers at the corporate, franchise and local levels.

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

Our business is organized as follows: the Lighting Segment, which represented 72% of our fiscal 2017 net sales; the Graphics Segment, which represented 22% of our fiscal 2017 net sales; and the Technology Segment, which represented 6% of our fiscal 2017 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 46 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2017	2016	2015
Lighting Segment	$239,005	$226,889	$219,920
Graphics Segment	72,395	77,968	67,152
Technology Segment	19,992	17,339	20,744
All Other Category	--	--	41

Total Net Sales	$331,392	$322,196	$307,857

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

Lighting Segment net sales of $239,005,000 in fiscal 2017 increased 5.3% from fiscal 2016 net sales of $226,889,000. Fiscal 2017 Lighting Segment net sales include $17.8 million of net sales of Atlas Lighting Products, which was acquired in February 2017. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $186.5 million in fiscal 2017 (78.0% of total lighting net sales), representing a $31.0 million or 20.0% increase from fiscal 2016 net sales of solid-state LED light fixtures of $155.5 million (68.5% of total Lighting net sales). The trend of a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) continued from fiscal 2016 to fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology. The market shift from fluorescent lighting to LED lighting was the basis for management’s decision to close its Kansas City facility which produced fluorescent lighting.

Graphics Segment

Our Graphics Segment manufactures and sells exterior and interior visual image elements related to signage and graphics, including integrated digital signage solutions. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market, quick-service restaurant, grocery, and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with corporations and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics and ACM systems, electrical signage, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, prototype program graphics, video boards, and digital signage and media content management. Our Company also manages and executes the implementation of large rollout programs.

Graphics Segment net sales of $72,395,000 in fiscal 2017 decreased $5.6 million or 7.1% from fiscal 2016 net sales of $77,968,000.  The $5.6 million decrease in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($2.3 million net decrease), sales to the national drug store market ($3.0 million decrease), sales to the quick-service restaurant market ($0.5 million net increase), sales to the retail market ($1.2 million increase), sales to the retail grocery market ($1.5 million decrease), and changes in volume to several other markets ($0.5 million decrease).

Technology Segment

Our Technology Segment designs, engineers, and manufactures electronic circuit boards, assemblies, and lighting controls. Applications for these products include, but are not limited to, OEM, transportation, commercial, industrial, and medical markets.  This segment also has significant inter-segment sales to the Lighting Segment to support that segment’s customer sales of solid-state LED lighting and lighting controls.

Technology Segment net customer sales of $19,992,000 in fiscal 2017 increased 15.3% from fiscal 2016 net sales of $17,339,000. The $2.7 million increase in Technology Segment net sales is primarily the net result of a $1.7 million increase in sales to the transportation market, a $0.8 million increase in sales to original equipment manufacturers, and a $0.2 million net increase in sales to various other markets. The decrease in net customer sales is due to the cyclic nature of the markets the Company serves in this segment. While net customer sales increased, the Technology Segment inter-company sales of electronic circuit boards and lighting control systems to the Lighting Segment decreased $1.8 million or 4.9%.

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

Commitment to Continuous Improvement. We are committed to a philosophy of continuous improvement through the LSI Business System, which is a Lean Management System utilizing Kaizen events and lean tools to identify and eliminate waste and increase customer satisfaction with the ultimate goal to improve shareholder value.

Sales, Marketing and Customers

Sales: Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Australia, and Latin America (about 3.1% of consolidated net sales are outside the United States) using a combination of regional sales managers and independent sales representatives serving primarily the commercial / industrial market along with several of the other markets we serve. LSI has traditionally been a project based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. With the recent acquisition of Atlas, we now market and sell standard product to stocking distributors, who subsequently provide product to electrical contractors and end users for a variety of lighting applications. Our graphics products, which in many instances are program-driven, are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, franchise and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the ultimate goals to turn them into orders from our customers. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months.

Marketing: The capabilities of our Image Center, Innovation Center, Inspiration Center, and iZone Marketing Center are important parts of our sales process. These four centers, unique within the lighting and graphics industry, are facilities that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The i-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that the capabilities of these marketing centers contribute to the development of the best solution for our customers’ needs.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel and aluminum poles, wire harnesses, acrylic and glass lenses, inks, various graphics substrates such as foam board and vinyls, and digital screens.  We source these materials and components from a variety of suppliers.  Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged.  We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers.  The Company experienced rapid and significant material price inflation in the range of 5.0% to 6.0% in fiscal 2017 driven by increases in several key commodities. Material inflation has stabilized at these higher price levels in the first few months of fiscal 2018 and we expect these elevated levels to continue in the short term. Our Lighting operations generally carry a certain level of sub-assemblies finished goods inventory to meet quick delivery requirements. Most lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory.  In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.  The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Our Technology Segment operations purchase electronic components from multiple suppliers and manufacture custom electronic circuit boards and lighting control systems. Most products are made to order and, as a result, these operations do not carry very many finished goods.

We currently operate out of ten manufacturing facilities in six U.S. states.

A majority of our operations received ISO 9001:2015 Certification thru ANAB (Cert# 5369-Eagle Registrations Inc.), with plans to seek additional certifications in future years. Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

Goodwill and Intangible Asset Impairment

There was no impairment of the Company’s goodwill or indefinite-lived intangible assets in fiscal 2016 or 2015. The Company recorded a $479,000 impairment of a finite-lived intangible asset in the Graphics Segment in fiscal 2017.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $30.2 million and $29.1 million at June 30, 2017 and 2016, respectively. All orders are expected to be shippable or installed within twelve months.

We have 1,232 full-time employees and 113 agency employees as of June 30, 2017. We offer a comprehensive compensation and benefits program to most employees, including competitive wages, a cash-based incentive plan that is based upon the achievement of the Company’s business plan goals, a 401(k) retirement savings plan, a nonqualified deferred compensation plan (for certain employees), an equity compensation plan, and medical and dental insurance.

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

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, LEDs, electronic components, light bulbs and fluorescent tubes, lighting ballasts, sockets, wire harnesses, plastic lenses, glass lenses, vinyls, inks, and corrugated cartons. Materials comprise the largest component of costs, representing approximately 60% and 58% of the cost of sales in 2017 and 2016, respectively. While we have multiple sources of supply for most of our material requirements, significant shortages could disrupt the supply of raw materials. Further significant increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse effect on our business.

Approximately 30% of our net sales in fiscal year 2017 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

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

We have pursued and will continue to seek potential acquisitions, at the appropriate time, to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial non-cash impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If there were to be a decline in our market capitalization and/or a decline in estimated forecasted discounted cash flows, there could be an impairment of the goodwill and intangible assets. A non-cash impairment charge could be material to the earnings of the reporting period in which it is recorded.

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

A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.

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

The costs of litigation and compliance with environmental regulations, if significantly increased, could have an adverse effect on our operating profits.

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

The Company takes a conservative approach when extending credit to its customers. Customers are granted an appropriate credit limit based upon the due diligence performed on the customer which includes, among other things, the review of the company’s financial statements and banking information, various credit checks, and payment history the customer has with the Company. At any given time, the Company can have a significant amount of credit exposure with its larger customers. While the Company is frequently monitoring its outstanding receivables with its customers, the likelihood does exist that a customer with large credit exposure is unable to make payment on its outstanding receivables which could result in a significant write-off of accounts receivable.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company operates ten facilities and has one vacant facility held for sale:

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Industries pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Industries technology center	9,000 sq. ft.	Cincinnati, OH	Leased

4)	LSI Industries lighting assembly	12,000 sq. ft.	Hawthorne, CA	Leased

5)	LSI Metal Fabrication manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

6)	LSI Integrated Graphics office; screen printing manufacturing; and architectural graphics manufacturing	141,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

7)	Grady McCauley office and manufacturing	212,000 sq. ft. (includes 22,000 sq. ft. of office space)	North Canton, OH	Owned

8)	LSI Lightron office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

9)	LSI ADL Technology office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

10)	Atlas Lighting Products office and manufacturing	336,000 sq. ft. (included 60,000 sq. ft. of office space)	Burlington, NC	Leased

11)	LSI Retail Graphics office and manufacturing	33,000 sq. ft. (includes 5,000 sq. ft. of office space)	Woonsocket, RI	Owned (b)

(a)	The land at this facility is leased and the building is owned.
(b)	This facility is vacant and is currently offered for sale.

The Company considers these ten operating facilities, excluding the Woonsocket facility (total of 1,398,000 square feet) adequate for its current level of operations.

ITEM 3.   LEGAL PROCEEDINGS

 See Note 13 of Notes to the Consolidated Financial Statements beginning on page 60 of this Form 10-K

ITEM 4.   MINE SAFETY DISCLOSURES

 None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Common share information appears in Note 19 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page 65 of this Form 10-K.  Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page 66 of this Form 10-K.  LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2017 was $0.20 per share.

At August 30, 2017, there were approximately 630 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

In connection with the acquisition of Atlas on February 21, 2017 LSI issued to sellers of Atlas warrants to purchase an aggregate of 200,000 shares of the Company’s Common Stock at an exercise price of $9.95 per share expiring February 2022. The warrants were issued pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof.

(b)

The Company does not purchase into treasury its own common shares for general purposes. However, the Company does purchase its own common shares, through a Rabbi Trust, as investments of employees/participants of the LSI Industries Inc. Nonqualified Deferred Compensation Plan. Purchases of Company common shares for this Plan in the fourth quarter of fiscal 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
4/1/17 to 4/30/17	1,766	$9.05	1,766	(1)
5/1/17 to 5/31/17	1,833	$8.72	1,833	(1)
6/1/17 to 6/30/17	1,845	$8.75	1,845	(1)
Total	5,444	$8.84	5,444	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company’s Nonqualified Deferred Compensation Plan, which does not contemplate a limit on shares to be acquired or acquired into this plan.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2017 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2012 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

“Selected Financial Data” begins on page 66 of this Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 19 through 33 of this Form 10-K.

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

The Company’s $100,000,000 line of credit is subject to interest rate fluctuations, should the Company borrow certain amounts on this line of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, electronic components, power supplies, powder paint, wire harnesses, plastic and glass lenses, vinyls, inks, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Other than the possibility of industry-wide supply shortages, the Company has not experienced any significant supply problems in recent years.   Price risk for these materials is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2017, the raw material component of cost of goods sold subject to price risk was approximately $150 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases. In fiscal 2017, the Company announced price increases for all lighting and pole products in order to attempt to offset the rapid and significant material price inflation across several commodities. While the Company experienced material price inflation of 5% to 6%, price increases with customers has not fully offset the commodity price increases. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has essentially no foreign currency risk as all operations are conducted in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found in Note 19 of the accompanying consolidated financial statements.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

The Company acquired Atlas Lighting Products, Inc. (“Atlas”) on February 21, 2017. Management excluded Atlas from its evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2017. Atlas represented 39% of the Company’s total consolidated assets as of June 30, 2017, and 5% of the Company’s total consolidated sales for the fiscal year ended June 30, 2017.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 9A. See Management’s Report On Internal Control Over Financial Reporting on page 34.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 16, 2017, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 16, 2017, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2017.

(c)
Number of securities
	(a)		remaining available
	Number of securities to	(b)	for future issuance
	be issued upon	Weighted average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,453,023	$9.22	2,188,509
Equity compensation plans not approved by security holders	—	$—	—
Total	3,453,023	$9.22	2,188,509

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

10.1	Third Amendment to Loan Documents dated February 21, 2017 between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 42 to LSI’s Form 8-K filed February 21, 2017).

10.2

Stock Purchase Agreement dated as of February 21, 2017 among LSI Industries Inc., James Hewes Bennett, Rector Samuel Hunt III and Atlas Lighting Products, Inc. (incorporated by reference to Exhibit 21 to LSI’s Form 8-K filed February 21, 2017).

10.9	*	LSI Industries Inc. 401(k) Retirement Savings Plan (Amended and Restated as of July 1, 2017)

10.10	*	LSI Industries Inc. 2003 Equity Compensation Plan (Amended and Restated through November 19, 2009) (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed November 19, 2009).

10.11	*	Amended and Restated 2012 Stock Incentive Plan as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed February 3, 2017).

10.12	*

Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.13	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed February 5, 2015).

10.14	*	Amended Agreement dated January 25, 2005 with James P. Sferra (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed January 27, 2005).

10.15	*	Amendment to Amended Agreement dated September 16, 2014 between LSI Industries Inc. and James P. Sferra (incorporated by reference to Exhibit 10.15 to LSI’s Form 10-K filed September 8, 2015).

10.16	*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.17	*	Amended and Restated Employment Agreement between Dennis W. Wells and LSI (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed February 27, 2017).

10.18	*

Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of February 24, 2017 between LSI Industries Inc. and Dennis W. Wells (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed February 27, 2017).

10.20	*	Change of Control Policy (incorporated by reference to Exhibit 10 to LSI’s Form 8-K filed October 3, 2011).

10.23	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed July 6, 2015).

10.24	*	Form of Nonqualified Stock Option Award Agreement - Service-Based (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed July 6, 2015).

10.25	*	Form of Nonqualified Stock Option Award Agreement – Performance-Based (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed July 6, 2015).

10.26	*	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed July 6, 2015).

10.27	*	Form of Warrant Agreement issued by LSI Industries Inc. (incorporated by reference to Exhibit 4.1 to LSI’s Form 8-K filed February 21, 2017).

10.28	*	LSI Industries Inc. Long Term Incentive Plan FY2017 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed July 5, 2016).

10.29	*	LSI Industries Inc. Short Term Incentive Plan FY2017 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 22, 2016).

10.30	*	Form of Indemnification Agreement between LSI and certain indemnities (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed June 23, 2016).

14	Code of Ethics (incorporated by reference to exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

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

LSI INDUSTRIES INC.

September 8, 2017	BY:	/s/ Dennis W. Wells
Date		Dennis W. Wells
Chief Executive Officer and President

We, the undersigned directors and officers of LSI Industries Inc. hereby severally constitute Dennis W. Wells and James E. Galeese, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ITEM 16. FORM 10-K SUMMARY

Not included.

Signature	Title

/s/ Dennis W. Wells	Chief Executive Officer and President; Director
Dennis W. Wells	(Principal Executive Officer)
Date: September 8, 2017

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 8, 2017

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 8, 2017

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 8, 2017

/s/ Gary P. Kreider	Chairman of the Board of Directors
Gary P. Kreider
Date: September 8, 2017

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 8, 2017

/s/ James P. Sferra	Director
James P. Sferra
Date: September 8, 2017

/s/ John K. Morgan	Director
John K. Morgan
Date: September 8, 2017

/s/ Robert A. Steele	Director
Robert A. Steele
Date: September 8, 2017

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

Net Sales by Business Segment

(In thousands)	2017	2016	2015
Lighting Segment	$239,005	$226,889	$219,920
Graphics Segment	72,395	77,968	67,152
Technology Segment	19,992	17,339	20,744
All Other Category	--	--	41
Total Net Sales	$331,392	$322,196	$307,857

Operating Income (Loss) by Business Segment

(In thousands)	2017	2016	2015
Lighting Segment	$10,566	$15,785	$14,775
Graphics Segment	2,439	5,246	952
Technology Segment	3,885	4,028	3,153
All Other Category	--	--	(183)
Corporate and Eliminations	(13,281)	(11,103)	(11,164)
Total Operating Income	$3,609	$13,956	$7,533

Summary Comments

Fiscal 2017 net sales of $331,392,000 increased $9.2 million or 2.9% as compared to fiscal 2016 net sales of $322,196,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $12.1 million or 5.3%) and the Technology Segment (up $2.7 million or 15.3%). Net sales were unfavorably influenced by net sales of the Graphics Segment (down $5.6 million or 7.1%). The Company acquired Atlas Lighting Products, Inc. (Atlas) on February 21, 2017. Atlas is a manufacturer of high-quality LED lighting products sold in the electrical distribution market. The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results in the Lighting Segment results. Atlas contributed $17.8 million to net sales during fiscal 2017 since the date of acquisition.

Fiscal 2017 operating income of $3,609,000 decreased 74.1% from operating income of $13,956,000 in fiscal 2016. The $10.3 million decrease in operating income was the net result of increased net sales, a decrease in gross profit and a decrease in gross profit as a percentage of net sales from 26.0% in fiscal 2016 to 24.7% in fiscal 2017, an increase in selling and administrative expenses, restructuring and plant closure costs as well as acquisition deal costs in fiscal 2017 with no comparable events in fiscal 2016, and an intangible asset impairment in fiscal 2017.

Fiscal 2016 net sales of $322,196,000 increased $14.3 million or 4.7% as compared to fiscal 2015 net sales of $307,857,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.0 million or 3.2%), the Graphics Segment (up $10.8 million or 16.1%) and the Technology Segment (down $3.4 million or 16.4%).

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

The Company recorded intangible asset impairment expense in the Graphics Segment in fiscal 2017 totaling $479,000. There was no intangible asset impairment expense in fiscal 2015 or 2016. There was no goodwill impairment expense in fiscal 2015, 2016, or 2017.

Fiscal 2017 net sales of LED lighting products of $186,532,000 in the Lighting Segment were up $31.0 million or 20.0% from the fiscal 2016 net sales of LED lighting products. Fiscal 2016 net sales of LED lighting products of $155,485,000 in the Lighting Segment were up $24.1 million or 18.4% from the fiscal 2015 net sales of LED lighting products.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2017, 2016 and 2015 fiscal years reported in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). We adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs, along with severance costs, intangible asset impairment expense, acquisition deal costs, and fair market value inventory adjustments, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP financial measures to operating income, net income, and adjusted diluted earnings per share for the periods indicated.

(In thousands; unaudited)	FY 2017	FY 2016	FY 2015

Reconciliation of operating income to adjusted operating income:

Operating income as reported	$3,609	$13,956	$7,533

Adjustment for impairment of intangible asset	479	—	—

Adjustment for restructuring, plant closure costs, and related inventory write-downs (includes sale of the Kansas City facility – See Note 15)	897	—	—

Adjustment for other severance costs	506	469	1,083

Adjustment for acquisition deal costs	1,608	—	—

Adjustment for fair market value inventory write-up	155	—	—

Adjustment for a self-insured death benefit expense	—	—	1,000

Adjustment for the gain on sale of a manufacturing facility	—	—	(343)

Adjustment for the loss on sale of a subsidiary	—	—	565

Adjusted operating income	$7,254	$14,425	$9,838

	FY 2017			FY 2016			FY 2015
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS

Reconciliation of net income (loss) to adjusted net income:

Net income as reported	$3,000		$0.12	$9,482		$0.37	$5,151		$0.21

Adjustment for impairment of intangible asset	335	(1)	0.01	—		—	—		—

Adjustment for restructuring, plant closure costs, and related inventory write-downs, inclusive of the income tax effect (See Note 11)	81	(2)	—	—		—	—		—

Adjustment for severance costs, inclusive of the income tax effect	347	(3)	0.01	318	(4)	0.01	691	(5)	0.03

Adjustment for acquisition deal costs, inclusive of the income tax effect	1,103	(6)	0.04	—		—	—		—

Adjustment for fair market value inventory write-up, inclusive of the income tax effect	108	(7)	—	—		—	—		—

Adjustment for self-insured death benefit expense, inclusive of the income tax effect	—		—	—		—	637	(8)	0.03

Adjustment for the gain on the sale of a manufacturing facility, inclusive of the income tax effect	—		—	—		—	(224	)(9)	(0.01

Adjustment for the loss on sale of a subsidiary, inclusive of the income tax effect	—		—	—		—	565	(10)	0.02

Income tax effect of utilization of a long-term capital loss	—		—	—		—	(101	)(11)	0.00

Adjusted net income and earnings per share	$4,974		$0.19	$9,800		$0.38	$6,719		$0.27

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1)	$144
(2)	$816
(3)	$159
(4)	$151
(5)	$392
(6)	$505
(7)	$47
(8)	$363
(9)	($119)
(10)	$0
(11)	$0

Results of Operations

2017 Compared to 2016

Lighting Segment

(In thousands)	2017	2016

Net Sales	$239,005	$226,889
Gross Profit	$57,241	$56,674
Operating Income	$10,566	$15,785

The Company acquired Atlas Lighting Products, Inc. (Atlas) on February 21, 2017. Atlas is a manufacturer of high-quality LED lighting products sold in the electrical distribution market. The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results and in the Lighting Segment results. Atlas contributed $17.8 million to net sales during fiscal 2017 since the date of acquisition.

Lighting Segment net sales of $239,005,000 in the fiscal 2017 increased 5.3% from fiscal 2016 net sales of $226,889,000. While Lighting Segment net sales increased, net sales excluding Atlas decreased $5.7 million or 2.5% from fiscal 2016. The overall market for lighting products is soft, particularly in the second half of fiscal 2017. The softness in the lighting market has continued into the first few months of fiscal 2018. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $186.5 million in fiscal 2017, representing a $31.0 million or 20.0% increase from fiscal 2016 net sales of solid-state LED light fixtures of $155.5 million. Net sales of light fixtures having solid-state LED technology accounted for 78.0% of total Lighting Segment net sales in fiscal 2017 compared to 68.5% of total Lighting Segment net sales in fiscal 2016. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2016 to fiscal 2017 as customers converted from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales

(In thousands)	FY 2017	FY 2016	% change (FY 17 vs FY 16)	FY 2015	% change (FY 16 vs FY 15)

First Quarter	$43,146	$37,393	15.4%	$29,607	26.3%
Second Quarter	46,137	41,612	10.9%	37,068	12.3%
First Half	89,283	79,005	13.0%	66,675	18.5%
Third Quarter	44,946	33,670	33.5%	29,498	14.1%
Nine Months	134,229	112,675	19.1%	96,173	17.2%
Fourth Quarter	52,303	42,810	22.2%	35,175	21.7%
Full Year	$186,532	$155,485	20.0%	$131,348	18.4%

Gross profit of $57,241,000 in fiscal 2017 increased $0.6 million or 1.0% from fiscal 2016, and decreased from 24.7% to 23.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs, including the write-down of inventory, that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $1,325,000 in fiscal 2017 with no comparable costs in fiscal 2016. The Lighting Segment’s gross profit was also influenced by the net effect of increased product net sales, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, and rapid and significant inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities. In fiscal 2017, the Company announced price increases for all lighting and pole products in order to attempt to offset the rapid and significant material price inflation across several commodities. While the Company experienced material price inflation of 5% to 6%, price increases with customers has not fully offset the commodity price increases. Also contributing to the net change in gross profit is decreased employee compensation and benefits expense ($1.2 million), decreased warranty costs ($0.3 million), increased customer relations expense ($0.5 million), increased depreciation expense ($0.6 million), increased rent expense ($0.5 million), decreased supplies expense ($0.1 million), and decreased outside service expense ($0.4 million).

Selling and administrative expenses of $47,932,000 in fiscal 2017 increased $7.0 million or 17.2% from fiscal 2016. The $7.0 million increase is primarily the result of increased employee compensation and benefits expense ($1.5 million), increased intangible asset amortization expense due to the increase in intangible assets resulting from the acquisition of Atlas ($0.8 million), increased samples expense ($0.2 million), increased outside service expense ($0.2 million), increased sales commission expense ($3.1 million), increased bad debt expense ($0.2 million), increased supplies expense ($ 0.1 million), decreased convention expense ($0.1 million), an increase in audit fees ($0.1 million), a loss on the sale of fixed assets ($0.1 million), an increase in research and development expense ($0.3 million), use tax recorded on current and prior year purchases as a result of a use tax audit ($0.2 million), and small net increases in several other categories ($0.3 million). Also contributing to the increase in selling and administrative expenses are restructuring and plant closure costs of $104,000 related to the closure of the Kansas City, Kansas manufacturing facility that were recorded in fiscal 2017 with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1,361,000 with no comparable gain in fiscal 2016.

The Lighting Segment fiscal 2017 operating income of $10,566,000 decreased $5.2 million or 33.1% from operating income of $15,785,000 in fiscal 2016.   The decrease of $5.2 million was the net result of increased net sales, an increase in gross profit, increased selling and administrative expenses, restructuring and plant closure costs, and related inventory write-downs of $1.4 million with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1.4 million with no comparable gain in fiscal 2016.

Graphics Segment

(In thousands)	2017	2016

Net Sales	$72,395	$77,968
Gross Profit	$17,113	$19,526
Operating Income	$2,439	$5,246

Graphics Segment net sales of $72,395,000 in fiscal 2017 decreased $5.6 million or 7.1% from fiscal 2016 net sales of $77,968,000.  The markets that the Graphics Segment serves were soft as evidenced by the decline in several key markets described below. The softness in these markets has continued into the first few months of fiscal 2018. The $5.6 million decrease in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($2.3 million net decrease), sales to the national drug store market ($3.0 million decrease), sales to the quick-service restaurant market ($0.5 million net increase), sales to the retail market ($1.2 million increase), sales to the retail grocery market ($1.5 million decrease), and changes in volume to several other markets ($0.5 million decrease).

Gross profit of $17,113,000 in fiscal 2017 decreased $2.4 million or 12.4% from fiscal 2016, and decreased from 24.5% to 23.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Woonsocket, Rhode Island manufacturing facility of $444,000. The remaining $1.9 million decrease in the amount of gross profit is due to the net effect of decreased net product sales (customer plus inter-segment net product sales were down $6.2 million or 7.8%), significant inflationary pressures in several key commodities, a drop in customer installation sales related to the Company’s traditional graphics of $5.5 million partially offset by higher margins on installation sales, slightly decreased freight expense as a percentage of shipping and handling revenue, increased depreciation expense ($0.3 million), decreased real estate taxes ($0.1 million), decreased supplies expense ($0.2 million), decreased repair and maintenance expense ($0.1 million), decreased rent expense ($0.1 million), decreased outside services ($0.1 million), and decreased compensation and benefits expense ($0.6 million). Material inflation has stabilized at these higher price levels in the first few months of fiscal 2018 and are likely to remain at these levels in the short term.

Selling and administrative expenses of $14,187,000 in fiscal 2017 increased $0.1 million or 0.7% from fiscal 2016 primarily as a result of decreased compensation and benefits expense ($0.5 million), increased outside services expense ($0.4 million), increased convention and shows expense ($0.1 million), increased travel expense ($0.1 million), increased supplies expense ($0.1 million), decreased commissions expense ($0.1 million), decreased rent expense ($0.1 million), increased depreciation expense ($0.1 million), and other small net decreases in other categories ($0.2 million). Also contributing to the higher selling and administrative expense in fiscal 2017 was intangible asset impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expenses in the prior period of fiscal 2016.

Graphics Segment fiscal 2017 operating income of $2,439,000 decreased $2.8 million or 53.5% from fiscal 2016 and is the net result of decreased net sales, decreased gross profit and decreased gross profit as a percentage of net sales, restructuring and plant closure costs of $448,000 with no comparable costs in fiscal 2016, and intangible asset impairment expense of $479,000 with no comparable cost in fiscal 2016, and a decrease in other selling and administrative expenses.

Technology Segment

(In thousands)	2017	2016

Net Sales	$19,992	$17,339
Gross Profit	$7,359	$7,620
Operating Income	$3,885	$4,028

Technology Segment net customer sales of $19,992,000 in fiscal 2017 increased $2.7 million or 15.3% from fiscal 2016 net sales of $17,339,000. The $2.7 million increase in Technology Segment net sales is primarily the net result of a $1.7 million increase in sales to the transportation market, a $0.8 million increase in sales to original equipment manufacturers, and a $0.1 million net increase in sales to various other markets. The increase in net customer sales is due to the cyclic nature of the markets the Company serves in this segment. While net customer sales increased, the Technology Segment inter-company sales of electronic circuit boards and lighting control systems to the Lighting Segment decreased $1.8 million or 4.9% due to demand and the outsourcing of some products.

Gross profit of $7,359,000 in the fiscal 2017 decreased $0.3 million or 3.4% from the same period of fiscal 2016, and decreased from 14.4% to 13.6% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring charges of $0.2 million related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. The remaining $0.1 million decrease in amount of gross profit is due to the net effect of increased customer net sales, partially offset by decreased inter-segment sales, increased employee compensation and benefits expense ($0.3 million), increased warranty expense ($0.3 million), decreased rent expense ($0.1 million), and decreased outside services expense ($0.2 million).

Selling and administrative expenses of $3,441,000 in fiscal 2017 decreased $151,000 or 4.2% from the same period of fiscal 2016. The decrease in selling and administrative expenses is primarily the net result of an increase in employee compensation and benefits expense ($0.1 million), an increase in bad debt expense ($0.1 million), a decrease in research and development expense ($0.3 million), a decrease in the amortization expense ($0.1 million), and other changes to selling and administrative expenses ($0.1 million decrease).

Technology Segment fiscal 2017 operating income of $3,885,000 decreased $0.1 million or 0.4% from operating income of $4,028,000 in the same period of fiscal 2016. The decrease of $0.1 million was the net result of increased net customer sales, decreased inter-segment sales, restructuring costs in fiscal 2017 of $0.3 million with no comparable costs in fiscal 2016, decreased gross profit, and decreased operating expenses.

In September 2016, the Company announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016.

Corporate and Eliminations

(In thousands)	2017	2016

Gross Profit	$164	$(149)
Operating (Loss)	$(13,281)	$(11,103)

The gross profit (loss) relates to the intercompany profit in inventory elimination.

Administrative expenses of $11,712,000 in fiscal 2017 increased $0.8 million or 6.9% from the same period of the prior year. The $0.8 million change in administrative expenses is primarily the net result of decreased employee compensation and benefits expense ($0.6 million), an increase in legal expense ($0.1 million), decreased depreciation expense ($0.1 million), increased research and development expense ($0.3 million), increased telephone expense ($0.1 million), increased outside services expense ($0.5 million), a change in the allocation of corporate expense to the operating units ($0.2 million increase), and several small net increases in various other expenses ($0.3 million). Also contributing to the increased administrative expenses are acquisition costs of $1,608,000 recorded in fiscal 2017 and restructuring costs of $0.1 million recorded in fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. These restructuring expenses were primarily for severance costs for employees located in the Beaverton, Oregon facility that were previously included in corporate research and development expenses.

Consolidated Results

The Company reported net interest expense of $529,000 in fiscal 2017 as compared to net interest income of $48,000 in the same period of fiscal 2016. The change from interest income in fiscal 2016 to interest expense in fiscal 2017 is the result of borrowing against the Company’s line of credit to acquire Atlas. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years. The Company was in a positive cash position and was debt free for approximately the first eight and a half months of fiscal 2017 and generated interest income on invested cash. The Company was in a borrowing position beginning on February 21, 2017 primarily as a result of the Atlas Lighting Products acquisition.

The $80,000 income tax expense in fiscal 2017 represents a consolidated effective tax rate of 2.6% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, a tax benefit related to disqualifying dispositions, and the reduction of the valuation reserve related to the sale of the Kansas City facility. The $4,522,000 income tax expense in fiscal 2016 represents a consolidated effective tax rate of 32.3%, influenced by certain permanent book-tax differences, an $111,000 tax benefit related to the R&D tax credit, and by a tax benefit related to uncertain income tax positions.

The Company reported net income of $3,000,000 in fiscal 2017 compared to net income of $9,482,000 in the prior year.  The $6.5 million decrease in net income is primarily the net result of increased net sales, decreased gross profit, increased operating expenses, restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2016, intangible asset impairment expense in fiscal 2017 with no comparable cost in fiscal 2016, and lower income tax expense in fiscal 2017 compared to fiscal 2016.  Diluted earnings per share of $0.12 was reported in fiscal 2017 as compared to diluted earnings per share of $0.37 in fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2017 was 25,988,000 shares as compared to 25,592,000 shares in the prior year.

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

Graphics Segment

(In thousands)	2016	2015

Net Sales	$77,968	$67,152
Gross Profit	$19,526	$13,126
Operating Income	$5,246	$952

Graphics Segment net sales of $77,968,000 in fiscal 2016 increased $10.8 million or 16.1% from fiscal 2015 net sales of $67,152,000.  The $10.8 million increase in Graphics Segment net sales is primarily the net result of sales to the petroleum / convenience store market ($16.9 million net increase), sales to the national drug store market ($0.8 million decrease), sales to the quick-service restaurant market ($4.0 million net decrease), sales to the banking industry ($0.4 million decrease), sales to the retail grocery market ($1.7 million increase), sales to the sports market ($1.3 million decrease), and changes in volume to several other markets ($1.3 million decrease). The Graphics Segment net sales of graphic identification products that contain solid-state LED light sources and LED lighting for signage totaled $3.4 million in fiscal 2016, representing a $0.2 million increase from fiscal 2015 net sales of $3.6 million.

Gross profit of $19,526,000 in fiscal 2016 increased $6.4 million or 48.6% from fiscal 2015, and increased from 19.4% to 24.5% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The increase in the amount of gross profit is due to the net effect of increased net sales, customer and product mix related to large petroleum/convenience store rollout programs, lower margins on installation sales, increased freight expense on higher sales, increased property and real estate taxes ($0.3 million), increased outside service expense ($0.2 million), decreased utility expense ($0.1 million), an increase in corporate shared services ($0.2 million), and increased compensation and benefits expense ($0.6 million).

Selling and administrative expenses of $14,280,000 in fiscal 2016 increased $1.8 million or 14.0% from fiscal 2015 primarily as a result of increased compensation and benefits expense ($1.4 million), increased travel and entertainment expense ($0.2 million), increased convention and show expense ($0.1 million), and increased commission expense ($0.1 million). In fiscal 2015, the Graphics Segment recorded a gain on the sale of one of its facilities in Woonsocket, Rhode Island of $343,000 with no comparable event in fiscal 2016.

Graphics Segment fiscal 2016 operating income of $5,246,000 increased $4.3 million or 451% from fiscal 2015 and is the net result of increased net sales, increased gross profit and increased gross profit as a percentage of net sales, increased selling and administrative expenses, and a gain on the sale of a facility in fiscal 2015 with no corresponding event in fiscal 2016.

Technology Segment

(In thousands)	2016	2015

Net Sales	$17,339	$20,744
Gross Profit	$7,620	$6,769
Operating Income	$4,028	$3,153

Technology Segment net customer sales of $17,339,000 in fiscal 2016 decreased 16.4% from fiscal 2015 net sales of $20,744,000. The $3.4 million decrease in Technology Segment net sales is primarily the net result of a $2.4 million decrease in sales to the transportation market, a $0.3 million decrease in sales to original equipment manufacturers, a $0.8 million decrease in sales to the medical markets, and a $0.1 million net increase in sales to various other markets. The decrease in sales is due to the cyclic nature of the markets the Company serves in this segment. While net customer sales decreased, the Technology Segment inter-segment sales increased $6.3 million or 21.5%. The increase in inter-segment sales is the direct result of the Lighting Segment’s increase in net sales of light fixtures having solid-state LED technology along with light fixtures with integrated controls. The Technology Segment’s intercompany support of electronic circuit boards and lighting control systems to the Lighting Segment is core to the strategic growth of the Company.

Gross profit of $7,620,000 in fiscal 2016 increased $0.9 million or 12.6% from fiscal 2015, and increased from 13.5% to 14.4% as a percentage of Technology Segment net sales (customer plus inter-segment net sales). The $0.9 million increase in amount of gross profit is due to the net effect of decreased customer net sales more than offset by increased inter-segment sales, an improvement in operational efficiencies, decreased employee compensation and benefits expense ($0.4 million), decreased supplies ($0.2 million), and increased depreciation expense ($0.1 million).

Selling and administrative expenses of $3,592,000 in fiscal 2016 decreased slightly from fiscal 2015 primarily as the net result of decreased research and development expense ($0.4 million) and increased compensation and benefits expenses ($0.3 million).

Technology Segment fiscal 2016 operating income of $4,028,000 increased $0.9 million or 27.8% from operating income of $3,153,000 in fiscal 2015. The increase of $0.9 million was the net result of decreased net customer sales more than offset by increased inter-segment sales, increased gross profit from the net increase in total net sales (customer and intersegment net sales), and decreased selling and administrative expenses.

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

At June 30, 2017, the Company had working capital of $61.7 million, compared to $88.5 million at June 30, 2016. The large decrease in the Company’s working capital is primarily the result of the $31 million in cash used to acquire Atlas lighting. The ratio of current assets to current liabilities was 2.36 to 1 as compared to a ratio of 3.26 to 1 at June 30, 2016.  The $26.8 million decrease in working capital from June 30, 2016 to June 30, 2017 was primarily related to the net effect of decreased cash and cash equivalents ($30.8 million), increased net accounts receivable ($1.9 million), increased net inventory ($5.9 million), an increase in accrued expenses ($0.9 million), an increase in other current assets ($0.2 million), an increase in refundable income taxes ($0.8 million), an increase in accounts payable ($5.5 million), and assets held for sale of $1.5 million at June 30, 2017. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

 The Company generated $21.0 million of cash from operating activities in fiscal 2017 as compared to $17.8 million in fiscal 2016. This $3.2 million increase in net cash flows from operating activities is primarily the net result of a decrease rather than an increase in net accounts receivable (unfavorable change of $8.6 million), an increase rather than a decrease in accounts payable (favorable change of $3.4 million), an increase rather than a decrease in customer prepayments (favorable change of $0.3 million), a decrease rather than an increase in net inventory (unfavorable change of $3.7 million), a decrease rather than an increase in accrued expenses and other (unfavorable change of $7.3 million), an increase rather than a decrease in refundable income taxes (unfavorable change of $0.9 million), a smaller increase in net deferred tax assets (favorable change of $0.3 million), an increase in stock compensation expense (favorable change of $0.1 million), an increase in the deferred compensation liability (favorable change of $0.1 million), an increase in depreciation and amortization expense (favorable change of $1.6 million), fixed asset impairment and accelerated depreciation with no comparable events in the prior year (favorable change of $0.4 million), intangible asset impairment with no comparable events in the prior year (favorable change of $0.5 million), a gain on the sale of a building (the Kansas City facility) in fiscal 2017 with no comparable event in fiscal 2016 (unfavorable change of$1.4 million), a loss compared to a gain on the sale of several fixed assets other than the sale of a building (favorable change of $0.1 million), and a decrease in net income (unfavorable change of $6.5 million).

Net accounts receivable were $48.9 million and $47.0 million at June 30, 2017 and 2016, respectively.  The increase of $1.9 million in net receivables is primarily due to the net effect of a higher amount of net sales in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016 and higher days sales outstanding (DSO).  The DSO increased to 52 days at June 30, 2017 from 47 days at June 30, 2016. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $50.0 million at June 30, 2017 increased $5.9 million from June 30, 2016 levels. The increase of $5.9 million is the result of an increase in gross inventory of $6.3 million partially offset by an increase in inventory obsolescence reserves of $0.4 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in fiscal 2017 in the Lighting Segment of approximately $3.5 million (fiscal 2017 includes $9.4 million of net inventory at Atlas for which there was no comparable inventory as of June 30, 2016), in the Graphics Segment of approximately $0.6 million and in the Technology Segment of approximately $1.5 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $49.9 million of the credit line available as of August 25, 2017. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2018 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $98.6 million related to investing activities in fiscal 2017 as compared to a use of $10.1 million in fiscal 2016, resulting in an unfavorable change of $88.5 million. Capital expenditures for fiscal 2017 decreased $3.6 million to $6.6 million from fiscal 2016. The largest components of the fiscal 2017 capital expenditures are equipment and building improvements related to the Company’s Lighting and Graphics Segments and computer hardware and software related to Corporate Administration. The Company acquired Atlas Lighting Products in the third quarter of fiscal 2017, which used cash of $95.1 million of which $66 million was funded by the Company’s line of credit. Proceeds from the sale of fixed assets increased by $3.0 million due to the sale of the Kansas City manufacturing facility in the third quarter of fiscal 2017.

The Company provided $46.8 million of cash related to financing activities in fiscal 2017 compared to a use of cash of $0.2 million in fiscal 2016. The $47.0 million favorable change in cash flow was primarily the net result of borrowings in excess of payments of long term debt of $49.5 million, an increase in dividends paid to shareholders (unfavorable change of $0.8 million), and a decrease in the exercise of stock options in fiscal 2017 (unfavorable change of $1.4 million).

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

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2017 (a)(b)	Total	1 year	years	years	5 years

Operating Lease Obligations	$14,265	$1,870	$5,665	$6,324	$406
Purchase Obligations	21,234	21,192	42	--	--
Total Contractual Obligations	$35,499	$23,062	$5,707	$6,324	$406

(a)	The liability for uncertain tax positions of $1.4 million is not included due to the uncertainty of timing of payments.

(b)	The $49.7 borrowed against the revolving line of credit is not included due to the uncertainty of the timing of payments.

Cash Dividends

In August 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 6, 2017 to shareholders of record as of August 28, 2017. The indicated annual cash dividend rate for fiscal 2017 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting guidance on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues at the reporting unit level with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach.The estimation of the fair value of goodwill and indefinite-lived intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, a sustained drop in the Company’s stock price, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is also assessing potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard. However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete. While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. Our initial conclusions may change as we finalize our assessment and select a transition method during the next six to nine months.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-08, “Principal versus Agent Considerations.” The amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019, with early adoption permitted in fiscal years beginning after December 15, 2016. The Company has determined the amended guidance will have an immaterial impact on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018, with early adoption permitted. The Company has determined the amended guidance will have an immaterial impact on its financial statements.

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

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal year 2021. The Company is evaluating the impact the amended guidance will have on its financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2017, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company acquired Atlas Lighting Products, Inc. (“Atlas”) on February 21, 2017. Management excluded Atlas from its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2017. Atlas represented 39% of the Company’s total consolidated assets as of June 30, 2017, and 5% of the Company’s total consolidated sales for the fiscal year ended June 30, 2017.

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2017. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Dennis W. Wells
Chief Executive Officer and President
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Atlas Lighting Products, Inc. (“Atlas”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 39 percent and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2017. As indicated in Management’s Report On Internal Control Over Financial Reporting, Atlas was acquired during fiscal year 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Atlas.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated September 8, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Industries Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 8, 2017

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2017, 2016, and 2015

(In thousands, except per share data)

	2017	2016	2015

Net sales	$331,392	$322,196	$307,857

Cost of products and services sold	248,012	238,525	233,408

Restructuring costs	1,503	—	—

Gross profit	81,877	83,671	74,449

Selling and administrative expenses	77,272	69,715	66,694

Impairment of intangible asset	479	—	—

Acquisition deal costs	1,608	—	—

Restructuring costs (gain) (see Note 15)	(1,091)	—	—

Loss on sale of subsidiary (see Note 17)	—	—	565

Gain on sale of building	—	—	(343)

Operating income	3,609	13,956	7,533

Interest (income)	(91)	(84)	(26)

Interest expense	620	36	45

Income before income taxes	3,080	14,004	7,514

Income tax expense	80	4,522	2,363

Net income	$3,000	$9,482	$5,151

Earnings per common share (see Note 3)

Basic	$0.12	$0.38	$0.21

Diluted	$0.12	$0.37	$0.21

Weighted average common shares outstanding

Basic	25,436	24,988	24,496

Diluted	25,988	25,592	24,638

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and 2016

(In thousands, except shares)

	2017	2016

ASSETS

Current Assets

Cash and cash equivalents	$3,039	$33,835

Accounts receivable, less allowance for doubtful accounts of $506 and $226, respectively	48,880	46,975

Inventories	50,008	44,141

Refundable income taxes	775	—

Assets held for sale	1,463	—

Other current assets	2,964	2,792

Total current assets	107,129	127,743

Property, Plant and Equipment, at cost
Land	6,429	6,978
Buildings	35,463	39,317
Machinery and equipment	78,804	82,628
Construction in progress	3,805	838
	124,501	129,761
Less accumulated depreciation	(77,147)	(82,299)
Net property, plant and equipment	47,354	47,462

Goodwill	58,538	10,508

Other Intangible Assets, net	38,169	5,586

Other Long-Term Assets, net	5,490	4,261

Total assets	$256,680	$195,560

The accompanying notes are an integral part of these financial statements.

	2017	2016

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$19,356	$13,892
Accrued expenses	26,069	25,341

Total current liabilities	45,425	39,233

Long-Term Debt	49,698	—

Other Long-Term Liabilities	1,479	807

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,429,223 and 24,982,219 shares, respectively	120,259	113,653
Retained earnings	39,819	41,867

Total shareholders’ equity	160,078	155,520

Total liabilities & shareholders’ equity	$256,680	$195,560

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2017, 2016, and 2015

(In thousands, except per share data)

	Common Shares		Key Executive Deferred Compensation			Total
	Number of		Number of		Retained	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Equity

Balance at June 30, 2014	24,430	$106,979	(307)	$(2,915)	$34,348	$138,412

Net income	—	—	—	—	5,151	5,151
Stock compensation awards	27	191	—	—	—	191
Distribution of treasury shares, net	—	—	80	770	—	770
Deferred stock compensation	—	(761)	—	—	—	(761)
Stock option expense	—	1,239	—	—	—	1,239
Stock options exercised, net	163	850	—	—	—	850
Dividends — $0.12 per share	—	—	—	—	(2,900)	(2,900)

Balance at June 30, 2015	24,620	108,498	(227)	(2,145)	36,599	142,952

Net income	—	—	—	—	9,482	9,482
Stock compensation awards	23	248	—	—	—	248
Restricted stock units issued	5	—	—	—	—	—
Purchase of treasury shares, net	—	—	(1)	(23)	—	(23)
Deferred stock compensation	—	151	—	—	—	151
Stock-based compensation expense	—	2,903	—	—	—	2,903
Stock options exercised, net	562	4,021	—	—	—	4,021
Dividends — $0.17 per share	—	—	—	—	(4,214)	(4,214)

Balance at June 30, 2016	25,210	115,821	(228)	(2,168)	41,867	155,520

Net income	—	—	—	—	3,000	3,000
Stock compensation awards	40	409	—	—	—	409
Restricted stock units issued	25	—	—	—	—	—
Stock Warrants Issued	—	575	—	—	—	575
Purchase of treasury shares, net	—	—	(30)	(276)	—	(276)
Deferred stock compensation	—	237	—	—	—	237
Stock-based compensation expense	—	3,049	—	—	—	3,049
Stock options exercised, net	412	2,612	—	—	—	2,612
Dividends — $0.20 per share	—	—	—	—	(5,048)	(5,048)

Balance at June 30, 2017	25,687	$122,703	(258)	$(2,444)	$39,819	$160,078

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2017, 2016, and 2015
(In thousands)

	2017	2016	2015
Cash Flows From Operating Activities
Net income	$3,000	$9,482	$5,151

Non-cash items included in net income
Depreciation and amortization	8,262	6,677	6,331
Intangible asset impairment	479	—	—
Deferred income taxes	(779)	(1,117)	(226)
Deferred compensation plan	237	151	(761)
Stock based compensation expense	3,049	2,903	1,239
Issuance of common shares as compensation	409	248	191
(Gain) on disposition of building	(1,361)	—	(343)
Loss (gain) on disposition of fixed assets	484	(1)	9
Loss on sale of subsidiary	—	—	565
Allowance for doubtful accounts	349	55	220
Inventory obsolescence reserve	2,088	1,726	1,493

Change in certain assets and liabilities, net of acquisition
Accounts receivable	4,948	(3,369)	(1,631)
Inventories	535	(2,784)	1
Refundable income taxes	(775)	99	1,815
Accounts payable	2,278	(1,130)	910
Accrued expenses and other	(2,180)	5,116	6,115
Customer prepayments	9	(271)	(149)

Net cash flows provided by operating activities	21,032	17,785	20,930

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(6,633)	(10,211)	(4,754)
Acquisition of business, net of cash received and warrants issued	(95,077)	—	—
Proceeds from sale of subsidiary, net of cash sold	—	—	1,494
Proceeds from sale of fixed assets	3,095	68	1,006

Net cash flows (used in) investing activities	(98,615)	(10,143)	(2,254)

Cash Flows From Financing Activities
Payments of long-term debt	(41,282)	—	—
Borrowings of long-term debt	90,781	—	—
Cash dividends paid	(5,048)	(4,214)	(2,900)
Purchase of treasury shares	(494)	(363)	(205)
Issuance of treasury shares	218	340	975
Exercise of stock options	2,612	4,021	850

Net cash flows provided by (used in) financing activities	46,787	(216)	(1,280)

(Decrease) Increase in cash and cash equivalents	(30,796)	7,426	17,396

Cash and cash equivalents at beginning of year	33,835	26,409	9,013

Cash and cash equivalents at end of year	$3,039	$33,835	$26,409

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2017	2016

Accounts receivable	$49,386	$47,201
Less: Allowance for doubtful accounts	(506)	(226)
Accounts receivable, net	$48,880	$46,975

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2017 and June 30, 2016, the Company had bank balances of $4,488,000 and $37,883,000, respectively, without insurance coverage.

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

The Company sold one of two facilities at its Woonsocket, Rhode Island operation, which is included in the Graphics Segment, in the first quarter of fiscal 2015. The sale of this property was the result of the consolidation of the operations into the remaining facility in order to eliminate redundancies and improve manufacturing efficiencies. The selling price of the building was in excess of its carrying value.

The Company is in the process of selling its second of two facilities in Woonsocket, Rhode Island. This Graphics Segment facility, which is not expected to be sold at a loss, has been separately identified on the balance sheet as an asset held for sale as of June 30, 2017. The Company sold its Kansas City facility and certain manufacturing equipment in the third quarter of fiscal 2017. Refer to Note 15 for more information regarding the closure of these facilities.

The Company recorded $7,005,000, $6,171,000 and $5,804,000 of depreciation expense in the years ended June 30, 2017, 2016 and 2015, respectively.

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

Fair Value:

The Company has financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, accounts receivable, accounts payable, and long-term debt.  The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.  The Company has no financial instruments with off-balance sheet risk.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2017	June 30, 2016

Balance at beginning of the period	$5,069	$3,408
Additions charged to expense	4,956	5,069
Addition from acquired company	907	--
Deductions for repairs and replacements	(3,372)	(3,408)
Balance at end of the period	$7,560	$5,069

Employee Benefit Plans:

The Company has a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees in the United States, and a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2,373,000 in 2017, $2,327,000 in 2016, and $1,880,000 in 2015.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $5,700,000, $5,549,000 and $5,598,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 844,000 shares in fiscal 2017; 872,000 shares in fiscal 2016; and 451,000 shares in fiscal 2015.  See further discussion in Note 3.

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

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal years and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal year 2019. The Company will adopt these standards no later than July 1, 2018. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is also assessing potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard. However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete. While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. Our initial conclusions may change as we finalize our assessment and select a transition method during the next six to nine months.

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

NOTE 2 — BUSINESS SEGMENT INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Lighting, Graphics, and Technology, each of which has a president who is responsible for that business and reports to the CODM. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also be reported in the segment information.

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

LED video screens that were previously reported in the Technology Segment in prior years’ results have been reclassified to the Graphics Segment. The movement of the LED video screen product line was the result of a change in management responsibility of this product line to the Graphics Segment president during the first quarter of fiscal 2017. This movement aligns the product line with other digital visual image elements sold to graphics customers and is consistent with how the Company’s CODM manages the business. The movement of the video screen product line resulted in a reclassification of $183,000 of operating loss from the Technology Segment to the Graphics Segment in fiscal 2016, and $204,000 of operating loss in fiscal 2015.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2017, 2016 and 2015. There was no concentration of accounts receivable at June 30, 2017 or 2016.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2017, June 30, 2016, and June 30, 2015:

(In thousands)	2017	2016	2015
Net Sales:
Lighting Segment	$239,005	$226,889	$219,920
Graphics Segment	72,395	77,968	67,152
Technology Segment	19,992	17,339	20,744
All Other Category	—	—	41
Total Net Sales	331,392	$322,196	$307,857

Operating Income (Loss):
Lighting Segment	$10,566	$15,785	$14,775
Graphics Segment	2,439	5,246	952
Technology Segment	3,885	4,028	3,153
All Other Category	—	—	(183)
Corporate and Eliminations	(13,281)	(11,103)	(11,164)
Total Operating Income	$3,609	$13,956	$7,533

Capital Expenditures:
Lighting Segment	$4,010	$4,255	$1,905
Graphics Segment	1,748	3,688	1,105
Technology Segment	239	1,852	1,141
All Other Category	—	—	4
Corporate and Eliminations	636	416	599
Total Capital Expenditures	$6,633	$10,211	$4,754

Depreciation and Amortization:
Lighting Segment	$4,337	$2,930	$2,965
Graphics Segment	1,474	1,104	1,042
Technology Segment	1,312	1,429	1,278
All Other Category	—	—	31
Corporate and Eliminations	1,139	1,214	1,015
Total Depreciation and Amortization	$8,262	$6,677	$6,331

	June 30,	June 30,
	2017	2016
Identifiable Assets:
Lighting Segment	$186,111	$95,168
Graphics Segment	33,144	33,490
Technology Segment	28,294	28,348
Corporate and Eliminations	9,131	38,554
Total Identifiable Assets	$256,680	$195,560

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2017	2016	2015

Lighting Segment intersegment net sales	$2,559	$2,935	$2,752
Graphics Segment intersegment net sales	$1,135	$1,760	$559
Technology Segment intersegment net sales	$33,981	$35,733	$29,412
All Other Category intersegment net sales	$—	$—	$308

The Company’s operations are located solely within the United States due to the sale of a subsidiary on September 30, 2014, the Company no longer has a presence in Canada (See Note 17). As a result, the geographic distribution of the Company’s net sales and long-lived assets originate within the United States.

(In thousands)	2017	2016	2015
Net Sales (a):
United States	$331,392	$322,196	$307,816
Canada	—	—	41
Total Net Sales	$331,392	$322,196	$307,857

	June 30,	June 30,	June 30,
	2017	2016	2015
Long-Lived Assets (b):
United States	$52,844	$51,723	$46,430
Canada	—	—	—
Total Long-Lived Assets	$52,844	$51,723	$46,430

a.	Net sales are attributed to geographic areas based upon the location of the operation making the sale.
b.	Long-lived assets include property, plant and equipment, and other long term assets. Goodwill and intangible assets are not included in long-lived assets.

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2017	2016	2015
BASIC EARNINGS PER SHARE

Net income	$3,000	$9,482	$5,151

Weighted average shares outstanding during the period, net of treasury shares (a)	25,144	24,720	24,187
Weighted average vested restricted stock units outstanding	37	24	—
Weighted average shares outstanding in the Deferred Compensation Plan	255	244	309

Weighted average shares outstanding	25,436	24,988	24,496

Basic earnings per share	$0.12	$0.38	$0.21

DILUTED EARNINGS PER SHARE

Net income	$3,000	$9,482	$5,151

Weighted average shares outstanding - Basic	25,436	24,988	24,496

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	552	604	142

Weighted average shares outstanding (c)	25,988	25,592	24,638

Diluted earnings per share	$0.12	$0.37	$0.21

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,698,883 common shares, 1,331,300 common shares, and 1,882,722 common shares at June 30, 2017, 2016, and 2015, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2017	2016

Inventories:
Raw materials	$32,421	$28,979
Work-in-process	3,527	4,418
Finished goods	14,060	10,744
Total Inventories	$50,008	$44,141

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2017	2016

Accrued Expenses:
Compensation and benefits	$9,759	$11,983
Customer prepayments	1,061	1,053
Accrued sales commissions	2,314	2,792
Accrued warranty	7,560	5,069
Other accrued expenses	5,375	4,444
Total Accrued Expenses	$26,069	$25,341

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of reporting units and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of reporting units and intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, a sustained significant drop in the Company’s stock price, economic factors, technological change, or competitive activities may signal that an asset has become impaired.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing.  The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

As of March 1, 2017, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill (excluding Atlas Lighting Products). The goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $60.0 million or 80% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $4.2 million or 424% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the reporting unit in the Technology Segment that contains goodwill passed with an estimated business enterprise value that was $23.2 million or 95% above the carrying value of this reporting unit including goodwill. The Company has performed an assessment of goodwill from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired. There were no changes to the qualitative factors from the date of the Atlas acquisition that would indicate the goodwill is impaired.

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

The Company acquired all of the capital stock of Atlas Lighting Products, Inc., on February 21, 2017 (see Note 16). The total purchase price exceeded the estimated fair value of net assets by approximately $48.0million, which was allocated to goodwill. The Company completed its valuation of the goodwill and intangible assets in March 2017 and purchase price allocations have been made at February 21, 2017. While identified intangible assets related to the Atlas acquisition are being amortized effective February 21, 2017 over appropriate lives, goodwill will not be amortized on the Company’s financial statements. Goodwill and intangible assets related to Atlas Lighting Products are included in the assets of the Lighting Segment. Refer to Note 16 for additional information on the intangible assets of Atlas Lighting Products.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics	Technology
	Segment	Segment	Segment	Total
Balance as of June 30, 2016
Goodwill	$34,913	$28,690	$11,621	$75,224
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of June 30, 2016	$135	$1,165	$9,208	$10,508

Goodwill acquired	$48,030	$--	$--	$48,030

Balance as of June 30, 2017
Goodwill	$82,943	28,690	11,621	123,254
Accumulated impairment losses	(34,778)	(27,525)	(2,413)	(64,716)
Goodwill, net as of June 30, 2017	$48,165	$1,165	$9,208	$58,538

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2017 and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $15.2 million or 445% above its carrying value. The Company has performed an assessment of its intangible assets from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

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

In the first quarter of fiscal 2015, the Company sold LSI Saco Technologies Inc. A customer relationship intangible asset with a gross carrying amount of $1,306,000 and accumulated amortization of $428,000 was sold as a result of the sale of LSI Saco Technologies (See Note 17).

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,956	$27,607
Patents	338	186	152
LED technology firmware, software	16,066	11,237	4,829
Trade name	2,658	499	2,159
Non-compete agreements	710	710	-
Total Amortized Intangible Assets	55,335	20,588	34,747

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$20,588	$38,169

	June 30, 2016
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$9,316	$7,581	$1,735
Patents	338	154	184
LED technology firmware, software	11,228	10,989	239
Trade name	460	460	--
Non-compete agreements	710	704	6
Total Amortized Intangible Assets	22,052	19,888	2,164

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$25,474	$19,888	$5,586

	Amortization Expense of Other Intangible Assets
(In thousands)	2017	2016	2015

Amortization Expense	$1,257	$506	$527

The Company expects to record annual amortization expense as follows:

(In thousands)

2018	$2,760
2019	$2,760
2020	$2,687
2021	$2,682
2022	$2,461
After 2022	$21,397

NOTE 7 — REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

In February, 2017 the Company amended its line of credit to a $100 million secured revolving line of credit, increased from the $30 million line of credit that was previously in place. The increased credit line was required for the funding of the acquisition of Atlas Lighting Products, Inc. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will remain at 175 basis points for the next twelve months.  The fee on the unused balance of the $100 million committed line of credit is 15 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of June 30, 2017, there was $49.7 million borrowed against the line of credit, and $50.3 million was available as of that date. Based on the terms of the line of credit and the final principal due date, the debt has been classified as long term. The line of credit closing fees and legal fees of $199,000 have been recorded as a long term asset and are being amortized over the term of the line of credit.

The Company is in compliance with all of its loan covenants as of June 30, 2017.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5,048,000, $4,214,000 and $2,900,000 in fiscal years 2017, 2016 and 2015, respectively. Dividends on restricted stock units in the amount of $30,067 and $10,625 were accrued as of June 30, 2017 and 2016, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 6, 2017 to shareholders of record August 28, 2017.

NOTE 9 — EQUITY COMPENSATION

Stock Options

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted and stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% every ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 2,188,509 shares, all of which were available for future grant or award as of June 30, 2017.  This plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSUs”) were awarded in fiscal 2017.

Stock Warrants

The Company issued 200,000 fully vested stock warrants in the third quarter of fiscal 2017 in conjunction with the acquisition of Atlas Lighting Products, Inc., with the fair value of the warrants being included in the purchase price of that company rather than being expensed. See further discussion in Note 16. These 200,000 stock warrants were outstanding as of June 30, 2017. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for the warrants.

February 21,
2017

Dividend yield	2.01%
Expected volatility	39%
Risk-free interest rate	1.80%
Expected life (in years)	4.5

The stock warrants issued during the quarter ended March 31, 2017 had an exercise price of $9.95, and a fair value of $2.87. As of June 30, 2017, the warrants had a remaining contractual life of 4.7 years.

Stock Options

As of June 30, 2017, a total of 3,119,688 options for common shares were outstanding from this plan as well as one previous stock option plan (both of which have been approved by shareholders), and of these, a total of 1,277,561 options for common shares were vested and exercisable.  As of June 30, 2017, the approximate unvested stock option expense that will be recorded as expense in future periods is $3,065,300.  The weighted average time over which this expense will be recorded is approximately 2 years.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2017	2016	2015

Dividend yield	1.9%	1.3%	1.1%
Expected volatility	42%	44%	55%
Risk-free interest rate	1.3%	1.7%	1.6%
Expected life (in years)	6.0	6.0	6.0

At June 30, 2017, the 1,332,623 options granted during fiscal 2017 to employees had exercise prices ranging from $9.15 to $11.06 per share, fair values ranging from $3.01 to $3.83 per share, and remaining contractual lives of between 9 years and 10 years. The performance metric for the 425,000 performance based stock options granted in fiscal 2017 was not achieved; therefore these stock options were forfeited in fiscal 2017.

At June 30, 2016, the 1,026,800 options granted during fiscal 2016 to employees had exercise prices ranging from $8.84 to $11.87 per share, fair values ranging from $3.28 to $4.52 per share, and remaining contractual lives of between 9 years and 9.7 years.

At June 30, 2015, the 734,323 options granted to employees during fiscal 2015 had exercise prices ranging from $5.96 to $8.23 per share, fair values ranging from $2.19 to $3.89 per share, and remaining contractual lives of between nine years five months and 9.8 years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 3.1% forfeiture rate effective April 1, 2017. Previous estimated forfeiture rates were between 2.0% and 3.3% over the period January 1, 2013 through March 31, 2017. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $2,478,861, $2,519,092 and $1,238,897 of expense related to stock options in fiscal years 2017, 2016 and 2015, respectively.  As of June 30, 2017, the Company had 3,067,295 stock options that were vested and that were expected to vest, with a weighted average exercise price of $9.11 per share, an aggregate intrinsic value of $2,322,190 and weighted average remaining contractual terms of 7.1 years.

Information related to all stock options for the years ended June 30, 2017, 2016 and 2015 is shown in the following tables:

	Twelve Months Ended June 30, 2017
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	1,332,623	$10.59
Forfeitures	(702,979)	$12.46
Exercised	(486,446)	$7.37

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,324

Exercisable at 6/30/17	1,277,561	$8.75	5.0	$1,592,653

	Twelve Months Ended June 30, 2016
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,026,800	$9.39
Forfeitures	(165,800)	$15.15
Exercised	(561,946)	$7.34

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Exercisable at 6/30/16	1,312,985	$9.75	4.0	$3,819,127

	Twelve Months Ended June 30, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at 6/30/14	2,677,464	$9.57	5.4	$1,674,010

Granted	734,323	$6.83
Forfeitures	(571,275)	$10.26
Exercised	(163,076)	$6.70

Outstanding at 6/30/15	2,677,436	$8.8.5	6.1	$4,914,601

Exercisable at 6/30/15	1,597,238	$10.18	4.3	$2,250,093

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	1,663,505	$3.39
Granted	1,332,623	$3.67
Vested	(696,501)	$3.30
Forfeited	(457,500)	$3.81
Unvested at June 30, 2017	1,842,127	$3.52

The weighted average grant date fair value of options granted was $3.67, $3.64 and $3.27 per share in fiscal years 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2017, 2016 and 2015 were $1,189,414, $1,695,213 and $212,106, respectively. The aggregate grant date fair value of options that vested during 2017, 2016 and 2015 was $2,298,114, $1,168,192 and $822,827, respectively. The Company received $2,945,946, $4,124,047 and $1,092,002 of cash from employees who exercised options in fiscal years 2017, 2016 and 2015, respectively. For the twelve months ended June 30, 2017, the $2,945,986 cash received from stock options was partially offset by $138,722 related to the tax effect of disqualifying dispositions of stock options. For the twelve months ended June 30, 2016, the $4,170,997 cash received from stock options was partially offset by $141,394 related to the tax effect of disqualifying dispositions of stock options. In the fiscal 2017 the Company recorded $505,879 as a reduction of federal income taxes payable, $261,694 as a decrease in common stock, $138,722 as a reduction of income tax expense, and $628,852 as a reduction of the deferred tax asset related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In fiscal 2016 the Company recorded $595,483 as a reduction of federal income taxes payable, $102,010 as a decrease in common stock, $141,349 as a reduction of income tax expense, and $556,144 as a reduction of the deferred tax asset related to the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 96,210 RSUs with a weighted average fair value of $10.84 per share were awarded to employees during the twelve months ended June 30, 2017. A total of 72,000 RSUs with a fair value of $9.39 per share were awarded to employees during the twelve months ended June 30, 2016. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The RSUs have a four year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $30,067 and $10,625 were accrued as of June 30, 2017 and 2016, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares. The following table presents information related to RSUs:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2016	62,500	$9.39
Awarded	96,210	$10.84
Shares Issued	(25,375)	$9.69
Unvested at June 30, 2017	133,335	$10.38

As of June 30, 2017, the 133,335 outstanding RSUs had a remaining weighted average contractual life of 6.0 years. The Company recorded $570,178 of expense related to RSUs during fiscal year 2017. Of the 133,335 RSUs outstanding as of June 30, 2017, 128,859 are vested or expected to vest in the future. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $234,320. The weighted average time over which this expense will be recorded is approximately 32 months. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the RSUs.

As of June 30, 2016, the 62,500 outstanding RSUs had a remaining weighted average contractual life of 3.0 years. The Company recorded $383,483 of expense related to RSUs during fiscal year 2016. Of the 62,500 RSUs outstanding as of June 30, 2016, 60,794 were vested or expected to vest in the future. An estimated forfeiture rate of 3.3% was used in the calculation of expense related to the RSUs.

Director and Employee Stock Compensation Awards

The Company awarded a total of 40,092 common shares in fiscal 2017, a total of 23,838 common shares in fiscal 2016, and a total of 26,850 common shares in fiscal 2015 as stock compensation awards. These common shares were valued at their approximate $409,000, $248,000 and $191,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who receive a nominal recognition award in the form of common stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2017, there were 33 participants, all with fully vested account balances. A total of 257,898 common shares with a cost of $2,456,875, and 228,100 common shares with a cost of $2,167,717 were held in the plan as of June 30, 2017 and 2016, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company does not issue new common shares for purposes of the nonqualified deferred compensation plan. The Company used approximately $492,400 and $363,400 to purchase 50,579 and 36,685 common shares of the Company in the open stock market during fiscal years 2017 and 2016, respectively, for either employee salary deferrals or Company contributions into the nonqualified deferred compensation plan. For fiscal year 2018, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases, deposits of newly issues shares, and issuances in the range of 85,000 to 95,000 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $21,973,000 and $20,824,000 as of June 30, 2017 and June 30, 2016, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $2,439,000 in 2017, $2,027,000 in 2016, and $1,876,000 in 2015. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2018	2019	2020	2021	2022	2023 & Beyond
$1,869,943	$1,907,756	$1,865,341	$1,891,698	$1,893,083	$4,837,364

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2017	2016	2015
Components of income before income taxes:
United States	$3,080	$14,004	$7,697
Foreign	—	—	(183)
Income before income taxes	$3,080	$14,004	$7,514

Provision for income taxes:
Current
U.S. federal	$800	$5,056	$2,364
State and local	59	582	237
Foreign	—	—	(12)
Total current	859	5,638	2,589

Deferred	(779)	(1,116)	(226)
Total provision for income taxes	$80	$4,522	$2,363

(In thousands)	2017	2016	2015
Reconciliation to federal statutory rate:
Federal statutory tax rate	34.0%	35.0%	34.0%
State and local taxes, net of federal benefit	2.4	2.2	2.4
Impact of foreign operations	—	—	0.7
Federal and state tax credits	(5.3)	(2.6)	(3.7)
Valuation allowance	(18.9)	—	(3.8)
Domestic production activities deduction	(4.1)	(4.2)	(4.0)
Uncertain tax position activity	(5.5)	(0.6)	(1.3)
Other	0.0	2.5	2.1
Sale of subsidiary	—	—	5.0
Effective tax rate	2.6%	32.3%	31.4%

The components of deferred income tax assets and (liabilities) at June 30, 2017 and 2016 are as follows:

(In thousands)	2017	2016

Uncertain tax positions	$281	$—
Reserves against current assets	584	679
Accrued expenses	3,357	3,690
Deferred compensation	925	842
Stock-based compensation	1,824	1,473
State net operating loss carryover and credits	1,853	1,878
Long term capital loss carryforward	3,703	4,272
U.S. Federal net operating loss carryover and credits	406	456
Deferred income tax asset before valuation reserve	12,933	13,290
Valuation reserve	(5,556)	(6,150)

Deferred income tax asset	7,377	7,140

Depreciation	(3,515)	(4,270)
Goodwill, acquisition costs and intangible assets	(502)	(289)
Deferred income tax liability	(4,017)	(4,559)

Net deferred income tax asset	$3,360	$2,581

As of June 30, 2017 and 2016, the Company has recorded a deferred tax asset in the amount of $406,000 and $456,000, respectively, related to U.S. Federal net operating loss and research and development credit carryovers acquired in the acquisition of Virticus Corporation.  The net operating losses will expire over a period of 3 years, beginning in June 30, 2029.  The research and development credits will expire over a period of 2 years, beginning in June 30, 2029.  The annual utilization is limited by Internal Revenue Code Section 382.  However, the Company has determined these assets, more likely than not, will be realized.

As of June 30, 2017 and 2016, the Company has recorded a deferred state income tax asset in the amount of $1,716,000, net of federal tax benefits, related to non-refundable New York state tax credits. These credits do not expire, but pursuant to New York state legislation enacted in fiscal 2014, the Company has determined that this asset, more likely than not, will not be realized. As of June 30, 2017 and 2016, the Company has recorded a full valuation reserve in the amount of $1,716,000. There was no change in the deferred state income tax asset or related valuation reserve in fiscal 2017.

As of June 30, 2017 and 2016, the Company has recorded a deferred state income tax asset in the amount of $137,000 and $162,000, respectively, related to a state net operating loss carryover and a state research and development credit in Oregon acquired during the acquisition of Virticus Corporation. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.  Related to the Oregon research and development credit, $11,000 expired during fiscal 2016 and the remaining balance of $25,000 expired during fiscal 2017.

During fiscal 2015, the Company recorded a deferred tax asset related to the sale of its Canadian subsidiary creating a long term capital loss carryforward totaling $4,272,000.  The Company previously determined that this asset, more likely than not, will not be realized within the 5 year carryforward period and that a full valuation reserve was required. In fiscal 2017 the Company sold its Kansas City facility that generated a long term capital gain. The capital loss carryforward related to the sale of the Canadian subsidiary will offset the long term gain from the sale of the Kansas City facility. The utilization of the capital loss carryforward will reduce the deferred tax asset with its corresponding full valuation allowance to $3,703,000. The long term capital loss carryforward will expire in June 30, 2020.

Considering all issues discussed above, the Company has recorded valuation reserves of $5,556,000 and $6,150,000 as of June 30, 2017 and 2016, respectively.

The Company accounts for uncertain tax positions in accordance with accounting standards. At June 30, 2017, tax, interest, and penalties, net of potential federal tax benefits, were $657,000, $268,000, and $194,000, respectively, of the total reserve for uncertain tax positions of $1,119,000. Of the $1,119,000 reserve for uncertain tax positions, $925,000 would have an unfavorable impact on the effective tax rate if recognized. During fiscal 2017, the Company added uncertain tax positions as a result of the acquisition of Atlas totaling $483,000, which is included in the $1,119,000 above. Tax, interest, and penalties, net of potential federal tax benefits were $314,000, $79,000, and $90,000, respectively. At June 30, 2016, tax, interest, and penalties, net of potential federal tax benefits, were $421,000, $244,000, and $142,000 respectively, of the total reserve for uncertain tax positions of $807,000. Of the $807,000 reserve for uncertain tax positions, $665,000 would have an unfavorable impact on the effective tax rate if recognized. The liability for uncertain tax positions is included in Other Long-Term Liabilities.

The Company recognized a $78,000 net tax benefit in fiscal 2017, a $26,000 net tax benefit in fiscal 2016, and a $40,000 net tax benefit in fiscal 2015 related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $66,000 and $27,000, respectively, in fiscal 2017, $48,000 and $10,000, respectively, in fiscal 2016, and $41,000 and $17,000, respectively in fiscal 2015. The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2017, 2016 and 2015 tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2017	2016	2015

Balance at beginning of the fiscal year	$648	$687	$746
Decreases — tax positions in prior period	(170)	(161)	(134)
Increases — tax positions in current period	50	122	75
Increases — tax positions in prior period	314	—	—
Settlements and payments	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of the fiscal year	$842	$648	$687

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2014.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2017	2016	2015
Cash payments for:
Interest	$529	$50	$48
Income taxes	$2,618	$5,079	$1,078
Issuance of common shares as compensation	$409	$248	$191

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2017, there were no such standby letters of credit issued.

NOTE 14 -– SEVERANCE COSTS

The Company recorded severance charges of $523,000 and $469,000 in fiscal 2017 and 2016, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 15.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2017 and 2016:

	Fiscal	Fiscal
	Year Ended	Year Ended
(In thousands)	June 30,	June 30,
	2017	2016

Balance at beginning of the period	$39	$379
Accrual of expense	523	469
Payments	(313)	(742)
Adjustments	(14)	(67)
Balance at end of the period	$235	$39

NOTE 15 -– RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Total restructuring costs related to the closure of the Kansas City facility were $944,000. These costs primarily included employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $485,000 recorded in fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owned the facility in Kansas City and realized a $1,361,000 gain when the facility was sold.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $377,000 were recorded in fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owns the facility in Woonsocket and expects to realize a gain when the facility is sold. The facility is presented on the balance sheet as an asset held for sale of $1,463,000. Total restructuring costs related to the consolidation of the Woonsocket facility are expected to be approximately $500,000. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs.

The following table presents information about restructuring costs recorded in fiscal 2017:

Total
Fiscal 2017
(In thousands)	Restructuring
Costs

Severance and other termination benefits	$811
Lease obligation	213
Impairment of fixed assets and accelerated depreciation	354
Gain on sale of facility	(1,361)
Other	395
Total	$412

Impairment and accelerated depreciation expense of $354,000 was recorded in fiscal 2017 related to machinery and equipment at the Kansas City and Beaverton facilities. There was no impairment expense related to the closure of the Woonsocket facility. Of the $354,000 of impairment and accelerated depreciation expense, $322,000 was recorded in the Lighting Segment and $32,000 was recorded in the Technology Segment. The fair value of the equipment evaluated for impairment was determined by comparing the future undiscounted cash flows to the carrying value of the assets. The future cash flows are from the remaining use of the assets as well as the cash flows expected to result from the future sale of the assets.

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

Total
Fiscal 2017
(In thousands)	Restructuring
Costs

Cost of Goods Sold	$1,503
Operating Expenses	(1,091)
Total	$412

The following table presents information about restructuring costs by segment for the periods indicated:

Total
Fiscal 2017
(In thousands)	Restructuring
Expenses

Lighting Segment	$(417)
Graphics Segment	452
Technology Segment	252
Corporate and Eliminations	125
Total	$412

The above tables include the gain on the sale of the Kansas City facility, and exclude the expected gain on the Woonsocket facility. Additionally, the above tables do not include expense of $485,000 recorded during fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2016	Restructuring Expense	Payments	Adjustments	Balance as of June 30, 2017

Severance and termination benefits	$--	$811	$(804)	$(7)	$--
Lease obligation	--	213	(128)	--	85
Other	--	395	(395)	--	--
Total	$--	$1,419	$(1,327)	$(7)	$85

The above table does not include fixed asset impairment and accelerated depreciation expense of $354,000 or the $1,361,000 gain on the sale of the Kansas City facility recorded in fiscal 2017.

Refer to Note 14 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 16 – ACQUISITION

On February 21, 2017, the Company acquired all the capital stock of Atlas Lighting Products, Inc. (Atlas), a Burlington North Carolina manufacturer of high-quality LED lighting products sold into the electrical distribution market. The purchase price of $97.5 million included a cash payment of $96.9 million and 200,000 five year warrants valued at $0.6 million. The Company funded the acquisition with a combination of cash on hand and $66 million from a new $100 million revolving line of credit (See Note 7).

The Company has accounted for this transaction as a business combination. Under business combination accounting, the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 21, 2017 is as follows:

(amounts in thousands)	February 21, 2017 (Initially Reported)	Measurement Period Adjustments	February 21, 2017 (As Adjusted)
Cash and Cash Equivalents	$1,815		$1,815
Accounts Receivable	7,202		7,202
Inventories	8,490		8,490
Property, Plant, and Equipment	3,631	(85)	3,546
Other Assets	248		248
Intangible Assets	34,319		34,319
Liabilities Assumed	(6,106)	(77)	(6,183)
Identifiable net assets acquired	49,599	(162)	49,437
Goodwill	47,868	162	48,030
Net Purchase Consideration	$97,467	$--	$97,467

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

The fair market value write-up of the inventory totaled $228,000, and the fair market value write-up of the property, plant, and equipment totaled $526,000. Transaction costs related to the acquisition totaled $1.48 million in fiscal 2017 and are recorded as an operating expense.

Atlas’s post-acquisition results of operations for the period from February 21, 2017 through June 30, 2017 are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of Atlas for the period from February 21, 2017 through June 30, 2017 were $17.8 million and operating income was $1.8 million. The operating results of Atlas are included in the Lighting Segment.

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

(In thousands, unaudited)	Twelve Months Ended June 30
	2017	2016
Net Sales	$366,541	$381,650

Gross Profit	$95,038	$105,592

Operating Income	$6,857	$18,010

The unaudited pro forma financial information for the twelve months ended June 30, 2017 and June 30, 2016 is prepared using the acquisition method of accounting and has been adjusted to effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The pro forma operating income of $6.9 million excludes acquisition-related expenses of $1.61 million.

NOTE 17 — SALE OF SUBSIDIARY

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

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated:

(In thousands)	2017	2016	2015

Keating Muething & Klekamp PLL	$526	$207	$500
American Engineering and Metal Working	$—	$522	$300
3970957 Canada Inc.	$—	$—	$42
Synergy Electronic LTD	$—	$—	$7
Atlas Melbane Street Properties, LLC	$314	$—	$—

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2017	2016	2015

Wesco International	$2,121	$2,450	$2,726
American Engineering and Metal Working	$—	$27	$4

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

(In thousands)	June 30,	June 30,
	2017	2016

Keating Muething & Klekamp PLL	$28	$12
American Engineering and Metal Working	$—	$6

The law firm of Keating Muething & Klekamp PLL, of which the son of one of the Company’s independent outside directors is a partner, is the Company’s primary outside law firm providing legal services in most areas required other than patents and intellectual property. Wesco International, of which one of the Company’s independent outside directors is a director, purchases lighting fixtures from the Company. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the former president of the Company’s Graphics Segment, provides metal fabricated components. 3970957 Canada Inc., which is owned by the former president and another executive of the Company’s former LSI Saco Technologies subsidiary, owns the building that the former Canadian operation occupied and rented. Synergy Electronic LTD, which is owned and operated by the brother of an executive at the Company’s former LSI Saco Technologies, manufactures molds and materials used in video screens and research and development projects. The Company leases its Burlington, North Carolina facility from Atlas Melbane Street Properties, LLC which is partially owned by an executive of the Company.

NOTE 19 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2017
Net sales	$84,159	$85,658	$78,156	$83,419	$331,392
Gross profit	20,835	21,407	18,399	21,236	81,877
Net income	829	2,006	(531)	696	3,000

Earnings per share
Basic	$0.03	$0.08	$(0.02)	$0.03	$0.12
Diluted	$0.03	$0.08	$(0.02)	$0.03	$0.12

Range of share prices
High	$11.64	$11.23	$10.68	$10.21	$11.64
Low	$9.41	$8.12	$8.31	$8.26	$8.12

2016
Net sales	$85,925	$84,687	$70,740	$80,844	$322,196
Gross profit	23,349	23,926	16,549	19,847	83,671
Net income	3,750	3,782	522	1,428	9,482

Earnings per share
Basic	$0.15	$0.15	$0.02	$0.06	$0.38
Diluted	$0.15	$0.15	$0.02	$0.06	$0.37	(a)

Range of share prices
High	$10.48	$12.80	$12.22	$13.45	$13.45
Low	$8.33	$7.89	$9.85	$10.29	$7.89

2015
Net sales	$78,466	$84,715	$68,603	$76,073	$307,857
Gross profit	18,608	20,555	16,305	18,981	74,449
Net income (loss)	1,527	1,588	393	1,643	5,151

Earnings (loss) per share
Basic	$0.06	$0.06	$0.02	$0.07	$0.21
Diluted	$0.06	$0.06	$0.02	$0.07	$0.21

Range of share prices
High	$8.49	$7.70	$9.17	$10.24	$10.24
Low	$6.00	$5.61	$5.84	$8.02	$5.61

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 30, 2017, there were approximately 630 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2017	2016	2015	2014	2013

Net sales	$331,392	$322,196	$307,857	$299,463	$280,790
Cost of products and services sold	248,012	238,525	233,408	234,165	220,380
Restructuring costs (in cost of sales)	1,503	—	—	—	—
Loss on sale of a subsidiary	—	—	565	—	—
(Gain) loss on sale of a building	—	—	(343)	—	—
Acquisition deal costs	1,608	—	—	—	—
Restructuring costs (in SG&A)	(1,091)	—	—	—	—
Selling and administrative expenses	77,272	69,715	66,694	62,175	57,367
Goodwill and intangible asset impairment	479	—	—	805	2,413

Operating income	3,609	13,956	7,533	2,318	630
Interest (income)	(91)	(84)	(26)	(17)	(47)
Interest expense	620	36	45	68	62

Income before income taxes	3,080	14,004	7,514	2,267	615
Income taxes	80	4,522	2,363	1,337	738

Net income (loss)	$3,000	$9,482	$5,151	$930	$(123)

Earnings (loss) per common share
Basic	$0.12	$0.38	$0.21	$0.04	$(0.01)
Diluted	$0.12	$0.37	$0.21	$0.04	$(0.01)

Cash dividends paid per share	$0.20	$0.17	$0.12	$0.24	$0.36

Weighted average common shares
Basic	25,436	24,988	24,496	24,388	24,313
Diluted	25,988	25,592	24,638	24,546	24,313

Balance Sheet Data:
(At June 30)
	2017	2016	2015	2014	2013

Working capital	$61,704	$88,510	$80,813	$74,349	$74,647
Total assets	256,680	195,560	180,690	168,688	169,179
Long-term debt	49,698	—	—	—	—
Shareholders’ equity	160,078	155,520	142,952	138,412	141,690

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2017, 2016, AND 2015

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	(Deductions)		Balance
	Beginning	Costs and	From Company	(a)	End of
Description	of Period	Expenses	Acquired (Sold)	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2017	$226	$339	$10	$(69)	$506
Year Ended June 30, 2016	$317	$55	$—	$(146)	$226
Year Ended June 30, 2015	$294	$220	$—	$(197)	$317

Inventory Obsolescence Reserve:

Year Ended June 30, 2017	$2,394	$1,495	$600	$(1,674)	$2,815
Year Ended June 30, 2016	$2,197	$1,726	$—	$(1,529)	$2,394
Year Ended June 30, 2015	$2,298	$1,493	$(417)	$(1,177)	$2,197

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2017	$6,150	$—	$(569)	$(25)	$5,556
Year Ended June 30, 2016	$6,161	$—	$—	$(11)	$6,150
Year Ended June 30, 2015	$6,450	$—	$(283)	$(6)	$6,161

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.