Form 10-Q
period 2017-09-30
LSI INDUSTRIES INC
filed 2017-11-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

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

YES    X      NO ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

As of October 27, 2017 there were 25,791,814 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2017	2016

Net sales	$87,466	$84,159

Cost of products and services sold	63,763	62,821

Restructuring costs	--	503

Gross profit	23,703	20,835

Restructuring costs	--	153

Impairment of goodwill	28,000	--

Selling and administrative expenses	20,517	19,616

Operating (loss) income	(24,814)	1,066

Interest (income)	(8)	(27)

Interest expense	411	13

(Loss) Income before income taxes	(25,217)	1,080

Income tax (benefit) expense	(9,588)	251

Net (loss) Income	$(15,629)	$829

(Loss) Earnings per common share (see Note 4)
Basic	$(0.61)	$0.03
Diluted	$(0.61)	$0.03

Weighted average common shares outstanding
Basic	25,791	25,275
Diluted	25,791	25,912

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2017	2017

ASSETS

Current Assets

Cash and cash equivalents	$2,120	$3,039

Accounts receivable, less allowance for doubtful accounts of $436 and $293, respectively	54,252	48,880

Inventories	49,182	50,008

Refundable income taxes	--	775

Assets held for sale	--	1,463

Other current assets	3,420	2,964

Total current assets	108,974	107,129

Property, Plant and Equipment, at cost
Land	6,469	6,429
Buildings	35,686	35,463
Machinery and equipment	81,790	78,804
Construction in progress	652	3,805
	124,597	124,501
Less accumulated depreciation	(78,615)	(77,147)
Net property, plant and equipment	45,982	47,354

Goodwill	30,538	58,538

Other Intangible Assets, net	37,479	38,169

Other Long-Term Assets, net	16,216	5,490

Total assets	$239,189	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2017	2017

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,842	$19,356
Accrued expenses	23,504	26,069

Total current liabilities	41,346	45,425

Long-Term Debt	51,862	49,698

Other Long-Term Liabilities	1,587	1,479

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,535,362 and 24,997,531 shares, respectively	121,490	120,259
Retained earnings	22,904	39,819

Total shareholders’ equity	144,394	160,078

Total liabilities & shareholders’ equity	$239,189	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2017	2016
Cash Flows from Operating Activities
Net (loss) income	$(15,629)	$829
Non-cash items included in net income:
Depreciation and amortization	2,572	1,835
Deferred income taxes	(10,815)	(825)
Impairment of goodwill	28,000	--
Deferred compensation plan	(413)	198
Stock compensation expense	984	1,741
Issuance of common shares as compensation	78	103
Loss on disposition of fixed assets	(31)	1
Fixed asset impairment	--	273
Allowance for doubtful accounts	49	113
Inventory obsolescence reserve	143	573

Changes in certain assets and liabilities – excluding sale of subsidiary
Accounts receivable	(5,421)	628
Inventories	683	(32)
Refundable income taxes	775	--
Accounts payable	(1,559)	121
Accrued expenses and other	(3,243)	(5,487)
Customer prepayments	419	268
Net cash flows (used in) provided by operating activities	(3,408)	339

Cash Flows from Investing Activities
Proceeds from the sale of assets	1,527	--
Purchases of property, plant and equipment	(498)	(1,960)
Net cash flows provided by (used in) investing activities	1,029	(1,960)

Cash Flows from Financing Activities
Payments of long-term debt	(22,247)	--
Borrowings of long-term debt	24,411	--
Cash dividends paid	(1,286)	(1,256)
Proceeds and tax benefits from exercises of stock options	115	58
Purchase of treasury shares	(106)	(344)
Issuance of treasury shares	573	42
Net cash flows provided by (used in) financing activities	1,460	(1,500)

(Decrease) in cash and cash equivalents	(919)	(3,121)

Cash and cash equivalents at beginning of period	3,039	33,835

Cash and cash equivalents at end of period	$2,120	$30,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2017, the results of its operations for the three month periods ended September 30, 2017 and 2016, and its cash flows for the three month periods ended September 30, 2017 and 2016. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2017 Annual Report on Form 10-K.  Financial information as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	September 30,	June 30,
	2017	2017

Accounts receivable	$54,688	$49,386
Less: Allowance for doubtful accounts	(436)	(506)
Accounts receivable, net	$54,252	$48,880

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of September 30, 2017 and June 30, 2017, the Company had bank balances of $5,080,127 and $4,615,000, respectively, without insurance coverage.

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

.

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

The Company recorded $1,882,000 and $1,728,000 of depreciation expense in the first quarter of fiscal 2018 and 2017, respectively.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses and in the purchase price of acquired companies. In certain circumstances, a triggering event occurs such that a non-financial asset such as goodwill is required to be evaluated for impairment and deemed impaired. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.  In accordance with FASB Codification Topic 350-20, Intangibles – Goodwill and Other, Lighting Segment goodwill with a carrying amount of $57,373,000 was written down to its implied fair value of $29,373,000, resulting in an impairment charge of $28,000,000, which was included in earnings for the period

		Fair Value Measurements Using
Description	Quarter Ended 9/30/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Gains (Losses)
Lighting Segment Goodwill	$29,373,000			$29,373,000	$(28,000,000)

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2017	2016	2017

Balance at beginning of the period	$7,560	$5,069	$5,069
Additions charged to expense	927	903	4,956
Addition for acquired company			907
Deductions for repairs and replacements	(1,818)	(624)	(3,372)
Balance at end of the period	$6,669	$5,348	$7,560

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,562,000 and $1,401,000 for the three months ended September 30, 2017 and 2016, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 286,000 and 914,000 shares for the three month ended September 30, 2017 and 2016, respectively. See further discussion of earnings per share in Note 4.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018.  We adopted this standard on July 1, 2017 and recognized excess tax benefits of $81,010 in income tax expense during the three months ended September 30, 2017.  The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates.  Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows.  The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant.  The Company has no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal year 2021. Early adoption of the accounting standard is permitted, and the Company has elected to early adopt this standard. (See Footnote 7)

Comprehensive Income:

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

NOTE 3 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. In the first quarter of fiscal 2018, the Company merged its Technology Segment with the Lighting Segment to be in alignment with the financial information received by the Chief Executive Officer and how the business is managed. The Company’s two operating segments are Lighting and Graphics, each of which has a president who is responsible for that business and reports to the CODM. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also reported in the segment information.

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the commercial/industrial market, the petroleum / convenience store market, the automotive dealership market, the quick service restaurant market, along with other markets the Company serves. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies used to manufacture certain LED light fixtures and sold directly to customers.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, interior branding, electrical and architectural signage, active digital signage along with the management of media content related to digital signage, LED video screens, and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets including, but not limited to the petroleum / convenience store market, multi-site retail operations, banking, and restaurants. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

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

There was no concentration of consolidated net sales in the three months ended September 30, 2017 or 2016.  There was no concentration of accounts receivable at September 30, 2017 or June 30, 2017.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2017 and September 30, 2016:

	Three Months Ended
(In thousands)	September 30
	2017	2016
Net Sales:
Lighting Segment	$68,428	$65,265
Graphics Segment	19,038	18,894
	$87,466	$84,159

Operating Income (Loss):
Lighting Segment	$(22,930)	$3,091
Graphics Segment	1,476	1,017
Corporate and Eliminations	(3,360)	(3,042)
	$(24,814)	$1,066

Capital Expenditures:
Lighting Segment	$261	$1,096
Graphics Segment	182	366
Corporate and Eliminations	55	498
	$498	$1,960

Depreciation and Amortization:
Lighting Segment	$1,901	$1,192
Graphics Segment	379	360
Corporate and Eliminations	292	283
	$2,572	$1,835

	September 30, 2017	June 30, 2017
Identifiable Assets:
Lighting Segment	$182,796	$214,070
Graphics Segment	35,315	33,144
Corporate and Eliminations	21,078	9,466
	$239,189	$256,680

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2017	2016

Lighting Segment inter-segment net sales	$715	$753

Graphics Segment inter-segment net sales	$31	$132

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2017	2016

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$(15,629)	$829

Weighted average shares outstanding, net of treasury shares (a)	25,505	24,998
Weighted average vested restricted stock units outstanding	41	37
Weighted average shares outstanding in the Deferred Compensation Plan	245	240
Weighted average shares outstanding	25,791	25,275

Basic earnings (loss) per share	$(0.61)	$0.03

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(15,629)	$829

Weighted average shares outstanding

Basic	25,791	25,275

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	--	637

Weighted average shares outstanding (c)	25,791	25,912

Diluted earnings (loss) per share	$(0.61)	$0.03

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,791,936 common shares and 1,654,450 common shares at September 30, 2017 and 2016, respectively, were not included in the computation of the three month period for diluted earnings (loss) per share, respectively, because the exercise price was greater than the average fair market value of the common shares. For the three months ended September 30, 2017, the effect of dilutive securities was not included in the calculation of diluted earnings (loss) per share because there was a net operating loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2017	2017

Inventories:
Raw materials	$31,332	$32,421
Work-in-process	3,449	3,527
Finished goods	14,401	14,060
Total Inventories	$49,182	$50,008

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2017	2017

Accrued Expenses:
Compensation and benefits	$6,867	$9,759
Customer prepayments	1,480	1,061
Accrued sales commissions	1,986	2,314
Accrued warranty	6,669	7,560
Other accrued expenses	6,502	5,375
Total Accrued Expenses	$23,504	$26,069

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing.  The Company has a total of three reporting units that contain goodwill. There are two reporting units within the Lighting Segment and one reporting unit within the Graphics Segment. One reporting unit previously reported in the Technology Segment has been transferred to the Lighting Segment as a result of the merge of the Technology Segment with the Lighting Segment (See Note 3). The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

A sustained and significant decline in the Company’s stock price in the first quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one the reporting units in the Lighting Segment that contains goodwill, as of September 30, 2017. Because the Company has elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $28,000,000.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2017
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(37,191)	(27,525)	(64,716)
Goodwill, net as of June 30, 2017	$57,373	$1,165	$58,538

Goodwill Impairment	(28,000)	--	(28,000)

Balance as of September 30, 2017
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of September 30, 2017	$29,373	$1,165	$30,538

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$8,471	$27,092
Patents	338	193	145
LED technology firmware, software	16,066	11,378	4,688
Trade name	2,658	526	2,132
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	55,335	21,278	34,057

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$21,278	$37,479

	June 30, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,956	$27,607
Patents	338	186	152
LED technology firmware, software	16,066	11,237	4,829
Trade name	2,658	499	2,159
Non-compete agreements	710	710	-
Total Amortized Intangible Assets	55,335	20,588	34,747

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$20,588	$38,169

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2017	September 30, 2016

Three Months Ended	$690	$107

The Company expects to record annual amortization expense as follows:

(In thousands)

2018	$2,760
2019	$2,760
2020	$2,687
2021	$2,682
2022	$2,461
After 2022	$21,397

NOTE 8 - REVOLVING LINE OF CREDIT

In February, 2017 the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will remain at 175 basis points for the next twelve months.  The fee on the unused balance of the $100 million committed line of credit is 15 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of September 30, 2017, there was $51.9 million borrowed against the line of credit, and $48.1 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of September 30, 2017.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1,286,000 and $1,256,000 in the three months ended September 30, 2017 and 2016, respectively. Dividends on restricted stock units in the amount of $29,106 and $13,898 were accrued as of September 30, 2017 and 2016, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In October 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 14, 2017 to shareholders of record as of November 6, 2017. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company has an equity compensation plan that was approved by shareholders in November 2012 and that covers all of its full-time employees, outside directors and certain advisors.  This 2012 Stock Incentive Plan replaced all previous equity compensation plans. The options granted or stock awards made pursuant to this plan are granted at fair market value at the date of grant or award.  Service-based options granted to non-employee directors become exercisable 25% each ninety days (cumulative) from the date of grant and options granted to employees generally become exercisable 25% per year (cumulative) beginning one year after the date of grant. Performance-based options granted to employees become exercisable 33.3% per year (cumulative) beginning one year after the date of grant. The maximum contractual term of the Company’s stock options is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.  The number of shares reserved for issuance is 1,366,738 shares, all of which were available for future grant or award as of September 30, 2017.  This plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock awards, and other stock awards. Service based and performance based stock options were granted and restricted stock units (“RSUs”) were awarded during the three months ended September 30, 2017. As of September 30, 2017, a total of 3,593,365 options for common shares were outstanding from this plan as well as one previous stock option plan (which has also been approved by shareholders), and of these, a total of 1,536,124 options for common shares were vested and exercisable.  As of September 30, 2017, the approximate unvested stock option expense that will be recorded as expense in future periods is $3,029,686.  The weighted average time over which this expense will be recorded is approximately 25 months. Additionally, as of September 30, 2017 a total of 194,150 restricted stock units were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $913,907. The weighted average time over which this expense will be recorded is approximately 33 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the period indicated.

Three Months Ended
September 30
2017

Dividend yield	3.4%
Expected volatility	40.9%
Risk-free interest rate	1.8%
Expected life (years)	6.0

At September 30, 2017, the 724,037 options granted during the first three months of fiscal 2018 to employees had exercise prices of $5.92 per share, fair values $1.71 per share, and remaining contractual lives of nine years, ten months.

At September 30, 2016, the 832,500 options granted during the first three months of fiscal 2017 to employees had exercise prices ranging from $10.08 to $11.06 per share, fair values ranging from of $3.39 to $3.83 per share, and remaining contractual lives of between nine years, nine months and nine years, eleven months.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 8.3% forfeiture rate effective July 1, 2017. Previous estimated forfeiture rates were between 2.0% and 3.5% between the periods January 1, 2014 through June 30, 2017. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $757,808 and $1,438,443 of expense related to stock options in the three months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, the Company had 3,479,522 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.21 per share, an aggregate intrinsic value of $594,220 and weighted average remaining contractual terms of 7.6 years.

Information related to all stock options for the three months ended September 30, 2017 and 2016 is shown in the following tables:

	Three Months Ended September 30, 2017
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (years)	Value

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,224

Granted	724,037	$5.92
Forfeitures	(232,171)	$13.92
Exercised	(18,189)	$6.31

Outstanding at 9/30/17	3,593,365	$8.18	7.6	$646,326

Exercisable at 9/30/17	1,536,124	$8.26	5.9	$111,768

	Three Months Ended September 30, 2016
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (years)	Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	832,500	$11.06
Forfeitures	(140,250)	$15.95
Exercised	(20,813)	$8.32

Outstanding at 9/30/16	3,647,927	$9.18	7.3	$8,783,980

Exercisable at 9/30/16	1,586,188	$8.91	5.1	$4.982,876

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2017	1,842,127	$3.52
Granted	724,037	$1.71
Vested	(384,602)	$3.58
Forfeited	(124,321)	$3.49
Unvested at September 30, 2017	2,057,241	$2.87

The weighted average grant date fair value of options granted during the three months ended September 30, 2017 and 2016 was $1.71 and $3.83, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was $20,156 and $50,160, respectively. The aggregate grant date fair value of options that vested during the three months ended September 30, 2017 and 2016 was $1,377,325 and $1,334,248, respectively. The Company received $114,770 and $173,185 of cash from employees who exercised options in the three month periods ended September 30, 2017 and 2016, respectively. In the first three months of fiscal 2018 the Company recorded $104,969 as a reduction of federal income taxes payable, $81,010 as an increase in expense, $5,973 as a reduction of income tax expense, and $180,006 as a reduction of the deferred tax asset related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise. In the first three months of fiscal 2017 the Company recorded $78,040 as a reduction of federal income taxes payable, $165,856 as an increase in common stock, $8,880 as a reduction of income tax expense, and $183,665 as a reduction of the deferred tax asset related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 91,490 restricted stock units with a fair value of $5.92 per share were awarded to employees during the three months ended September 30, 2017. A total of 71,700 restricted stock units with a fair value of $11.06 per share were awarded to employees during the three months ended September 30, 2016. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the restricted stock units were awarded. The RSUs have a four year ratable vesting period. The restricted stock units are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $29,106 and $13,898 were accrued as of September 30, 2017 and 2016, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The following table presents information related to restricted stock units:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2017	133,335	$10.38
Awarded	91,490	$5.92
Shares Issued	(30,675)	$10.30
Unvested at September 30, 2017	194,150	$8.29

As of September 30, 2017, the 194,150 restricted stock units had a remaining contractual life of between 1 years 10 months and 3 years 9 months. Of the 194,150 RSUs outstanding, 180,984 are vested and expected to vest in the future. An estimated forfeiture rate of 8.3% was used in the calculation of expense related to the restricted stock units. The Company recorded $255,415 of expense related to restricted stock units in the three months ended September 30, 2017.

As of September 30, 2016, the 118,575 outstanding restricted stock units had a remaining contractual life of 2 years 9 months and 3 years 9 months. Of the 118,575 RSUs outstanding, 113,868 are expected to vest as of September 30, 2016. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the restricted stock units. The Company recorded $302,301 of expense related to restricted stock units in the three months ended September 30, 2016.

Director and Employee Stock Compensation Awards

The Company awarded a total of 8,550 and 9,470 common shares in the three months ended September 30, 2017 and 2016, respectively, as stock compensation awards. These common shares were valued at their approximate $77,976 and $103,100 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of September 30, 2017 there were 38 participants, all with fully vested account balances. A total of 241,095 common shares with a cost of $2,180,397, and 257,898 common shares with a cost of $2,456,875 were held in the plan as of September 30, 2017 and June 30, 2017, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan and for distributions to terminated employees. The Company issued 31,922 new common shares for purposes of the non-qualified deferred compensation plan. The Company used approximately $106,537 and $343,700 to purchase 15,225 and 34,587 common shares of the Company in the open stock market during the three months ended September 30, 2017 and 2016, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.

For fiscal year 2018, the Company estimates the Rabbi Trust for the Nonqualified Deferred Compensation Plan will make net repurchases of 15,225 common shares of the Company. The Company does not currently repurchase its own common shares for any other purpose.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2017	2016
Cash payments:
Interest	$382	$13
Income taxes	$--	$1,022

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

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $0 and $145,000 in the three months ended September 30, 2017 and 2016, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2017	2016	2017

Balance at beginning of the period	$235	$39	$39
Accrual of expense	--	145	523
Payments	(159)	(119)	(313)
Adjustments	--	--	(14)
Balance at end of the period	$76	$65	$235

NOTE 14 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Fiscal 2017 restructuring costs related to the closure of the Kansas City facility were $944,000. There have been no restructuring costs in fiscal 2018. These costs primarily included employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $485,000 recorded in fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owned the facility in Kansas City and realized a $1,361,000 gain when the facility was sold.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $377,000 were recorded in fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility. There were not restructuring charges in fiscal 2018.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owns the facility in Woonsocket and realized a small gain when the facility was sold in September 2017. Total restructuring costs related to the consolidation of the Woonsocket facility were $452,000 in fiscal 2017. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. There have been no restructuring charges in fiscal 2018.

Management does not expect any significant restructuring charges for fiscal 2018. All previously announced restructuring projects were completed in fiscal 2017 and all restructuring charges were recorded in fiscal 2017.

The following table presents information about restructuring costs for the periods indicated:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30,	September 30,
	2017	2016

Severance and other termination benefits	$--	$165
Lease obligation	--	213
Impairment of fixed assets and accelerated depreciation	--	273
Other	--	5
Total	$--	$656

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

Three Months Ended
(In thousands)	September 30
2016

Cost of Goods Sold	$503
Operating Expenses	153
Total	$656

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30,	September 30
	2017	2016

Lighting Segment	$--	$545
Graphics Segment	--	--
Corporate and Eliminations	--	111
Total	$--	$656

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2017	Restructuring Expense	Payments	Adjustments	Balance as of September 30, 2017

Severance and termination benefits	$--	$--	--	$--	$--
Lease obligation	85	--	(43)	--	42
Other	--	--	--	--	--
Total	$85	$--	$(43)	$--	$42

Refer to Note 13 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 15 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. In the first quarter of fiscal 2018, a deferred tax asset of $10.7 million was created as a result of the impairment of goodwill in the Lighting reporting unit. (See footnote 7)

	Three Months Ended
	September 30
	2017	2016
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	33.7%	32.0%
Uncertain tax positions	(0.2)	(1.3)
Difference between deferred and current tax rate related to the impairment of goodwill	4.8	--
Deferred tax asset adjustment	--	(6.7)
Other	(0.3)	(0.8)
Effective tax rate	38.0%	23.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended
	September 30
	2017	2016

Lighting Segment	$68,428	$65,265
Graphics Segment	19,038	18,894
	$87,466	$84,159

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended
	September 30
	2017	2016

Lighting Segment	$(22,930)	$3,091
Graphics Segment	1,476	1,017
Corporate and Eliminations	(3,360)	(3,042)
	$(24,814)	$1,066

Summary Comments

Fiscal 2018 first quarter net sales of $87,466,000 increased $3.3 million or 3.9% as compared to first quarter fiscal 2017. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $3.2 million or 4.8%) and increased net sales of the Graphics Segment (up $0.1 million or 0.8%). Comparable fiscal 2018 net sales excluding net sales from Atlas Lighting Products, Inc. (Atlas) decreased by $7.7 million or 9.2% compared to fiscal 2017 net sales. The Company acquired Atlas on February 21, 2017.

Fiscal 2018 first quarter operating loss of $(24,814,000) decreased $25.9 million from operating income of $1,066,000 in the first quarter of fiscal 2017. The $25.9 million change from operating income in fiscal 2017 to an operating loss in fiscal 2018 was mostly the result of a pre-tax $28 million goodwill impairment charge in the Lighting Segment. Adjusted fiscal 2018 operating income, a Non-GAAP measure, of $3,186,000 increased 41% or $0.9 million compared to adjusted fiscal 2017 operating income of $2,267,000. Refer to “Non-GAAP Financial Measures” below. The increase in adjusted operating income was the net result of increased net sales, increased gross profit and increased gross profit as a percentage of sales, and an increase in selling and administrative expenses.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment, restructuring and plant closure costs, and severance costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	First Quarter
	FY 2018	FY 2017
Reconciliation of operating income to adjusted operating income:

Operating income as reported	$(24,814)	$1,066

Adjustment for goodwill impairment	28,000

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect		1,056

Adjustment for other severance costs		145

Adjusted Operating Income	$3,186	$2,267

(in thousands, except per share data; unaudited)	First Quarter
			Diluted			Diluted
	FY 2018		EPS	FY 2017		EPS
Reconciliation of net income to adjusted net income:

Net income and earnings per share as reported	$(15,629)		$(0.61)	$829		$0.03

Adjustment for goodwill impairment, inclusive of the income tax effect	17,363	(3)	$0.67

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect				695	(1)	0.03

Adjustment for other severance costs, inclusive of the income tax effect				97	(2)	--

Adjusted net income and earnings per share	$1,734		$0.07	$1,621		$0.06

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 361

(2) 48

(3) 10,637

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

In the first quarter of fiscal 2018, the Technology Segment was merged with the Lighting Segment. Prior year results have been restated to reflect the combination of the two segments.

Lighting Segment

(In thousands)	Three Months Ended
	September 30
	2017	2016

Net Sales	$68,428	$65,265
Gross Profit	$18,673	$15,890
Operating Income	$(22,930)	$3,091

  Lighting Segment net sales of $68,428,000 in the first quarter of fiscal 2018 increased 4.8% from fiscal 2017 same period net sales of $65,265,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $7.9 million or 12.1% from fiscal 2017 first quarter sales. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $53.0 million in the first quarter of fiscal 2018, representing a $9.8 million or 22.7% increase from fiscal 2017 first quarter net sales of solid-state LED light fixtures of $43.1 million. Light fixtures having solid-state LED technology represent 84.8% of total lighting product net sales in the first quarter of fiscal 2018 compared to 71.5% of total Lighting Segment net sales in the first quarter of fiscal 2017. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2018	FY 2017	% Change

First Quarter	$52,956	$43,146	22.7%
Second Quarter		46,137
First Half		89,283
Third Quarter		44,946
Nine Months		134,229
Fourth Quarter		52,303
Full Year		$186,532

Gross profit of $18,673,000 in the first quarter of fiscal 2018 increased $2.8 million or 17.5% from the same period of fiscal 2017, and increased from 24.1% to 27.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales).  The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $691,000 and $254,000 related to the consolidation of it Beaverton, Oregon facility into other LSI facilities in fiscal 2017 with no comparable costs in fiscal 2018.  The remaining increase in amount of gross profit is due to the net effect of improved product mix, net sales from Atlas for which there were no comparable sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, and cost savings related to the closure of the Kansas City manufacturing facility.

                Selling and administrative expenses of $13,603,000 in the first quarter of fiscal year 2018 increased $1.2 million or 10.4% from the same period of fiscal 2017 primarily as the net result of acquiring Atlas.  Our comparable selling and administrative expenses excluding Atlas decreased in the first quarter of fiscal year 2018 from the same period of fiscal 2017.  This impacted areas such as increased employee compensation and benefits expense ($0.6 million), increased research and development expense ($0.2 million), decreased commission expense ($0.5 million), and increased amortization expense ($0.6 million). The Company also recorded a $28 million goodwill impairment charge in fiscal 2018 with no comparable expense in fiscal 2017. The Company will perform an impairment analysis in the third quarter of fiscal 2018 in conjunction with its annual impairment test.

The Lighting Segment first quarter fiscal 2018 operating loss of $(22,930,000) decreased $26,021,000 million from operating income of $3,091,000 in the same period of fiscal 2017 primarily due to a $28 million pre-tax goodwill impairment charge. Adjusted fiscal 2018 operating income, a non-GAAP measure, of $5,070,000 increased 22.3% or $1.1 million compared to adjusted fiscal 2017 operating income of $4,144,000. (Adjusted fiscal 2017 results exclude restructuring plant closure and plant consolidation costs and related inventory write-downs of $1.1 million.) The increase in adjusted operating income was the net result of increased net sales, an increase in gross profit and gross profit as a percentage of sales, and increased selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2017	2016

Net Sales	$19,038	$18,894
Gross Profit	$5,063	$4,440
Operating Income	$1,476	$1,017

Graphics Segment net sales of $19,038,000 in the first quarter of fiscal 2018 increased $0.1 million or 0.8% from fiscal 2017 same period net sales of $18,894,000. With the cyclical nature of the Company’s national programs, there was a decrease in Petroleum market sales more than offset by sales to the QSR and Retail markets.

Gross profit of $5,063,000 in the first quarter of fiscal 2018 increased $0.6 million or 14.0% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 23.3% in the first quarter of fiscal 2017 to 26.6% in the first quarter of fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) and an improvement to gross profit margin on both product and installation sales, increased shipping and handling cost as a percentage of shipping and handling sales, decreased employee compensation and benefit expense ($0.4 million), decreased supplies expense ($0.1 million), and decreased outside service expense ($0.1 million).

Selling and administrative expenses of $3,587,000 in the first quarter of fiscal 2018 increased $0.2 million or 4.8% from the same period of fiscal 2017 primarily as a result of the net effect of various increases and decreases in several expense categories.

The Graphics Segment first quarter fiscal 2017 operating income of $1,476,000 increased $0.5 million or 45.1% from operating income of $1,017,000 in the same period of fiscal 2017. The net increase of $0.5 million was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and increased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2017	2016

Gross (Loss) Profit	$(33)	$505
Operating (Loss)	$(3,360)	$(3,042)

The gross profit or loss relates to the elimination of intercompany profit in inventory.

Administrative expenses of $3,327,000 in the first quarter of fiscal 2018 decreased $0.1 million or 3.2% from the same period of the prior year. In fiscal 2017, the Company incurred $0.1 million in restructuring expenses related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2018. The remaining change is primarily the net result of a decrease in employee compensation and benefit expense ($0.5 million), an increase in outside service expense ($0.2 million), and a net increase in various other expense categories ($0.2 million).

Consolidated Results

The Company reported $403,000 net interest expense in the first quarter of fiscal 2018 compared to no net interest income in the first quarter of fiscal 2017. The change from interest income in fiscal 2017 to interest expense in fiscal 2018 is the result of borrowing against the Company’s line of credit. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years.

The $9,588,000 income tax benefit in the first quarter of fiscal 2018 represents a consolidated effective tax rate of 38% influenced by the goodwill impairment. The $251,000 income tax expense in the first quarter of fiscal 2017 represents a consolidated effective tax rate of 23.2%. This the net result of an income tax rate of 32.0% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, and by a favorable adjustment to a deferred tax asset.

The Company reported a net loss of $(15,629,000) in the first quarter of fiscal 2018 compared to net income of $829,000 in the same period of the prior year. The change between net income in fiscal 2017 to a net loss in fiscal is mostly driven by the $28 million pre-tax goodwill impairment charge in fiscal 2018. The change in net income is primarily the net result of increased net sales, increased gross profit and an improvement in gross profit as a percentage of sales, increased selling and administrative expenses, restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2018, and a goodwill impairment charge in fiscal 2018 with no comparable charge in fiscal 2017. Diluted loss per share of $(0.61) was reported in the first quarter of fiscal 2018 as compared to $0.03 diluted earnings per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2018 were 25,791,000 shares as compared to 25,912,000 shares in the same period last year.

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

At September 30, 2017, the Company had working capital of $67.6 million, compared to $61.7 million at June 30, 2017. The ratio of current assets to current liabilities was 2.64 to 1 as compared to a ratio of 2.36 to 1 at June 30, 2017. The $5.9 million increase in working capital from June 30, 2017 to September 30, 2017 was primarily related to the net effect of decreased cash and cash equivalents ($.9 million), increased net accounts receivable ($5.4 million), decreased net inventory ($0.8 million), a decrease in accrued expenses ($2.6 million), an increase in other current assets ($0.5 million), a decrease in the asset held for sale ($1.5 million), a decrease in refundable income taxes ($0.8 million), and a decrease in accounts payable ($1.5 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company used $3.4 million of cash from operating activities in the first quarter of fiscal 2018 as compared to a source of cash of $0.3 million in the same period of the prior year. This $3.7 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in net accounts receivable (unfavorable change of $6.0 million), a decrease rather than an increase in accounts payable (unfavorable change of $1.7 million), a larger decrease in customer prepayments (favorable change of $0.2 million), a decrease rather than an increase in inventory (favorable change of $0.7 million), a larger decrease in accrued expenses and other (favorable change of $2.2 million), a decrease in refundable income taxes (favorable change of $0.7 million), and a decrease in net income from fiscal 2017 to a net loss in fiscal 2018 offset by an increase in non-cash items (favorable change of $0.1 million).

Net accounts receivable were $54.3 million and $48.9 million at September 30, 2017 and June 30, 2017, respectively. DSO increased to 53 days at September 30, 2017 from 52 days at June 30, 2017. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $49.2 million at September 30, 2017 decreased $0.8 million from $50.0 million at June 30, 2017. The decrease of $0.8 million is the result of a decrease in gross inventory of $1.0 million and a decrease in obsolescence reserves of $0.1 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first quarter of fiscal 2018 in the Graphics Segment of approximately $0.9 million which was more than offset by a decrease in net inventory in the Lighting Segment of $1.7 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $48.1 million of the credit line available as of October 27, 2017. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2018 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated cash of $1.0 million related to investing activities in the first quarter of fiscal 2018 as compared to a use of $2.0 million in the same period of the prior year, resulting in a favorable change of $3.0 million. Capital expenditures for the first quarter of fiscal 2018 decreased $1.5 million to $0.5 million from the same period in fiscal 2017. The Company sold its Woonsocket manufacturing facility for $1.5 million which contributed to the change in cash flow from investing activities from fiscal 2017 to fiscal 2018.

The Company generated $1.5 million of cash related to financing activities in the first quarter of fiscal 2018 compared to a use of cash of $1.5 million in the first quarter of fiscal 2017. The $3.0 million favorable change in cash flow was the net result of borrowings in excess of payments of long term debt of $2.2 million, and a decrease in the purchase of treasury shares coupled with an increase in the distribution of treasury shares (favorable change of $0.8 million).

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no undisclosed off-balance sheet arrangements.

Cash Dividends

In October 2017, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 14, 2017 to shareholders of record as of November 6, 2017.  The indicated annual cash dividend rate for fiscal 2018 is $0.20 per share.  The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Asset Impairment

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with the accounting guidance on goodwill and intangible assets. The Company may first assess qualitative factors in order to determine if goodwill is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues at the reporting unit level with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach. The estimation of the fair value of goodwill and indefinite-lived intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, a sustained drop in the Company’s stock price, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amended guidance requires an entity to measure in scope inventory at lower of cost and net realizable value. The amended guidance is effective for fiscal years beginning after December 15, 2016, or the Company’s fiscal year 2018. We adopted the new accounting standard in the first quarter of fiscal 2018 and there was no material impact on the Company’s consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal year 2018. We adopted this standard on July 1, 2017 and recognized excess tax benefits of $81,010 in income tax expense during the three months ended September 30, 2017.  The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates.  Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows.  The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant.  The Company has no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2017.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

The Company acquired Atlas Lighting Products, Inc. (“Atlas”) on February 21, 2017. Management excluded Atlas from its evaluation of the effectiveness of the internal control over financial reporting as of September 30, 2017. Atlas represented 31% of the Company’s total consolidated assets as of September 30, 2017, and 13% of the Company’s total consolidated sales for the fiscal year ended September 30, 2017.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the first quarter of fiscal 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period			(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/17	to	7/31/17	3,010	$8.86	3,010	(1)
8/1/17	to	8/31/17	--	--	--	(1)
9/1/17	to	9/30/17	12,215	$6.54	12,215	(1)
Total			15,225	$7.00	15,225	(1)

(1)

All acquisitions of shares reflected above have been made in connection with the Company's Non-Qualified Deferred Compensation Plan, which has been authorized for 575,000 shares of the Company to be held in and distributed by the Plan.  At September 30, 2017, the Plan held 241,095 common shares of the Company and had distributed 366,181 common shares.

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

LSI Industries Inc.

	By:	/s/ Dennis W. Wells
Dennis W. Wells
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ James E. Galeese
James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 6, 2017