Form 10-Q
period 2017-12-31
LSI INDUSTRIES INC
filed 2018-02-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017.

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

YES    X      NO ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ] Emerging growth company [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

As of January 27, 2018 there were 25,574,457 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2017	2016	2017	2016

Net sales	$92,305	$85,658	$179,771	$169,817

Cost of products and services sold	66,998	63,611	130,761	126,432

Restructuring costs	--	640	--	1,143

Gross profit	25,307	21,407	49,010	42,242

Restructuring costs	--	57	--	210

Impairment of goodwill	--	--	28,000	--

Selling and administrative expenses	20,760	18,532	41,277	38,148

Operating income (loss)	4,547	2,818	(20,267)	3,884

Interest (income)	(8)	(28)	(16)	(55)

Interest expense	425	8	836	21

Income (loss) before income taxes	4,130	2,838	(21,087)	3,918

Income tax expense (benefit)	5,598	832	(3,990)	1,083

Net (loss) income	$(1,468)	$2,006	$(17,097)	$2,835

(Loss) Earnings per common share (see Note 4)
Basic	$(0.06)	$0.08	$(0.66)	$0.11
Diluted	$(0.06)	$0.08	$(0.66)	$0.11

Weighted average common shares outstanding
Basic	25,858	25,314	25,824	25,294
Diluted	25,858	25,803	25,824	25,859

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31,	June 30,
	2017	2017

ASSETS

Current Assets

Cash and cash equivalents	$3,177	$3,039

Accounts receivable, less allowance for doubtful accounts of $475 and $506, respectively	59,740	48,880

Inventories	48,662	50,008

Refundable income tax	--	775

Assets held for sale	--	1,463

Other current assets	3,712	2,964

Total current assets	115,291	107,129

Property, Plant and Equipment, at cost
Land	6,469	6,429
Buildings	35,855	35,463
Machinery and equipment	82,152	78,804
Construction in progress	796	3,805
	125,272	124,501
Less accumulated depreciation	(80,409)	(77,147)
Net property, plant and equipment	44,863	47,354

Goodwill	30,538	58,538

Other Intangible Assets, net	36,789	38,169

Other Long-Term Assets, net	10,893	5,490

Total assets	$238,374	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2017	2017

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,828	$19,356
Accrued expenses	25,713	26,069

Total current liabilities	42,541	45,425

Long-Term Debt	52,149	49,698

Other Long-Term Liabilities	1,356	1,479

Commitments and Contingencies (Note 12)	--	--

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,562,003 and 24,429,223 shares, respectively	122,170	120,259
Retained earnings	20,158	39,819

Total shareholders’ equity	142,328	160,078

Total liabilities & shareholders’ equity	$238,374	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended
	December 31
	2017	2016
Cash Flows from Operating Activities
Net (loss) income	$(17,097)	$2,835
Non-cash items included in net income
Depreciation and amortization	5,124	3,605
Deferred income taxes	(5,667)	(962)
Impairment of goodwill	28,000	--
Deferred compensation plan	(413)	237
Stock compensation expense	1,463	1,688
Issuance of common shares as compensation	156	228
Loss (gain) on disposition of fixed assets	(29)	53
Fixed asset impairment and accelerated depreciation	--	354
Allowance for doubtful accounts	115	205
Inventory obsolescence reserve	1,033	758

Changes in certain assets and liabilities:
Accounts receivable	(10,975)	(2,771)
Inventories	313	979
Refundable income taxes	775	--
Accounts payable	(2,626)	(176)
Accrued expenses and other	(742)	(2,630)
Customer prepayments	(221)	216
Net cash flows (used in) provided by operating activities	(791)	4,619

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,190)	(2,744)
Proceeds from sale of fixed assets	1,527	1
Net cash flows provided by (used in) investing activities	337	(2,743)

Cash Flows from Financing Activities
Payments of long-term debt	(48,553)	--
Borrowings of long-term debt	51,004	--
Cash dividends paid	(2,564)	(2,513)
Exercise of stock options	175	171
Purchase of treasury shares	(107)	(390)
Acquisition of common stock for tax withholding related to share based compensation	183	--
Issuance of treasury shares	454	44
Net cash flows provided by (used in) financing activities	592	(2,688)

Increase (decrease) in cash and cash equivalents	138	(812)

Cash and cash equivalents at beginning of period	3,039	33,835

Cash and cash equivalents at end of period	$3,177	$33,023

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2017, the results of its operations for the three and six month periods ended December 31, 2017 and 2016, and its cash flows for the six month periods ended December 31, 2017 and 2016. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2017 Annual Report on Form 10-K.  Financial information as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements.

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

The Company has multiple sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting, and commissioning of lighting controls; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	December 31,	June 30,
	2017	2017

Accounts receivable	$60,215	$49,386
Less: Allowance for doubtful accounts	(475)	(506)
Accounts receivable, net	$59,740	$48,880

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of December 31, 2017 and June 30, 2017, the Company had bank balances of $4,827,512 and $4,488,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or market.  Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

The Company maintains an inventory reserve for obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. A combination of financial modeling and qualitative input factors are used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.

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

The Company recorded $1,862,000 and $1,669,000 of depreciation expense in the second quarter of fiscal 2018 and 2017, respectively, and $3,744,000 and $3,397,000 of depreciation expense in the first half of fiscal 2018 and 2017, respectively.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses, and in the purchase price of acquired companies (if any). The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

Product Warranties:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to ten years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2017	2016	2017

Balance at beginning of the period	$7,560	$5,069	$5,069
Additions charged to expense	2,394	2,243	4,956
Addition from acquired company	--	--	907
Deductions for repairs and replacements	(3,266)	(1,351)	(3,372)
Balance at end of the period	$6,688	$5,961	$7,560

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,379,000 and $1,269,00 for the three months ended December 31, 2017 and 2016, respectively, and $2,941,000 and $2,670,000 for the six months ended December 31, 2017 and 2016, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 756,000 and 787,000 shares for the three month ended December 31, 2017 and 2016, respectively, and 686,000 shares and 852,000 shares for the six months ended December 31, 2017 and 2016, respectively. See further discussion of earnings per share in Note 4.

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

The Tax Cuts and Jobs Act was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for the fiscal 2018, and will have a 21% US statutory income tax rate for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in US tax rate resulting in a one-time deferred tax expense of $4,676,578.

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue.  In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers:  Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.”  In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”  These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal 2019. The Company currently plans to adopt the new revenue guidance for the fiscal year beginning July 1, 2018 using the modified retrospective approach. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is also assessing potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard.  While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers.  Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer.  The recognition of revenue from most product sales is largely unaffected by the new standard.  However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete.  While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. Our initial conclusions may change as we finalize our assessment and select a transition method during the next six months.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company has not yet determined the impact the amended guidance will have on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted this standard on July 1, 2017 and recognized excess tax benefits of $87,354 in income tax expense during the six months ended December 31, 2017. The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal 2021. Early adoption of the accounting standard is permitted, and the Company elected to adopt this standard early. (See Footnote 7)

Comprehensive Income:

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

There was no concentration of consolidated net sales in the three and six months ended December 31, 2017 or 2016.  There was no concentration of accounts receivable at December 31, 2017 or June 30, 2017.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2017 and December 31, 2016:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2017	2016	2017	2016
Net Sales:
Lighting Segment	$69,174	$65,076	$137,602	$130,341
Graphics Segment	23,131	20,582	42,169	39,476
	$92,305	$85,658	$179,771	$169,817

Operating Income (Loss):
Lighting Segment	$5,275	$3,761	$(17,655)	$6,852
Graphics Segment	2,255	1,174	3,731	2,191
Corporate and Eliminations	(2,983)	(2,117)	(6,343)	(5,159)
	$4,547	$2,818	$(20,267)	$3,884

Capital Expenditures:
Lighting Segment	$499	$205	$760	$1,301
Graphics Segment	157	459	339	825
Corporate and Eliminations	36	120	91	618
	$692	$784	$1,190	$2,744

Depreciation and Amortization:
Lighting Segment	$1,885	$1,115	$3,786	$2,307
Graphics Segment	384	376	763	736
Corporate and Eliminations	283	279	575	562
	$2,552	$1,770	$5,124	$3,605

	December 31, 2017	June 30, 2017
Identifiable Assets:
Lighting Segment	$182,680	$214,070
Graphics Segment	39,394	33,144
Corporate and Eliminations	16,300	9,466
	$238,374	$256,680

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2017	2016	2017	2016

Lighting Segment inter-segment net sales	$992	$700	$1,707	$1,453

Graphics Segment inter-segment net sales	$1,040	$680	$1,071	$812

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016

BASIC EARNINGS PER SHARE

Net (loss) income	$(1,468)	$2,006	$(17,097)	$2,835

Weighted average shares outstanding during the period, net of treasury shares (a)	25,551	25,016	25,528	25,007
Weighted average vested restricted stock units outstanding	63	37	52	37
Weighted average shares outstanding in the Deferred Compensation Plan during the period	244	261	244	250
Weighted average shares outstanding	25,858	25,314	25,824	25,294

Basic (loss) earnings per share	$(0.06)	$0.08	$(0.66)	$0.11

DILUTED EARNINGS PER SHARE

Net (loss) income	$(1,468)	$2,006	$(17,097)	$2,835

Weighted average shares outstanding

Basic	25,858	25,314	25,824	25,294

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	--	489	--	565

Weighted average shares outstanding (c)	25,858	25,803	25,824	25,859

Diluted (loss) earnings per share	$(0.06)	$0.08	$(0.66)	$0.11

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,569,762 common shares and 1,682,270 common shares for the three months ended December 31, 2017 and 2016, respectively, and options to purchase 3,549,705 common shares and 1,626,770 common shares for the six months ended December 31, 2017 and 2016, respectively were not included in the computation of the three month and six month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares. For the three and six months ended December 31, 2017, the effect of dilutive securities was not included in the calculation of diluted earnings (loss) per share because there was a net operating loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2017	2017

Inventories:
Raw materials	$31,156	$32,421
Work-in-process	2,772	3,527
Finished goods	14,734	14,060
Total Inventories	$48,662	$50,008

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2017	2017

Accrued Expenses:
Compensation and benefits	$8,667	$9,759
Customer prepayments	840	1,061
Accrued sales commissions	2,214	2,314
Accrued warranty	6,688	7,560
Other accrued expenses	7,304	5,375
Total Accrued Expenses	$25,713	$26,069

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

A sustained and significant decline in the Company’s stock price in the first quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of September 30, 2017. Because the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $28,000,000.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2017
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(37,191)	(27,525)	(64,716)
Goodwill, net as of June 30, 2017	$57,373	$1,165	$58,538

Goodwill Impairment	(28,000)	--	(28,000)

Balance as of December 31, 2017
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of December 31, 2017	$29,373	$1,165	$30,538

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	December 31, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$8,982	$26,581
Patents	338	201	137
LED technology firmware, software	16,066	11,521	4,545
Trade name	2,658	554	2,104
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	55,335	21,968	33,367

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422
Total Other Intangible Assets	$58,757	$21,968	$36,789

	June 30, 2017
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,956	$27,607
Patents	338	186	152
LED technology firmware, software	16,066	11,237	4,829
Trade name	2,658	499	2,159
Non-compete agreements	710	710	-
Total Amortized Intangible Assets	55,335	20,588	34,747

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$20,588	$38,169

(In thousands)	Amortization Expense of Other Intangible Assets
	December 31, 2017	December 31, 2016

Three Months Ended	$690	$101
Six Months Ended	$1,380	$208

The Company expects to record annual amortization expense as follows:

(In thousands)

2018	$2,760
2019	$2,760
2020	$2,687
2021	$2,682
2022	$2,461
After 2022	$21,397

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2017 the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will remain at 175 basis points for the next twelve months.  The fee on the unused balance of the $100 million committed line of credit is 15 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of December 31, 2017, there was $52.1 million borrowed against the line of credit, and $47.9 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of December 31, 2017.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2,564,000 and $2,513,000 in the six months ended December 31, 2017 and 2016, respectively. Dividends on restricted stock units in the amount of $38,463 and $19,826 were accrued as of December 31, 2017 and 2016, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 13, 2018 to shareholders of record as of February 5, 2018. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company’s equity compensation plan, the 2012 Stock Incentive Plan (“the 2012 Plan”), was approved by shareholders in November 2012. The 2012 Plan covers all of its full-time employees, outside directors and certain advisors and replaced all previous equity compensation plans. In November 2016, the Company’s shareholders approved an amendment to the 2012 Plan that added 1,600,000 shares to the plan and implemented the use of a fungible share ratio that consumes 2.5 available shares for every 1 full value share awarded by the Company as stock compensation. The 2012 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and other stock awards. Stock option grants or stock awards made pursuant to the 2012 Plan are granted at fair market value at the date of option grant or stock award.

Stock option grants may be service-based or performance-based. Service-based options granted during fiscal 2017 and prior fiscal years generally have a four year ratable vesting period beginning one year after the date of grant. Service-based options granted during fiscal 2018 have a three year ratable vesting period beginning one year after the date of grant. Performance-based options have a three year ratable vesting period beginning one year after the date of grant. The maximum exercise period of stock options granted under the 2012 Plan is ten years.  If a stock option holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.

The number of shares reserved for issuance under the 2012 Plan is 1,453,356 shares, all of which were available for future grant or award as of December 31, 2017.   Service-based and performance-based stock options were granted and restricted stock units (“RSUs”) were awarded during the six months ended December 31, 2017. As of December 31, 2017, a total of 3,448,677 stock options were outstanding under the 2012 Plan (as well as one previous stock option plan which was also approved by shareholders), of which, a total of 1,527,651 stock options were vested and exercisable.  As of December 31, 2017, the approximate unvested stock option expense that will be recorded as expense in future periods is $2,563,987.  The weighted average time over which this expense will be recorded is approximately 24 months. Additionally, as of December 31, 2017, a total of 187,150 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $775,144. The weighted average time over which this expense will be recorded is approximately 30 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016

Dividend yield	3.06%	2.07%	3.35%	1.81%
Expected volatility	41%	41%	41%	43%
Risk-free interest rate	1.94%	2.06%	1.77%	1.00%
Expected life (in years)	6.0	6.0	6.0	6.0

At December 31, 2017, the 794,537 options granted during the first six months of fiscal 2018 to employees had exercise prices ranging from $5.92 to $6.54 per share, fair values ranging from of $1.71 to $1.96 per share, and remaining contractual lives of between 9.5 and 10 years.

At December 31, 2016, the 834,320 options granted during the first six months of fiscal 2017 to employees had exercise prices ranging from $9.65 to $11.06 per share, fair values ranging from of $3.29 to $3.83 per share, and remaining contractual lives of between 9.5 and 10 years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Stock Incentive Plan, with an estimated 8.54% forfeiture rate effective October 1, 2017. Previous estimated forfeiture rates were between 2.0% and 8.3% between the periods January 1, 2013 through September 30, 2017. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $367,920 of expense in the three months ended December 31, 2017 and recorded a reduction of expense of $142,434 in the three months ended December 31, 2016, related to stock options. The reduction of stock option expense in the three months ended December 31, 2016 was the result of expectations that the performance criteria related to incentive based options will not be met. The Company recorded $1,125,728 and $1,296,009 of expense related to stock options in the six months ended December 31, 2017 and 2016, respectively.  As of December 31, 2017, the Company had 3,344,138 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.13 per share, an aggregate intrinsic value of $905,309 and weighted average remaining contractual terms of 7.4 years.

Information related to all stock options for the six months ended December 31, 2017 and 2016 is shown in the following tables:

	Six Months Ended December 31, 2017
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (in years)	Value

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,224

Granted	794,537	$5.98
Forfeitures	(438,609)	$11.62
Exercised	(26,939)	$6.49

Outstanding at 12/31/17	3,448,677	$8.10	7.4	$971,344

Exercisable at 12/31/17	1,527,651	$8.14	5.7	$218,246

	Six Months Ended December 31, 2016
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term (in years)	Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	834,320	$11.05
Forfeitures	(147,375)	$16.03
Exercised	(38,063)	$7.75

Outstanding at 12/31/16	3,625,372	$9.18	7.1	$4,648,729

Exercisable at 12/31/16	1,700,025	$8.73	5.1	$3,216,899

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value

Unvested at June 30, 2017	1,842,127	$3.52
Granted	794,537	$1.73
Vested	(513,504)	$3.49
Forfeited	(202,134)	$3.46
Unvested at December 31, 2017	1,921,026	$2.79

The weighted average grant date fair value of options granted during the six month periods ended December 31, 2017 and 2016 was $1.73 and $3.83, respectively. The aggregate intrinsic value of options exercised during the six months ended December 31, 2017 and 2016 was $22,079 and $99,883, respectively. The aggregate grant date fair value of options that vested during the six months ended December 31, 2017 and 2016 was $1,793,086 and $1,779,490, respectively. The Company received $174,965 and $295,030 of cash from employees who exercised options in the six month periods ended December 31, 2017 and 2016, respectively. In the first six months of fiscal 2018 the Company recorded a $83,608 reduction of the federal income tax payable, $559,474 as an increase in common stock, $87,354 as a reduction of income tax expense, and $170,462 as a reduction of the deferred tax assets. In the first six months of fiscal 2017 the Company recorded $95,443 as a reduction of federal income taxes payable, $124,056 as a decrease in common stock, $22,073 as a reduction of income tax expense, and $197,427 as a reduction of the deferred tax asset related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 91,490 RSUs with a fair value of $5.92 per share were awarded to employees during the six months ended December 31, 2017. The service-based RSUs awarded during fiscal 2018 have a three year ratable vesting period beginning one year after the date of award. A total of 71,700 RSUs with a fair value of $11.06 per share were awarded to employees during the six months ended December 31, 2016. The service-based RSUs awarded during fiscal 2017 and in prior fiscal years have a four year ratable vesting period beginning one year after the date of award. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The RSUs have a four year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $38,463 and $19,826 were accrued as of December 31, 2017 and 2016, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The following table presents information related to RSUs:

	Shares	Weighted-Average Grant Date Fair Value

Unvested at June 30, 2017	133,335	$10.38
Awarded	91,490	$5.92
Shares Issued	(30,675)	$10.30
Shares Forfeited	(7,000)	$10.46
Unvested at December 31, 2017	187,150	$8.21

As of December 31, 2017, the 187,150 RSUs had a remaining contractual life of between 2.5 and 3.5 years. Of the 187,150 RSUs outstanding as of December 31, 2017, 176,073 RSUs are vested or expected to vest in the future. An estimated forfeiture rate of 8.5% was used in the calculation of expense related to the RSUs. The Company recorded $81,895 and $337,310 of expense related to RSUs in the three and six month periods ended December 31, 2017, respectively.

As of December 31, 2016, the 118,575 RSUs had a remaining contractual life of between 2.5 and 3.5 years. Of the 118,575 RSUs outstanding as of December 31, 2016, 114,531 RSUs are vested or expected to vest in the future. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the RSUs. The Company recorded $89,896 and $392,197 of expense related to RSUs in the three and six month periods ended December 31, 2016, respectively.

Director and Employee Stock Compensation Awards

The Company awarded a total of 19,920 and 21,199 common shares in the six months ended December 31, 2017 and 2016, respectively, as stock compensation awards. These common shares were valued at their approximate $155,974 and $228,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of December 31, 2017 there were 38 participants, all with fully vested account balances. A total of 245,732 common shares with a cost of $2,187,811, and 257,898 common shares with a cost of $2,456,875 were held in the plan as of December 31, 2017 and June 30, 2017, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan; shares newly issued for compensation deferred into the plan, and for distributions to terminated employees. The Company issued 42,280 new common shares for purposes of the non-qualified deferred compensation plan as of December 31, 2017 and the company did not issue new common shares for plan in fiscal 2017. The Company used approximately $106,537 and $390,288 to purchase 15,225 and 39,487 common shares of the Company in the open stock market during the six months ended December 31, 2017 and 2016, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.

The Company’s non-qualified deferred compensation is no longer funded by purchases in the open market of LSI stock as of September 30, 2017. This plan is now solely funded by newly issued shares that are authorized from the Company’s 2012 Stock Incentive Plan.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2017	2016
Cash payments:
Interest	$767	$21
Income taxes	$1,232	$2,381

Non-cash investing and finance activities:
Issuance of common shares as compensation	$156	$228
Issuance of common shares to fund deferred compensation plan	$261	$--

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2017, there were no standby letter of credit agreements.

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $83,000 and $173,000 in the six months ended December 31, 2017 and 2016, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2017	2016	2017

Balance at beginning of the period	$235	$39	$39
Accrual of expense	83	173	523
Payments	(218)	(205)	(313)
Adjustments	(14)	--	(14)
Balance at end of the period	$86	$7	$235

NOTE 14 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Fiscal 2017 restructuring costs related to the closure of the Kansas City facility were $944,000. There have been no restructuring costs in fiscal 2018. These costs primarily included employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $485,000 recorded in fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to close the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owned the facility in Kansas City and realized a $1,361,000 gain when the facility was sold.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $377,000 were recorded in fiscal 2017, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility. There were no restructuring charges in fiscal 2018.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owned the facility in Woonsocket and realized a small gain when the facility was sold in September 2017. Total restructuring costs related to the consolidation of the Woonsocket facility were $452,000 in fiscal 2017. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. There have been no restructuring charges in fiscal 2018.

Management does not expect any significant restructuring charges for fiscal 2018. All previously announced restructuring projects were completed in fiscal 2017 and all restructuring charges were recorded in fiscal 2017.

The following table presents information about restructuring costs for the periods indicated:

	Three	Six Months	Three	Six Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	December 31,	December 31,	December 31,	December 31,
	2017	2017	2016	2016

Severance and other termination benefits	$--	$--	$526	$691
Lease obligation	--	--	--	213
Impairment of fixed assets and accelerated depreciation	--	--	80	353
Other	--	--	91	96
Total	$--	$--	$697	$1,353

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Six Months Ended
(In thousands)	December 31	December 31
	2016	2016

Cost of Goods Sold	$640	$1,143
Operating Expenses	57	210
Total	$697	$1,353

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Six Months	Three	Six Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	December 31,	December 31,	December 31,	December 31,
	2017	2017	2016	2016

Lighting Segment	$--	$--	$476	$1,021
Graphics Segment	--	--	221	221
Corporate and Eliminations	--	--	--	111
Total	$--	$--	$697	$1,353

The above tables exclude the gain on the sale of the Kansas City and Woonsocket facilities. Additionally, the above tables do not include expense of $400,000 recorded during the first quarter of fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2017	Restructuring Expense	Payments	Adjustments	Balance as of December 31, 2017

Severance and termination benefits	$--	$--	$--	$--	$--
Lease obligation	85	--	(85)	--	--
Other	--	--	--	--	--
Total	$85	$--	$(85)	$--	$--

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

The Tax Cuts and Jobs Act was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for the fiscal 2018, and will have a 21% US statutory income tax rate for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in US tax rate resulting in a one-time deferred tax expense of $4,676,578. The Company revised its full year projected effective tax rate to incorporate the fiscal 2018 statutory rate of 27.7%. The Company completed its accounting for the income tax effects of the Act during the quarter.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	28.9%	30.4%	28.9%	30.8%
Enactment of tax law changes	111.2	--	(22.2)	--
Uncertain tax positions	(4.8)	(0.6)	0.5	(0.8)
Difference between deferred and current tax rate related to the impairment of goodwill	--	--	12.1	--
Other	--	--	--	(1.8)
Tax impact related to share based compensation	0.3	(0.5)	(0.4)	(0.6)
Effective tax rate	135.6%	29.3%	18.9%	27.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016

Lighting Segment	$69,174	$65,076	$137,602	$130,341
Graphics Segment	23,131	20,582	42,169	39,476
	$92,305	$85,658	$179,771	$169,817

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016

Lighting Segment	$5,275	$3,761	$(17,655)	$6,852
Graphics Segment	2,255	1,174	3,731	2,191
Corporate and Eliminations	(2,983)	(2,117)	(6,343)	(5,159)
	$4,547	$2,818	$(20,267)	$3,884

Summary Comments

Fiscal 2018 second quarter net sales of $92,305,000 increased $6.6 million or 7.8% as compared to second quarter fiscal 2017 net sales of $85,658,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $4.1 million or 6.3%) and increased net sales of the Graphics Segment (up $2.5 million or 12.4%). Comparable fiscal 2018 net sales excluding net sales from Atlas Lighting Products, Inc. (“Atlas”) decreased by $7.3 million or 8.5% compared to fiscal 2017 net sales. The Company acquired Atlas on February 21, 2017.

Fiscal 2018 first half net sales of $179,771,000 increased $10 million or 5.9% as compared to first half fiscal 2017 net sales of $169,817,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.3 million or 5.5%) and increased net sales of the Graphics Segment (up $2.7 million or 6.8%). Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $15.0 million or 8.8% compared to fiscal 2017 net sales.

Fiscal 2018 second quarter operating income of $4,547,000 increased $1.7 million or 61.4% from operating income of $2,818,000 in the second quarter of fiscal 2017. The increase in adjusted operating income was the net result of increased net sales, increased gross profit and increased gross profit as a percentage of sales, and an increase in selling and administrative expenses. The Company also recorded restructuring costs of $697,000 in the second quarter of fiscal 2017 with no corresponding cost in fiscal 2018.

Fiscal 2018 first half operating loss of $(20,267,000) represents a $24.2 million change from operating income of $3,884,000 in the first half of fiscal 2017. The change from operating income in fiscal 2017 to an operating loss in fiscal 2018 is primarily the result of a $28 million goodwill impairment in the first quarter of fiscal 2018. Also contributing to the year-over-year change in operating income is the net result of increased net sales, increased gross profit and increased gross profit as a percentage of sales, and an increase in selling and administrative expenses. The Company also recorded restructuring costs of $1,753,000 in the first half of fiscal 2017 with no corresponding cost in fiscal 2018.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of a goodwill impairment, a tax charge related to the revaluation of deferred tax assets, restructuring and plant closure costs, and other severance costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Second Quarter
	FY 2018	FY 2017
Reconciliation of operating income to adjusted operating income:

Operating income as reported	$4,547	$2,818

Adjustment for restructuring and plant closure costs	--	697

Adjustment for other severance costs	83	28

Adjusted operating income	$4,630	$3,543

(in thousands, except per share data; unaudited)	Second Quarter
			Diluted			Diluted
	FY 2018		EPS	FY 2017		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$(1,468)		$(0.06)	$2,006		$0.08

Tax impact from the reduction of the deferred tax assets	4,676		0.18	--		--

Adjustment for restructuring and plant closure costs, inclusive of the income tax effect	--		--	448	(1)	0.02

Adjustment for severance costs, inclusive of the income tax effect	59	(3)	--	23	(2)	--

Adjusted net income and earnings per share	$3,267		$0.12	$2,477		$0.10

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) 249

(2) 5

(3) 24

(in thousands, unaudited)	First Half
	FY 2018	FY 2017
Reconciliation of operating income (loss) to adjusted operating income:

Operating income (loss) as reported	$(20,267)	$3,884

Adjustment for goodwill impairment	28,000	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	--	1,753

Adjustment for other severance costs	83	173

Adjusted operating income	$7,816	$5,810

(in thousands, except per share data; unaudited)	First Half
			Diluted			Diluted
	FY 2018		EPS	FY 2017		EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$(17,097)		$(0.66)	$2,835		$0.11

Adjustment for goodwill impairment, inclusive of the income tax effect	17,361	(4)	0.67

Tax impact from the reduction of the deferred tax assets	4,676		0.18	--		--

Adjustment for restructuring and plant closure costs, inclusive of the income tax effect	--		--	1,143	(1)	0.04

Adjustment for other severance costs, inclusive of the income tax effect	59	(3)	--	120	(2)	--

Adjusted net income and earnings per share	$5,001		$0.19	$4,098		$0.16

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) 610

(2) 53

(3) 24

(4) 10,639

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

Lighting Segment

(In thousands)	Three Months Ended
	December 31
	2017	2016

Net Sales	$69,174	$65,076
Gross Profit	$19,259	$16,493
Operating Income	$5,275	$3,761

Lighting Segment net sales of $69,174,000 in the second quarter of fiscal 2018 increased 6.3% from fiscal 2017 same period net sales of $65,076,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $9.8 million or 15.1% from fiscal 2017 second quarter sales. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $57.7 million in the second quarter of fiscal 2018, representing an $11.6 million or 25.1% increase from fiscal 2017 second quarter net sales of solid-state LED light fixtures of $46.1 million. Light fixtures having solid-state LED technology represent 91.7% of total lighting product net sales in the second quarter of fiscal 2018 compared to 78.2% of total lighting product net sales in the second quarter of fiscal 2017. Total lighting product net sales excludes sales related to installation and shipping and handling.  There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2018	FY 2017	% Change

First Quarter	$52,956	$43,146	22.7%
Second Quarter	57,726	46,137	25.1%
First Half	110,682	89,283	24.0%
Third Quarter		44,946
Nine Months		134,229
Fourth Quarter		52,303
Full Year		$186,532

Gross profit of $19,259,000 in the second quarter of fiscal 2018 increased $2.8 million or 16.8% from the same period of fiscal 2017, and increased from 25.1% to 27.4% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility of $429,000 with no comparable costs in fiscal 2018. The remaining increase in amount of gross profit is due to the net effect of improved product mix, net sales from Atlas for which there were no comparable sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, continued softness in the lighting industry, and cost savings related to the closure of the Kansas City manufacturing facility.

Selling and administrative expenses of $13,984,000 in the second quarter of fiscal 2018 increased $1.3 million or 9.9% from the same period of fiscal 2017, primarily as the net result of acquiring Atlas. Our comparable selling and administrative expenses excluding Atlas decreased 16.2% in the second quarter of fiscal 2018 from the same period of fiscal 2017. The more notable quarter-over-quarter changes impacting the $1.3 million increase in selling and administrative expenses are increased employee compensation and benefits expense ($0.8 million), decreased commission expense ($1.1 million), and increased amortization expense ($0.6 million).

The Lighting Segment second quarter fiscal 2018 operating income of $5,275,000 increased $1.5 million or 40.3% from operating income of $3,761,000 in the same period of fiscal 2017. The $1.5 million increase in operating income was the net result of increased net sales, an increase in gross profit and gross profit as a percentage of sales, increased selling and administrative expenses, and plant closure costs in fiscal 2017 with no comparable expenses in fiscal 2018.

Graphics Segment

(In thousands)	Three Months Ended
	December 31
	2017	2016

Net Sales	$23,131	$20,582
Gross Profit	$6,046	$4,918
Operating Income	$2,255	$1,174

Graphics Segment net sales of $23,131,000 in the second quarter of fiscal 2018 increased $2.5 million or 12.4% from fiscal 2017 same period net sales of $20,582,000. Sales to the Retail and QSR markets increased in the second quarter of fiscal 2018 compared the second quarter of fiscal 2017, followed by a modest increase in sales to the Petroleum market.

Gross profit of $6,046,000 in the second quarter of fiscal 2018 increased $1.1 million or 23.0% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 23.1% in the second quarter of fiscal 2017 to 25.0% in the second quarter of fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales), improved gross profit margin on shipping and handling sales, and decreased employee compensation and benefit expense ($0.1 million). The Company incurred $211,000 in the second quarter of fiscal 2017 related to the closure of its Woonsocket, Rhode Island facility with no comparable expense in fiscal 2018.

Selling and administrative expenses of $3,791,000 in the second quarter of fiscal 2018 increased slightly from fiscal 2017 selling and administrative expenses of $3,744,000. There were only modest increases and offsetting decreases in several cost categories.

The Graphics Segment second quarter fiscal 2018 operating income of $2,255,000 increased $1.1 million or 92.1% from operating income of $1,174,000 in the same period of fiscal 2017. The increase of $1.1 million was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and a small increase in selling and administrative costs.

Corporate and Eliminations

(In thousands)	Three Months Ended
	December 31
	2017	2016
Gross Profit (Loss)	$2	$(4)
Operating (Loss)	$(2,983)	$(2,117)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,985,000 in the second quarter of fiscal 2018 increased $0.9 million or 41.0% from the same period of the prior year. The $0.9 million increase is the result of increased employee compensation and benefit expense ($1.1 million increase) partially offset by a reduction in the cost of outside services expense such as legal expenses ($0.2 million decrease). Most of the increase in employee compensation and benefit expense is the result of the reduction of incentive-based compensation in the second quarter of fiscal 2017 which was driven by the operating results of the Company. There was no similar reduction in incentive-based compensation in fiscal 2018.

Consolidated Results

The Company reported $417,000 net interest expense in the second quarter of fiscal 2018 compared to net interest income of $20,000 in the second quarter of fiscal 2017. The change from interest income in fiscal 2017 to interest expense in fiscal 2018 is the result of borrowing against the Company’s line of credit. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years.

The $5,598,000 income tax expense in the second quarter of fiscal 2018 was most notably impacted by a $4.7 million tax adjustment related to the revaluation of the Company’s deferred tax assets partially offset by a favorable tax impact related to the re-alignment of the Company’s tax expense to a lower effective tax rate, both related to the recently enacted “Tax Cut and Jobs Act” (“TCJA”) legislation. The $832,000 income tax expense in the second quarter of fiscal 2017 represents a consolidated effective tax rate of 29.3%. This is the net result of an income tax rate of 30.8% influenced by certain permanent book-tax differences and by a benefit related to uncertain income tax positions.

The Company reported a net loss of $(1,468,000) in the second quarter of fiscal 2018 as compared to net income of $2,006,000 in the same period of the prior year. The change between net income in fiscal 2017 to a net loss in fiscal 2018 is mostly driven by the $4.7 million charge in fiscal 2018 related to the re-valuation of the Company’s deferred tax assets. Also contributing to the quarter-over-quarter net change in net income are increased net sales, increased gross profit and an improvement of gross profit as a percentage of sales, increased selling and administrative expenses, and restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2018. Diluted loss per share of $(0.06) was reported in the second quarter of fiscal 2018 as compared to $0.08 diluted earnings per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2018 were 25,858,000 shares as compared to 25,803,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016

Lighting Segment
(In thousands)	Six Months Ended
	December 31
	2017	2016

Net Sales	$137,602	$130,341
Gross Profit	$37,932	$32,383
Operating (Loss) Income	$(17,655)	$6,852

 Lighting Segment net sales of $137,602,000 in the first half of fiscal 2018 increased 5.5% from fiscal 2017 same period net sales of $130,341,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $17.7 million or 13.6% from fiscal 2017 second quarter sales. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $110.7 million in the first half of fiscal 2018, representing a $21.4 million or 24.0% increase from fiscal 2017 first half net sales of solid-state LED light fixtures of $89.3 million. Light fixtures having solid-state LED technology represent 88.3% of total lighting product net sales in the first half of fiscal 2018 compared to 75.2% of total lighting product net sales in the first half of fiscal 2017. Total lighting product net sales excludes sales related to installation and shipping and handling. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $37,932,000 in the first half of fiscal 2018 increased $5.5 million or 17.1% from the same period of fiscal 2017, and increased from 24.6% to 27.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility of $932,000 and plant closure costs related to an inventory write-down of $400,000 as the Company exited the manufacturing of fluorescent lighting fixtures with no comparable costs in fiscal 2018. The remaining increase in amount of gross profit is due to the net effect of improved product mix, net sales from Atlas for which there were no comparable sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, continued softness in the lighting industry, and cost savings related to the closure of the Kansas City and Beaverton facilities.

Selling and administrative expenses of $27,587,000 in the first half of fiscal 2018 excluding the $28 million goodwill impairment charge, increased $2.1 million or 8.1% from the same period of fiscal 2017 primarily as the net result of acquiring Atlas. Our comparable selling and administrative expenses excluding Atlas decreased 17.5% in the first half of fiscal 2018 from the same period of fiscal 2017. The more notable year-over-year changes impacting the $2.1 million increase in selling and administrative expenses are increased employee compensation and benefits expense ($1.3 million), increased research and development expense ($0.2 million), decreased commission expense ($1.6 million), and increased amortization expense ($1.2 million). The Company recorded a $28 million goodwill impairment charge in fiscal 2018 with no comparable expense in fiscal 2017. The Company will perform an impairment analysis in the third quarter of fiscal 2018 in conjunction with its annual impairment test.

The Lighting Segment first half fiscal 2018 operating loss of $(17,655,000) represents a $24,507,000 change from operating income of $6,852,000 in the same period of fiscal 2017 primarily due to a $28 million pre-tax goodwill impairment charge. The year-over-year change was also the net result of increased net sales, an increase in gross profit and gross profit as a percentage of sales, increased selling and administrative expenses, and plant closure costs in fiscal 2017 with no comparable expenses in fiscal 2018.

Graphics Segment
(In thousands)	Six Months Ended
	December 31
	2017	2016

Net Sales	$42,169	$39,476
Gross Profit	$11,109	$9,358
Operating Income	$3,731	$2,191

Graphics Segment net sales of $42,169,000 in the first half of fiscal 2018 increased $2.7 million or 6.8% from fiscal 2017 same period net sales of $39,476,000. Sales to the Retail and QSR markets increased in the first half of fiscal 2018 compared to fiscal 2017 which more than offset a decline in sales to the Petroleum market over the same period.

Gross profit of $11,109,000 in the first half of fiscal 2018 increased $1.8 million or 18.7% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 23.2% in the first half of fiscal 2017 to 25.7% in the first half of fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales), an improvement in the gross profit margin of installation and shipping and handling sales, and decreased employee compensation and benefit expense ($0.5 million). The Company incurred $211,000 in the first half of fiscal 2017 related to the closure of its Woonsocket, Rhode Island facility with no comparable expense in fiscal 2018.

Selling and administrative expenses of $7,378,000 in the first half of fiscal 2018 increased 2.9% or $0.2 million from fiscal 2017 selling and administrative expenses of $7,167,000. There were only modest increases and offsetting decreases in several cost categories.

The Graphics Segment first half fiscal 2018 operating income of $3,731,000 increased $1.5 million or 70.3% from operating income of $2,191,000 in the same period of fiscal 2017. The increase of $1.5 million was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and a small increase in selling and administrative costs.

Corporate and Eliminations
(In thousands)	Six Months Ended
	December 31
	2017	2016

Gross Profit (Loss)	$(31)	$501
Operating (Loss)	$(6,343)	$(5,159)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $6,312,000 in the first half of fiscal 2018 increased $0.7 million or 11.5% from the same period of the prior year. The $0.7 million increase is the result of increased employee compensation and benefit expense ($0.5 million increase) and by a net increase in other cost categories. Most of the increase in employee compensation and benefit expense is the result of the reduction of incentive-based compensation in the second quarter of fiscal 2017 which is driven by the operating results of the Company. There was no similar reduction in incentive-based compensation in fiscal 2018. Also contributing to the net change in administrative expenses are restructuring costs of $0.1 million recorded in fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2018.

Consolidated Results

The Company reported $820,000 net interest expense in the first half of fiscal 2018 compared to net interest income of $34,000 in the first half of fiscal 2017. The change from interest income in fiscal 2017 to interest expense in fiscal 2018 is the result of borrowing against the Company’s line of credit. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years.

The $3,990,000 tax benefit in the first half of fiscal 2018 represents a consolidated overall tax rate of 135.6%. This is a result of an effective tax rate of 58.2% influenced most notably by the first quarter goodwill impairment, and by a $4.7 million tax adjustment related to the revaluation of the Company’s deferred tax assets partially offset by a favorable tax impact related to the re-alignment of the Company’s tax expense to a lower effective tax rate, both related to the recently enacted TCJA legislation. The $1,083,000 income tax expense in the first half of fiscal 2017 represents a consolidated effective tax rate of 18.9%. This is the net result of an income tax rate of 28.9% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, and by a favorable adjustment to a deferred tax asset.

The Company reported a net loss of $(17,097,000) in the first half of fiscal 2018 as compared to net income of $2,835,000 in the same period of the prior year. The change between net income in fiscal 2017 to a net loss in fiscal 2018 is mostly driven by the $4.7 million charge in fiscal 2018 related to the re-valuation of the Company’s deferred tax assets and by the first quarter goodwill impairment. Also contributing to the quarter-over-quarter net change in net income are increased net sales, increased gross profit and an improvement of gross profit as a percentage of sales, increased selling and administrative expenses, and restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2018. Diluted loss per share of $(0.66) was reported in the first half of fiscal 2018 as compared to $0.11 diluted earnings per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2018 were 25,824,000 shares as compared to 25,859,000 shares in the same period last year.

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

At December 31, 2017, the Company had working capital of $72.8 million, compared to $61.7 million at June 30, 2017. The ratio of current assets to current liabilities was 2.71 to 1 as compared to a ratio of 2.36 to 1 at June 30, 2017. The $11.1 million increase in working capital from June 30, 2017 to December 31, 2017 was primarily driven by an increase in net accounts receivable ($10.9 million). The other offsetting changes to working capital are as follow: decreased net inventories ($1.3 million); a reduction in the asset held for sale ($1.5 million); a decrease in accounts payable ($2.6 million); and an increase in accrued expenses ($0.4 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (“DSO”) and reduction of inventory levels, without reducing service to its customers.

The Company used $0.8 million of cash from operating activities in the first half of fiscal 2018 as compared to a source of cash of $4.6 million in the same period of the prior year. This $5.4 million decrease in net cash flows from operating activities is primarily the net result of a larger increase in accounts receivable (unfavorable change of $8.2 million), a larger decrease in accounts payable (unfavorable change of $2.4 million), a decrease rather than an increase in customer prepayments (unfavorable change of $0.4 million), a smaller decrease in net inventory (unfavorable change of $0.7 million), a smaller decrease in accrued expenses and other (favorable change of $1.9 million), a decrease in refundable income taxes (favorable change of $0.8 million), and a change from net income in fiscal 2017 to a net loss in fiscal 2018 more than offset by an increase in non-cash items (favorable change of $3.7 million).

Net accounts receivable were $59.7 million and $48.9 million at December 31, 2017 and June 30, 2017, respectively. DSO increased to 56 days at December 31, 2017 from 52 days at June 30, 2017. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $48.7 million at December 31, 2017 decreased $1.4 million from $50.0 million at June 30, 2017. The decrease of $1.4 million is the result of a decrease in gross inventory of $1.0 million and an increase in obsolescence reserves of $0.4 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first half of fiscal 2018 in the Graphics Segment of approximately $0.9 million which was more than offset by a decrease in net inventory in the Lighting Segment of $2.2 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $56.8 million of the credit line available as of January 25, 2018. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2018 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company generated cash of $0.3 million related to investing activities in the half of fiscal 2018 as compared to a use of $2.7 million in the same period from the prior year, resulting in a favorable change of $3.1 million. Capital expenditures for the first half of fiscal 2018 decreased $1.6 million to $1.2 million from the same period in fiscal 2017. The Company sold its Woonsocket manufacturing facility for $1.5 million which contributed to the change in cash flow from investing activities from fiscal 2017 to fiscal 2018.

The Company generated $0.6 million of cash related to financing activities in the first half of fiscal 2018 compared to a use of cash of $2.7 million in the first half of fiscal 2017. The $3.3 million favorable change in cash flow was the net result of borrowings in excess of payments of long term debt of $2.5 million, and a decrease in the purchase of treasury shares coupled with an increase in the distribution of treasury shares (favorable change of $0.7 million).

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

Cash Dividends

In January 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 13, 2018 to shareholders of record as of February 5, 2018. The indicated annual cash dividend rate for fiscal 2018 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

The Company has multiple sources of revenue:  revenue from product sales; revenue from installation of products; service revenue generated from providing integrated design, project and construction management, site engineering and site permitting, and commissioning of lighting controls; revenue from the management of media content and digital hardware related to active digital signage; and revenue from shipping and handling.

Product revenue is recognized on product-only orders upon passing of title and risk of loss, generally at time of shipment. In certain arrangements with customers, as is the case with the sale of some of our solid-state LED video screens, revenue is recognized upon customer acceptance of the video screen at the job site. Product revenue related to orders where the customer requires the Company to install the product is recognized when the product is installed.  The company provides product warranties and certain post-shipment service, support and maintenance of certain solid-state LED video screens and billboards.

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

The Tax Cuts and Jobs Act was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for the fiscal 2018, and will have a 21% US statutory income tax rate for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in US tax rate resulting in a one-time deferred tax expense of $4,676,578.

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

 Warranty Reserves

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to ten years, from the date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

 Inventory Reserves

The Company maintains an inventory reserve for probable obsolete and excess inventory. The Company first determines its obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. A combination of financial modeling and qualitative input factors are used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.  Management values inventory at lower of cost or market.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal 2019. The Company will adopt these standards no later than July 1, 2018, using the modified retrospective transition method. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is also assessing potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard. However, with respect to certain product sales requiring installation, revenue is currently not recognized until the installation is complete. While the Company does not expect this new guidance to have a material impact on the amount of overall sales recognized, the timing of recognition of revenues from sales on certain projects may be affected. Our initial conclusions may change as we finalize our assessment and select a transition method during the next six months.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amended guidance requires an entity to measure in scope inventory at lower of cost and net realizable value. The amended guidance is effective for fiscal years beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted the new accounting standard in the first quarter of fiscal 2018 and there was no material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company has not yet determined the impact the amended guidance will have on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-08, “Principal versus Agent Considerations.” The amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal 2019, with early adoption permitted in fiscal years beginning after December 15, 2016. The Company has determined the amended guidance will have an immaterial impact on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted this standard on July 1, 2017 and recognized excess tax benefits of $81,010 in income tax expense during the three months ended September 30, 2017. The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This amendment provides additional guidance on the measurement of expected credit losses for financial assets based on historical experience, current conditions, and supportable forecasts. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2019, or the Company’s fiscal 2021. The Company is evaluating the impact of the amended guidance and the anticipated impact to the financial statements is not material.

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides cash flow classification guidance for certain cash receipts and cash payments. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, or the Company’s fiscal 2019. The Company is evaluating the impact the amended guidance will have on its financial statements.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

The Company acquired Atlas Lighting Products, Inc. (“Atlas”) on February 21, 2017. Management excluded Atlas from its evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2017. Atlas represented 31% of the Company’s total consolidated assets as of December 31, 2017, and 14% of the Company’s total consolidated sales for the fiscal year ended December 31, 2017.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The Company does not purchase into treasury its own common shares for general purposes.  However, the Company does purchase its own common shares, through a Rabbi Trust, in connection with investments of employee/participants of the LSI Industries Inc. Non-Qualified Deferred Compensation Plan.  Purchases of Company common shares for this Plan in the second quarter of fiscal 2018 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/17 to 10/31/17	--	--	--	(1)
11/1/17 to 11/30/17	--	--	--	(1)
12/1/17 to 12/31/17	--	--	--	(1)
Total	--	--	--	(1)

(1)

In the first half of fiscal 2018, all 575,000 shares authorized for the Company’s Non-Qualified Deferred Compensation Plan have been extinguished by purchase in the open market. Newly issued shares from the Company’s 2012 Stock Incentive Plan will replace shares purchased in the open market to fulfill the obligation the plan has to its participants.

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
James E. Galeese
Executive President and Chief Financial Officer
(Principal Financial Officer)
February 7, 2018