Form 10-Q
period 2018-03-31
LSI INDUSTRIES INC
filed 2018-05-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

As of May 3, 2018 there were 25,875,184 shares of the Registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2018	2017	2018	2017

Net sales	$78,843	$78,156	$258,614	$247,973

Cost of products and services sold	58,925	59,445	189,686	185,877

Restructuring costs	--	312	--	1,455

Gross profit	19,918	18,399	68,928	60,641

Impairment of goodwill	--	479	28,000	479

Acquisition deal costs	--	1,480	--	1,480

Restructuring costs (gain)	--	(1,301)	--	(1,091)

Selling and administrative expenses	19,175	18,515	60,452	56,663

Operating income (loss)	743	(774)	(19,524)	3,110

Interest (income)	(8)	(25)	(24)	(80)

Interest expense	408	188	1,244	209

Income (loss) before income taxes	343	(937)	(20,744)	2,981

Income tax expense (benefit)	123	(406)	(3,867)	677

Net income (loss)	$220	$(531)	$(16,877)	$2,304

Earnings (Loss) per common share (see Note 4)
Basic	$0.01	$(0.02)	$(0.65)	$0.09
Diluted	$0.01	$(0.02)	$(0.65)	$0.09

Weighted average common shares outstanding
Basic	25,875	25,452	25,835	25,346
Diluted	26,437	25,452	25,835	25,909

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31,	June 30,
	2018	2017

ASSETS

Current Assets

Cash and cash equivalents	$2,055	$3,039

Accounts receivable, less allowance for doubtful accounts of $362 and $506, respectively	49,529	48,880

Inventories	51,687	50,008

Refundable income tax	340	775

Assets held for sale	--	1,463

Other current assets	3,339	2,964

Total current assets	106,950	107,129

Property, Plant and Equipment, at cost
Land	6,470	6,429
Buildings	35,880	35,463
Machinery and equipment	82,784	78,804
Construction in progress	1,100	3,805
	126,234	124,501
Less accumulated depreciation	(82,234)	(77,147)
Net property, plant and equipment	44,000	47,354

Goodwill	30,538	58,538

Other Intangible Assets, net	36,098	38,169

Other Long-Term Assets, net	10,781	5,490

Total assets	$228,367	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2018	2017

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,353	$19,356
Accrued expenses	23,456	26,069

Total current liabilities	39,809	45,425

Long-Term Debt	45,289	49,698

Other Long-Term Liabilities	1,440	1,479

Commitments and Contingencies (Note 12)	--	--

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,624,299 and 24,429,223 shares, respectively	122,732	120,259
Retained earnings	19,097	39,819

Total shareholders’ equity	141,829	160,078

Total liabilities & shareholders’ equity	$228,367	$256,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(16,877)	$2,304
Non-cash items included in net income
Depreciation and amortization	7,640	5,689
Deferred income taxes	(5,650)	(947)
Impairment of goodwill and intangible asset	28,000	479
Fixed asset impairment and accelerated depreciation	--	354
Deferred compensation plan	(541)	196
Stock compensation expense	1,754	2,292
Issuance of common shares as compensation	234	331
(Gain) loss on disposition of fixed assets	(28)	52
(Gain) on the sale of the building	--	(1,361)
Allowance for doubtful accounts	144	248
Inventory obsolescence reserve	1,762	981

Changes in certain assets and liabilities:
Accounts receivable	(793)	5,189
Inventories	(3,441)	3,190
Refundable income taxes	435	(143)
Accounts payable	(3,077)	(965)
Accrued expenses and other	(3,243)	(5,119)
Customer prepayments	575	174
Net cash flows provided by operating activities	6,894	12,944

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,178)	(3,534)
Acquisition of business, net of cash received and warrants issued	--	(95,077)
Proceeds from sale of fixed assets	1,526	3,081
Net cash flows used in investing activities	(652)	(95,530)

Cash Flows from Financing Activities
Payments of long-term debt	(77,817)	(14,882)
Borrowings of long-term debt	73,408	69,649
Cash dividends paid	(3,845)	(3,772)
Exercise of stock options	262	2,401
Purchase of treasury shares	(107)	(446)
Issuance of treasury shares	873	176
Net cash flows provided by (used in) financing activities	(7,226)	53,126

Decrease in cash and cash equivalents	(984)	(29,460)

Cash and cash equivalents at beginning of period	3,039	33,835

Cash and cash equivalents at end of period	$2,055	$4,375

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2018, the results of its operations for the three and nine month periods ended March 31, 2018 and 2017, and its cash flows for the nine month periods ended March 31, 2018 and 2017. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2017 Annual Report on Form 10-K.  Financial information as of June 30, 2017 has been derived from the Company’s audited consolidated financial statements.

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	March 31,	June 30,
	2018	2017

Accounts receivable	$49,891	$49,386
Less: Allowance for doubtful accounts	(362)	(506)
Accounts receivable, net	$49,529	$48,880

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States.  In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of March 31, 2018 and June 30, 2017, the Company had bank balances of $4,391,000 and $4,488,000, respectively, without insurance coverage.

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

The Company recorded $1,825,000 and $1,725,000 of depreciation expense in the third quarter of fiscal 2018 and 2017, respectively, and $5,569,000 and $5,122,000 of depreciation expense in the first nine months of fiscal 2018 and 2017, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2018	2017	2017

Balance at beginning of the period	$7,560	$5,069	$5,069
Additions charged to expense	3,813	3,841	4,956
Addition from acquired company	--	907	907
Deductions for repairs and replacements	(4,652)	(2,283)	(3,372)
Balance at end of the period	$6,721	$7,534	$7,560

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $1,463,000 and $1,447,00 for the three months ended March 31, 2018 and 2017, respectively, and $4,404,000 and $4,117,000 for the nine months ended March 31, 2018 and 2017, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan.  The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents.  Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 856,000 and 297,000 shares for the three months ended March 31, 2018 and 2017, respectively, and 289,000 shares and 853,000 shares for the nine months ended March 31, 2018 and 2017, respectively. See further discussion of earnings per share in Note 4.

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S statutory income tax rate of 27.6% for fiscal 2018, and will have a 21% U.S. statutory income tax rate for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $4,676,578.

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal 2019. The Company currently plans to adopt the new revenue guidance for the fiscal year beginning July 1, 2018 using the modified retrospective approach. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is continuing to assess potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard.

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and system requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process. At this time, we do not anticipate significant changes to our systems or processes will be necessary for implementation of the standard. The Company anticipates that adoption will change the timing of revenue recognition from “point-in-time” to “over time” for a minority of our customer arrangements within our Graphics Segment. We are still examining whether any of our Lighting Segment customer arrangements will change to a “over time” revenue recognition, but currently we expect that over 90% of revenue in the Lighting Segment will be recognized at a “point-in-time” which will not change the way the Company recognizes revenue as compared to prior to the adoption of the new standard. For a minority of sales in our Graphics Segment, this change will accelerate revenue recognition from time of shipment to time of production. We anticipate the amount of accelerated revenue will consist of a portion of the balance of finished goods inventory on-hand at period end. However, the Company will not be able to make a complete determination about the impact of the standard on its consolidated financial statements until the time of adoption based upon outstanding contracts at that time. The new standard will also require additional disclosures regarding our revenue recognition policy. We are still assessing the impact of additional revenue recognition financial disclosures required by the new standard.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted this standard on July 1, 2017 and recognized excess tax benefits of $92,996 in income tax expense during the nine months ended March 31, 2018. The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements, other than noted below.

On April 23, 2018, the Company’s Board of Directors announced the appointment of Ronald D. Brown as interim Chief Executive Officer and Crawford C. Lipsey as interim President and Chief Operating Officer in connection with the departure of Dennis W. Wells as President and Chief Executive Officer. Under the employment agreement between the Company and Mr. Wells, after he signs a release of claims Mr. Wells will be entitled to receive severance-related payments and certain benefits under the Company’s benefit programs. The Company will record a severance charge in the fourth quarter of fiscal 2018 related to Mr. Wells’ departure. Additionally, the Company has commenced the search for a new Chief Executive Officer.

Following the departure of Mr. Wells, the Company’s stock price has declined 20% to 25%. A sustained drop in the Company’s stock price may indicate that a triggering event has occurred and that an interim impairment test may be required. While not enough time has elapsed to indicate a triggering event has occurred, management will continue to monitor the performance of its stock price and if an impairment test is warranted.

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

There was no concentration of consolidated net sales in the three and nine months ended March 31, 2018 or 2017.  There was no concentration of accounts receivable at March 31, 2018 or June 30, 2017.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2018 and March 31, 2017:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2018	2017	2018	2017
Net Sales:
Lighting Segment	$61,554	$61,693	$199,156	$192,034
Graphics Segment	17,289	16,463	59,458	55,939
	$78,843	$78,156	$258,614	$247,973

Operating Income (Loss):
Lighting Segment	$2,982	$4,120	$(14,673)	$10,972
Graphics Segment	415	(480)	4,146	1,711
Corporate and Eliminations	(2,654)	(4,414)	(8,997)	(9,573)
	$743	$(774)	$(19,524)	$3,110

Capital Expenditures:
Lighting Segment	$671	$299	$1,431	$1,600
Graphics Segment	300	499	639	1,324
Corporate and Eliminations	17	(8)	108	610
	$988	$790	$2,178	$3,534

Depreciation and Amortization:
Lighting Segment	$1,865	$1,446	$5,651	$3,753
Graphics Segment	378	357	1,141	1,093
Corporate and Eliminations	273	281	848	843
	$2,516	$2,084	$7,640	$5,689

	March 31, 2018	June 30, 2017
Identifiable Assets:
Lighting Segment	$176,564	$214,070
Graphics Segment	36,366	33,144
Corporate and Eliminations	15,437	9,466
	$228,367	$256,680

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2018	2017	2018	2017

Lighting Segment inter-segment net sales	$443	$433	$2,150	$1,886

Graphics Segment inter-segment net sales	$133	$216	$1,204	$1,028

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017

BASIC EARNINGS PER SHARE

Net (loss) income	$220	$(531)	$(16,877)	$2,304

Weighted average shares outstanding during the period, net of treasury shares (a)	25,581	25,155	25,546	25,056
Weighted average vested restricted stock units outstanding	49	37	44	37
Weighted average shares outstanding in the Deferred Compensation Plan during the period	245	260	245	253
Weighted average shares outstanding	25,875	25,452	25,835	25,346

Basic (loss) earnings per share	$0.01	$(0.02)	$(0.65)	$0.09

DILUTED EARNINGS PER SHARE

Net (loss) income	$220	$(531)	$(16,877)	$2,304

Weighted average shares outstanding

Basic	25,875	25,452	25,835	25,346

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	562	--	--	563

Weighted average shares outstanding (c)	26,437	25,452	25,835	25,909

Diluted (loss) earnings per share	$0.01	$(0.02)	$(0.65)	$0.09

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 1,945,348 common shares and 2,035,332 common shares for the three months ended March 31, 2018 and 2017, respectively, and options to purchase 3,086,121 common shares and 1,391,300 common shares for the nine months ended March 31, 2018 and 2017, respectively were not included in the computation of the three month and nine month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares. For the three months ended in March 31, 2017 and nine months ended March 31, 2018, the effect of dilutive securities was not included in the calculation of diluted earnings (loss) per share because there was a net operating loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2018	2017

Inventories:
Raw materials	$30,987	$32,421
Work-in-process	3,417	3,527
Finished goods	17,283	14,060
Total Inventories	$51,687	$50,008

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2018	2017

Accrued Expenses:
Compensation and benefits	$8,388	$9,759
Customer prepayments	1,636	1,061
Accrued sales commissions	1,886	2,314
Accrued warranty	6,721	7,560
Other accrued expenses	4,825	5,375
Total Accrued Expenses	$23,456	$26,069

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill and indefinite-lived intangible assets using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of goodwill and intangible assets requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

A sustained and significant decline in the Company’s stock price in the first quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of September 30, 2017. Because the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $28,000,000. The Company will continue to monitor market conditions and other events that may result in a sustained and significant drop in its stock price whereby an interim goodwill impairment test will be required.

As of March 1, 2018, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The preliminary goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $21.4 million or 15% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of a second reporting unit in the Lighting Segment that contains goodwill passed with an estimated business enterprise value that was $16.1 million or 69% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $3.3 million or 319% above the carrying value of the reporting unit including goodwill. The impairment test is expected to be completed in the fourth quarter of fiscal 2018. It is anticipated that the results of the test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2017
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(37,191)	(27,525)	(64,716)
Goodwill, net as of June 30, 2017	$57,373	$1,165	$58,538

Goodwill Impairment	(28,000)	--	(28,000)

Balance as of March 31, 2018
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of March 31, 2018	$29,373	$1,165	$30,538

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2018 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value that was $20.6 million or 604% above its carrying value. The impairment test is expected to be completed in the fourth quarter of fiscal 2018. It is anticipated that the results of the test will not change when the test is complete.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	March 31, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$9,496	$26,067
Patents	338	210	129
LED technology firmware, software	16,066	11,661	4,404
Trade name	2,658	582	2,076
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	55,335	22,659	32,676

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422
Total Other Intangible Assets	$58,757	$22,659	$36,098

	June 30, 2017
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,956	$27,607
Patents	338	186	152
LED technology firmware, software	16,066	11,237	4,829
Trade name	2,658	499	2,159
Non-compete agreements	710	710	-
Total Amortized Intangible Assets	55,335	20,588	34,747

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$20,588	$38,169

(In thousands)	Amortization Expense of Other Intangible Assets
	March 31, 2018	March 31, 2017

Three Months Ended	$691	$359
Nine Months Ended	$2,071	$567

The Company expects to record annual amortization expense as follows:

(In thousands)
2018	$2,760
2019	$2,760
2020	$2,687
2021	$2,682
2022	$2,461
After 2022	$21,397

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2017 the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The fee on the unused balance of the $100 million committed line of credit is 15 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of March 31, 2018, a total of $45.3 million was borrowed against the line of credit, and $54.7 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of March 31, 2018.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $3,845,000 and $3,772,000 in the nine months ended March 31, 2018 and 2017, respectively. Dividends on restricted stock units in the amount of $44,946 and $24,120 were accrued as of March 31, 2018 and 2017, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 15, 2018 to shareholders of record as of May 7, 2018. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

Stock Based Compensation

The Company’s equity compensation plan, the 2012 Stock Incentive Plan (“the 2012 Plan”), was approved by shareholders in November 2012. The 2012 Plan covers all of its full-time employees, outside directors and certain advisors and replaced all previous equity compensation plans. In November 2016, the Company’s shareholders approved an amendment to the 2012 Plan that added 1,600,000 shares to the plan and implemented the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2012 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and other stock-based awards. Stock option grants or stock awards made pursuant to the 2012 Plan are granted at fair market value at the date of option grant or stock award.

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

The number of shares reserved for issuance under the 2012 Plan is 1,449,521 shares, all of which were available for future grant or award as of March 31, 2018.   Service-based and performance-based stock options were granted and restricted stock units (“RSUs”) were awarded during the nine months ended March 31, 2018. As of March 31, 2018, a total of 3,377,677 stock options were outstanding under the 2012 Plan (as well as one previous stock option plan which was also approved by shareholders), of which, a total of 1,586,881 stock options were vested and exercisable.  As of March 31, 2018, the approximate unvested stock option expense that will be recorded as expense in future periods is $1,850,418.  The weighted average time over which this expense will be recorded is approximately 21 months. Additionally, as of March 31, 2018, a total of 180,150 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $698,571. The weighted average time over which this expense will be recorded is approximately 27 months.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017

Dividend yield	--	1.93%	3.35%	1.85%
Expected volatility	--	41%	41%	42%
Risk-free interest rate	--	1.92%	1.77%	1.31%
Expected life (yrs.)	--	6.2	6.0	6.1

At March 31, 2018, the 794,537 options granted during the first nine months of fiscal 2018 to employees had exercise prices ranging from $5.92 to $6.54 per share, fair values ranging from of $1.71 to $1.96 per share, and remaining contractual lives of between 9.3 and 9.8 years.

At March 31, 2017, the 1,256,623 options granted during the first nine months of fiscal 2017 to employees had exercise prices ranging from $9.48 to $11.06 per share, fair values ranging from $3.22 to $3.83 per share, and remaining contractual lives of between 9.3 and 10 years.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Plan, with an estimated 8.79% forfeiture rate effective January 1, 2018. Previous estimated forfeiture rates were between 2.0% and 8.54% between the periods January 1, 2013 through December 31, 2017. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $202,811 and $510,851 of expense in the three months ended March 31, 2018 and 2017, respectively, and recorded $1,328,539 and $1,806,860 of expense related to stock options in the nine months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the Company had 2,973,412 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.35 per share, an aggregate intrinsic value of $2,008,424 and weighted average remaining contractual terms of 7.0 years.

Information related to all stock options for the nine months ended March 31, 2018 and 2017 is shown in the following tables:

	Nine Months Ended March 31, 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,224

Granted	794,537	$5.98
Forfeitures	(493,609)	$11.34
Exercised	(42,939)	$6.66

Outstanding at 3/31/18	3,377,677	$8.09	7.2	$2,837,701

Exercisable at 3/31/18	1,586,881	$8.20	5.7	$988,080

	Nine Months Ended March 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	1,256,623	$10.67
Forfeitures	(161,812)	$16.17
Exercised	(440,146)	$7.39

Outstanding at 3/31/17	3,631,155	$9.43	7.4	$4,546,991

Exercisable at 3/31/17	1,423,528	$8.99	5.3	$2,912,714

The following table presents information related to unvested stock options:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2017	1,842,127	$3.52
Granted	794,537	$1.73
Vested	(640,984)	$3.51
Forfeited	(204,884)	$3.46
Unvested at March 31, 2018	1,790,796	$2.73

The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2018 and 2017 was $1.73 and $3.71, respectively. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2018 and 2017 was $39,011 and $1,094,696, respectively. The aggregate grant date fair value of options that vested during the nine months ended Mach 31, 2018 and 2017 was $988,080 and $2,260,014, respectively. The Company received $285,875 and $2,612,578 of cash from employees who exercised options in the nine month periods ended March 31, 2018 and 2017, respectively. In the first nine months of fiscal 2018 the Company recorded a $103,616 reduction of the federal income tax payable, $794,756 as an increase in common stock, $92,996 as an increase of income tax expense, and $196,612 as a decrease of the deferred tax assets related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

In the first nine months of fiscal 2017 the Company recorded $465,521 as a reduction of federal income taxes payable, $138,793 as a decrease in common stock, $109,140 as a reduction of income tax expense, and $495,175 as a reduction of the deferred tax asset related to the issuance of RSUs and the exercises of stock options in which the employees sold the common shares prior to the passage of twelve months from the date of exercise.

Restricted Stock Units

A total of 91,490 RSUs with a fair value of $5.92 per share were awarded to employees during the nine months ended March 31, 2018. The service-based RSUs awarded during fiscal 2018 have a three year ratable vesting period beginning one year after the date of award. A total of 96,210 RSUs with a fair value of $10.84 per share were awarded to employees during the nine months ended March 31, 2017. The service-based RSUs awarded during fiscal 2017 and in prior fiscal years have a four year ratable vesting period beginning one year after the date of award. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $44,946 and $24,120 were accrued as of March 31, 2018 and 2017, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The following table presents information related to RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2017	133,335	$10.38
Awarded	91,490	$5.92
Vested	(43,803)	$10.32
Forfeited	(7,000)	$10.46
Unvested at March 31, 2018	174,022	$8.05

As of March 31, 2018, the 180,150 RSUs outstanding have a weighted average remaining contractual life of 4.81 years. Of the 180,150 RSUs outstanding as of March 31, 2018, 170,769 RSUs are vested or expected to vest in the future. An estimated forfeiture rate of 8.3% was used in the calculation of expense related to the RSUs. The Company recorded $88,811 and $426,121 of expense related to RSUs in the three and nine month periods ended March 31, 2018, respectively.

As of March 31, 2017, the 135,585 RSUs outstanding have a weighted average remaining contractual life of 6.2 years. Of the 135,585 RSUs outstanding as of March 31, 2017, 130,316 RSUs are vested or expected to vest in the future. An estimated forfeiture rate of 3.4% was used in the calculation of expense related to the RSUs. The Company recorded $93,905 and $486,102 of expense related to RSUs in the three and nine month periods ended March 31, 2017, respectively.

Director and Employee Stock Compensation Awards

The Company awarded a total of 31,374 and 31,782 common shares in the nine months ended March 31, 2018 and 2017, respectively, as stock compensation awards. These common shares were valued at their approximate $234,000 and $331,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of March 31, 2018 there were 38 participants in the deferred compensation plan. A total of 229,970 common shares with a cost of $2,045,189, and 257,898 common shares with a cost of $2,456,875 were held in the plan as of March 31, 2018 and June 30, 2017, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan; shares newly issued for compensation deferred into the plan, and for distributions to terminated employees. The Company issued 54,360 new common shares for purposes of the non-qualified deferred compensation plan during the nine months ended March 31, 2018 and the company did not issue new common shares for the plan in fiscal 2017. The Company used approximately $106,537 and $446,251 to purchase 15,225 and 45,335 common shares of the Company in the open stock market during the nine months ended March 31, 2018 and 2017, respectively, for either employee salary deferrals or Company contributions into the non-qualified deferred compensation plan.

The Company’s non-qualified deferred compensation is no longer funded by purchases in the open market of LSI stock as of September 30, 2017. This plan is now solely funded by newly issued shares that are authorized from the Company’s 2012 Stock Incentive Plan.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2018	2017
Cash payments:
Interest	$1,213	$66
Income taxes	$1,556	$2,484

Non-cash investing and finance activities:
Issuance of common shares as compensation	$234	$331
Issuance of stock warrants	--	575
Issuance of common shares to fund deferred compensation plan	$354	$--

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2018, there were no standby letter of credit agreements.

NOTE 13 – SEVERANCE COSTS

The Company recorded severance expense of $91,000 and $222,000 in the nine months ended March 31, 2018 and 2017, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 14.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2018	2017	2017

Balance at beginning of the period	$235	$39	$39
Accrual of expense	91	222	523
Payments	(312)	(235)	(313)
Adjustments	(14)	--	(14)
Balance at end of the period	$0	$26	$235

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

Management does not expect any restructuring charges for fiscal 2018. All previously announced restructuring projects were completed in fiscal 2017 and all restructuring charges were recorded in fiscal 2017.

The following table presents information about restructuring costs for the periods indicated:

	Three	Nine Months	Three	Nine Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	March 31,	March 31,	March 31,	March 31,
	2018	2018	2017	2017

Severance and other termination benefits	$--	$--	$120	$811
Lease obligation	--	--	--	213
Impairment of fixed assets and accelerated depreciation	--	--	1	354
Gain on sale of facility			(1,361)	(1,361)
Other	--	--	251	347
Total	$--	$--	$(989)	$364

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands)	March 31	March 31	March 31	March 31
	2018	2018	2017	2017

Cost of Goods Sold	--	--	$312	$1,445
Operating Expenses	--	--	(1,301)	(1,091)
Total	--	--	$(989)	$364

The following table presents information about restructuring costs by segment for the periods indicated:

	Three	Nine Months	Three	Nine Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	March 31,	March 31,	March 31,	March 31,
	2018	2018	2017	2017

Lighting Segment	$--	$--	$(1,186)	$(165)
Graphics Segment	--	--	183	404
Corporate and Eliminations	--	--	14	125
Total	$--	$--	$(989)	$364

The above tables do not include expense of $432,000 recorded during the first nine months of fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2017	Restructuring Expense	Payments	Adjustments	Balance as of March 31, 2018

Severance and termination benefits	$--	$--	$--	$--	$--
Lease obligation	85	--	(85)	--	--
Other	--	--	--	--	--
Total	$85	$--	$(85)	$--	$--

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

The Act was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. statutory income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S. statutory income tax rate of 27.6% before discrete items for fiscal 2018, and will have a 21% U.S. statutory income tax rate before discrete items for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $4,676,578. The Company revised its full year projected effective tax rate to incorporate the fiscal 2018 statutory rate of 27.6%. The Company completed its accounting for the income tax effects of the Act during the quarter ended December 31, 2017.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	28.9%	32.0%	28.9%	30.4%
Enactment of tax law changes	--	--	(22.8)	--
Uncertain tax positions	5.4	4.2	0.7	(2.4)
Difference between deferred and current tax rate related to the impairment of goodwill	--	--	12.3	--
Other	--	(2.2)	--	(1.7)
Tax impact related to share based compensation	1.6	9.3	(0.5)	(3.6)
Effective tax rate	35.9%	43.3%	18.6%	22.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017

Lighting Segment	$61,554	$61,693	$199,156	$192,034
Graphics Segment	17,289	16,463	59,458	55,939
	$78,843	$78,156	$258,614	$247,973

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017

Lighting Segment	$2,982	$4,120	$(14,673)	$10,972
Graphics Segment	415	(480)	4,146	1,711
Corporate and Eliminations	(2,654)	(4,414)	(8,997)	(9,573)
	$743	$(774)	$(19,524)	$3,110

Summary Comments

Fiscal 2018 third quarter net sales of $78,843,000 increased $0.7 million or 0.9% as compared to third quarter fiscal 2017 net sales of $78,156,000. Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (down $0.1 million or 0.2%) which was more than offset by increased net sales of the Graphics Segment (up $0.8 million or 5.0%). Comparable fiscal 2018 net sales excluding net sales from Atlas Lighting Products, Inc. (“Atlas”) decreased by $4.8 million or 6.7% compared to fiscal 2017 net sales. The Company acquired Atlas on February 21, 2017.

Fiscal 2018 nine month net sales of $258,614,000 increased $10.6 million or 4.3% as compared to nine month fiscal 2017 net sales of $247,973,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $7.1 million or 3.7%) and increased net sales of the Graphics Segment (up $3.5 million or 6.3%). Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $19.8 million or 8.2% compared to fiscal 2017 net sales.

Fiscal 2018 third quarter operating income of $743,000 increased $1.5 million from an operating loss of $(774,000) in the third quarter of fiscal 2017. The change from an operating loss in fiscal 2017 to operating income in fiscal 2018 was the net result of increased net sales, increased gross profit and increased gross profit as a percentage of sales, and an increase in selling and administrative expenses excluding the items listed below. The Company also recorded an impairment expense of $479,000, acquisition costs of $1,480,000, and a gain on the sale of one of its facilities of $1,361,000 in selling and administrative expenses in the third quarter of fiscal 2017 with no corresponding event in fiscal 2018.

Fiscal 2018 nine month operating loss of $(19,524,000) represents a $22.6 million change from operating income of $3,110,000 in the first nine months of fiscal 2017. The change from operating income in fiscal 2017 to an operating loss in fiscal 2018 is primarily the result of a $28 million goodwill impairment in fiscal 2018 with no corresponding event in fiscal 2017. The Company also recorded an impairment expense of $479,000, acquisition costs of $1,480,000, restructuring costs of $796,000 net of a gain of $1,361,000 of one of its facilities, in fiscal 2017 with no corresponding cost in fiscal 2018. Also contributing to the year-over-year change from operating income in fiscal 2017 to an operating loss in fiscal 2018 is the net result of increased net sales, increased gross profit and increased gross profit as a percentage of sales, and an increase in selling and administrative expenses.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of a goodwill and intangible asset impairment, a tax charge related to the revaluation of deferred tax assets, restructuring and plant closure costs, acquisition deal costs, a fair market value inventory adjustment, and other severance costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Third Quarter
	FY 2018	FY 2017
Reconciliation of operating income (loss) to adjusted operating income:

Operating income (loss) as reported	$743	$(774)

Impairment of intangible asset	--	479

Adjustment for restructuring and plant closure costs (gain), and related inventory write-downs	--	(957)

Adjustment for other severance costs	8	49

Adjustment for acquisition deal costs	--	1,480

Fair market value inventory write-up	--	155

Adjusted operating income	$751	$432

(in thousands, except per share data; unaudited)
	Third Quarter
	FY 2018		Diluted EPS	FY 2017		Diluted EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$220		$0.01	$(531)		$(0.02)

Impairment of intangible asset, inclusive of the income tax effect	--		--	335	(1)	0.01

Adjustment for restructuring and plant closure costs, inclusive of the income tax effect	--		--	(629	)(2)	(0.02)

Adjustment for severance costs, inclusive of the income tax effect	6	(6)	--	44	(3)	--

Adjustment for acquisition deal costs, inclusive of the income tax effect	--		--	1,030	(4)	0.04

Fair market value in inventory write-up, inclusive of the income tax effect	--		--	108	(5)	--

Adjusted net income and earnings per share	$226		$0.01	$357		$0.01

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) $144

(2) $(328)

(3) $5

(4) $450

(5) $47

(6) $2

(in thousands, unaudited)	Nine Months
	FY 2018	FY 2017
Reconciliation of operating income (loss) to adjusted operating income:

Operating income (loss) as reported	$(19,524)	$3,110

Impairment of intangible asset	--	479

Adjustment for goodwill impairment	28,000	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	--	796

Adjustment for other severance costs	91	222

Adjustment for acquisition deal costs	--	1,480

Fair market value inventory write-up	--	155

Adjusted operating income	$8,567	$6,242

(in thousands, except per share data; unaudited)	Nine Months
	FY 2018		Diluted EPS	FY 2017		Diluted EPS
Reconciliation of net income (loss) to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$(16,877)		$(0.65)	$2,304		$0.09

Adjustment for goodwill impairment, inclusive of the income tax effect	17,361	(6)	0.67	335	(1)	0.01

Tax impact from the reduction of the deferred tax assets	4,676		0.18	--		--

Adjustment for restructuring and plant closure costs, inclusive of the income tax effect	--		--	514	(2)	0.02

Adjustment for other severance costs, inclusive of the income tax effect	66	(7)	--	164	(3)	0.01

Adjustment for acquisition deal costs	--		--	1,030	(4)	0.04

Fair market value inventory write-up	--		--	108	(5)	--

Adjusted net income and earnings per share	$5,227		$0.20	$4,455		$0.17

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates re-computed after considering non-GAAP adjustments for the periods indicated. The income tax effects were as follows (in thousands):

(1) $144

(2) $282

(3) $58

(4) $450

(5) $47

(6) $10,639

(7) $25

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Lighting Segment
(In thousands)	Three Months Ended
	March 31
	2018	2017

Net Sales	$61,554	$61,693
Gross Profit	$15,944	$14,895
Operating Income	$2,982	$4,120

Lighting Segment net sales of $61,554,000 in the third quarter of fiscal 2018 decreased 0.2% from fiscal 2017 same period net sales of $61,693,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $5.6 million or 10.2% from fiscal 2017 third quarter sales. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $51.2 million in the third quarter of fiscal 2018, representing a $6.3 million or 14.0% increase from fiscal 2017 third quarter net sales of solid-state LED light fixtures of $44.9 million. Light fixtures having solid-state LED technology represent 92.2% of total lighting product net sales in the third quarter of fiscal 2018 compared to 81.8% of total lighting product net sales in the third quarter of fiscal 2017. Total lighting product net sales excludes sales related to installation and shipping and handling. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
(In thousands)	FY 2018	FY 2017	% Change

First Quarter	$52,956	$43,146	22.7%
Second Quarter	57,726	46,137	25.1%
First Half	110,682	89,283	24.0%
Third Quarter	51,228	44,946	14.0%
Nine Months	161,910	134,229	20.6%
Fourth Quarter		52,303
Full Year		$186,532

Gross profit of $15,944,000 in the third quarter of fiscal 2018 increased $1.0 million or 7.0% from the same period of fiscal 2017, and increased from 24.0% to 25.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility of $127,000 and plant closure costs related to an inventory write-down of $32,000 as the Company exited the manufacturing of fluorescent lighting fixtures with no comparable costs in fiscal 2018. The remaining increase in amount of gross profit is due to the net effect of improved product mix, a complete quarter of net sales in fiscal 2018 for Atlas compared to a partial quarter of net sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, and continued softness in the lighting industry.

Selling and administrative expenses of $12,962,000 in the third quarter of fiscal 2018 increased $2.2 million or 20.3% from the same period of fiscal 2017, primarily as the net result of acquiring Atlas in February 2017. Our comparable selling and administrative expenses excluding Atlas increased 3.5% in the third quarter of fiscal 2018 from the same period of fiscal 2017. The more notable quarter-over-quarter changes impacting the $2.2 million increase in selling and administrative expenses are decreased employee compensation and benefits expense ($0.3 million), decreased commission expense ($0.4 million), increased amortization expense ($0.3 million) and the gain on the sale of the Company’s Kansas City facility of $1,361,000 in fiscal 2017 partially offset by restructuring charges with no comparable event in fiscal 2018.

The Lighting Segment third quarter fiscal 2018 operating income of $2,982,000 decreased $1.1 million or 27.6% from operating income of $4,120,000 in the same period of fiscal 2017. The $1.1 million decrease in operating income was the net result of decreased net sales, an increase in gross profit and gross profit as a percentage of sales, increased selling and administrative expenses, and the gain on the sale of the Company’s Kansas City facility with no comparable event in fiscal 2018.

Graphics Segment
(In thousands)	Three Months Ended
	March 31
	2018	2017

Net Sales	$17,289	$16,463
Gross Profit	$3,977	$3,506
Operating Income (Loss)	$415	$(480)

Graphics Segment net sales of $17,289,000 in the third quarter of fiscal 2018 increased $0.8 million or 5.0% from fiscal 2017 same period net sales of $16,463,000. The increase in sales was led by SOAR, the Company’s digital signage business.

Gross profit of $3,977,000 in the third quarter of fiscal 2018 increased $0.5 million or 13.4% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 21.0% in the third quarter of fiscal 2017 to 22.8% in the third quarter of fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales), an overall improvement in gross profit margins from the Company’s product, installation and shipping and handling sales, and increased outside service expense ($0.1 million). The Company incurred $185,000 in the third quarter of fiscal 2017 related to the closure of its Woonsocket, Rhode Island facility with no comparable expense in fiscal 2018.

Administrative expenses of $3,562,000 in the third quarter of fiscal 2018 decreased $0.4 million or 10.6% from the same period of the prior year. The $0.4 million decrease is primarily the result of decreased employee compensation and benefit expense ($0.2 million decrease) and an impairment of an intangible asset in fiscal 2017 of $479,000 with no comparable charge in fiscal 2018 partially offset by small increases in other cost categories.

The Graphics Segment third quarter fiscal 2018 operating income of $415,000 increased $0.9 million from and operating loss of $(480,000) in the same period of fiscal 2017. The increase of $0.9 million from an operating loss in fiscal 2017 to an operating profit in fiscal 2018 was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and an impairment of an intangible asset in fiscal 2017 with no comparable charge in fiscal 2018.

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2018	2017

Gross (Loss)	$(3)	$(2)
Operating (Loss)	$(2,654)	$(4,414)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,651,000 in the third quarter of fiscal 2018 decreased $1.8 million or 39.9% from the same period of the prior year. The $1.8 million decrease is primarily the net result of decreased employee compensation and benefit expense of $0.5 million, increased outside service expense of $0.2 million, and acquisition expenses of $1,480,000 million in fiscal 2017 with no comparable expense in fiscal 2018.

Consolidated Results

The Company reported $400,000 net interest expense in the third quarter of fiscal 2018 compared to net interest expense of $163,000 in the third quarter of fiscal 2017. The increase in interest expense is the result of borrowing against the Company’s line of credit to acquire Atlas in February 2017. The third quarter of fiscal 2018 represents a complete quarter of interest expense whereas the third quarter of fiscal 2017 represents a partial quarter of interest expense.

The $123,000 income tax expense in the third quarter of fiscal 2018 represents a consolidated effective tax rate of 35.9%. This is the net result of adjusting the Company’s year-to-date tax expense to an overall income tax rate of 28.9% influenced by the first quarter goodwill impairment and by certain permanent book-tax differences and adjustments related to uncertain income tax positions. The $(406,000) income tax benefit in the third quarter of fiscal 2017 represents a consolidated effective tax rate of 43.3%. This is the net result of an income tax rate of 32.0% influenced by certain permanent book-tax differences, a tax benefit related to disqualifying dispositions, and by a benefit related to uncertain income tax positions.

The Company reported net income of $220,000 in the third quarter of fiscal 2018 as compared to a net loss of $(531,000) in the same period of the prior year. The change between a net loss in fiscal 2017 to net income in fiscal 2018 is the net result of increased net sales, increased gross profit and an improvement of gross profit as a percentage of sales, and restructuring and plant closure costs and the gain on the sale of a facility in fiscal 2017 with no comparable events in fiscal 2018. Diluted earnings of $0.01 per share was reported in the third quarter of fiscal 2018 as compared to $(0.02) diluted loss per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2018 were 26,437,000 shares as compared to 25,452,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO NINE MONTHS ENDED MARCH 31, 2017

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2018	2017

Net Sales	$199,156	$192,034
Gross Profit	$53,876	$47,278
Operating (Loss) Income	$(14,673)	$10,972

 Lighting Segment net sales of $199,156,000 in the first nine months of fiscal 2018 increased 3.7% from fiscal 2017 same period net sales of $192,034,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $23.3 million or 12.6% from the first nine months of fiscal 2017. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $161.9 million in the first nine months of fiscal 2018, representing a $27.7 million or 20.6% increase from fiscal 2017 nine month net sales of solid-state LED light fixtures of $134.2 million. Light fixtures having solid-state LED technology represents 89.5% of total lighting product net sales in the first nine months of fiscal 2018 compared to 76.5% of total lighting product net sales in the first nine months of fiscal 2017. Total lighting product net sales excludes sales related to installation and shipping and handling. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $53,876,000 in the first nine months of fiscal 2018 increased $6.6 million or 14.0% from the same period of fiscal 2017, and increased from 24.4% to 26.8% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility of $1,491,000 and plant closure costs related to an inventory write-down of $432,000 as the Company exited the manufacturing of fluorescent lighting fixtures with no comparable costs in fiscal 2018. The remaining increase in amount of gross profit is due to the net effect of improved product mix, nine months of net sales related to Atlas in fiscal 2018 compared to slightly more than one month of sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, continued softness in the lighting industry, and cost savings related to the closure of the Kansas City and Beaverton facilities.

Selling and administrative expenses of $40,549,000 in the first nine months of fiscal 2018 excluding the $28 million goodwill impairment charge and excluding the restructuring charges related to the closure of the Kansas City facility, increased $3.0 million or 8.0% from the same period of fiscal 2017 primarily as the net result of acquiring Atlas. When the goodwill impairment charge and the restructuring charges are removed from the year-over-year comparison of selling and administrative expenses, comparable expenses excluding Atlas decreased 14.8% in the first nine months of fiscal 2018 from the same period of fiscal 2017. The more notable year-over-year changes impacting the $4.2 million increase in selling and administrative expenses are increased employee compensation and benefits expense ($1.6 million), increased research and development expense ($0.4 million), decreased commission expense ($2.0 million), and increased amortization expense ($1.5 million). The Company recorded a $28 million goodwill impairment charge in fiscal 2018 with no comparable expense in fiscal 2017. The Company also reported a gain on the sale of its Kansas City facility of $1,361,000 in fiscal 2017 partially offset by restructuring charges with no comparable event in fiscal 2018.

The Lighting Segment reported an operating loss of $(14,673,000) in the first nine months of fiscal 2018 and represents a $25,600,000 change from operating income of $10,972,000 in the same period of fiscal 2017 primarily due to a $28 million pre-tax goodwill impairment charge. The year-over-year change was also the net result of increased net sales, an increase in gross profit and gross profit as a percentage of sales, increased selling and administrative expenses, and plant closure costs including the sale of its Kansas City facility in fiscal 2017 with no comparable event in fiscal 2018.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2018	2017

Net Sales	$59,458	$55,939
Gross Profit	$15,086	$12,864
Operating Income	$4,146	$1,711

Graphics Segment net sales of $59,458,000 in the first nine months of fiscal 2018 increased $3.5 million or 6.3% from fiscal 2017 same period net sales of $55,939,000. The increase in sales was led by SOAR, the Company’s digital signage business.

Gross profit of $15,086,000 in the first nine months of fiscal 2018 increased $2.2 million or 17.3% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 22.6% in the first nine months of fiscal 2017 to 24.9% in the same period in fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales), an overall improvement in gross profit margins from the Company’s product, installation and shipping and handling sales, and decreased employee compensation and benefit expense ($0.5 million). The Company incurred $396,000 in the first nine months of fiscal 2017 related to the closure of its Woonsocket, Rhode Island facility with no comparable expense in fiscal 2018.

Selling and administrative expenses of $10,940,000 in the first nine months of fiscal 2018 decreased $0.2 million or 1.9% from fiscal 2017 selling and administrative expenses of $11,153,000. The Company recorded an intangible asset impairment expense of $479,000 in the first 9 months of fiscal 2017 with no comparable charge in fiscal 2018. There was an overall net increase in several expense categories which partially offset the overall reduction in selling and administrative expense due to the fiscal 2017 intangible asset impairment.

The Graphics Segment operating income of $4,146,000 in the first nine months of fiscal 2018 increased $2.4 million or 142% from operating income of $1,711,000 in the same period of fiscal 2017. The increase of $2.4 million was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and a reduction in selling and administrative costs.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2018	2017

Gross Profit (Loss)	$(34)	$499
Operating (Loss)	$(8,977)	$(9,573)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $8,963,000 in the first nine months of fiscal 2018 decreased $1.1 million or 11.0% from the same period of the prior year. The $1.1 million decrease is primarily the result of restructuring costs of $0.1 million related to the consolidation of its Beaverton, Oregon facility and acquisition expenses of $1.5 million with no comparable costs in fiscal 2018 partially offset by a $0.3 million increase in outside service expense.

Consolidated Results

The Company reported $1.2 million of net interest expense in the first nine months of fiscal 2018 compared to net interest expense of $129,000 in the first nine months of fiscal 2017. The increase in interest expense is the result of borrowing against the Company’s line of credit to acquire Atlas in February 2017. Fiscal 2018 represents nine months of interest expense whereas fiscal 2017 represents slightly more than one month of interest expense.

The $3,867,000 tax benefit in the first nine months of fiscal 2018 represents a consolidated effective rate of 18.6%. This is the net result of an overall income tax rate of 28.9% influenced by the first quarter goodwill impairment, by the second quarter $4.7 million tax adjustment related to the revaluation of the Company’s deferred tax assets, and by certain permanent book-tax differences and adjustments related to uncertain income tax positions. The $677,000 income tax expense in the first nine months of fiscal 2017 represents a consolidated effective tax rate of 22.7%. This is the net result of an income tax rate of 30.4% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, a tax benefit related to disqualifying dispositions, and by a favorable adjustment to a deferred tax asset.

The Company reported a net loss of $(16,877,000) in the first nine months of fiscal 2018 as compared to net income of $2,304,000 in the same period of the prior year. The change between net income in fiscal 2017 to a net loss in fiscal 2018 is mostly driven by the $4.7 million charge in fiscal 2018 related to the re-valuation of the Company’s deferred tax assets and by the goodwill impairment. Also contributing to the year-over-year net change in net income are increased net sales, increased gross profit and an improvement of gross profit as a percentage of sales, increased selling and administrative expenses, and acquisition deal costs and restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2018. Diluted loss per share of $(0.65) was reported in the first nine months of fiscal 2018 as compared to $0.09 diluted earnings per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2018 were 25,835,000 shares as compared to 25,909,000 shares in the same period last year.

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

At March 31, 2018, the Company had working capital of $67.1 million, compared to working capital of $61.7 million at June 30, 2017. The ratio of current assets to current liabilities was 2.69 to 1 as compared to a ratio of 2.36 to 1 at June 30, 2017. The $5.4 million increase in working capital from June 30, 2017 to March 31, 2018 was primarily driven by an increase in net accounts receivable ($0.6 million), an increase in inventory ($1.7 million), a decrease in accounts payable ($3.0 million), and a decrease in accrued expenses ($2.6 million). The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (“DSO”) and reduction of inventory levels, without reducing service to its customers.

The Company generated cash of $6.9 million from operating activities in the first nine months of fiscal 2018 as compared to a source of cash of $12.9 million in the same period of the prior year. This $6.0 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts receivable (unfavorable change of $6.0 million), an increase rather than a decrease in inventory (unfavorable change of $6.6 million), a larger decrease in accounts payable (unfavorable change of $2.1 million), a smaller decrease in accrued expenses and other (favorable change of $1.9 million), and a change from net income in fiscal 2017 to a net loss in fiscal 2018 more than offset by an increase in non-cash items (favorable change of $6.2 million).

Net accounts receivable were $49.5 million and $48.9 million at March 31, 2018 and June 30, 2017, respectively. DSO increased to 55 days at March 31, 2018 from 51 days at June 30, 2017. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $51.7 million at March 31, 2018 increased $1.7 million from $50.0 million at June 30, 2017. The increase of $1.7 million is the result of an increase in gross inventory of $2.2 million and an increase in obsolescence reserves of $0.5 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in the first nine months of fiscal 2018 in the Graphics Segment of approximately $1.4 million and in the Lighting Segment of $0.3 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $55.8 million of the credit line available as of April 22, 2018. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2018 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $0.7 million related to investing activities in the first nine months of fiscal 2018 as compared to a use of cash of $95.5 million in the same period from the prior year, resulting in a favorable change of $94.9 million. Capital expenditures for the first nine months of fiscal 2018 decreased $1.4 million to $2.2 million from the same period in fiscal 2017. The Company sold its Woonsocket manufacturing facility for $1.5 million in fiscal 2018 and sold its Kansas City manufacturing facility for $3.1 million in fiscal 2017. The Company acquired Atlas Lighting Products in the third quarter of fiscal 2017, which used cash of $95.1 million which was mostly funded by the Company’s revolving line of credit (refer to the explanation below regarding the Company’s financing activities).

The Company used $7.2 million of cash related to financing activities in the first nine months of fiscal 2018 compared to a source of cash of $53.1 million in the first nine months of fiscal 2017. The $60.4 million unfavorable change in cash flow was primarily the result of the funding of the acquisition of Atlas through the Company’s line of credit in fiscal 2017 and the partial pay-down of the line of credit in fiscal 2018.

The Company has, or could have, on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements, except for various operating leases. However, none of these operating leases, individually or in the aggregate have or are reasonably likely to have a current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Cash Dividends

In April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 15, 2018 to shareholders of record as of May 7, 2018. The indicated annual cash dividend rate for fiscal 2018 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

The Tax Cuts and Jobs Act was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S. statutory income tax rate of 27.7% for fiscal 2018, and will have a 21% U.S. statutory income tax rate for fiscal years thereafter. During the quarter ended December 31, 2017, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $4,676,578.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.” This amended guidance supersedes and replaces all existing U.S. GAAP revenue recognition guidance. The guidance established a new revenue recognition model, changes the basis for deciding when revenue is recognized, provides new and more detailed guidance on specific revenue topics, and expands and improves disclosures about revenue. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These three standards clarify or improve guidance from ASU 2014-09 and are effective for fiscal and interim periods within those years, beginning after December 15, 2017, or the Company’s fiscal 2019. The Company currently plans to adopt the new revenue guidance for the fiscal year beginning July 1, 2018 using the modified retrospective approach. The Company is reviewing accounting policies and evaluating disclosures in the financial statements related to the new standard. The Company is continuing to assess potential changes to the business processes, internal controls, and information systems related to the adoption of the new standard. While the Company is currently assessing the impact of the new standard, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. The recognition of revenue from most product sales is largely unaffected by the new standard.

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and system requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process. At this time, we do not anticipate significant changes to our systems or processes will be necessary for implementation of the standard. The Company anticipates that adoption will change the timing of revenue recognition from “point-in-time” to “over time” for a minority of our customer arrangements within our Graphics Segment. We are still examining whether any of our Lighting Segment customer arrangements will change to a “over time” revenue recognition, but currently we expect that over 90% of revenue in the Lighting Segment will be recognized at a “point-in-time” which will not change the way the Company recognizes revenue as compared to prior to the adoption of the new standard. For a minority of sales in our Graphics Segment, this change will accelerate revenue recognition from time of shipment to time of production. We anticipate the amount of accelerated revenue will consist of a portion of the balance of finished goods inventory on-hand at period end. However, the Company will not be able to make a complete determination about the impact of the standard on its consolidated financial statements until the time of adoption based upon outstanding contracts at that time. The new standard will also require additional disclosures regarding our revenue recognition policy. We are still assessing the impact of additional revenue recognition financial disclosures required by the new standard.

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

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal 2021. Early adoption of the accounting standard is permitted, and the Company elected to adopt this standard early. (See Footnote 7)

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted this standard on July 1, 2017 and recognized excess tax benefits of $92,996 in income tax expense during the nine months ended March 31, 2018. The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

We conducted, under the supervision of our management, including the Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Principal Executive Officer and Principal Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.  EXHIBITS

Exhibits:

31.1           Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)

31.2           Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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
May 8, 2018