Form 10-K
period 2018-06-30
LSI INDUSTRIES INC
filed 2018-09-11
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018.

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $136,501,096 based upon a closing sale price of $6.88 per share as reported on The NASDAQ Global Select Market.

At August 31, 2018 there were 25,641,913 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2018 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “can,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, and other factors which may cause actual results performance or achievements to differ materially from those contained in or implied and could materially impart financial condition. Statements concerning expected financial performance, ongoing business strategies, and, possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-thinking information. Implementation of these strategies and the achievement of such financial performance is each subject to numerous conditions, uncertainties and risk factors These risks and uncertainties include, but are not limited to, the impact of competitive products and services, product demand and market acceptance risks, potential costs associated with litigation and regulatory compliance, reliance on key customers, financial difficulties experienced by customers, the cyclical and seasonal nature of our business, the adequacy of reserves and allowances for doubtful accounts, fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise, tax law changes, failure of an acquisition or acquired company to achieve its plans or objectives generally, unexpected difficulties in integrating acquired businesses, the ability to retain key employees, unfavorable economic and market conditions, the impact of tariffs and trade wars, the results of asset impairment assessments, the ability to maintain an effective system of internal control over financial reporting, the ability to remediate any material weaknesses in internal control over financial reporting and any other risk factors that are identified herein. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference. The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

Our Company

We are a customer-centric company that positions itself as a value-added, trusted partner in developing superior image solutions through our lighting, graphics, and technology capabilities. Our products and services include digital signage, printed and structural graphics, and electrical signage capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services including engineering, installation, and project management. We also provide graphics and lighting products on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships, located primarily in the United States. We seek to expand our market share in the traditional commercial / industrial lighting market by combining our LED product innovation and lighting control solutions utilizing the latest technology along with a strong emphasis on high service levels and market focused solutions. Our solutions are targeted at both renovation and new construction markets. We have comprehensive design and product development capabilities for targeted markets. We also provide a variety of lighting control solutions which allow our customers to reduce energy and maintenance costs. In addition to designing and producing traditional signage, we design and integrate digital signage technology where customers are provided a turnkey solution that includes design, software, hardware content development, implementation, service and support.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $6.0 million in fiscal 2018, $5.7 million in fiscal 2017, and $5.5 million in fiscal 2016. We develop and manufacture lighting including solid-state LED lighting, lighting control systems, and graphics and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Customers include dealers, franchisee and national corporate accounts represented by the following companies: BP, Chevron Texaco, ExxonMobil, Shell, Phillips 66, Burger King, Dairy Queen, Taco Bell, Wendy’s, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, Toyota, Sports Clips, AAA, Panda Express, and SunTrust Bank.

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

Our business is organized as follows: the Lighting Segment, which represented 76% of our fiscal 2018 net sales and the Graphics Segment, which represented 24% of our fiscal 2018 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 45 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2018	2017	2016
Lighting Segment	$260,613	$258,997	$244,228
Graphics Segment	81,410	72,395	77,968

Total Net Sales	$342,023	$331,392	$322,196

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

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as interior and exterior down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize a variety of different light sources, with the primary light source being solid-state LED. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, lighting controls, light poles, lighting system design, and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

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

Graphics Segment

Our Graphics Segment manufactures and sells exterior and interior visual image elements related to signage and graphics, including integrated digital signage solutions and menu boards.  The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, electrical signage, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, video boards, menu boards and digital signage and media content management. Our Company also manages and executes the implementation of large rollout programs. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market, quick-service restaurant, grocery, and multi-site retail operations.  Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages.  We work with corporations and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand.  Increasingly, we have become the primary supplier of exterior and interior graphics for our customers.  We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

Our Competitive Strengths

Single Source Comprehensive Visual Image Solution Provider. We believe that we are the only company serving our target markets that combines digital signage and graphics capabilities, lighting products and installation implementation capabilities to create comprehensive image solutions. We believe that our position as a single-source provider creates a competitive advantage over competitors who can only address either the lighting or the graphics component of a customer’s corporate visual image program. Using our broad visual image solutions capabilities, our customers can maintain complete control over the creation of their visual image programs while avoiding the added complexity of coordinating separate lighting and graphics suppliers and service providers. We can use high technology software to produce computer-generated virtual prototypes of a customer’s new or improved retail site image. We believe that these capabilities are unique to our target markets and they allow our customers to make educated, cost-effective decisions quickly.

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

Focus on Product Innovation. We believe that our ability to successfully identify, develop and patent new products has allowed us to expand our market opportunity and enhance our market position. Our product innovation initiatives are designed to increase the value of our product offering by addressing the needs of our customers and target markets through retrofit enhancements to existing products or the development of new products. New product development includes developing an expanding portfolio of technology patents. We believe our product innovation process creates value for our customers by producing products that offer energy efficiency, low maintenance requirements and long-term operating performance at competitive prices based upon the latest technologies available.

Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets, including customers such as BP, Chevron Texaco, ExxonMobil, Shell, Phillips 66, Burger King, Dairy Queen, Taco Bell, Wendy’s, Wal-Mart Stores, Chrysler, Ford, General Motors, Nissan, Toyota, Sports Clips, AAA, Panda Express, and SunTrust Bank. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

An Appropriately Capitalized Balance Sheet. As part of our long-term operating strategy, we believe the Company maintains a conservative capital structure. With a solid equity base, we are able to preserve operating flexibility in times of industry expansion and contraction. In the current business environment, a strong balance sheet demonstrates financial viability to our existing and targeted customers. In addition, a strong balance sheet enables us to invest in the company through research and development and allows the Company to invest in capital projects that support the Company’s growth.

Aggressive Use of Visual Marketing Centers. The capabilities of our Image Center and I-Zone Marketing Centers provide us with a distinct competitive advantage to demonstrate the effectiveness of integrating graphics, lighting, and technology into a complete corporate visual image program. These centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process.

Maintain our Vertically Integrated Business Model. Our Company balances its strength as a vertically integrated manufacturer with its sourcing of purchased finished goods through the global supply chain. We focus on developing lighting and graphics products coupled with technology, and outsource certain non-core processes and product components as necessary.

Commitment to Continuous Improvement. We are committed to a philosophy of continuous improvement through the LSI Business System, which is a Lean Management System utilizing Kaizen events and lean tools to identify and eliminate waste and increase customer satisfaction with the ultimate goal to improve shareholder value.

Sales, Marketing and Customers

Sales: Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Australia, and Latin America (less than 5% of consolidated net sales are outside the United States) using a combination of regional sales managers and independent sales representatives serving primarily the commercial / industrial market along with several of the other markets we serve. LSI has traditionally been a project based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. With the acquisition of Atlas, we now market and sell standard product to stocking distributors, who subsequently provide product to electrical contractors and end users for a variety of lighting applications. Our graphics products, which in many instances are program-driven, are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by type of market.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, franchise and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the ultimate goal to turn them into orders from our customers. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months.

Marketing: The capabilities of our Image Center and I-Zone Marketing Centers are important parts of our sales process. These centers, unique within the lighting and graphics industry, are facilities that can produce a computer-generated virtual prototype of a customer’s facility on a large screen through the combination of high technology software and audio/visual presentation. The I-Zone marketing center is a digitally controlled facility containing a large solid-state LED video screen and several displays that showcase our LED technology and LED products. With these capabilities, our customers can instantly explore a wide variety of lighting and graphics alternatives to develop consistent day and nighttime images. These centers give our customers more options, greater control, and more effective time utilization in the development of lighting, graphics and visual image solutions, all with much less expense than traditional prototyping. In addition to being cost and time effective for our customers, we believe that the capabilities of these marketing centers contribute to the development of the best solution for our customers’ needs.

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

In addition to the capabilities of our Image and I-Zone Marketing Centers, the Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the internet and social media.

Manufacturing and Operations

We design, engineer and manufacture most of our lighting and graphics products through utilizing lean manufacturing principals. We periodically invest in new machinery and equipment utilizing the latest technology in order to leverage the manufacturing efficiencies gained from our high-volume production. When appropriate, we utilize alliances with domestic and international vendors to outsource certain products and components. The majority of products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for critical component parts.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as foam board and vinyls, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. The Company continued to experience some of the inflationary pressures in certain commodities experienced in fiscal 2017. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. Most lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our digital signage business requires an investment in digital screens in order to meet the demands of a large roll-out program. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times.

We currently operate out of eleven manufacturing, office and warehouse facilities in six U.S. states.

Most of our operations received ISO 9001:2015 Certification thru ANAB (Cert# 5369-Eagle Registrations Inc) with plans to certify the Company’s other facilities. Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

Goodwill and Intangible Asset Impairment

There was no impairment of the Company’s goodwill or indefinite-lived intangible assets in fiscal year 2016. The Company recorded a $479,000 impairment of a finite-lived intangible asset in the Graphics Segment in fiscal year 2017 and recorded a $28,000,000 impairment of goodwill in the Lighting Segment in fiscal year 2018.

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

Recent Developments

In August 2018, the Company announced that Wilfred (Bill) T. O’Gara has been appointed Chairman of the Board by the Board of Directors, succeeding Gary P. Kreider, who has served as Chairman of the Board since November, 2014.  Mr. Kreider will remain a board member until a successor director is appointed, at which time Mr. Kreider intends to retire from the board.  The Company also announced that Ronald D. Brown, current CEO, has been nominated by the Board to stand for election as a Director at the November 6th, 2018 annual shareholders’ meeting.

Also in August 2018, the Company announced organization and leadership changes. LSI’s structure is being aligned around its key markets and customers. This will enable the Company to better package its technology, products and services in a unique way to continue to provide its customers with innovative solutions. This organization change will allow the Company to grow the business by improving and expanding its capabilities to better serve its customers in targeted markets and in addition to developing and acquiring technologies, products and services to improve the experience for its customers’ customers.

In conjunction with this new organization structure, the Company is eliminating the positions of President of LSI Lighting, President of Atlas Lighting and President of LSI Graphics, as well as the separate organizations aligned around the products each business produced and sold. The Company is now organizing as one LSI organization, focused on serving key customer markets with its full package of capabilities. The Company also made several structural leadership changes in order to align the entire organization and better leverage LSI’s full scope of capabilities (lighting, graphics, digital signage, control and IoT technologies).

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the harshest winter months. We had a backlog of orders, which we believe to be firm, of $28.8 million and $30.2 million at June 30, 2018 and 2017, respectively. All orders are expected to be shippable or installed within twelve months.

We have 1,223 full-time employees and 123 agency employees as of June 30, 2018. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, an incentive plan that is based upon the achievement of the Company’s business plan goals, and a 401(k) retirement savings plan and, for certain employees, a nonqualified deferred compensation plan and an equity based incentive plan.

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, LEDs, electronic components, plastic lenses, glass lenses, vinyls, inks, and corrugated cartons. Materials comprise the largest component of costs, representing approximately 61% and 60% of the cost of sales in 2018 and 2017, respectively. While we have multiple sources of supply for most of our material requirements, significant shortages could disrupt the supply of raw materials. Further significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse effect on our business.

Approximately 30% of our net sales in fiscal year 2018 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum and convenience store industries and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, industry factors or otherwise, could have an adverse effect on our business.

The Company may pursue future growth through strategic acquisitions, alliances, or investments, which may not yield anticipated benefits.

The Company has strengthened its business through strategic acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be start-up or development stage entities. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses and alliances including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversions of resources and management’s attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. In addition, such investment transactions may limit the Company’s ability to invest in other activities, which could be more profitable or advantageous.

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

The turnover of independent commissioned sales representatives could cause a significant disruption in sales volume.

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

The Company may be unable to sustain significant customer and/or channel partner relationships.

Relationships with customers are directly impacted by the Company’s ability to deliver quality products and services. Although no individual customer exceeded 10% of sales during the current fiscal year, the loss of or a substantial decrease in the volume of purchases by certain large customers could harm the Company in a meaningful manner. The Company has relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While the Company maintains positive, and in many cases long-term relationships with these channel partners, the loss of a number of channel partners or substantial decrease in the volume of purchases from a major channel partner or group of channel partners could adversely affect the Company.

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

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Lighting pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Industries technology center	9,000 sq. ft.	Cincinnati, OH	Leased

4)	LSI Lighting assembly	12,000 sq. ft.	Hawthorne, CA	Leased (b)

5)	LSI Lighting inventory storage facility	25,000 sq. ft.	Burlington, NC	Leased (b)

6)	LSI Lighting Fabrication manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

7)	LSI Graphics office; screen printing manufacturing; and architectural graphics manufacturing	141,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

8)	LSI Graphics office and manufacturing	212,000 sq. ft. (includes 22,000 sq. ft. of office space)	North Canton, OH	Owned

9)	LSI Lighting office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (a)

10)	LSI Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

11)	LSI Lighting office and manufacturing	336,000 sq. ft. (included 60,000 sq. ft. of office space)	Burlington, NC	Leased

(a)	The land at this facility is leased and the building is owned.
(b)	The leased facilities were vacated subsequent to June 30, 2018

The Company considers these eleven operating facilities (total of approximately 1,400,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 of Notes to the Consolidated Financial Statements beginning on page 58 of this Form 10-K

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Common share information appears in Note 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) under “Range of share prices” beginning on page 62 of this Form 10-K. Information related to “Earnings (loss) per share” and “Cash dividends paid per share” appears in SELECTED FINANCIAL DATA on page 66 of this Form 10-K. LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.”

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2018 was $0.20 per share.

At August 30, 2018, there were approximately 654 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

The following graph compares the cumulative total shareholder return on the Company’s common shares during the five fiscal years ended June 30, 2018 with a cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Dow Jones Electrical Equipment Index. The comparison assumes $100 was invested June 30, 2013 in the Company’s Common Shares and in each of the indexes presented; it also assumes reinvestment of dividends.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, electronic components, power supplies, powder paint, plastic, silicon and glass lenses, vinyls, inks, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. While the possibility does exist of industry-wide supply shortages at any time in the future, the Company has not experienced any significant supply problems in recent years. Price risk for these materials is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2018, the raw material component of cost of goods sold subject to price risk was approximately $155 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases and to mitigate the impact of trade tariffs. In fiscal 2018, the Company announced price increases for all lighting and pole products in order to attempt to offset material price inflation in certain commodities. The price increases with customers did not fully offset the commodity price increases. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has essentially no foreign currency risk as all operations are conducted in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Begins
on Page
Financial Statements:

Management’s Report On Internal Control Over Financial Reporting	34

Report of Independent Registered Public Accounting Firm	35

Report of Independent Registered Public Accounting Firm	36

Consolidated Statements of Operations for the years ended June 30, 2018, 2017, and 2016	37

Consolidated Balance Sheets at June 30, 2018 and 2017	38

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018, 2017, and 2016	40

Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017, and 2016	41

Notes to Consolidated Financial Statements	42

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended June 30, 2018, 2017, and 2016	66

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Management's Report on Internal Control over Financial Reporting appearing on page 33 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 34. In January 2018, the Company hired PricewaterhouseCoopers to serve as its internal auditors.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 6, 2018, as filed with the Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 6, 2018, as filed with the Commission pursuant to Regulation 14A.

The following table presents information about the Company’s equity compensation plans (LSI Industries Inc. 2003 Equity Compensation Plan and the 2012 Stock Incentive Plan) as of June 30, 2018.

(c)
Number of securities
	(a)		remaining available
	Number of securities to	(b)	for future issuance
	be issued upon	Weighted average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,668,074	$8.17	1,436,303
Equity compensation plans not approved by security holders	—	—	—
Total	3,668,074	$8.17	1,436,303

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form S-3 Registration Statement File No. 33-65043).

3.2	Amended Article Fourth of LSI’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed November 19, 2009).

3.3	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

10.1	Third Amendment to Loan Documents dated February 21, 2017 between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 42 to LSI’s Form 8-K filed February 21, 2017).

10.2	*	LSI Industries Inc. 401(k) Retirement Savings Plan (Amended and Restated as of July 1, 2017) (Incorporated by reference to Exhibit 10.9 of LSI’s Form 10-K filed on September 8, 2017).

10.3	*	Amended and Restated 2012 Stock Incentive Plan as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed February 3, 2017).

10.4	*

Trust Agreement Establishing the Rabbi Trust Agreement by and between LSI Industries Inc. and Prudential Bank & Trust, FSB (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed January 5, 2006).

10.5	*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed February 5, 2015).

10.6	*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.7	*	Change of Control Policy (incorporated by reference to Exhibit 10 to LSI’s Form 8-K filed October 3, 2011).

10.8	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed July 6, 2015).

10.9	*	Form of Nonqualified Stock Option Award Agreement - Service-Based (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed July 6, 2015).

10.10	*	Form of Nonqualified Stock Option Award Agreement – Performance-Based (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed July 6, 2015).

10.11	*	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed July 6, 2015).

10.12		Form of Warrant Agreement issued by LSI Industries Inc. (incorporated by reference to Exhibit 4.1 to LSI’s Form 8-K filed February 21, 2017).

10.13	*	LSI Industries Inc. Long Term Incentive Plan FY2018 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 22, 2017).

10.14	*	LSI Industries Inc. Long Term Incentive Plan FY2018 for Named Executive Officers (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed August 22, 2017).

10.15	*	LSI Industries Inc. Long Term Incentive Plan FY2019 for Named Executive Officers (incorporated by reference to Exhibit 10.2 to LSI’s Form 8-K filed August 21, 2018).

10.16	*	LSI Industries Inc. Short Term Incentive Plan FY2019 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed August 21, 2018).

14	Code of Ethics (incorporated by reference to exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management Compensatory Agreements

LSI will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to LSI’s reasonable expenses in furnishing such exhibit. The exhibits identified herein as being filed with the SEC have been so filed with the SEC but may not be included in this version of the Annual Report to Shareholders.

ITEM 16. FORM 10-K SUMMARY

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI INDUSTRIES INC.

September 11, 2018	BY:	/s/ Ronald D. Brown
Date		Ronald D. Brown Interim Chief Executive Officer

We, the undersigned directors and officers of LSI Industries Inc. hereby severally constitute Ronald D. Brown and James E. Galeese, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Ronald D. Brown	Interim Chief Executive Officer
Ronald D. Brown	(Principal Executive Officer)
Date: September 11, 2018

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 11, 2018

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 11, 2018

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 11, 2018

/s/ Gary P. Kreider	Director
Gary P. Kreider
Date: September 11, 2018

/s/ Wilfred T. O’Gara	Chairman of the Board of Directors
Wilfred T. O’Gara
Date: September 11, 2018

/s/ James P. Sferra	Director
James P. Sferra Date: September 11, 2018

/s/ John K. Morgan	Director
John K. Morgan
Date: September 11, 2018

/s/ Robert A. Steele	Director
Robert A. Steele Date: September 11, 2018

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

Net Sales by Business Segment

(In thousands)	2018	2017	2016
Lighting Segment	$260,613	$258,997	$244,228
Graphics Segment	81,410	72,395	77,968
Total Net Sales	$342,023	$331,392	$322,196

Operating Income (Loss) by Business Segment

(In thousands)	2018	2017	2016
Lighting Segment	$(12,795)	$14,116	$19,301
Graphics Segment	5,618	2,439	5,246
Corporate and Eliminations	(14,475)	(12,946)	(10,591)
Total Operating Income	$(21,652)	$3,609	$13,956

Summary Comments

Fiscal 2018 net sales of $342,023,000 increased $10.6 million or 3.2% as compared to fiscal 2017 net sales of $331,392,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $1.6 million or 0.6%) and increased net sales of the Graphics Segment (up $9.0 million or 12.5%). Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $19.4 million or 6.2% compared to fiscal 2017 net sales. The Company acquired Atlas on February 21, 2017.

Fiscal 2018 operating loss of $(21,652,000) represents a $25.3 million change from operating income of $3,609,000 in fiscal 2017. The change from operating income in fiscal 2017 to an operating loss in fiscal 2018 is primarily the result of a $28 million goodwill impairment and $3.1 million of transition and re-alignment costs related to the departure of the Company’s Chief Executive Officer, with both events occurring in fiscal 2018 with no corresponding event in fiscal 2017. The Company also recorded a $479,000 impairment of an intangible asset, acquisition deal costs of $1,608,000 and a fair market write-up of inventory of $155,000 related to the acquisition of Atlas Lighting Products, Inc., with all such events occurring in fiscal 2017 with no corresponding events in fiscal 2018. Also in fiscal 2017 the Company recorded restructuring cost of $412,000 ($1,503,000 was expensed in Cost of Products Sold and a net gain of $1,091,000, primarily resulting from the gain on sale of a manufacturing facility, was recorded in Selling and Administrative expenses), and plant closure costs related to an inventory write-down of $485,000 as the Company exited the manufacturing of fluorescent lighting fixtures -- combining to a net total expense of $897,000.

Fiscal 2017 net sales of $331,392,000 increased $9.2 million or 2.9% as compared to fiscal 2016 net sales of $322,196,000. Net sales were favorably influenced by increased net sales of the Lighting Segment (up $14.8 million or 6.0%). Net sales were unfavorably influenced by net sales of the Graphics Segment (down $5.6 million or 7.1%). The operating results of Atlas beginning February 21, 2017 have been included in the Company’s consolidated operating results in the Lighting Segment results. Atlas contributed $17.8 million to net sales during fiscal 2017 since the date of acquisition.

Fiscal 2017 operating income of $3,609,000 decreased 74.1% from operating income of $13,956,000 in fiscal 2016. The $10.3 million decrease in operating income was driven by an impairment expense of $479,000, acquisition costs of $1,608,000 and a fair market write-up of inventory of $155,000, all related to the acquisition of Atlas Lighting Products, Inc., and restructuring costs of $412,000 ($1,503,000 was expensed in Cost of Products Sold and a net gain of $1,091,000, primarily resulting from the gain on sale of a manufacturing facility, was recorded in Selling and Administrative expenses), and plant closure costs related to an inventory write-down of $485,000 as the Company exited the manufacturing of fluorescent lighting fixtures -- combining to a net total restructuring and plant closure expense of $897,000, all of which occurred in fiscal 2017 with no corresponding costs in fiscal 2016.

The Company recorded goodwill impairment in the Lighting Segment in fiscal 2018 totaling $28 million and intangible asset impairment expense in the Graphics Segment in fiscal 2017 totaling $479,000. There was no goodwill impairment or intangible asset impairment expense in fiscal 2016.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2018, 2017 and 2016 fiscal years reported in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). We adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs, along with severance costs, goodwill and intangible asset impairment expense, acquisition deal costs, fair market value inventory adjustments, a tax charge related to the revaluation of deferred tax assets, and transition and re-alignment costs. These are all non-GAAP financial measures, but we believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP financial measures to operating income, net income, and adjusted diluted earnings per share for the periods indicated.

(In thousands; unaudited)	FY 2018	FY 2017	FY 2016

Reconciliation of operating (loss) income to adjusted operating income:

Operating (loss) income as reported	$(21,652)	$3,609	$13,956

Adjustment for impairment of intangible asset	—	479	—

Adjustment for restructuring, plant closure costs, and related inventory write-downs	--	897	—

Adjustment for other severance costs	128	506	469

Adjustment for acquisition deal costs	—	1,608	—

Adjustment for fair market value inventory write-up	—	155	--

Adjustment for goodwill impairment	28,000	--	—

Adjustment for transition and re-alignment costs	3,136	—	—

Adjusted operating income	$9,612	$7,254	$14,425

	FY 2018			FY 2017			FY 2016
			Diluted			Diluted			Diluted
(In thousands, except per share data; unaudited)	Amount		EPS	Amount		EPS	Amount		EPS

Reconciliation of net (loss) income to adjusted net income:

Net (loss) income as reported	$(19,541)		$(0.76)	$3,000		$0.12	$9,482		$0.37

Adjustment for impairment of intangible asset, inclusive of the income tax effect	--		--	335	(1)	0.01	—		—

Adjustment for goodwill impairment, inclusive of the income tax effect	17,361	(10)	0.67	—		—	—		—

Adjustment for restructuring, plant closure costs, and related inventory write-downs, inclusive of the income tax effect	--		—	81	(2)	—	—		—

Adjustment for severance costs, inclusive of the income tax effect	92	(5)	—	347	(3)	0.01	318	(4)	0.01

Adjustment for acquisition deal costs, inclusive of the income tax effect	--		—	1,103	(6)	0.04	—		—

Adjustment for fair market value inventory write-up, inclusive of the income tax effect	--		—	108	(7)	—	—		—

Adjustment for transition and re-alignment costs, inclusive of the income tax effect	2,261	(8)	0.09	—		—	—		—

Tax impact from the reduction of the deferred tax assets	5,541	(9)	0.22	—		—	—		—

Adjusted net income and earnings per share	$5,714		$0.22	$4,974		$0.19	$9,800		$0.38

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated.

The $5.5 million tax impact from the Tax Cuts and Jobs Act (TCJA) reported above excludes the impact of the new tax law on the first quarter goodwill impairment which approximates a $2.2 million tax benefit. The total impact to the Company as a result of the tax rate changes from the TCJA including the first quarter goodwill impairment is $3.3 million.

(1)	$144
(2)	$816
(3)	$159
(4)	$151
(5)	$36
(6)	$505
(7)	$47
(8)	$975
(9)	$0
(10)	$10,639

Results of Operations

2018 Compared to 2017

Lighting Segment

(In thousands)	2018	2017

Net Sales	$260,613	$258,997
Gross Profit	$69,256	$64,265
Operating (Loss) Income	$(12,795)	$14,116

Lighting Segment net sales of $260,613,000 in fiscal 2018 increased $1.6 million or 0.6% from fiscal 2017 net sales of $258,997,000. Comparable fiscal 2018 net sales excluding net sales from Atlas decreased by $28.5 million or 11.8% from fiscal 2017. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $203.5 million in fiscal 2018, representing a $28.3 million or 16.1% increase from fiscal 2017 net sales of solid-state LED light fixtures of $175.2 million. Light fixtures having solid-state LED technology represents 92.9% of total lighting product net sales in fiscal 2018 compared to 81.1% of total lighting product net sales in fiscal 2017. Total lighting product net sales includes all lighting fixtures sold and excludes sales related to installation and shipping and handling. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2017 to fiscal 2018 as customers continue to convert from traditional lighting to light fixtures having solid-state LED technology.

Lighting Segment total net sales of solid-state LED technology in light fixtures have been recorded as indicated in the table below.

	LED Net Sales
			% change		% change
(In thousands)	FY 2018	FY 2017	(FY 18 vs FY 17)	FY 2016	(FY 17 vs FY 16)
Full Fiscal Year	$203,505	$175,222	16.1%	$145,439	20.5%

Gross profit of $69,256,000 in fiscal 2018 increased $5.0 million or 7.8% from fiscal 2017, and increased from 24.6% to 26.3% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs, including the write-down of inventory, that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility of $1,544,000 in fiscal 2017 with no comparable costs in fiscal 2018. The remaining increase in amount of gross profit is due to the net effect of improved product mix, twelve months of net sales related to Atlas in fiscal 2018 compared to slightly more than four months of sales in fiscal 2017, manufacturing efficiencies as a result of the Company’s lean initiatives, continued inflationary pressures in certain commodities, competitive pricing pressures, and cost savings related to the closure of the Kansas City and Beaverton facilities.

Selling and administrative expenses of $82,051,000 in fiscal 2018 increased $31.9 million from fiscal 2017. The Company recorded a $28 million goodwill impairment charge in fiscal 2018 with no comparable expense in fiscal 2017. The Company also reported a gain on the sale of its Kansas City facility of $1,361,000 in fiscal 2017 partially offset by restructuring charges with no comparable event in fiscal 2018. When the goodwill impairment charge and the restructuring charges are removed from the year-over-year comparison of selling and administrative expenses, comparable expenses increased $2.7 million or 5.2% in fiscal 2018 from the same period of fiscal 2017. Additional year-over-year changes impacting the $2.7 million increase in selling and administrative expenses are increased employee compensation and benefits expense ($1.5 million), increased research and development expense ($0.4 million), decreased commission expense ($2.1 million), and increased amortization expense related to the acquisition of Atlas ($1.5 million).

The Lighting Segment reported an operating loss of $(12,795,000) in fiscal 2018 and represents a $26,911,000 change from operating income of $14,116,000 in the same period of fiscal 2017 primarily due to a $28 million pre-tax goodwill impairment charge. The year-over-year change was also the net result of increased net sales, an increase in gross profit and gross profit as a percentage of sales offset partially by increased selling and administrative expenses, and plant closure costs including the sale of its Kansas City, Kansas and Beaverton, Oregon facilities in fiscal 2017 with no comparable event in fiscal 2018.

Graphics Segment

(In thousands)	2018	2017

Net Sales	$81,410	$72,395
Gross Profit	$20,016	$17,113
Operating Income	$5,618	$2,439

Graphics Segment net sales of $81,410,000 in fiscal 2018 increased $9.0 million or 12.5% from fiscal 2017 same period net sales of $72,395,000. The increase in sales was led by SOAR, the Company’s digital signage business and sales to the petroleum/convenience store market.

Gross profit of $20,016,000 in fiscal 2018 increased $2.9 million or 17.0% from the same period of fiscal 2017. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) increased from 23.3% in fiscal 2017 to 24.2% in the same period in fiscal 2018. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales), an overall improvement in gross profit margins from the Company’s product, installation and shipping and handling sales, and decreased employee compensation and benefit expense ($0.4 million). The Company incurred $444,000 in fiscal 2017 related to the closure of its Woonsocket, Rhode Island facility with no comparable expense in fiscal 2018.

Selling and administrative expenses of $14,398,000 in fiscal 2018 decreased $0.3 million or 1.9% from fiscal 2017 selling and administrative expenses of $14,674,000. The Company recorded an intangible asset impairment expense of $479,000 in fiscal 2017 with no comparable charge in fiscal 2018. There was an overall net increase in several expense categories which partially offset the overall reduction in selling and administrative expense due to the fiscal 2017 intangible asset impairment.

The Graphics Segment operating income of $5,618,000 in fiscal 2018 increased $3.2 million or 130% from operating income of $2,439,000 in the same period of fiscal 2017. The increase of $3.2 million was primarily the net result of increased net sales, increased gross profit and increased gross profit margin as a percentage of sales, and a reduction in selling and administrative costs.

Corporate and Eliminations

(In thousands)	2018	2017

Gross (Loss) Profit	$(38)	$499
Operating (Loss)	$(14,475)	$(12,946)

The gross (loss) profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $14,437,000 in fiscal 2018 increased $1.0 million or 7.3% from the same period of the prior year. The $1.0 million increase is primarily the result of transition and re-alignment expenses of $3.1 million related to the departure of the Company’s Chief Executive Officer incurred in fiscal 2018 with no corresponding costs in fiscal 2017 partially offset by restructuring costs of $0.1 million related to the consolidation of its Beaverton, Oregon facility and acquisition expenses of $1.6 million incurred in fiscal 2017 with no corresponding costs in fiscal 2018.

Consolidated Results

The Company reported $1.7 million of net interest expense in fiscal 2018 compared to net interest expense of $529,000 in fiscal 2017. The increase in interest expense is the result of borrowing against the Company’s line of credit to acquire Atlas in February 2017. Fiscal 2018 represents twelve months of interest expense whereas fiscal 2017 represents slightly more than four months of interest expense.

The $3,791,000 tax benefit in fiscal 2018 represents a consolidated effective rate of 16.3%. This is the net result of an overall income tax rate of 27.6% adjusted by the $3.3 million tax expense to revalue the Company’s deferred tax assets due to the Tax Cuts and Jobs Act, and by certain permanent book-tax differences and adjustments related to uncertain income tax positions. The $80,000 income tax expense in fiscal 2017 represents a consolidated effective tax rate of 2.6% influenced by certain permanent book-tax differences, by a benefit related to uncertain income tax positions, a tax benefit related to disqualifying dispositions, and the reduction of the valuation reserve related to the sale of the Kansas City facility.

The Company reported a net loss of $(19,541,000) in fiscal 2018 as compared to net income of $3,000,000 in the same period of the prior year. The change between net income in fiscal 2017 to a net loss in fiscal 2018 is mostly driven by the $3.3 million expense in fiscal 2018 related to the re-valuation of the Company’s deferred tax assets, by the goodwill impairment, and by the transition and re-alignment costs. Also contributing to the year-over-year net change in net income are increased net sales, increased gross profit and an improvement of gross profit as a percentage of sales, increased selling and administrative expenses, and acquisition deal costs and restructuring and plant closure costs in fiscal 2017 with no comparable costs in fiscal 2018. Diluted loss per share of $(0.76) was reported in fiscal 2018 as compared to $0.12 diluted earnings per share in the same period of fiscal 2017. The weighted average common shares outstanding for purposes of computing diluted earnings per share for fiscal 2018 were 25,866,000 shares as compared to 25,988,000 shares in the same period last year.

Results of Operations

2017 Compared to 2016

Lighting Segment

(In thousands)	2017	2016

Net Sales	$258,997	$244,228
Gross Profit	$64,265	$63,782
Operating Income	$14,116	$19,301

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

Lighting Segment net sales of $258,997,000 in fiscal 2017 increased $14.8 million or 6.0% from fiscal 2016 net sales of $244,228,000. Comparable fiscal 2017 net sales excluding net sales from Atlas decreased by $3.1 million or 1.3% from fiscal 2016. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $175.2 million in fiscal 2017, representing a $29.8 million or 20.5% increase from fiscal 2016 net sales of solid-state LED light fixtures of $145.4 million. Light fixtures having solid-state LED technology represented 81.1% of total lighting product net sales in fiscal 2017 compared to 67.3% of total lighting product net sales in fiscal 2016. Total lighting product net sales includes all lighting fixtures sold and excludes sales related to installation and shipping and handling. There was a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) from fiscal 2016 to fiscal 2017 as customers continued to convert from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $64,265,000 in fiscal 2017 increased $0.5 million or 0.8% from fiscal 2016, and decreased from 25.8% to 24.6% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs, including the write-down of inventory, that were recorded in cost of sales related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility of $1,544,000 in fiscal 2017 with no comparable costs in fiscal 2016. The Lighting Segment’s gross profit was also influenced by the net effect of increased net sales due to the acquisition of Atlas, improved manufacturing efficiencies as a result of the Company’s lean initiatives, competitive pricing pressures, product mix, and rapid and significant inflationary pressures including the rising cost of steel, aluminum, copper, and other commodities. In fiscal 2017, the Company announced price increases for all lighting and pole products in order to attempt to offset the rapid and significant material price inflation across several commodities. While the Company experienced material price inflation of 5% to 6%, price increases with customers did not fully offset the commodity price increases.

Selling and administrative expenses of $50,149,000 in fiscal 2017 increased $5.7 million or 12.7% from fiscal 2016. Comparable expenses excluding Atlas increased $1.4 million 3.2% in fiscal 2017 from the same period of fiscal 2016. The more notable year-over-year changes impacting the $5.7 million increase in selling and administrative expenses are increased employee compensation and benefits expense ($1.6 million), increased intangible asset amortization expense due to the increase in intangible assets resulting from the acquisition of Atlas ($0.7 million), and increased commission expense ($3.2 million). Also contributing to the increase in selling and administrative expenses are restructuring and plant closure costs of $137,000 related to the closure of the Kansas City, Kansas manufacturing facility and the Beaverton, Oregon facility that were recorded in fiscal 2017 with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1,361,000 with no comparable event in fiscal 2016.

The Lighting Segment fiscal 2017 operating income of $14,116,000 decreased $5.2 million or 26.9% from operating income of $19,301,000 in fiscal 2016. The decrease of $5.2 million was the net result of increased net sales, an increase in gross profit, increased selling and administrative expenses, restructuring and plant closure costs, and related inventory write-downs of $1.7 million with no comparable costs in fiscal 2016, and a gain on the sale of the Kansas City facility of $1.4 million with no comparable event in fiscal 2016.

Graphics Segment

(In thousands)	2017	2016

Net Sales	$72,395	$77,968
Gross Profit	$17,113	$19,526
Operating Income	$2,439	$5,246

Graphics Segment net sales of $72,395,000 in fiscal 2017 decreased $5.6 million or 7.1% from fiscal 2016 net sales of $77,968,000. The decrease in sales was due to a decrease in sales to the petroleum/convenience store market along with a decrease in sales to other markets partially offset by increased sales of SOAR, the Company’s digital signage business.

Gross profit of $17,113,000 in fiscal 2017 decreased $2.4 million or 12.4% from fiscal 2016, and decreased from 24.5% to 23.3% as a percentage of Graphics Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the Woonsocket, Rhode Island manufacturing facility of $444,000. The remaining $1.9 million decrease in the amount of gross profit is due to the net effect of decreased net sales, significant inflationary pressures in several key commodities, a drop in customer installation sales related to the Company’s traditional graphics of partially offset by higher margins on installation sales, decreased freight expense as a percentage of shipping and handling revenue, and decreased compensation and benefits expense ($0.6 million).

Selling and administrative expenses of $14,674,000 in fiscal 2017 increased $0.4 million or 2.8% from fiscal 2016. The primary reason for the increase in selling and administrative expenses in fiscal 2017 was intangible asset impairment expense of $479,000 related to a customer relationship intangible asset that was determined to be fully impaired with no comparable expenses in fiscal 2016. When the impact of the asset impairment is removed, selling and administrative expenses remained relatively flat.

Graphics Segment fiscal 2017 operating income of $2,439,000 decreased $2.8 million or 53.5% from fiscal 2016 and is the net result of decreased net sales, decreased gross profit and decreased gross profit as a percentage of net sales, restructuring and plant closure costs of $444,000 and intangible asset impairment expense of $479,000 both in fiscal 2017 with no comparable costs in fiscal 2016.

Corporate and Eliminations

(In thousands)	2017	2016

Gross Profit	$499	$363
Operating (Loss)	$(12,946)	$(10,591)

The gross profit relates to the intercompany profit in inventory elimination.

Administrative expenses of $13,452,000 in fiscal 2017 increased $2.5 million or 22.8% from the same period of the prior year. The $2.5 million change in administrative expenses is largely due to acquisition costs of $1,608,000 recorded in fiscal 2017 and restructuring costs of $0.1 million recorded in fiscal 2017 related to the consolidation of its Beaverton, Oregon facility into other LSI facilities, with no comparable costs in fiscal 2016. These restructuring expenses were primarily for severance costs for employees located in the Beaverton, Oregon facility that were previously included in corporate research and development expenses. The other more notable period-over-period changes are wage and benefit expenses (decrease of $0.6 million), outside service expense (increase of $0.5 million), and research and development expense ($0.3 million increase).

Consolidated Results

The Company reported net interest expense of $529,000 in fiscal 2017 compared to net interest income of $48,000 in fiscal 2016. The change from interest income in fiscal 2016 to interest expense in fiscal 2017 is the result of borrowing against the Company’s line of credit to acquire Atlas. Commitment fees related to the unused portion of the Company’s line of credit and interest income on invested cash are included in both fiscal years. The Company was in a positive cash position and was debt free for approximately the first eight and a half months of fiscal 2017 and generated interest income on invested cash. The Company was in a borrowing position beginning on February 21, 2017 as a result of the Atlas Lighting Products acquisition.

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

The Company reported net income of $3,000,000 in fiscal 2017 compared to net income of $9,482,000 in the prior year. The $6.5 million decrease in net income is primarily the net result of increased net sales, decreased gross profit, increased operating expenses, restructuring and plant closure costs, intangible asset impairment expense, and acquisition and deal costs, all of which occurred in fiscal 2017 with no comparable cost in fiscal 2016, and lower income tax expense in fiscal 2017 compared to fiscal 2016. Diluted earnings per share of $0.12 was reported in fiscal 2017 as compared to diluted earnings per share of $0.37 in fiscal 2016. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2017 was 25,988,000 shares as compared to 25,592,000 shares in the prior year.

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

At June 30, 2018, the Company had working capital of $67.9 million, compared to $61.7 million at June 30, 2017. The ratio of current assets to current liabilities was 2.61 to 1 as compared to a ratio of 2.36 to 1 at June 30, 2017. The $6.2 million increase in working capital from June 30, 2017 to June 30, 2018 was primarily related to the net effect of increased net accounts receivable ($1.7 million), increased net inventory ($1.0 million), a decrease in accounts payable ($1.4 million), an increase in other current assets ($0.5 million), an increase in refundable income taxes ($1.0 million), a decrease in accrued expenses ($1.8 million), and a decrease in assets held for sale of $1.5 million. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $11.5 million of cash from operating activities in fiscal 2018 as compared to $21.3 million in fiscal 2017. This $9.8 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in net accounts receivable (unfavorable change of $6.9 million), a decrease rather than an increase in accounts payable (unfavorable change of $4.2 million), an increase rather than a decrease in net inventory (unfavorable change of $4.1 million), a smaller decrease in accrued expenses and other (favorable change of $1.7 million), and a change from net income in fiscal 2017 to a net loss in fiscal 2018 more than offset by an increase in non-cash items (favorable change of $4.0 million).

Net accounts receivable were $50.6 million and $48.9 million at June 30, 2018 and 2017, respectively. The increase of $1.7 million in net receivables is primarily due higher days sales outstanding (DSO). The DSO increased to 53 days at June 30, 2018 from 51 days at June 30, 2017. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $51.0 million at June 30, 2018 increased $1.0 million from June 30, 2017 levels. The increase of $1.0 million is the result of an increase in gross inventory of $1.8 million partially offset by an increase in inventory obsolescence reserves of $0.8 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increases occurred in fiscal 2018 in the Graphics Segment of approximately $1.8 million partially offset by a drop in inventory in the Lighting Segment of approximately $0.8 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $54.6 million of the credit line available as of August 19, 2018. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2019 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $1.9 million related to investing activities in fiscal 2018 as compared to a use of cash of $98.6 million in the same period from the prior year, resulting in a favorable change of $96.7 million. Capital expenditures for fiscal 2018 decreased $3.2 million to $3.4 million from the same period in fiscal 2017. The Company sold its Woonsocket manufacturing facility for $1.5 million in fiscal 2018 and sold its Kansas City manufacturing facility for $3.1 million in fiscal 2017. The Company acquired Atlas Lighting Products in the third quarter of fiscal 2017, which used cash of $95.1 million which was largely funded by the Company’s revolving line of credit (refer to the explanation below regarding the Company’s financing activities).

The Company used $9.5 million of cash related to financing activities in fiscal 2018 compared to a source of cash of $46.6 million in fiscal 2017. The $56.1 million unfavorable change in cash flow was primarily the result of the funding of the acquisition of Atlas through the Company’s line of credit in fiscal 2017 and the partial pay-down of the line of credit in fiscal 2018.

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

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations as of June 30, 2018 (a)(b)	Total	1 year	years	years	5 years

Operating Lease Obligations	$12,390	$1,903	$3,757	$3,789	$2,941
Purchase Obligations	20,963	20,801	64	10	88
Total Contractual Obligations	$33,353	$22,704	$3,821	$3,799	$3,029

(a)	The liability for uncertain tax positions of $0.7 million is not included due to the uncertainty of timing of payments.
(b)	The $45.4 million borrowed against the revolving line of credit is not included due to the uncertainty of the timing of payments. The line of credit expires in the third quarter of fiscal 2022.

Cash Dividends

In August 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 4, 2017 to shareholders of record as of August 27, 2017. The indicated annual cash dividend rate for fiscal 2018 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Income Taxes

The Company accounts for income taxes in accordance with the accounting guidance for income taxes. Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets and liabilities are reported on the Company’s balance sheet. Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets. The Company has adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” As a result of adoption of this accounting guidance, prior periods have been re-classified, which only affected the financial statement presentation and not the measurement of deferred tax liabilities and assets.

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

The Tax Cuts and Jobs Act was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduced the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S. statutory income tax rate of 27.6% for fiscal 2018, and will have a 21% U.S. statutory income tax rate for fiscal years thereafter. During fiscal 2018, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $3.3 million.

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

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends. The amount ultimately not collected may differ from the reserve established, particularly in the case where percentages are applied against aging categories. In all cases, it is management’s goal to carry a reserve against the Company’s accounts receivable which is adequate based upon the information available at that time so that net accounts receivable is properly stated. The Company also establishes allowances, at the time revenue is recognized, for returns and allowances, discounts, pricing and other possible deductions. These allowances are based upon contractual terms and historical trends.

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

The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company continually reviews these estimates and their underlying assumptions to ensure they remain appropriate. The Company believes the items discussed above are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment. Significant changes in the estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

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

The Company has adopted the standard as of July 1, 2018 and applied the modified retrospective approach.  The recognition of revenue from most product sales is largely unaffected by the new standard.  However, the Company has changed the timing of recognition of certain product sales requiring installation.  Under the new standard, revenue for the product portion of a sales order containing installation is recognized when shipment occurs.  Additionally, revenue will be recognized on certain custom product orders when the product is produced and committed to inventory. The Company expects to recognize an approximate $0.6 million to $1.0 million cumulative effect of applying the new revenue standard as a credit adjustment to the 2018 opening balance of retained earnings.  Effective July 1, 2018, the Company has implemented appropriate changes to policies, processes, systems, and controls to support revenue recognition and disclosures in accordance with the ASU 2014-09 guidance.

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

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the testing for goodwill impairment by eliminating a previously required step. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, or the Company’s fiscal 2021. Early adoption of the accounting standard is permitted, and the Company elected to adopt this standard early. (See Footnote 6)

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This amended guidance simplifies several aspects of the accounting for share-based payment award transactions. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2016, or the Company’s fiscal 2018. We adopted this standard on July 1, 2017 and recognized a tax detriment of $292,000 in income tax expense during the twelve months ended June 30, 2018. The amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to July 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net cash flows provided by operating activities rather than net cash flows provided by financing activities in the Company’s Consolidated Statement of Cash Flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeiture at the time of grant.  The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2018. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

Ronald D. Brown
Interim Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated September 11, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since fiscal 2010.

Cincinnati, Ohio

September 11, 2018

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2018, 2017, and 2016

(In thousands, except per share data)

	2018	2017	2016

Net sales	$342,023	$331,392	$322,196

Cost of products and services sold	252,789	248,012	238,525

Restructuring costs	—	1,503	—

Gross profit	89,234	81,877	83,671

Selling and administrative expenses	79,750	77,272	69,715

Impairment of goodwill and intangible asset	28,000	479	—

Transition and realignment costs	3,136	—	—

Acquisition deal costs	—	1,608	—

Restructuring (gain) (see Note 15)	—	(1,091)	—

Operating (loss) income	(21,652)	3,609	13,956

Interest (income)	(39)	(91)	(84)

Interest expense	1,719	620	36

(Loss) income before income taxes	(23,332)	3,080	14,004

Income tax (benefit) expense	(3,791)	80	4,522

Net (loss) income	$(19,541)	$3,000	$9,482

(Loss) earnings per common share (see Note 3)

Basic	$(0.76)	$0.12	$0.38

Diluted	$(0.76)	$0.12	$0.37

Weighted average common shares outstanding

Basic	25,866	25,436	24,988

Diluted	25,866	25,988	25,592

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and 2017

(In thousands, except shares)

	2018	2017

ASSETS

Current Assets

Cash and cash equivalents	$3,178	$3,039

Accounts receivable, less allowance for doubtful accounts of $409 and $506, respectively	50,609	48,880

Inventories	50,994	50,008

Refundable income taxes	1,784	775

Assets held for sale	—	1,463

Other current assets	3,516	2,964

Total current assets	110,081	107,129

Property, Plant and Equipment, at cost
Land	6,470	6,429
Buildings	35,961	35,463
Machinery and equipment	77,108	78,804
Construction in progress	1,340	3,805
	120,879	124,501
Less accumulated depreciation	(77,176)	(77,147)
Net property, plant and equipment	43,703	47,354

Goodwill	30,538	58,538

Other Intangible Assets, net	35,409	38,169

Other Long-Term Assets, net	9,786	5,490

Total assets	$229,517	$256,680

The accompanying notes are an integral part of these financial statements.

	2018	2017

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,927	$19,356
Accrued expenses	24,272	26,069

Total current liabilities	42,199	45,425

Long-Term Debt	45,360	49,698

Other Long-Term Liabilities	2,707	1,479

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,641,913 and 25,429,223 shares, respectively	124,104	120,059
Treasury shares, without par value;	(2,110)	(2,457)
Deferred compensation plan	2,133	2,657
Retained earnings	15,124	39,819

Total shareholders’ equity	139,251	160,078

Total liabilities & shareholders’ equity	$229,517	$256,680

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2018, 2017, and 2016

(In thousands, except per share data)

	Common Shares		Treasury Shares		Key Executive		Total
	Number of		Number		Compensation	Retained	Shareholders'
	Shares	Amount	of Shares	Amount	Amount	Earnings	Equity

Balance at June 30, 2015	24,620	$106,242	(227)	$(2,145)	$2,256	$36,599	$142,952

Net income	—	—	—	—	—	9,482	9,482
Stock compensation awards	23	248	—	—	—	—	248
Restricted stock units issued	5	—	—	—	—	—	—
Activity of treasury shares, net	—	—	(1)	(22)	—	—	(22)
Deferred stock compensation	—	—	—	—	150	—	150
Stock-based compensation expense	—	2,903	—	—	—	—	2,903
Stock options exercised, net	562	4,021	—	—	—	—	4,021
Dividends — $0.17 per share	—	—	—	—	—	(4,214)	(4,214)

Balance at June 30, 2016	25,210	113,414	(228)	(2,167)	2,406	41,867	155,520

Net income	—	—	—	—	—	3,000	3,000
Stock compensation awards	40	409	—	—	—	—	409
Restricted stock units issued	25	—	—	—	—	—	—
Stock Warrants Issued	—	575	—	—	—	—	575
Activity of treasury shares, net	—	—	(30)	(290)	—	—	(290)
Deferred stock compensation	—	—	—	—	251	—	251
Stock-based compensation expense	—	3,049	—	—	—	—	3,049
Stock options exercised, net	412	2,612	—	—	—	—	2,612
Dividends — $0.20 per share	—	—	—	—	—	(5,048)	(5,048)

Balance at June 30, 2017	25,687	120,059	(258)	(2,457)	2,657	39,819	160,078

Net (loss)	—	—	—	—	—	(19,541)	(19,541)
Stock compensation awards	43	319	—	—	—	—	319
Restricted stock units issued	44	—	—	—	—	—	—
Shares issued for deferred compensation	67	429	—	—	—	—	429
Activity of treasury shares, net	—	—	16	347	—	—	347
Deferred stock compensation	—	—	—	—	(524)	—	(524)
Stock-based compensation expense	—	3,012	—	—	—	—	3,012
Stock options exercised, net	43	285	—	—	—	—	285
Dividends — $0.20 per share	—	—	—	—	—	(5,154)	(5,154)

Balance at June 30, 2018	25,884	$124,104	(242)	(2,110)	$2,133	$15,124	$139,251

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2018, 2017, and 2016
(In thousands)

	2018	2017	2016
Cash Flows From Operating Activities
Net income	$(19,541)	$3,000	$9,482

Non-cash items included in net income
Depreciation and amortization	10,222	8,262	6,677
Impairment of goodwill and intangible asset	28,000	479	—
Deferred income taxes	(4,748)	(779)	(1,117)
Deferred compensation plan	359	455	491
Stock based compensation expense	3,012	3,049	2,903
Issuance of common shares as compensation	319	409	248
(Gain) on disposition of building	—	(1,361)	—
(Gain) loss on disposition of fixed assets	(26)	484	(1)
Allowance for doubtful accounts	214	349	55
Inventory obsolescence reserve	2,605	2,088	1,726

Change in certain assets and liabilities, net of acquisition
Accounts receivable	(1,943)	4,948	(3,369)
Inventories	(3,591)	535	(2,784)
Refundable income taxes	(1,009)	(775)	99
Accounts payable	(1,883)	2,278	(1,130)
Accrued expenses and other	(499)	(2,180)	5,116
Customer prepayments	9	9	(271)

Net cash flows provided by operating activities	11,500	21,250	18,125

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(3,406)	(6,633)	(10,211)
Acquisition of business, net of cash received and warrants issued	—	(95,077)	—
Proceeds from sale of fixed assets	1,538	3,095	68

Net cash flows (used in) investing activities	(1,868)	(98,615)	(10,143)

Cash Flows From Financing Activities
Payments of long-term debt	(99,258)	(41,282)	—
Borrowings of long-term debt	94,920	90,781	—
Cash dividends paid	(5,154)	(5,048)	(4,214)
Purchase of treasury shares	(107)	(494)	(363)
Shares withheld for employee taxes	(179)	—	—
Exercise of stock options	285	2,612	4,021

Net cash flows provided by (used in) financing activities	(9,493)	46,569	(556)

Increase (decrease) in cash and cash equivalents	139	(30,796)	7,426

Cash and cash equivalents at beginning of year	3,039	33,835	26,409

Cash and cash equivalents at end of year	$3,178	$3,039	$33,835

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2018	2017

Accounts receivable	$51,018	$49,386
Less: Allowance for doubtful accounts	(409)	(506)
Accounts receivable, net	$50,609	$48,880

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States. In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2018 and June 30, 2017, the Company had bank balances of $4,507,000 and $4,488,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or net realizable value. Cost of inventories includes the cost of purchased raw materials and components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

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

The Company recorded $7,462,000, $7,005,000 and $6,171,000 of depreciation expense in the years ended June 30, 2018, 2017 and 2016, respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2018	June 30, 2017

Balance at beginning of the period	$7,560	$5,069
Additions charged to expense	5,181	4,956
Addition from acquired company	—	907
Deductions for repairs and replacements	(5,865)	(3,372)
Balance at end of the period	$6,876	$7,560

Employee Benefit Plans:

In fiscal 2017, the Company provided a defined contribution retirement plan and a discretionary profit sharing plan covering substantially all of its non-union employees. In fiscal 2018, the Company changed its retirement plan to a 401k match whereby employee’s contributions to the 401k are matched by the Company. As with the previous defined contribution retirement plan and a discretionary profit sharing plan, the 401k match program covers substantially all of its non-union employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,195,214 in 2018, $2,373,000 in 2017, and $2,327,000 in 2016.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $5,952,000, $5,700,000 and $5,549,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 720,000 shares in fiscal 2018; 844,000 shares in fiscal 2017; and 872,000 shares in fiscal 2016. See further discussion in Note 3.

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22nd, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S statutory income tax rate of 27.6% for fiscal 2018, and will have a 21% U.S. statutory income tax rate for fiscal years thereafter. As of June 30, 2018, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $3,323,000.

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

The Company has adopted the standard as of July 1, 2018 and applied the modified retrospective approach.  The recognition of revenue from most product sales is largely unaffected by the new standard.  However, the Company has changed the timing of recognition of certain product sales requiring installation.  Under the new standard, revenue for the product portion of a sales order containing installation is recognized when shipment occurs.  Additionally, revenue will be recognized on certain custom product orders when the product is produced and committed to inventory. The Company expects to recognize an approximate $0.6 million to $1.0 million cumulative effect of applying the new revenue standard as a credit adjustment to the 2018 opening balance of retained earnings.  Effective July 1, 2018, the Company has implemented appropriate changes to policies, processes, systems, and controls to support revenue recognition and disclosures in accordance with the ASU 2014-09 guidance.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation within the cash flows from operating activities section and cash flows from financing activities section of the statement of cash flows. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation within the statement of shareholders’ equity. These reclassifications have no impact on net income or earnings per share.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2018, 2017, and 2016. There was no concentration of accounts receivable at June 30, 2017 or 2016.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2018, June 30, 2017, and June 30, 2016:

(In thousands)	2018	2017	2016
Net Sales:
Lighting Segment	$260,613	$258,997	$244,228
Graphics Segment	81,410	72,395	77,968
Total Net Sales	342,023	$331,392	$322,196

Operating Income (Loss):
Lighting Segment	$(12,795)	$14,116	$19,301
Graphics Segment	5,618	2,439	5,246
Corporate and Eliminations	(14,475)	(12,946)	(10,591)
Total Operating (Loss) Income	$(21,652)	$3,609	$13,956

Capital Expenditures:
Lighting Segment	$2,203	$4,249	$6,107
Graphics Segment	1,038	1,748	3,688
Corporate and Eliminations	165	636	416
Total Capital Expenditures	$3,406	$6,633	$10,211

Depreciation and Amortization:
Lighting Segment	$7,573	$5,649	$4,359
Graphics Segment	1,542	1,474	1,104
Corporate and Eliminations	1,107	1,139	1,214
Total Depreciation and Amortization	$10,222	$8,262	$6,677

	June 30,	June 30,
	2018	2017
Identifiable Assets:
Lighting Segment	$172,799	$214,070
Graphics Segment	39,881	33,144
Corporate and Eliminations	16,837	9,466
Total Identifiable Assets	$229,517	$256,680

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2018	2017	2016

Lighting Segment intersegment net sales	$2,672	$2499	$2771
Graphics Segment intersegment net sales	$1,276	$1,135	$1,760

NOTE 3 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

(In thousands, except per share data)	2018	2017	2016
BASIC EARNINGS (LOSS) PER SHARE

Net (loss) income	$(19,541)	$3,000	$9,482

Weighted average shares outstanding during the period, net of treasury shares (a)	25,569	25,144	24,720
Weighted average vested restricted stock units outstanding	55	37	24
Weighted average shares outstanding in the Deferred Compensation Plan	242	255	244

Weighted average shares outstanding	25,866	25,436	24,988

Basic (loss) earnings per share	$(0.76)	$0.12	$0.38

DILUTED EARNINGS (LOSS) PER SHARE

Net (loss) income	$(19,541)	$3,000	$9,482

Weighted average shares outstanding - Basic	25,866	25,436	24,988

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	552	604

Weighted average shares outstanding (c)	25,866	25,988	25,592

Diluted (loss) earnings per share	$(0.76)	$0.12	$0.37

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,802,420 common shares, 1,698,883 common shares, and 1,331,300 common shares at June 30, 2018, 2017, and 2016, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares. For the year ended June 30, 2018 the effect of dilutive securities was not included in the calculation of diluted earnings (loss) per share because there was a net operating loss for the period.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2018	2017

Inventories:
Raw materials	$31,795	$32,421
Work-in-process	3,833	3,527
Finished goods	15,366	14,060
Total Inventories	$50,994	$50,008

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2018	2017

Accrued Expenses:
Compensation and benefits	$9,394	$9,759
Customer prepayments	1,070	1,061
Accrued sales commissions	2,274	2,314
Accrued warranty	6,876	7,560
Other accrued expenses	4,658	5,375
Total Accrued Expenses	$24,272	$26,069

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of three reporting units that contain goodwill. There are two reporting units within the Lighting Segment and one reporting unit within the Graphics Segment. One reporting unit previously reported in the Technology Segment has been transferred to the Lighting Segment as a result of the merge of the Technology Segment with the Lighting Segment (See Note 2). The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

A sustained and significant decline in the Company’s stock price in the first quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of September 30, 2017. This particular reporting unit was tested because its fair market value was marginally higher than its carrying value. The other reporting units had considerable clearance between its fair market value and carrying value. Because the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $28,000,000.

As of March 1, 2018, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $21.4 million or 15% above the carrying value of this reporting unit. The goodwill impairment test of a second reporting unit in the Lighting Segment that contains goodwill passed with an estimated business enterprise value that was $16.1 million or 69% above the carrying value of this reporting unit. The goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $3.3 million or 319% above the carrying value of the reporting unit. The Company has performed an assessment of goodwill from the date of the annual test through the balance sheet date for possible triggering events and has concluded that other than the impairment analysis that was performed in the fourth quarter on the reporting unit in the Lighting Segment (see below), there were no triggering events that would indicate the assets are impaired.

Another sustained and significant decline in the Company’s stock price in the fourth quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of May 31, 2018. This particular reporting unit was tested because its fair market value was marginally higher than its carrying value. The other reporting units had considerable clearance between its fair market value and carrying value. Because the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value that was $13.7 million or 11% above the carrying value of this reporting unit including goodwill.

As of March 1, 2017, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill (excluding Atlas Lighting Products). The goodwill impairment test on two reporting units in the Lighting Segment passed with a business enterprise value that was $60.0 million or 80% above the carrying value for one of the reporting units and a business enterprise value that was $23.2 million or 95% above the carrying value for the second reporting unit. The goodwill impairment test of the one reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $4.2 million or 424% above the carrying value of the reporting unit.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2017
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(37,191)	(27,525)	(64,716)
Goodwill, net as of June 30, 2017	$57,373	$1,165	$58,538

Goodwill impairment	$(28,000)	$--	$(28,000)

Balance as of June 30, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of June 30, 2018	$29,373	$1,165	$30,538

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

As of March 1, 2017, the Company performed its annual review of indefinite-lived intangible assets and determined there was no impairment. The indefinite-lived intangible asset impairment test passed with a fair market value that was $15.2 million or 445% above its carrying value.

In March 2017, a customer relationship intangible asset with a net book value of $479,000 related to the LED video screen product line in the Graphics Segment was determined to be fully impaired. The Company deemed that distribution channels and corresponding projected future cash flows that support the customer list intangible asset are not adequate to support the asset.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,011	$25,552
Patents	338	217	121
LED technology firmware, software	16,066	11,801	4,265
Trade name	2,658	609	2,049
Non-compete agreements	710	710	-
Total Amortized Intangible Assets	55,335	23,348	31,987

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$23,348	$35,409

	June 30, 2017
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$7,956	$27,607
Patents	338	186	152
LED technology firmware, software	16,066	11,237	4,829
Trade name	2,658	499	2,159
Non-compete agreements	710	710
Total Amortized Intangible Assets	55,335	20,588	34,747

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$20,588	$38,169

	Amortization Expense of Other Intangible Assets
(In thousands)	2018	2017	2016

Amortization Expense	$2,760	$1,257	$506

The Company expects to record annual amortization expense as follows:

(In thousands)

2019	$2,760
2020	$2,687
2021	$2,682
2022	$2,460
2023	$2,411
After 2023	$18,987

NOTE 7 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

In February 2017 the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The fee on the unused balance of the $100 million committed line of credit is 15 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of June 30, 2018, a total of $45.4 million was borrowed against the line of credit, and $54.6 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of June 30, 2018.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5,154,000, $5,048,000 and $4,214,000 in fiscal years 2018, 2017 and 2016, respectively. Dividends on restricted stock units in the amount of $50,621 and $30,067 were accrued as of June 30, 2018 and 2017, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 4, 2018 to shareholders of record August 27, 2018.

NOTE 9 — EQUITY COMPENSATION

Stock Options

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

The number of shares reserved for issuance under the 2012 Plan is 1,436,303 shares, all of which were available for future grant or award as of June 30, 2018. Service-based and performance-based stock options were granted and restricted stock units (“RSUs”) were awarded during fiscal 2018. As of June 30, 2018, a total of 3,298,677 stock options were outstanding under the 2012 Plan (as well as one previous stock option plan which was also approved by shareholders), of which, a total of 1,824,552 stock options were vested and exercisable. As of June 30, 2018, the approximate unvested stock option expense that will be recorded as expense in future periods is $1,052,342. The weighted average time over which this expense will be recorded is approximately 20 months. Additionally, as of June 30, 2018, a total of 169,397 RSUs were outstanding. The approximate unvested stock compensation expense that will be recorded as expense in future periods for the RSUs is $246,301. The weighted average time over which this expense will be recorded is approximately 21 months.

Stock Warrants

The Company has 200,000 stock warrants fully vested and outstanding as of June 30, 2018. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for the warrants. The stock warrants issued during fiscal year 2017 have an exercise price of $9.95, and a fair value of $2.87. As of June 30, 2018, the warrants had a remaining contractual life of 3.7 years.

February 21,
2017

Dividend yield	2.01%
Expected volatility	39%
Risk-free interest rate	1.80%
Expected life (in years)	4.5

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2018	2017	2016

Dividend yield	3.3%	1.9%	1.3%
Expected volatility	41%	42%	44%
Risk-free interest rate	1.8%	1.3%	1.7%
Expected life (in years)	6.0	6.0	6.0

At June 30, 2018, the 794,537 options granted during fiscal 2018 to employees had exercise prices ranging from $5.92 to $6.54 per share, fair values ranging from $1.71 to $1.96 per share, and remaining contractual lives of between 9 years and 10 years. The performance metric for the 345,560 performance based stock options granted in fiscal 2018 was not achieved; therefore these stock options were forfeited in fiscal 2018.

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

The Company calculates stock option expense using the Black-Scholes model. Stock option expense is recorded on a straight line basis, or sooner if the grantee is retirement eligible as defined in the 2012 Plan, with an estimated 8.70% forfeiture rate effective April 1, 2018. Previous estimated forfeiture rates were between 2.00% and 8.79% between the periods January 1, 2013 through March 31, 2018. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $2,147,423, $2,478,861 and $2,519,092 of expense related to stock options in fiscal years 2018, 2017 and 2016, respectively. Included in the $2,147,423 of expense related to stock options for fiscal 2018, the Company recorded stock-based compensation expense related to the acceleration of service-based stock options and RSUs in conjunction with the Company’s transition agreement with the former CEO of $954,000. As of June 30, 2018, the Company had 2,918,382 stock options that were vested and that were expected to vest, with a weighted average exercise price of $8.33 per share, an aggregate intrinsic value of $8,037 and weighted average remaining contractual terms of 6.7 years.

Information related to all stock options for the years ended June 30, 2018, 2017 and 2016 is shown in the following tables:

	Twelve Months Ended June 30, 2018
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,324

Granted	794,537	$5.98
Exercised	(42,939)	$6.66
Forfeited	(467,609)	$9.11
Expired	(105,000)	$19.62

Outstanding at 6/30/18	3,298,677	$8.06	7.0	$8,037

Exercisable at 6/30/18	1,824,552	$8.22	5.8	$39,011

	Twelve Months Ended June 30, 2017
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Granted	1,332,623	$10.59
Exercised	(486,446)	$7.37
Forfeited	(702,979)	$12.46

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,324

Exercisable at 6/30/17	1,277,561	$8.75	5.0	$1,592,653

	Twelve Months Ended June 30, 2016
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/15	2,677,436	$8.85	6.1	$4,914,601

Granted	1,026,800	$9.39
Exercised	(561,946)	$7.34
Forfeited	(165,800)	$15.15

Outstanding at 6/30/16	2,976,490	$8.97	6.6	$8,338,974

Exercisable at 6/30/16	1,312,985	$9.75	4.0	$3,819,127

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2017	1,842,127	$3.52
Granted	794,537	$1.73
Vested	(942,905)	$3.39
Forfeited	(219,634)	$3.43
Unvested at June 30, 2018	1,474,125	$2.65

The weighted average grant date fair value of options granted during fiscal years 2018, 2017, and 2016, was $1.73, $3.67 and $3.64 per share, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2018, 2017 and 2016 were $39,011, $1,189,414 and $1,695,213, respectively. The aggregate grant date fair value of options that vested during 2018, 2017 and 2016 was $3,192,672, $2,298,114 and $1,168,192, respectively.

The Company received $285,875, $2,945,986, and $4,124,047, of cash from employees who exercised options in fiscal years 2018, 2017 and 2016, respectively.

For year ended June 30, 2018, exercised options resulted in an income tax benefit of $116,602. Pursuant to the implementation of ASU 2016-09, the Company recognized a discrete tax expense of $292,000 to reduce deferred tax assets for cancelled awards and for detriments compared to the current year tax deduction. A discrete tax benefit of $10,767 was recognized for disqualifying dispositions of incentive stock options.

For the year ended June 30, 3017, exercised options resulted in an income tax benefit of $505,879. The Company reduced common stock by $261,694 to reduce deferred tax assets for cancelled awards and for detriments compared to the current year tax deduction. A discrete tax benefit of $138,722 was recognized for disqualifying dispositions of incentive stock options.

For the year ended June 30, 2016, exercised options resulted in an income tax benefit of $595,483.  The company reduced common stock by $102,010 to reduce deferred tax assets for cancelled awards and for detriments compared to the current year tax deduction.   A discrete tax benefit of $141,349 was recognized for disqualifying dispositions of incentive stock options.

Restricted Stock Units

A total of 91,490 RSUs with a weighted average fair value of $5.92 per share were awarded to employees during fiscal, 2018. A total of 96,210 RSUs with a weighted average fair value of $10.84 per share were awarded to employees during the twelve months ended June 30, 2017. The service-based RSUs awarded during fiscal 2017 and in prior fiscal years have a four year ratable vesting period beginning one year after the date of award. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $50,621 and $30,067 were accrued as of June 30, 2018 and 2017, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The following table presents information related to RSUs:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2017	133,335	$10.38
Awarded	91,490	$5.92
Vested	(43,803)	$10.32
Forfeited	(11,625)	$9.82
Unvested at June 30, 2018	169,397	$8.03

The Company recorded $879,613 of expense related to RSUs during fiscal year 2018. As of June 30, 2018, the 169,397 RSUs outstanding have a weighted average remaining contractual life of 4.5 years. Of the 169,397 RSUs outstanding as of June 30, 2018, 165,680 RSUs are vested or expected to vest in the future. The approximate unvested stock compensation expense that will be recorded as expense in future periods for RSU’s is $246,302. The weighted average time over which this expense will be recorded is approximately 21 months. An estimated forfeiture rate of 8.3% was used in the calculation of expense related to the RSUs.

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

Director and Employee Stock Compensation Awards

The Company awarded a total of 41,388, 40,092, and 23,838 common shares in fiscal years 2018, 2017, and 2016, respectively, as stock compensation awards. These common shares were valued at their approximate $312,000, $409,000 and $248,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2018, there were 32 participants, all with fully vested account balances. A total of 241,996 common shares with a cost of $2,110,248, and 257,898 common shares with a cost of $2,456,875 were held in the plan as of June 30, 2018 and 2017, respectively, and, accordingly, have been recorded as treasury shares. The change in the number of shares held by this plan is the net result of share purchases and sales on the open stock market for compensation deferred into the plan; shares newly issued for compensation deferred into the plan, and for distributions to terminated employees. The Company issued 67,138 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2018 and the company did not issue new common shares for the plan in fiscal years 2017 and 2016.

The Company used approximately $106,537 and $492,400 to purchase 15,225 and 50,579 common shares of the Company in the open stock market during fiscal years 2018 and 2017, respectively, for either employee salary deferrals or Company contributions into the nonqualified deferred compensation plan.

The Company’s non-qualified deferred compensation is no longer funded by purchases in the open market of LSI stock as of September 30, 2017. This plan is now solely funded by newly issued shares that are authorized from the Company’s 2012 Stock Incentive Plan.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $21,451,000 and $21,973,000 as of June 30, 2018 and June 30, 2017, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to five years. Rental expense was $2,867,000 in 2018, $2,439,000 in 2017, and $2,027,000 in 2016. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2019	2020	2021	2022	2023	2024 & Beyond
$1,902,516	$1,864,873	$1,891,698	$1,893,083	$1,895,930	$2,941,434

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2018	2017	2016
Components of income before income taxes:
United States	$(23,332)	$3,080	$14,004
Foreign	—	—	—
Income before income taxes	$(23,332)	$3,080	$14,004

Provision for income taxes:
Current
U.S. federal	$922	$800	$5,056
State and local	35	59	582
Total current	957	859	5,638

Deferred	(4,748)	(779)	(1,116)
Total provision for income taxes	$(3,791)	$80	$4,522

(In thousands)	2018	2017	2016
Reconciliation to federal statutory rate:
Federal statutory tax rate	27.6%	34.0%	35.0%
State and local taxes, net of federal benefit	1.1	2.4	2.2
Federal and state tax credits	0.9	(5.3)	(2.6)
Valuation allowance	3.5	(18.9)	—
Domestic production activities deduction	0.6	(4.1)	(4.2)
Uncertain tax position activity	0.4	(5.5)	(0.6)
Shared based compensation	(1.3)	0.0	2.5
Tax rate changes	(14.2)	—	—
Other	(2.3)	—	—
Effective tax rate	16.3%	2.6%	32.3%

The Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a U.S. statutory income tax rate of 27.6% for fiscal 2018 and will have a 21% U.S statutory income tax rate for fiscal years thereafter. During the year ended June 30, 2018, the Company recognized a net deferred tax expense of $3,322,991 as a result of the revaluation of its deferred tax balances due to the tax rate changes caused by the Act. The company completed its accounting for the income tax effects of the Act during the year ended June 30, 2018.

The components of deferred income tax assets and (liabilities) at June 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017

Uncertain tax positions	$119	$281
Reserves against current assets	1,348	584
Accrued expenses	2,028	3,357
Deferred compensation	402	925
Stock-based compensation	1,296	1,824
State net operating loss carryover and credits	2,194	1,853
Long term capital loss carryforward	2,555	3,703
Goodwill, acquisition costs and intangible assets	4,728	(502)
U.S. Federal net operating loss carryover and credits	232	406
Deferred income tax asset before valuation allowance	14,902	12,431

Valuation allowance	(4,749)	(5,556)
Deferred income tax asset	10,153	6,875

Depreciation	(2,045)	(3,515)
Deferred income tax liability	(2,045)	(3,515)

Net deferred income tax asset	$8,108	$3,360

As of June 30, 2018 and 2017, the Company has recorded a deferred tax asset in the amount of $232,000 and $406,000, respectively, related to U.S. Federal net operating loss and research and development credit carryovers acquired in the acquisition of Virticus Corporation. The net operating losses will expire over a period of 3 years, beginning in June 30, 2029. The research and development credits will expire over a period of 2 years, beginning in June 30, 2029. The annual utilization is limited by Internal Revenue Code Section 382. However, the Company has determined these assets, more likely than not, will be realized.

Also related to the acquisition of Virticus, the Company has recorded a deferred income tax asset in the amount of $108,000 and $137,000, for fiscal years 2018 and 2017, respectively, related to a state net operating loss carryover and a state research and development credit in Oregon. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027. The deferred income tax asset and the valuation reserve amounts changed in fiscal 2018 due to the revaluation of the deferred items under the Tax Cuts and Jobs Act (TCJA).

As of June 30, 2018 and 2017, the Company has recorded a deferred state income tax asset in the amount of $2,086,000 and $1,716,000, respectively, net of federal tax benefits related to non-refundable New York state tax credits. These credits do not expire, but pursuant to New York state legislation enacted in fiscal 2014, the Company has determined that this asset, more likely than not, will not be realized. As of June 30, 2018 and 2017, the Company has recorded a full valuation reserve in the amount of $2,086,000 and $1,716,000, respectively. The deferred state income tax asset and valuation reserve amounts were revalued in fiscal 2018 as a result of the TCJA.

During fiscal 2015, the Company generated a capital loss of $11,972,000 from the sale of a Canadian subsidiary. The Company utilized $1,192,000 of the capital loss carryover in fiscal 2017. The remaining capital loss carryover of $10,780,000 has a full valuation allowance established against the deferred tax asset of $2,555,000 because the Company has no expectation of generating capital gains to utilize the loss before it expires in June 30, 2020.

Considering all issues discussed above, the Company has recorded valuation reserves of $4,749,000 and $5,556,000 as of June 30, 2018 and 2017, respectively.

At June 30, 2018, tax, interest, and penalties, net of potential federal tax benefits, were $651,000, $259,000, and $159,000 respectively, of the total reserve for uncertain tax positions of $1,069,000. The entire uncertain tax position of $651,000, net of federal tax benefit, would impact the effective tax rate if recognized. The liability for uncertain tax position is primarily included in Other Long-Term Liabilities, the remainder of $322,000 is included as a current tax receivable. At June 30, 2017, tax, interest, and penalties, net of potential federal tax benefits, were $657,000, $268,000, and $194,000, respectively, of the total reserve for uncertain tax positions of $1,119,000. The entire uncertain tax position of $657,000, net of federal tax benefit, would impact the effective tax rate if recognized. During fiscal 2017, the Company added uncertain tax positions, including interest and penalties as a result of the acquisition of Atlas totaling $483,000, which is included in the $1,119,000 above.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $20,000 net tax benefit in fiscal 2018, a $78,000 net tax benefit in fiscal 2017, and a $26,000 net tax benefit in fiscal 2016 related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $9,000 and $35,000, respectively, in fiscal 2018, $66,000 and $27,000, respectively, in fiscal 2017, and $48,000 and $10,000, respectively in fiscal 2016. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The fiscal 2018, 2017 and 2016 tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2018	2017	2016

Balance at beginning of the fiscal year	$842	$648	$687
Decreases — tax positions in prior period	(185)	(170)	(161)
Increases — tax positions in current period	41	50	122
Increases – tax positions in prior period	42	314	—
Settlements and payments	(4)	—	—
Lapse of statute of limitations	—	—	—
Balance at end of the fiscal year	$736	$842	$648

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2015. The Company is currently under audit by the Internal Revenue Service for the tax year ended June 30, 2016. The audit is in its preliminary stages.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2018	2017	2016
Cash payments for:
Interest	$1,582	$529	$50
Income taxes	$1,854	$2,618	$5,079

Non-cash investing and financing activities
Issuance of common shares as compensation	$319	$409	$248
Issuance of stock warrants	—	575	—
Issuance of common shares to fund deferred compensation plan	$429	$—	$—

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2018, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The Company recorded severance charges of $1,900,000, 523,000 and $469,000 in fiscal 2018, 2017 and 2016, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. Included in fiscal 2018 severance expense is severance expense related to the departure of the Company’s Chief Executive Officer. See further discussion below.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2018 and 2017:

	Fiscal	Fiscal
	Year Ended	Year Ended
(In thousands)	June 30,	June 30,
	2018	2017

Balance at beginning of the period	$235	$39
Accrual of expense	1,900	523
Payments	(363)	(313)
Adjustments	—	(14)
Balance at end of the period	$1,772	$235

On April 23, 2018, the Company’s Board of Directors announced the appointment of an interim Chief Executive Officer (CEO) and Chief Operating Officer in connection with the departure of Dennis Wells, the Company’s CEO. The $1,772,000 severance liability represents the severance benefits Mr. Wells in entitled to receive under his employment agreement. Of the total $1,772,000, $640,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $1,132,000 has been classified as a long-term liability.

NOTE 15 – RESTRUCTURING COSTS

On September 22, 2016, the Company announced plans to close its lighting facility in Kansas City, Kansas. The decision was based upon the market shift away from fluorescent and other technologies and the rapid movement to LED lighting which is produced at other LSI facilities. The Company expects to continue to meet the demand for products containing fluorescent light sources as long as these products are commercially viable. All operations at the Kansas City facility ceased prior to December 31, 2016. Total restructuring costs related to the closure of the Kansas City facility were $944,000 and were recorded in the lighting segment. These costs primarily included employee-related costs (primarily severance), the impairment of manufacturing equipment, plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. In addition, there was also an inventory write-down of $485,000 recorded in fiscal 2017. The write-down was related to inventory that was previously realizable until the decision in the first quarter of fiscal 2017 to shut down the Kanas City plant due to the planned curtailment of the manufacturing of fluorescent light fixtures. The Company owned the facility in Kansas City and realized a $1,361,000 gain when the facility was sold. There have been no restructuring charges in fiscal 2018.

The Company also announced the consolidation of the Beaverton, Oregon facility into other LSI facilities. The light assembly of products in the Beaverton facility was moved to the Company’s Columbus, Ohio facility, and administration and engineering functions were moved to the Company’s Cincinnati, Ohio facility. This consolidation was completed September 30, 2016. As a result of this consolidation, restructuring charges of $377,000 were recorded in fiscal 2017 in the lighting segment, with the majority of this representing the costs related to the remaining period of the facility’s lease and severance costs for employees who formerly worked in the Beaverton facility. There have been no restructuring charges in fiscal 2018.

In November 2016, the Company announced the consolidation of the Woonsocket, Rhode Island manufacturing operation into its North Canton, Ohio operation. The manufacturing operations in Woonsocket ceased prior to December 31, 2016. The Company owned the facility in Woonsocket and realized a small gain when the facility was sold in September 2017. Total restructuring costs related to the consolidation of the Woonsocket facility were $452,000 in fiscal 2017 and were recorded in the Graphics Segment. These costs primarily include employee-related costs (severance), plant shut down costs, costs related to the preparation of the facility for sale, legal costs, and other related costs. There have been no restructuring charges in fiscal 2018.

The following table presents information about restructuring costs recorded in fiscal 2017:

Total
Fiscal 2017
(In thousands)	Restructuring
Costs

Severance and other termination benefits	$811
Lease obligation	213
Impairment of fixed assets and accelerated depreciation	354
Gain on sale of facility	(1,361)
Other	395
Total	$412

Impairment and accelerated depreciation expense of $354,000 was recorded in fiscal 2017 related to machinery and equipment at the Kansas City and Beaverton facilities. This expense was recorded in the Lighting Segment. There was no impairment expense related to the closure of the Woonsocket facility. The fair value of the equipment evaluated for impairment was determined by comparing the future undiscounted cash flows to the carrying value of the assets. The future cash flows are from the remaining use of the assets as well as the cash flows expected to result from the sale of the assets.

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Total	Total
	Fiscal 2018	Fiscal 2017
(In thousands)	Restructuring	Restructuring
	Costs	Costs

Cost of Goods Sold	$--	$1,503
Operating Expenses	--	(1,091)
Total	$--	$412

The following table presents information about restructuring costs by segment for the periods indicated:

	Total	Total
	Fiscal 2018	Fiscal 2017
(In thousands)	Restructuring	Restructuring
	Expenses	Expenses

Lighting Segment	$--	$(165)
Graphics Segment	--	452
Corporate and Eliminations	--	125
Total	$--	$412

The above tables include the gain on the sale of the Kansas City facility. Additionally, the above tables do not include expense of $485,000 recorded during fiscal 2017 related to the write-down of inventory included as cost of sales as part of the Kansas City facility closure.

There were no restructuring charges for fiscal 2018. All previously announced restructuring projects were completed in fiscal 2017 and all restructuring charges were recorded in fiscal 2017. The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2017	Restructuring Expense	Payments	Adjustments		Balance as of June 30, 2018

Severance and termination benefits	$--	$--	$--		$--	$--
Lease obligation	85	--	(85)		--	--
Other	--	--	--		--	--
Total	$85	$--	$(85)	$		$--

Refer to Note 14 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has recorded expense for the following related party transactions in the fiscal years indicated:

(In thousands)	2018	2017	2016

Keating Muething & Klekamp PLL	$161	$526	$207
American Engineering and Metal Working	$—	$—	$522
Cost of Freedom, Inc	$25	$—	$—
Atlas Melbane Street Properties, LLC	$—	$314	$—

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

(In thousands)	June 30,	June 30,
	2018	2017

Keating Muething & Klekamp PLL	$—	$28

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2018	2017	2016

Wesco International	$3,200	$2,121	$2,450
American Engineering and Metal Working	$—	$—	$27

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions:

(In thousands)	June 30,	June 30,
	2018	2017

Wesco International	$16	$—

The law firm of Keating Muething & Klekamp PLL, of which the son of one of the Company’s independent outside directors is a partner, provides certain legal services to the Company. Wesco International, of which one of the Company’s independent outside directors is a director, purchases lighting fixtures from the Company. The manufacturing firm of American Engineering and Metal Working, which is owned and operated by the son of the former president of the Company’s Graphics Segment, provides metal fabricated components. The Company leases its Burlington, North Carolina facility from Atlas Melbane Street Properties, LLC which is partially owned by a former executive of the Company. The Company contributed to a charitable cause to Cost of Freedom, Inc of which the Company’s former Chief Financial Officer is a director.

NOTE 17 – ACQUISITION

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

The Company has accounted for this transaction as a business combination. Under business combination accounting, the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 21, 2017 is as follows:

(amounts in thousands)	February 21, 2017 (Initially Reported)	Measurement Period Adjustments		February 21, 2017 (As Adjusted)
Cash and Cash Equivalents	$1,815	$		$1,815
Accounts Receivable	7,202			7,202
Inventories	8,490			8,490
Property, Plant, and Equipment	3,631		(85)	3,546
Other Assets	248			248
Intangible Assets	34,319			34,319
Liabilities Assumed	(6,106)		(77)	(6,183)
Identifiable net assets acquired	49,599		(162)	49,437
Goodwill	47,868		162	48,030
Net Purchase Consideration	$97,467		$--	$97,467

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

NOTE 18 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2018
Net sales	$87,466	$92,305	$78,843	$83,409	$342,023
Gross profit	23,703	25,307	19,918	20,306	89,234
Net income	(15,629)	(1,468)	220	(2,664)	(19,541)

Earnings per share
Basic	$(0.61)	$(0.06)	$(0.01)	$(0.10)	$(0.76)
Diluted	$(0.61)	$(0.06)	$(0.01)	$(0.10)	$(0.76)

Range of share prices
High	$9.27	$7.49	$8.88	$8.11	$9.27
Low	$4.99	$6.07	$6.70	$4.91	$4.91

2017
Net sales	$84,159	$85,658	$78,156	$83,419	$331,392
Gross profit	20,835	21,407	18,399	21,236	81,877
Net income	829	2,006	(531)	696	3,000

Earnings per share
Basic	$0.03	$0.08	$(0.02)	$0.03	$0.12
Diluted	$0.03	$0.08	$(0.02)	$0.03	$0.12

Range of share prices
High	$11.64	$11.23	$10.68	$10.21	$11.64
Low	$9.41	$8.12	$8.31	$8.26	$8.12

2016
Net sales	$85,925	$84,687	$70,740	$80,844	$322,196
Gross profit	23,349	23,926	16,549	19,847	83,671
Net income (loss)	3,750	3,782	522	1,428	9,482

Earnings (loss) per share
Basic	$0.15	$0.15	$0.02	$0.06	$0.38
Diluted	$0.15	$0.15	$0.02	$0.06	$0.37 (a)

Range of share prices
High	$10.48	$12.80	$12.22	$13.45	$13.45
Low	$8.33	$7.89	$9.85	$10.29	$7.89

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

At August 30, 2018, there were approximately 654 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC.
SELECTED FINANCIAL DATA
(In thousands except per share data)

The following data has been selected from the Consolidated Financial Statements of the Company for the periods and dates indicated:

Statement of Operations Data:

	2018	2017	2016	2015	2014

Net sales	$342,023	$331,392	$322,196	$307,857	$299,463
Cost of products and services sold	252,789	248,012	238,525	233,408	234,165
Restructuring costs (in cost of sales)	—	1,503	—	—	—
Loss on sale of a subsidiary	—	—	—	565	—
(Gain) loss on sale of a building	—	—	—	(343)	—
Acquisition deal costs	—	1,608	—	—	—
Transition and Realignment Costs	3,136	—	—	—	—
Restructuring costs (in SG&A)	—	(1,091)	—	—	—
Selling and administrative expenses	79,750	77,272	69,715	66,694	62,175
Goodwill and intangible asset impairment	28,000	479	—	—	805

Operating income	(21,652)	3,609	13,956	7,533	2,318
Interest (income)	(39)	(91)	(84)	(26)	(17)
Interest expense	1,719	620	36	45	68

(Loss) income before income taxes	(23,332)	3,080	14,004	7,514	2,267
Income taxes	(3,791)	80	4,522	2,363	1,337

Net income (loss)	$(19,541)	$3,000	$9,482	$5,151	$930

Earnings (loss) per common share
Basic	$(0.76)	$0.12	$0.38	$0.21	$0.04
Diluted	$(0.76)	$0.12	$0.37	$0.21	$0.04

Cash dividends paid per share	$0.20	$0.20	$0.17	$0.12	$0.24

Weighted average common shares
Basic	25,866	25,436	24,988	24,496	24,388
Diluted	25,866	25,988	25,592	24,638	24,546

Balance Sheet Data:
(At June 30)
	2018	2017	2016	2015	2014

Working capital	$67,882	$61,704	$88,510	$80,813	$74,349
Total assets	229,517	256,680	195,560	180,690	168,688
Long-term debt	45,360	49,698	—	—	—
Shareholders’ equity	139,251	160,078	155,520	142,952	138,412

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2018, 2017, AND 2016

(In Thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
		Additions	Additions
	Balance	Charged to	(Deductions)		Balance
	Beginning	Costs and	From Company	(a)	End of
Description	of Period	Expenses	Acquired (Sold)	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2018	$506	$214	$—	$(311)	$409
Year Ended June 30, 2017	$226	$339	$10	$(69)	$506
Year Ended June 30, 2016	$317	$55	$—	$(146)	$226

Inventory Obsolescence Reserve:

Year Ended June 30, 2018	$2,815	$2,605	$—	$(1,788)	$3,632
Year Ended June 30, 2017	$2,394	$1,495	$600	$(1,674)	$2,815
Year Ended June 30, 2016	$2,197	$1,726	$—	$(1,529)	$2,394

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2018	$5,556	$—	$183	$(990)	$4,749
Year Ended June 30, 2017	$6,150	$—	$(569)	$(25)	$5,556
Year Ended June 30, 2016	$6,161	$—	$—	$(11)	$6,150

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.