Form 10-Q
period 2018-09-30
LSI INDUSTRIES INC
filed 2018-11-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

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

As of October 25, 2018 there were 26,025,256 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2018	2017

Net sales	$84,957	$87,466

Cost of products and services sold	63,541	63,763

Restructuring costs	155	--

Gross profit	21,261	23,703

Selling and administrative expenses	18,327	20,517

Impairment of goodwill	--	28,000

Operating income (loss)	2,934	(24,814)

Interest (income)	(14)	(8)

Interest expense	532	411

Income (loss) before income taxes	2,416	(25,217)

Income tax expense (benefit)	667	(9,588)

Net income (loss)	$1,749	$(15,629)

Earnings (Loss) per common share (see Note 4)
Basic	$0.07	$(0.61)
Diluted	$0.07	$(0.61)

Weighted average common shares outstanding
Basic	26,032	25,791
Diluted	26,365	25,791

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2018	2018

ASSETS

Current Assets

Cash and cash equivalents	$4,162	$3,178

Accounts receivable, less allowance for doubtful accounts of $363 and $409, respectively	59,781	50,609

Inventories	49,580	50,994

Refundable income taxes	1,197	1,784

Other current assets	3,625	3,516

Total current assets	118,345	110,081

Property, Plant and Equipment, at cost
Land	6,718	6,470
Buildings	35,984	35,961
Machinery and equipment	77,658	77,108
Construction in progress	1,261	1,340
	121,621	120,879
Less accumulated depreciation	(79,098)	(77,176)
Net property, plant and equipment	42.523	43,703

Goodwill	30,538	30,538

Other Intangible Assets, net	34,718	35,409

Other Long-Term Assets, net	9,420	9,786

Total assets	$235,544	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2018	2018

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23,774	$17,927
Accrued expenses	21,949	24,272

Total current liabilities	45,723	42,199

Long-Term Debt	46,152	45,360

Other Long-Term Liabilities	2,606	2,707

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,799,257 and 25,641,913 shares, respectively	124,871	124,104
Treasury shares, without par value;	(1,845)	(2,110)
Deferred compensation plan	1,869	2,133
Retained earnings	16,168	15,124

Total shareholders’ equity	141,063	139,251

Total liabilities & shareholders’ equity	$235,544	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,749	$(15,629)
Non-cash items included in net income:
Depreciation and amortization	2,643	2,572
Deferred income taxes	85	(10,815)
Impairment of goodwill	--	28,000
Deferred compensation plan	127	160
Stock compensation expense	551	984
Issuance of common shares as compensation	90	78
Loss on disposition of fixed assets	--	(31)
Allowance for doubtful accounts	(19)	49
Inventory obsolescence reserve	766	143

Changes in certain assets and liabilities
Accounts receivable	(4,218)	(5,421)
Inventories	(3,519)	683
Refundable income taxes	587	775
Accounts payable	5,723	(1,559)
Accrued expenses and other	(3,172)	(3,133)
Customer prepayments	795	419
Net cash flows provided by (used in) operating activities	2,188	(2,725)

Cash Flows from Investing Activities
Proceeds from the sale of assets	--	1,527
Purchases of property, plant and equipment	(648)	(498)
Net cash flows (used in) provided by investing activities	(648)	1,029

Cash Flows from Financing Activities
Payments of long-term debt	(23,039)	(22,247)
Borrowings of long-term debt	23,831	24,411
Cash dividends paid	(1,296)	(1,286)
Shares withheld for employees taxes	(52)	(110)
Purchase of treasury shares	--	(106)
Exercise of stock options	--	115
Net cash flows (used in) provided by financing activities	(556)	777

Increase (Decrease) in cash and cash equivalents	984	(919)

Cash and cash equivalents at beginning of period	3,178	3,039

Cash and cash equivalents at end of period	$4,162	$2,120

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2018, the results of its operations for the three month periods ended September 30, 2018 and 2017, and its cash flows for the three month periods ended September 30, 2018 and 2017. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2018 Annual Report on Form 10-K.  Financial information as of June 30, 2018 has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2018 Annual Report on Form 10-K.  Significant changes to our accounting policies as a result of adopting ASU-2014-09 “Revenue from Contracts with Customers” (Topic 606) are discussed below.

Revenue Recognition:

The Company recognizes revenue when it satisfies the performance obligation in its customer contracts or purchase orders. Most of the Company’s products have a single performance obligation which is satisfied at a point in time when control is transferred to the customer. Control is generally transferred at time of shipment when title and risk of ownership passes to the customer. For customer contracts with multiple performance obligations, the Company allocates the transaction price and any discounts to each performance obligation based on relative standalone selling prices. Payment terms are typically within 30 to 90 days from the shipping date, depending on our terms with the customer. The Company offers standard warranties that do not represent separate performance obligations.

Installation is a separate performance obligation, except for our digital signage products.  For digital signage products, installation is not a separate performance obligation as the product and installation is the combined item promised in digital signage contracts. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities other than standard warranties.

A number of the Company's products are highly customized. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific printed graphic branding
●	Electrical components based on customer specifications
●	Digital signage and related media content

The Company also offers installation services. Installation revenue is recognized over time as our customer simultaneously receives and consumes the benefits provided through the installation process.

For these customized products and installation services, revenue is recognized using a cost-based input method: recognizing revenue and gross profit as work is performed based on the relationship between the actual cost incurred and the total estimated cost for the contract.

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because we believe it best depicts the nature, amount, and timing of our revenue and cash flows. The table presents a reconciliation of the disaggregation by reportable segments.

	Three Months Ended September 30
	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$54,249	$17,694
Products and services transferred over time	7,183	5,831
	$61,432	$23,525

	Three Months Ended September 30
	Lighting Segment	Graphics Segment
Type of Product and Services
New Technology Products	$51,305	$2,402
Legacy Products	9,076	15,964
Turnkey Services and Other	1,051	5,159
	$61,432	$23,525

New technology products include LED lighting and controls, electronic circuit boards, and digital signage solutions. Legacy products include lighting fixtures utilizing light sources other than LED technology and printed two and three dimensional graphic products. Turnkey services and other includes installation services along with shipping and handling charges.

Practical Expedients and Exemptions

●

The Company’s contracts with customers have an expected duration of one year or less, as such we apply the practical expedient to expense sales commissions as incurred, and have omitted disclosures on the amount of remaining performance obligations.

●	Shipping costs that are not material in context of the delivery of products are expensed as incurred.
●

The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are due within 30 to 90 days of completion of the performance obligation and invoicing, therefore, does not contain significant financing components.

●

The Company collects sales tax and other taxes concurrent with revenue-producing activities and are excluded from revenue. Shipping and handling costs are treated as fulfillment activities and included in cost of products and services sold on the Consolidated Statements of Operations.

New Accounting Pronouncements:

On July 1, 2018, the Company adopted ASU 2014-09. “Revenue from Contracts with Customers,” (Topic 606) using the modified retrospective adoption method which requires a cumulative effect adjustment to the opening balance of retained earnings. This approach was applied to contracts that were not completed as of June 30, 2018. Results for reporting periods beginning July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $591,000 on July 1, 2018 due to the cumulative impact of adopting Topic 606, as described below.

	Balance as of June 30, 2018	Adjustments	Opening Balance as of July 1, 2018
Assets:
Accounts receivable, net	50,609	4,935	55,544
Inventories, net	50,994	(4,167)	46,827
Other long-term assets, net	9,786	(177)	9,609
Stockholders' Equity:
Retained earnings	15,124	591	15,715

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its financial statements.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements other than noted below.

On October 29, 2018, The Company announced that it will permanently close its New Windsor, New York manufacturing facility. The facility manufactures indoor lighting products and is included in the results of the Lighting Segment. Production will be transferred to the Company’s Erlanger, Kentucky and Blue Ash, Ohio facilities, also included in the Lighting Segment. The New Windsor facility has a workforce of 140 employees.

On October 15, 2018, the Board of Directors of the Company appointed James A. Clark as the Company’s Chief Executive Officer and President. Mr. Clark entered into an Employment Agreement as of October 16, 2018 which provides that his employment with the Company shall begin on November 1, 2018. The Employment Agreement also defines his compensation and benefit package.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation within the cash flows from operating activities section and cash flows from financing activities section of the statement of cash flows. These reclassifications have no impact on net income or earnings per share.

NOTE 3 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s two operating segments are Lighting and Graphics, with one executive team under the new organizational structure reporting directly to the CODM with responsibilities for managing each segment. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also reported in the segment information.

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, automotive dealerships, quick-service restaurants, grocery and pharmacy store, and retail/national accounts. The Company also addresses lighting product customers through the commercial industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies used to manufacture certain LED light fixtures and sold directly to customers.

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

The Company’s corporate administration activities are reported in the Corporate and Eliminations line item.  These activities primarily include intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, equity compensation expense for various equity awards granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

There was no concentration of consolidated net sales in the three months ended September 30, 2018 or 2017.  There was no concentration of accounts receivable at September 30, 2018 or June 30, 2018.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2018 and September 30, 2017:

	Three Months Ended
(In thousands)	September 30
	2018	2017
Net Sales:
Lighting Segment	$61,432	$68,428
Graphics Segment	23,525	19,038
	$84,957	$87,466

Operating Income (Loss):
Lighting Segment	$3,850	$(22,930)
Graphics Segment	2,387	1,476
Corporate and Eliminations	(3,303)	(3,360)
	$2,934	$(24,814)

Capital Expenditures:
Lighting Segment	$276	$261
Graphics Segment	266	182
Corporate and Eliminations	106	55
	$648	$498

Depreciation and Amortization:
Lighting Segment	$1,990	$1,901
Graphics Segment	395	379
Corporate and Eliminations	258	292
	$2643	$2,572

	September 30, 2018	June 30, 2018
Identifiable Assets:
Lighting Segment	$173,254	$172,799
Graphics Segment	45,493	39,881
Corporate and Eliminations	16,797	16,837
	$235,544	$229,517

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2018	2017

Lighting Segment inter-segment net sales	$409	$715

Graphics Segment inter-segment net sales	$31	$31

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2018	2017

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,749	$(15,629)

Weighted average shares outstanding, net of treasury shares (a)	25,752	25,505
Weighted average vested restricted stock units outstanding	53	41
Weighted average shares outstanding in the Deferred Compensation Plan	227	245

Weighted average shares outstanding	26,032	25,791

Basic earnings (loss) per share	$0.07	$(0.61)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$1,749	$(15,629)

Weighted average shares outstanding

Basic	26,032	25,791

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	333	--

Weighted average shares outstanding (c)	26,365	25,791

Diluted earnings (loss) per share	$0.07	$(0.61)

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,146,466 common shares and 3,791,936 common shares at September 30, 2018 and 2017, respectively, were not included in the computation of the three month period for diluted earnings (loss) per share, respectively, because the exercise price was greater than the average fair market value of the common shares. For the three months ended September 30, 2017, the effect of dilutive securities was not included in the calculation of diluted earnings (loss) per share because there was a net operating loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2018	2018

Inventories:
Raw materials	$33,131	$31,795
Work-in-process	1,937	3,833
Finished goods	14,512	15,366
Total Inventories	$49,580	$50,994

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2018	2018

Accrued Expenses:
Compensation and benefits	$5,668	$9,394
Customer prepayments	1,865	1,070
Accrued sales commissions	1,776	2,274
Accrued warranty	7,095	6,876
Other accrued expenses	5,545	4,658
Total Accrued Expenses	$21,949	$24,272

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of June 30, 2018	$29,373	$1,165	$30,538

Balance as of September 30, 2018
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of September 30, 2018	$29,373	$1,165	$30,538

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,525	$25,038
Patents	338	226	112
LED technology firmware, software	16,066	11,941	4,125
Trade name	2,658	637	2,021
Total Amortized Intangible Assets	54,625	23,329	31,296

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$23,329	$34,718

	June 30, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,011	$25,552
Patents	338	217	121
LED technology firmware, software	16,066	11,801	4,265
Trade name	2,658	609	2,049
Total Amortized Intangible Assets	54,625	22,638	31,987

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$22,638	$35,409

(In thousands)	Amortization Expense of Other Intangible Assets

	September 30, 2018	September 30, 2017

Three Months Ended	$691	$690

The Company expects to record annual amortization expense as follows:

(In thousands)

2019	$2,069
2020	$2,687
2021	$2,682
2022	$2,460
2023	$2,412
After 2023	$18,986

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2017, the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will remain at 175 basis points for the next twelve months.  The fee on the unused balance of the $100 million committed line of credit is 20 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of September 30, 2018, there was $46.2 million borrowed against the line of credit, and $53.8 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of September 30, 2018.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1,296,000 and $1,286,000 in the three months ended September 30, 2018 and 2017, respectively. Dividends on restricted stock units in the amount of $31,553 and $29,106 were accrued as of September 30, 2018 and 2017, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 27, 2018 to shareholders of record as of November 16, 2018. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

The Company’s equity compensation plan, the 2012 Stock Incentive Plan (“the 2012 Plan”), was approved by shareholders in November 2012. The 2012 Plan covers all of the Company’s full-time employees, outside directors and certain advisors and replaced all previous equity compensation plans. In November 2016, the Company’s shareholders approved an amendment to the 2012 Plan that added 1,600,000 shares to the plan and implemented the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2012 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance stock units, and other stock-based awards. Stock option grants or stock awards made pursuant to the 2012 Plan are granted at fair market value at the date of option grant or stock award.

Stock option grants may be service-based or performance-based.  Service-based options granted during fiscal year 2017 and prior fiscal years generally have a four year ratable vesting period beginning one year after the date of grant. Service-based options granted during fiscal year 2018 have a three year ratable vesting period beginning one year after the date of grant. The maximum exercise period of stock options granted under the 2012 Plan is ten years. Restricted Stock Units (RSUs) granted prior to fiscal year 2018 have a four year ratable vesting period. RSUs granted during fiscal year 2018 have a three year ratable vesting period. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. If a stock option or RSU holder’s employment with the Company terminates by reason of death, disability or retirement, as defined in the Plan, the Plan generally provides for acceleration of vesting.

In the first quarter of fiscal 2019, the Company granted Performance Stock Units (PSUs). PSUs are full value awards and consume the pool of available shares at the fungible rate of 2.5 for every full share awarded. The vesting of the PSUs is subject to the achievement of Return on Net Assets (RONA) and EBITDA objectives over a three year performance cycle. If certain one year performance objectives are met, one-third of the PSU’s will vest and be released. If the one year performance objectives are not met, the entire PSU awards may be earned over the remaining three-year performance cycle.

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in shares of common stock of the Company. The Company also awards its directors shares of common stock as part of their compensation.  Stock compensation awards are made in the form of newly issued common shares of the Company.

In the first quarter of fiscal 2019, the Company granted 422,900 serviced-based stock options with an exercise price of $4.94 and 134,350 PSUs at a fair value of $4.94. In the first quarter of fiscal 2018, the Company granted 724,037 service-based and performance-based stock options with an exercise price of $5.92 and 91,490 Restricted Stock Units with a fair value of $5.92. Stock compensation expense was $551,000 and $984,000 in the first quarter of fiscal 2019 and 2018, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2018	2017
Cash payments:
Interest	$518	$382
Income taxes	$(39)	$--

Non-cash investing and financing activities:
Issuance of common shares as compensation	$90	$78
Issuance of common shares to fund deferred compensation plan	$127	$191

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2018, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2018	2017	2018

Balance at beginning of the period	$1,772	$235	$235
Accrual of expense	--	--	1,900
Payments	(197)	(159)	(363)
Adjustments	--	--	—
Balance at end of the period	$1,575	$76	$1,772

On April 23, 2018, the Company’s Board of Directors announced the appointment of an interim Chief Executive Officer (CEO) and Chief Operating Officer in connection with the departure of Dennis Wells, the Company’s former CEO. The $1,772,000 severance liability reported as of June 30, 2018 represents the severance benefits Mr. Wells is entitled to receive under his employment agreement. Of the total $1,575,000 reported as of September 30, 2018, $590,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $985,000 has been classified as a long-term liability.

NOTE 14 – RESTRUCTURING COSTS

In the first quarter of fiscal 2018, management approved the closure of its 12,000 square foot leased facility in Hawthorne, California. The facility was used as a warehouse and for light assembly of light fixtures. The Company will move the light assembly to its Blue Ash, Ohio facility. The restructuring charges consist primarily of transportation costs to move inventory to Blue Ash, the impairment of equipment, costs to restore the leased facility, and severance benefits. The Company also incurred $435,000 related to the write-down of inventory which is not included in the table below. All restructuring costs are reported in cost of sales in the Lighting Segment.

The following table presents information about restructuring costs for the periods indicated:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30,	September 30,
	2018	2017

Severance benefits	$19	$--
Moving Costs	53	--
Impairment of fixed assets and accelerated depreciation	43	--
Facility Repairs	40	--
Total	$155	$--

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2018	Restructuring Expense	Payments	Adjustments	Balance as of September 30, 2018

Severance and termination benefits	$--	$19	$--	$--	$19
Other	--	93	9	--	84
Total	$--	$112	$9	$--	$103

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s fiscal 2018 tax year, the Company had a U.S. statutory income tax rate of 34% in the first quarter of fiscal 2018, before the new tax law was enacted, and will have a 21% U.S statutory income tax rate for fiscal years 2019 and after.

	Three Months Ended
	September 30
	2018	2017
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	23.0%	33.7%
Uncertain tax positions	1.3	(0.2)
Difference between deferred and current tax rate related to the impairment of goodwill	--	4.8
Shared based compensation	3.3	--
Other	--	(0.3)
Effective tax rate	27.6%	38.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment

(In thousands)	Three Months Ended
	September 30
	2018	2017

Lighting Segment	$61,432	$68,428
Graphics Segment	23,525	19,038
	$84,957	$87,466

Operating Income (Loss) by Business Segment

(In thousands)	Three Months Ended
	September 30
	2018	2017

Lighting Segment	$3,850	$(22,930)
Graphics Segment	2,387	1,476
Corporate and Eliminations	(3,303)	(3,360)
	$2,934	$(24,814)

Summary Comments

Fiscal 2019 first quarter net sales of $84,957,000 decreased $2.5 million or 2.9% as compared to first quarter fiscal 2018. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $4.5 million or 23.6%) more than offset by decreased net sales of the Lighting Segment (down $7.0 million or 10.2%).

Fiscal 2019 first quarter operating income of $2.9 million increased $27.7 million from an operating loss of $(24,814,000) in the first quarter of fiscal 2018. The $27.7 million change from an operating loss in fiscal 2018 to operating income in fiscal 2019 was mostly the result of a pre-tax $28 million goodwill impairment charge in the Lighting Segment in fiscal 2018. Adjusted fiscal 2019 operating income of $3.5 million (which reflects the removal of plant closure costs) increased 10.6% from adjusted fiscal 2018 operating income of $3.2 (which reflects the removal of the goodwill impairment). Refer to “Non-GAAP Financial Measures” below. The increase in adjusted operating income was the result of decreased net sales and decreased gross profit more than offset by a decrease in selling and administrative expenses. Also contributing to the period-over-period results is a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million.

On October 29, 2018, The Company announced that it will permanently close its New Windsor, New York manufacturing facility. The facility manufactures indoor lighting products and is included in the results of the Lighting Segment. Production will be transferred to the Company’s Erlanger, Kentucky and Blue Ash, Ohio facilities, also included in the Lighting Segment. The New Windsor facility has a workforce of 140 employees. The closure is part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The closure will also allow the Company to improve utilization of existing manufacturing capacity. The transfer of production is expected to be completed by June 30, 2019.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment and restructuring and plant closure costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)
	FY 2019	FY 2018
Reconciliation of operating income to adjusted operating income:

Operating income (loss) as reported	$2,934	$(24,814)

Adjustment for goodwill impairment	--	28,000

Adjustment for restructuring, plant closure costs, and related inventory write-downs	590	--

Adjusted operating income	$3,524	$3,186

(in thousands, except per share data; unaudited)	First Quarter
	FY 2019		Diluted EPS	FY 2018		Diluted EPS
Reconciliation of net income to adjusted net income:

Net income (loss) and earnings (loss) per share as reported	$1,749		$0.07	$(15,629)		$(0.61)

Adjustment for goodwill impairment, inclusive of the income tax effect	--		--	17,363	(2)	$0.67

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	454	(1)	0.01	--		--

Adjusted net income and earnings per share	$2,203		$0.08	$1,734		$0.07

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 136

(2) 10,637

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Lighting Segment

(In thousands)	Three Months Ended
	September 30
	2018	2017

Net Sales	$61,432	$68,428
Gross Profit	$15,475	$18,673
Operating Income (loss)	$3,850	$(22,930)

Lighting Segment net sales of $61,432,000 in the first quarter of fiscal 2019 decreased 10.2% from fiscal 2018 same period net sales of $68,428,000. The Lighting Segment’s net sales of light fixtures having solid-state LED technology totaled $49.7 million in the first quarter of fiscal 2019 which represent 91% of total lighting product net sales. There continues to be a reduction in the Company’s traditional lighting sales (metal halide and fluorescent light sources) as customers convert from traditional lighting to light fixtures having solid-state LED technology.

Gross profit of $15,475,000 in the first quarter of fiscal 2019 decreased $3.2 million or 17.1% from the same period of fiscal 2018, and decreased from 27.0% to 25.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its Hawthorne, California facility of $590,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives.

Selling and administrative expenses of $11,625,000 in the first quarter of fiscal year 2019 decreased $30 million from the same period of fiscal 2018 selling and administrative expenses of $41,603,000, primarily due to the $28 million goodwill impairment charge in fiscal 2018. When the goodwill impairment charge is removed from fiscal 2018 results, there was a $2.0 million or 14.4% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense which is due to lower sales volume and a reduction of wage and benefit expense.

The Lighting Segment first quarter fiscal 2019 operating income of $3,850,000 increased $26.8 million from an operating loss of $(22,930,000) in the same period of fiscal 2018 primarily due to a $28 million pre-tax goodwill impairment charge. When the impact of the goodwill charge is removed from fiscal 2018 results and the restructuring and plant closure costs of $590,000 are removed from the fiscal 2019 results, fiscal 2019 adjusted operating income of $4,440,000 was $630,000 lower than fiscal 2018 adjusted operating income of $5,070,000. The reduction in sales volume and gross profit was partially offset by lower selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	September 30
	2018	2017

Net Sales	$23,525	$19,038
Gross Profit	$5,782	$5,063
Operating Income	$2,387	$1,476

Graphics Segment net sales of $23,525,000 in the first quarter of fiscal 2019 increased $4.5 million or 23.6% from fiscal 2018 same period net sales of $19,038,000. Most of the increase in sales is from growth in sales to the Petroleum and Quick Service Restaurant markets including digital technology.

Gross profit of $5,782,000 in the first quarter of fiscal 2019 increased $0.7 million or 14.2% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 26.6% in the first quarter of fiscal 2018 to 24.5% in the first quarter of fiscal 2019. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) partially offset by a change in product mix. Also contributing to the year-over-year change in gross profit was a $0.6 million increase in overhead spending mostly driven by an increase in wage expense.

Selling and administrative expenses of $3,395,000 in the first quarter of fiscal 2019 decreased $0.2 million or 5.4% from the same period of fiscal 2018 primarily as a result of decreased wage and benefit expense.

The Graphics Segment first quarter fiscal 2019 operating income of $2,387,000 increased $0.9 million or 61.7% from operating income of $1,476,000 in the same period of fiscal 2018. The net increase of $0.9 million was primarily the net result of increased net sales, increased gross profit, decreased gross profit margin as a percentage of sales, and decreased selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended
	September 30
	2018	2017

Gross Profit (Loss)	$4	$(33)
Operating (Loss)	$(3,303)	$(3,360)

The gross profit or loss relates to the elimination of intercompany profit in inventory.

Administrative expenses of $3,307,000 in the first quarter of fiscal 2019 decreased slightly from the same period of the prior year. The change is primarily the result of a decrease in employee compensation and benefit expense ($0.6 million) offset by an equal an increase in outside service expense ($0.4 million), and a net increase in various other expense categories ($0.2 million).

Consolidated Results

The Company reported $518,000 net interest expense in the first quarter of fiscal 2019 compared to $403,000 net interest expense in the first quarter of fiscal 2019. The change from interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit and higher commitment fees on its unused portion of the line of credit.

The $667,000 income tax expense in the first quarter of fiscal 2019 represents a consolidated effective tax rate of 27.6% influenced by certain permanent book-tax differences and by an expense related to uncertain income tax positions. The $9,588,000 income tax benefit in the first quarter of fiscal 2018 represents a consolidated effective tax rate of 38% influenced by the goodwill impairment.

The Company reported a net income of $1,749,000 in the first quarter of fiscal 2019 compared to a net loss of $(15,629,000) in the same period of the prior year. The change between a net loss in fiscal 2018 to net income in fiscal 2019 is mostly driven by the $28 million pre-tax goodwill impairment charge in fiscal 2018 with no comparable event in fiscal 2019. When the impact of the fiscal 2018 goodwill impairment charge and the fiscal 2019 restructuring and plant costs are removed from the reported results, the fiscal 2019 adjusted net income of $2,203,000 increased $0.5 million or 27% from fiscal 2018 adjusted net income of $1,734,000. The change in adjusted net income is primarily the net result of decreased net sales, decreased gross profit, decreased selling and administrative expenses, increased interest expense, and a lower tax rate. Diluted earnings per share of $0.07 was reported in the first quarter of fiscal 2019 as compared to $(0.61) diluted loss per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2019 were 26,365,000 shares as compared to 25,791,000 shares in the same period last year.

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

At September 30, 2018, the Company had working capital of $72.6 million, compared to $67.9 million at June 30, 2018. The ratio of current assets to current liabilities was 2.59 to 1 as compared to a ratio of 2.61 to 1 at June 30, 2018. The $4.7 million increase in working capital from June 30, 2018 to September 30, 2018 was primarily related to the net effect of increased cash and cash equivalents ($1.0 million), increased net accounts receivable ($9.2 million), decreased net inventory ($1.4 million), an increase in accrued expenses ($2.3 million), a decrease in refundable income taxes ($0.6 million), and an increase in accounts payable ($5.8 million). The $4.1 million of the increase in accounts receivable is the result of the adoption of the new revenue guidance. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $2.2 million of cash from operating activities in the first quarter of fiscal 2019 as compared to a use of cash of $2.7 million in the same period of the prior year. This $4.9 million increase in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts payable (favorable change of $7.3 million), a smaller increase in net accounts receivable (favorable change of $1.2 million), an increase rather than a decrease in net inventory (unfavorable change of $4.2 million), a smaller decrease in refundable income taxes (favorable change of $0.2 million), an increase in customer prepayments (favorable change of $0.4 million), and an increase in net income in fiscal 2019 from a net loss in fiscal 2018 offset by several non-cash add-backs (favorable change of $0.4 million).

Net accounts receivable were $59.8 million and $50.6 million at September 30, 2018 and June 30, 2018, respectively. DSO increased to 59 days at September 30, 2018 from 53 days at June 30, 2018. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $49.6 million at September 30, 2018 decreased $1.4 million from $51.0 million at June 30, 2018. The decrease of $1.4 million is the result of a decrease in gross inventory of $0.9 million and an increase in obsolescence reserves of $0.5 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increased 1.8 million in the first quarter of fiscal 2019 in the Graphics Segment which was more than offset by a decrease in net inventory in the Lighting Segment of $3.2 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $46.1 million of the credit line available as of October 29, 2018. This line of credit is a $100 million five year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2019 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $0.7 million related to investing activities in the first quarter of fiscal 2019 as compared to a source of $1.0 million in the same period of the prior year, resulting in an unfavorable change of $1.7 million. Capital expenditures for the first quarter of fiscal 2019 increased $0.2 million to $0.6 million from the same period in fiscal 2018. The Company sold its Woonsocket manufacturing facility for $1.5 million in the first quarter of fiscal 2018 which contributed to the change in cash flow from investing activities from fiscal 2018 to fiscal 2019.

The Company used $0.6 million of cash related to financing activities in the first quarter of fiscal 2019 compared to a source of cash of $0.8 million in the first quarter of fiscal 2018. The $1.3 million unfavorable change in cash flow was the net result of borrowings in excess of payments of long term debt of $1.4 million.

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

Cash Dividends

In November 2018, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 27, 2018 to shareholders of record as of November 16, 2018. The indicated annual cash dividend rate for fiscal 2019 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2018 Annual Report on Form 10-K.

New Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2017.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the quarter ended September 30, 2018, the Company enacted additional controls related to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.  EXHIBITS

Exhibits:

10.1	Nonqualified Stock Option Agreement for Inducement Awards between the Company and James A. Clark dated November 1, 2018

10.2	Restrictive Covenant and Confidentiality Agreement executed by James A. Clark dated November 1, 2018

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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
(Principal Executive Officer and Principal Financial Officer)