Form 10-Q
period 2018-12-31
LSI INDUSTRIES INC
filed 2019-02-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.

State of Incorporation - Ohio        IRS Employer I.D. No. 31-0888951

10000 Alliance Road

Cincinnati, Ohio  45242

(513) 793-3200

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES    X     NO ____

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

As of January 27, 2019 there were 25,888,975 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “should” or the negative versions of those words and similar expressions, and by the context in which they are used.  Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made.  Actual results could differ materially from those contained in or implied by such forward-looking statements as a result of a variety of risks and uncertainties over which the Company may have no control.  These risks and uncertainties include, but are not limited to the following: the impact of competitive products and services; product and pricing demands, and market acceptance risks; potential costs associated with litigation and regulatory compliance; the Company’s ability to develop, produce and market quality products that meet customers’ needs; additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; inventory management decisions and sourcing practices; compliance with financial and other restrictive covenants in debt agreements; information technology security threats and computer crime; reliance on key customers; financial difficulties experienced by customers; the cyclical and seasonal nature of our business; the adequacy of reserves and allowances for doubtful accounts; fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise; failure of an acquisition or acquired company to achieve its plans or objectives generally; unexpected difficulties in integrating acquired businesses; the ability to retain key employees, including key employees of acquired businesses; unfavorable economic and market conditions; the results of asset impairment assessments; the ability to maintain an effective system of internal control over financial reporting; the ability to remediate any material witnesses in internal control over financial reporting; and the other risk factors that are identified herein.  You are cautioned to not place undue reliance on these forward-looking statements.  In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings the Company may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference.  The Company does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2018	2017	2018	2017

Net sales	$89,541	$92,305	$174,498	$179,771

Cost of products and services sold	69,486	66,998	133,027	130,761

Restructuring costs	376	--	531	--

Severance costs	23	--	23	--

Gross profit	19,656	25,307	40,917	49,010

Selling and administrative expenses	19,148	20,677	37,475	41,194

Impairment of goodwill	20,165	--	20,165	28,000

Transition and realignment costs	120	--	120	--

Severance costs	469	83	469	83

Restructuring costs	25	--	25	--

Operating (loss) income	(20,271)	4,547	(17,337)	(20,267)

Interest (income)	(17)	(8)	(31)	(16)

Interest expense	632	425	1,164	836

(Loss) income before income taxes	(20,886)	4,130	(18,470)	(21,087)

Income tax (benefit) expense	(5,104)	5,598	(4,437)	(3,990)

Net loss	$(15,782)	$(1,468)	$(14,033)	$(17,097)

Loss per common share (see Note 4)
Basic	$(0.61)	$(0.06)	$(0.54)	$(0.66)
Diluted	$(0.61)	$(0.06)	$(0.54)	$(0.66)

Weighted average common shares outstanding
Basic	26,083	25,858	26,058	25,824
Diluted	26,083	25,858	26,058	25,824

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	December 31,	June 30,
	2018	2018

ASSETS

Current Assets

Cash and cash equivalents	$9,563	$3,178

Accounts receivable, less allowance for doubtful accounts of $301 and $409, respectively	56,430	50,609

Inventories	54,093	50,994

Refundable income tax	1,000	1,784

Other current assets	3,936	3,516

Total current assets	125,022	110,081

Property, Plant and Equipment, at cost
Land	6,770	6,470
Buildings	35,608	35,961
Machinery and equipment	77,865	77,108
Construction in progress	1,135	1,340
	121,378	120,879
Less accumulated depreciation	(80,129)	(77,176)
Net property, plant and equipment	41,249	43,703

Goodwill	10,373	30,538

Other Intangible Assets, net	34,029	35,409

Other Long-Term Assets, net	14,405	9,786

Total assets	$225,078	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2018	2018

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$26,679	$17,927
Accrued expenses	23,730	24,272

Total current liabilities	50,409	42,199

Long-Term Debt	48,372	45,360

Other Long-Term Liabilities	1,972	2,707

Commitments and Contingencies (Note 11)	--	--

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,861,114 and 25,641,913 shares, respectively	125,200	124,104
Treasury shares, without par value	(1,561)	(2,110)
Deferred compensation plan	1,591	2,133
Retained earnings	(905)	15,124

Total shareholders’ equity	124,325	139,251

Total liabilities & shareholders’ equity	$225,078	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended
	December 31
	2018	2017
Cash Flows from Operating Activities
Net (loss)	$(14,033)	$(17,097)
Non-cash items included in net income
Depreciation and amortization	5,235	5,124
Deferred income taxes	(4,701)	(5,667)
Impairment of goodwill	20,165	28,000
Deferred compensation plan	196	224
Stock compensation expense	727	1,463
Issuance of common shares as compensation	180	156
Gain on disposition of fixed assets	(10)	(29)
Allowance for doubtful accounts	256	115
Inventory obsolescence reserve	2,043	1,033

Changes in certain assets and liabilities:
Accounts receivable	(1,142)	(10,975)
Inventories	(9,309)	313
Refundable income taxes	784	775
Accounts payable	8,704	(2,626)
Accrued expenses and other	(1,873)	(631)
Customer prepayments	406	(221)
Net cash flows provided by (used in) operating activities	7,628	(43)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,579)	(1,190)
Proceeds from sale of fixed assets	10	1,527
Net cash flows (used in) provided by investing activities	(1,569)	337

Cash Flows from Financing Activities
Payments of long-term debt	(52,066)	(48,553)
Borrowings of long-term debt	55,078	51,004
Cash dividends paid	(2,587)	(2,564)
Exercise of stock options	--	175
Purchase of treasury shares	--	(107)
Shares withheld for employee taxes	(99)	(111)
Net cash flows provided by (used in) financing activities	326	(156)

Increase in cash and cash equivalents	6,385	138

Cash and cash equivalents at beginning of period	3,178	3,039

Cash and cash equivalents at end of period	$9,563	$3,177

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2018, the results of its operations for the three and six month periods ended December 31, 2018 and 2017, and its cash flows for the six month periods ended December 31, 2018 and 2017. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2018 Annual Report on Form 10-K.  Financial information as of June 30, 2018 has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's products are highly customized. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific print graphics branding
●	Electrical components based on customer specifications
●	Digital signage and related media content

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of our revenue and cash flows. The table presents a reconciliation of the disaggregation by reportable segments.

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,318	$14,758	$111,567	$32,452
Products and services transferred over time	6,336	11,129	13,519	16,960
	$63,654	$25,887	$125,086	$49,412

Type of Product and Services
New technology products	$56,271	$2,349	$107,576	$4,751
Legacy products	6,947	18,222	16,023	34,186
Turnkey services and other	436	5,316	1,487	10,475
	$63,654	$25,887	$125,086	$49,412

New technology products include LED lighting and controls, electronic circuit boards, and digital signage solutions. Legacy products include lighting fixtures utilizing light sources other than LED technology and printed two and three dimensional graphic products. Turnkey services and other includes installation services along with shipping and handling charges.

Practical Expedients and Exemptions

●

The Company’s contracts with customers have an expected duration of one year or less, as such the Company applies the practical expedient to expense sales commissions as incurred, and have omitted disclosures on the amount of remaining performance obligations.

●	Shipping costs that are not material in context of the delivery of products are expensed as incurred.
●

The Company’s accounts receivable balance represents the Company’s unconditional right to receive payment from its customers with contracts. Payments are generally due within 30 to 90 days of completion of the performance obligation and invoicing, therefore, payments do not contain significant financing components.

●

The Company collects sales tax and other taxes concurrent with revenue-producing activities which are excluded from revenue. Shipping and handling costs are treated as fulfillment activities and included in cost of products and services sold on the Consolidated Statements of Operations.

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

(In thousands)	Balance as of June 30, 2018	Adjustments	Opening Balance as of July 1, 2018
Assets:
Accounts receivable, net	$50,609	$4,935	$55,544
Inventories, net	$50,994	$(4,167)	$46,827
Other long-term assets, net	$9,786	$(177)	$9,609
Stockholders' Equity:
Retained earnings	$15,124	$591	$15,715

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal years and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal year 2020, with early adoption permitted. The Company has an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to its financial statements. The implementation team has completed a qualitative assessment of the Company’s active leases and is compiling related data in a central repository. The Company will continue to evaluate the new standard’s impact to its financial statements.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements other than noted below.

On January 16, 2019, the Company appointed Michael C. Beck as the Company’s Senior Vice President - Operations. Mr. Beck entered into an Employment Offer Letter as of January 11, 2019 which provides that his employment with the Company shall begin on February 11, 2019. The Employment Offer Letter also defines his compensation and benefit package.

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

There was no concentration of consolidated net sales in the three and six months ended December 31, 2018 or 2017.  There was no concentration of accounts receivable at December 31, 2018 or June 30, 2018.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2018 and December 31, 2017:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2018	2017	2018	2017
Net Sales:
Lighting Segment	$63,654	$69,174	$125,086	$137,602
Graphics Segment	25,887	23,131	49,412	42,169
	$89,541	$92,305	$174,498	$179,771
Operating (Loss) Income:
Lighting Segment	$(18,452)	$5,275	$(14,602)	$(17,655)
Graphics Segment	861	2,255	3,248	3,731
Corporate and Eliminations	(2,680)	(2,983)	(5,983)	(6,343)
	$(20,271)	$4,547	$(17,337)	$(20,267)
Capital Expenditures:
Lighting Segment	$588	$499	$864	$760
Graphics Segment	249	157	515	339
Corporate and Eliminations	94	36	200	91
	$931	$692	$1,579	$1,190
Depreciation and Amortization:
Lighting Segment	$1,952	$1,885	$3,942	$3,786
Graphics Segment	397	384	792	763
Corporate and Eliminations	243	283	501	575
	$2,592	$2,552	$5,235	$5,124

	December 31, 2018	June 30, 2018
Identifiable Assets:
Lighting Segment	$152,586	$172,799
Graphics Segment	46,878	39,881
Corporate and Eliminations	25,614	16,837
	$225,078	$229,517

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2018	2017	2018	2017

Lighting Segment inter-segment net sales	$870	$992	$1,279	$1,707

Graphics Segment inter-segment net sales	$44	$1,040	$75	$1,071

The Company’s operations are located solely within North America. As a result, the geographic distribution of the Company’s net sales and long-lived assets originate within North America.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017

BASIC EARNINGS PER SHARE

Net (loss)	$(15,782)	$(1,468)	$(14,033)	$(17,097)

Weighted average shares outstanding during the period, net of treasury shares (a)	25,838	25,551	25,795	25,528
Weighted average vested restricted stock units outstanding	33	63	43	52
Weighted average shares outstanding in the Deferred Compensation Plan during the period	212	244	220	244
Weighted average shares outstanding	26,083	25,858	26,058	25,824

Basic loss per share	$(0.61)	$(0.06)	$(0.54)	$(0.66)

DILUTED EARNINGS PER SHARE

Net (loss)	$(15,782)	$(1,468)	$(14,033)	$(17,097)

Weighted average shares outstanding

Basic	26,083	25,858	26,058	25,824

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	--	--	--	--

Weighted average shares outstanding (c)	26,083	25,858	26,058	25,824

Diluted (loss) per share	$(0.61)	$(0.06)	$(0.54)	$(0.66)

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,536,732 common shares and 3,569,762 common shares for the three months ended December 31, 2018 and 2017, respectively, were not included in the computation of the three month diluted loss per share because the exercise price was greater than the average fair market value of the common shares. Additionally, options to purchase 3,356,101 common shares and 3,549,705 common shares for the six months ended at December 31, 2018 and 2017, respectively, were not included in the computation of the six month diluted loss per share because the exercise price was greater than the average fair market value of the common shares. For the three months ended and the six months ended in December 31, 2018 and December 31, 2017, the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2018	2018

Inventories:
Raw materials	$33,467	$31,795
Work-in-process	2,116	3,833
Finished goods	18,510	15,366
Total Inventories	$54,093	$50,994

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2018	2018

Accrued Expenses:
Compensation and benefits	$6,842	$9,394
Customer prepayments	1,476	1,070
Accrued sales commissions	1,702	2,274
Accrued warranty	7,136	6,876
Other accrued expenses	6,574	4,658
Total Accrued Expenses	$23,730	$24,272

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment.  The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level.  The estimation of the fair value of reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate.  The estimates of the fair value of reporting units are based on the best information available as of the date of the assessment.  The fair value measurements of the reporting units are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined by ASC 820 “Fair Value Measurements.”  The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.  Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.  Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

A sustained and significant decline in the Company’s stock price in the second quarter of fiscal 2019 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of December 31, 2018. In accordance with ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which was adopted in a prior period, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $20,165,000.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of June 30, 2018	$29,373	$1,165	$30,538

Goodwill Impairment	$(20,165)	$--	$(20,165)

Balance as of December 31, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of December 31, 2018	$9,208	$1,165	$10,373

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

	December 31, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$11,040	$24,523
Patents	338	231	107
LED technology firmware, software	16,066	12,083	3,983
Trade name	2,658	664	1,994

Total Amortized Intangible Assets	54,625	24,018	30,607

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422
Total Other Intangible Assets	$58,047	$24,018	$34,029

	June 30, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,011	$25,552
Patents	338	217	121
LED technology firmware, software	16,066	11,801	4,265
Trade name	2,658	609	2,049
Total Amortized Intangible Assets	54,625	22,638	31,987

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$22,638	$35,409

Amortization expense for intangible assets was $689,000 and $690,000 for the three months ended December 31, 2018 and 2017, respectively, and $1,380 and $1,380 for the six months ended December 31, 2018 and 2017, respectively. Future amortization expense (in thousands) associated with these intangible assets is expected to be $2,761 in 2019, $2,687 in 2020, $2,682 in 2021, $2,460 in 2022, $2,412 in 2023, and $18,985 after 2023.

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2017, the Company amended its secured line of credit to a $100 million facility. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option.  The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the third quarter. The fee on the unused balance of the $100 million committed line of credit is 20 basis points.  Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of December 31, 2018, there was $48.4 million borrowed against the line of credit, and $51.6 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of December 31, 2018.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2,587,000 and $2,564,000 in the six months ended December 31, 2018 and 2017, respectively. Dividends on restricted stock units in the amount of $34,631 and $38,463 were accrued as of December 31, 2018 and 2017, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 12, 2019 to shareholders of record as of February 4, 2019. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Six Months Ended December 31
	2018	2017
Cash payments:
Interest	$1,133	$767
Income taxes	$3	$1,232

Non-cash investing and finance activities:
Issuance of common shares as compensation	$180	$156
Issuance of common shares to fund deferred compensation plan	$190	$261

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2018, there were no standby letter of credit agreements.

NOTE 12 – SEVERANCE COSTS

The Company recorded severance expense of $492,000 and $83,000 in the six months ended December 31, 2018 and 2017, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 13.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six	Six	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	December 31,	December 31,	June 30,
	2018	2017	2018

Balance at beginning of the period	$1,772	$235	$235
Accrual of expense	492	83	1,900
Payments	(549)	(218)	(363)
Adjustments	--	(14)	--
Balance at end of the period	$1,715	$86	$1,772

Of the total $1,715,000 severance reserve reported as of December 31, 2018, $869,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $846,000 has been classified as a long-term liability.

NOTE 13 – RESTRUCTURING COSTS

On October 29, 2018, the Company announced plans to close its lighting facility in New Windsor, New York. The closure is part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The Company will move production to its other existing facilities. The closure will allow the Company to improve utilization of existing manufacturing capacity, and will generate annual savings of approximately $4.0 million. The Company will record an estimated range of restructuring costs of $0.8 million to $1.5 million mostly over the next two quarters and up until the time the facility is ultimately sold.  The transfer of production is expected to be completed by June 30, 2019. As of December 31, 2018, the Company has incurred restructuring costs of $401,000 related to the closure of the New Windsor facility. The Company also incurred $919,000 of expense to write-down inventory which is not included in the tables below.

In the first quarter of fiscal 2019, management approved the closure of its 12,000 square foot leased facility in Hawthorne, California. The facility was used as a warehouse and for light assembly of light fixtures. The Company has moved the light assembly to its Blue Ash, Ohio facility. The restructuring charges consist primarily of transportation costs to move inventory to Blue Ash, the impairment of equipment, costs to restore the leased facility, and severance benefits. As of December 31, 2018, the Company has incurred restructuring costs of $155,000 related to the closure of the Hawthorne facility. The Company also incurred $148,000 of expense to write-down inventory which is a re-valuation of the previous estimate and which is not included in the tables below.

The following table presents information about restructuring costs for the periods indicated:

	Three	Six Months	Three	Six Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	December 31,	December 31,	December 31,	December 31,
	2018	2018	2017	2017

Severance and other termination benefits	$202	$221	$--	$--
Facility repairs	7	47	--	--
Impairment of fixed assets and accelerated depreciation	185	228	--	--
Other restructuring costs	7	60	--	--
Total	$401	$556	$--	$--

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Six Months Ended
(In thousands)	December 31	December 31
	2018	2018

Cost of Goods Sold	$376	$531
Operating Expenses	25	25
Total	$401	$556

Additionally, the above tables do not include expense of $632,000 and $1,067,000 recorded during the three months ended and during the six months ended December 31, 2018, respectively, related to the write-down of inventory included as cost of sales as part of facility closures.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2018	Restructuring Expense	Payments	Adjustments	Balance as of December 31, 2018

Severance and termination benefits	$--	$221	$(21)	$--	$200
Facility Repairs	--	47	(8)	--	39
Other restructuring costs	--	60	(52)	--	8
Total	$--	$328	$(81)	$--	$247

The above table does not include fixed asset impairment and accelerated depreciation expense of $228,000 recorded in the first six months of fiscal 2019.

Refer to Note 12 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 14 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. In the second quarter of fiscal 2019, a deferred tax asset of $4.8 million was created as a result of the impairment of goodwill in the Lighting reporting unit. In the first quarter of fiscal 2018, a deferred tax asset of $10.7 million was created as a result of the impairment of goodwill in the Lighting reporting unit.

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	23.0%	28.9%	23.0%	28.9%
Enactment of tax law changes	--	111.2	--	(22.2)
Uncertain tax positions	0.8	(4.8)	0.8	0.5
Difference between deferred and current tax rate related to the impairment of goodwill	0.6	--	0.7	12.1
Tax impact related to share based compensation	--	0.3	(0.5)	(0.4)
Effective tax rate	24.4%	135.6%	24.0%	18.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017

Lighting Segment	$63,654	$69,174	$125,086	$137,602
Graphics Segment	25,887	23,131	49,412	42,169
	$89,541	$92,305	$174,498	$179,771

Operating (Loss) Income by Business Segment
(In thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017

Lighting Segment	$(18,452)	$5,275	$(14,602)	$(17,655)
Graphics Segment	861	2,255	3,248	3,731
Corporate and Eliminations	(2,680)	(2,983)	(5,983)	(6,343)
	$(20,271)	$4,547	$(17,337)	$(20,267)

Summary Comments

We are in the business of designing, manufacturing and marketing lighting, graphics and technology solutions for both indoor and outdoor applications. Historically, sales of our products have been subject to cyclical variations caused by competitive pressures that affect selling prices, changes in general economic conditions, and other factors. Our operating results in the fiscal 2019 second quarter reflect the continued softness and competitiveness in both our project and stock and flow markets, a shift in focus to pursue higher value-add customer opportunities, a mix of new larger customers, a shift in product mix, and pricing below prior year levels for the quarter driven by select price moves in key vertical markets and meeting specific competitive levels. This combination of factors resulted in lower gross margins and operating earnings compared to prior year. The cyclical nature of our business could continue to adversely affect our liquidity and financial results.

Fiscal 2019 second quarter net sales of $89,541,000 decreased $2.8 million or 3% as compared to second quarter fiscal 2018 net sales of $92,305,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $2.8 million or 12%) more than offset by decreased net sales of the Lighting Segment (down $5.5 million or 8%).

Fiscal 2019 first half net sales of $174,498,000 decreased $5.3 million or 3% as compared to first half fiscal 2018 net sales of $179,771,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $7.2 million or 17%) more than offset by decreased net sales of the Lighting Segment (down $12.5 million or 9%).

Fiscal 2019 second quarter operating loss of $(20.3) million represents a $24.8 million change from operating income of $4.6 million in the second quarter of fiscal 2018. The $24.8 million change from operating income in fiscal 2018 to an operating loss in fiscal 2019 was mostly the result of a pre-tax $20.2 million goodwill impairment charge in the Lighting Segment in the second quarter of fiscal 2019. Adjusted fiscal 2019 second quarter operating income of $1.5 million decreased $3.1 million or 66% from adjusted fiscal 2018 operating income of $4.6 million. Refer to “Non-GAAP Financial Measures” below. The decrease in adjusted operating income was the result of decreased net sales and decreased gross profit slightly offset by a decrease in selling and administrative expenses.

Fiscal 2019 first half operating loss of $(17.3) million represents a $2.9 million improvement from an operating loss of $(20.3) million in the first half of fiscal 2018. Both fiscal years recorded goodwill impairment charges in the Lighting Segment. There was a $20.2 million goodwill impairment charge in fiscal 2019 and a $28 million goodwill impairment charge in fiscal 2018. Adjusted first half fiscal 2019 operating income of $5.1 million decreased $2.8 million or 35% from adjusted fiscal 2018 operating income of $7.8 million. Refer to “Non-GAAP Financial Measures” below. The decrease in adjusted operating income was the result of decreased net sales and decreased gross profit slightly offset by a decrease in selling and administrative expenses. Also contributing to the period-over-period results is a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment, severance costs, transition and re-alignment costs, and restructuring and plant closure costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Second Quarter
	FY 2019	FY 2018
Reconciliation of operating (loss) income to adjusted operating income:

Operating (loss) income as reported	$(20,271)	$4,547

Adjustment for goodwill impairment	20,165	--

Adjustment for severance cost	492	83

Adjustment for transition and re-alignment costs	120	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	1,033	--

Adjusted operating income	$1,539	$4,630

(in thousands, except per share data; unaudited)	Second Quarter
	FY 2019		Diluted EPS	FY 2018		Diluted EPS
Reconciliation of net loss to adjusted net income:

Net (loss) and (loss) per share as reported	$(15,782)		$(0.61)	$(1,468)		$(0.06)

Adjustment for goodwill impairment, inclusive of the income tax effect	15,361	(1)	0.60	--		--

Adjustment for severance costs, inclusive of the income tax effect	385	(2)	0.01	59	(5)	--

Adjustment for transition and re-alignment costs, inclusive of the income tax effect	94	(3)	--	--		--

Tax impact from the reduction of the deferred tax assets	--		--	4,676		0.18

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	817	(4)	0.03	--		--

Adjusted net income and earnings per share	$875		$0.03	$3,267		$0.12

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 4,804

(2) 107

(3) 26

(4) 216

(5) 24

(in thousands, unaudited)	First Half
	FY 2019	FY 2018
Reconciliation of operating loss to adjusted operating income:

Operating (loss) as reported	$(17,337)	$(20,267)

Adjustment for goodwill impairment	20,165	28,000

Adjustment for severance cost	492	83

Adjustment for transition and re-alignment costs	120	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	1,623	--

Adjusted operating income	$5,063	$7,816

(in thousands, except per share data; unaudited)	First Half
	FY 2019		Diluted EPS	FY 2018		Diluted EPS
Reconciliation of net loss to adjusted net income:

Net (loss) and (loss) per share as reported	$(14,033)		$(0.54)	$(17,097)		$(0.66)

Adjustment for goodwill impairment, inclusive of the income tax effect	15,361	(1)	0.60	17,361	(5)	0.67

Adjustment for severance costs, inclusive of the income tax effect	385	(2)	0.01	59	(6)	--

Adjustment for transition and re-alignment costs, inclusive of the income tax effect	94	(3)	--	--		--

Tax impact from the reduction of the deferred tax assets	--		--	4,676		0.18

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	1,271	(4)	0.05	--		--

Adjusted net income and earnings per share	$3,078		$0.12	$5,001		$0.19

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 4,804

(2) 107

(3) 26

(4) 352

(5) 10,639

(6) 24

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

Lighting Segment

(In thousands)	Three Months Ended
	December 31
	2018	2017

Net Sales	$63,654	$69,174
Gross Profit	$4,742	$19,259
Operating (Loss) Income	$(18,452)	$5,275

Lighting Segment net sales of $63,654,000 in the second quarter of fiscal 2019 decreased 8% from fiscal 2018 same period net sales of $69,174,000. The 8% drop in sales is attributed to continued softness and competitiveness in the Company’s project and stock and flow markets.

Gross profit of $14,742,000 in the second quarter of fiscal 2019 decreased $4.5 million or 23% from the same period of fiscal 2018, and decreased from 27.4% to 22.8% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its New Windsor, New York facility of $1,008,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives.

Selling and administrative expenses of $33,194,000 in the second quarter of fiscal year 2019 increased $19.2 million from the same period of fiscal 2018 selling and administrative expenses of $13,984,000, primarily due to the $20.2 million goodwill impairment charge in the second quarter of fiscal 2019. When the goodwill impairment charge is removed from fiscal 2019 results, there was a $1.0 million or 7% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense due to lower sales volume.

The Lighting Segment second quarter fiscal 2019 operating loss of $(18,452,000) decreased $23.7 million from operating income of $5,275,000 in the same period of fiscal 2018 primarily due to a $20.2 million pre-tax goodwill impairment charge. When the impact of the goodwill charge and the restructuring and plant closure costs of $1,033,000 ($1,008,000 in cost of sales and $25,000 in selling and administrative expenses) are removed from the fiscal 2019 results, fiscal 2019 adjusted operating income of $2,929,000 was $2.3 million lower than fiscal 2018 adjusted operating income of $5,275,000. The reduction in sales volume and gross profit was partially offset by lower selling and administrative expenses.

Graphics Segment

(In thousands)	Three Months Ended
	December 31
	2018	2017

Net Sales	$25,887	$23,131
Gross Profit	$4,927	$6,046
Operating Income	$861	$2,255

Graphics Segment net sales of $25,887,000 in the second quarter of fiscal 2019 increased $2.8 million or 12% from fiscal 2018 same period net sales of $23,131,000. Most of the increase in sales is from growth in sales to the Petroleum market.

Gross profit of $4,927,000 in the second quarter of fiscal 2019 decreased $1.1 million or 19% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 25% in the second quarter of fiscal 2018 to 19% in the second quarter of fiscal 2019. The reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects, with lengthy life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over its life cycle.

Selling and administrative expenses of $4,066,000 in the second quarter of fiscal 2019 increased $0.3 million or 7% from the same period of fiscal 2018 primarily as a result of an increase in outside service expense and bad debt expense.

The Graphics Segment second quarter fiscal 2019 operating income of $861,000 decreased $1.4 million or 62% from operating income of $2,255,000 in the same period of fiscal 2018. The decrease of $1.4 million was primarily the net result of a shift in customer mix on higher sales and an increase in selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Three Months Ended
	December 31
	2018	2017
Gross (Loss) Profit	$(13)	$2
Operating (Loss)	$(2,680)	$(2,983)

The gross (loss) profit relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,667,000 in the second quarter of fiscal 2019 decreased $0.3 million from the same period of the prior year. The change is primarily the result of a reduction in wage and benefit expense partially offset by an increase in legal and professional fees.

Consolidated Results

The Company reported $615,000 net interest expense in the second quarter of fiscal 2019 compared to $417,000 net interest expense in the second quarter of fiscal 2018. The change in interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit and higher commitment fees on its unused portion of the line of credit.

The $5,104,000 income tax benefit in the second quarter of fiscal 2019 represents a consolidated effective tax rate of 24.4%, which is slightly higher than the expected annual rate of 23% due to the goodwill impairment. The second quarter FY 2018 effective tax rate of 135.6% and income tax expense of $5,598,000 was caused by a $4.7 million re-valuation of the Company’s deferred tax assets for the US tax rate change on the enactment date of the Tax Cut and Jobs Act in the quarter.

The Company reported a net loss of $(15,782,000) in the second quarter of fiscal 2019 compared to net loss of $(1,468,000) in the same period of the prior year. The change in the net loss in fiscal 2018 to the net loss in the second quarter of fiscal 2019 is mostly driven by the $20.2 million goodwill impairment charge in the second quarter of fiscal 2019 with no comparable charge in the second quarter of fiscal 2018. Also contributing to the quarter-over-quarter change is a $4.7 million charge in the second quarter of fiscal 2018 related to the re-valuation of the Company’s deferred tax assets with no comparable charge in fiscal 2019. To a lesser degree, there were other non-GAAP charges in both fiscal years besides the goodwill impairment and the re-valuation of the deferred tax assets impacting the comparable quarter-over-quarter results (refer to the non-GAAP tables above.) When the impact of all non-GAAP charges is removed from both fiscal years, the fiscal 2019 adjusted net income of $875,000 decreased $2.4 million from fiscal 2018 adjusted net income of $3,267,000. The change in adjusted net income is primarily the net result of decreased net sales, decreased gross profit, decreased selling and administrative expenses, increased interest expense, and a lower tax rate. Diluted loss per share of $(0.61) was reported in the second quarter of fiscal 2019 as compared to $(0.06) diluted loss per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the second quarter of fiscal 2019 were 26,083,000 shares as compared to 25,858,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2018 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2017

Lighting Segment

(In thousands)	Six Months Ended
	December 31
	2018	2017

Net Sales	$125,086	$137,602
Gross Profit	$30,217	$37,932
Operating (Loss)	$(14,602)	$(17,655)

Lighting Segment net sales of $125,086,000 in the second half of fiscal 2019 decreased 9% from fiscal 2018 same period net sales of $137,602,000. The 9% drop in sales is attributed to continued softness and competitiveness in the Company’s project and stock and flow markets.

Gross profit of $30,217,000 in the first half of fiscal 2019 decreased $7.7 million or 20% from the same period of fiscal 2018 and decreased from 27.2% to 23.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its Hawthorne, California and New Windsor, New York facilities of $1,598,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives.

Selling and administrative expenses of $44,819,000 in the first half of fiscal year 2019 decreased $10.8 million from the same period of fiscal 2018 selling and administrative expenses of $55,587,000, primarily due to the $20.2 million and $28 million goodwill impairment charges in the first half of fiscal 2019 and fiscal 2018 respectively. When the goodwill impairment charges are removed from both fiscal year results, there was a $2.9 million or 12% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense which is due to lower sales volume.

The Lighting Segment first half fiscal 2019 operating loss of $(14,602,000) increased $3.1 million from an operating loss of $(17,655,000) in the same period of fiscal 2018 primarily due to a $20.2 million pre-tax goodwill impairment charge in fiscal 2019 compared to a $28 million pre-tax goodwill impairment charge in fiscal 2018. When the goodwill impairment charges and the restructuring charges of $1,623,000 ($1,598,000 in cost of sales and $25,000 in selling and administrative expenses) are removed from both fiscal years, fiscal 2019 adjusted operating income of $7,369,000 was $3.0 million lower than fiscal 2018 adjusted operating income of $10,345,000. The reduction in sales volume and gross profit was partially offset by lower selling and administrative expenses.

Graphics Segment

(In thousands)	Six Months Ended
	December 31
	2018	2017

Net Sales	$49,412	$42,169
Gross Profit	$10,709	$11,109
Operating Income	$3,248	$3,731

Graphics Segment net sales of $49,412,000 in the first half of fiscal 2019 increased $7.2 million or 17% from fiscal 2018 same period net sales of $42,169,000. Most of the increase in sales is from growth in sales to the Petroleum and Quick Service Restaurant markets including digital technology.

Gross profit of $10,709,000 in the first half of fiscal 2019 decreased $0.4 million or 4% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 25.7% in the second quarter of fiscal 2018 to 21.6% in the first half of fiscal 2019. The reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects, with lengthy life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over its life cycle.

Selling and administrative expenses of $7,461,000 in the first half of fiscal 2019 increased $0.1 million or 1% from the same period of fiscal 2018. A reduction in wage and benefit was offset by an increase in bad debt expense and outside service expense.

The Graphics Segment first half fiscal 2019 operating income of $3,248,000 decreased $0.5 million or 13% from operating income of $3,731,000 in the same period of fiscal 2018. The decrease of $0.5 million was primarily the net result of a shift in customer mix on higher sales and a modest increase in selling and administrative expenses.

Corporate and Eliminations

(In thousands)	Six Months Ended
	December 31
	2018	2017
Gross (Loss)	$(9)	$(31)
Operating (Loss)	$(5,983)	$(6,343)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $5,974,000 in the first half of fiscal 2019 decreased $0.3 million from the same period of the prior year. The change is primarily the result of a reduction in wage and benefit expense partially offset by an increase in legal and professional fees.

Consolidated Results

The Company reported $1,133,000 net interest expense in the first half of fiscal 2019 compared to $820,000 net interest expense in the first half of fiscal 2019. The change in interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit and higher commitment fees on its unused portion of the line of credit.

The $4,437,000 income tax benefit in the first half of fiscal 2019 represents a consolidated effective tax rate of 24.0%, which is slightly higher than the expected annual rate of 23% due to the goodwill impairment. The first half  FY 2018 effective tax rate of 18.9% and income tax benefit of $3,990,000 was most notably influenced by the first quarter goodwill impairment partially offset by a $4.7 million re-valuation of the Company’s deferred tax assets for the US tax rate change on the enactment date of the Tax Cut and Jobs Act.

The Company reported a net loss of $(14,033,000) in the first half of fiscal 2019 compared to net loss of $(17,097,000) in the same period of the prior year. The change from the net loss in fiscal 2018 to the net loss in the second half of fiscal 2019 is mostly driven by the $20.2 million and the $28 million goodwill impairment charges in the first of fiscal 2019 and fiscal 2018, respectively. Also contributing to the year-over-year change is a $4.7 million charge in the first half of fiscal 2018 related to the re-valuation of the Company’s deferred tax assets with no comparable charge in fiscal 2019. To a lesser degree, there were other non-GAAP charges in both fiscal years besides the goodwill impairment and the re-valuation of the deferred tax assets impacting the comparable year-over-year results. (Refer to the non-GAAP tables above.) When the impact of all non-GAAP charges is removed from both fiscal years, the fiscal 2019 adjusted net income of $3,078,000 decreased $1.9 million from fiscal 2018 adjusted net income of $5,001,000. The change in adjusted net income is primarily the net result of decreased net sales, decreased gross profit, decreased selling and administrative expenses, increased interest expense, and a larger tax benefit. Diluted loss per share of $(0.54) was reported in the first half of fiscal 2019 as compared to $(0.66) diluted loss per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2019 were 26,058,000 shares as compared to 25,824,000 shares in the same period last year.

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

At December 31, 2018, the Company had working capital of $74.8 million, compared to $67.9 million at June 30, 2018.  The ratio of current assets to current liabilities was 2.49 to 1 as compared to a ratio of 2.61 to 1 at June 30, 2018.  The $6.9 million increase in working capital from June 30, 2018 to December 31, 2018 was primarily related to the net effect of increased cash and cash equivalents ($6.4 million), increased net accounts receivable ($5.8 million), increased net inventory ($3.1 million), an increase in accrued expenses ($0.7 million), a decrease in refundable income taxes ($0.8 million), and an increase in accounts payable ($8.8 million). Of the $5.8 million increase in accounts receivable, $5.3 million is attributed to the adoption of the new revenue guidance. The Company proactively manages its working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $7.6 million of cash from operating activities in the first half of fiscal 2019 as compared to a use of cash of $43,000 in the same period of the prior year. This $7.7 million increase in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts payable (favorable change of $11.3 million), a smaller increase in net accounts receivable (favorable change of $9.8 million), an increase rather than a decrease in net inventory (unfavorable change of $9.6 million), a greater decrease in accrued expenses and other (unfavorable change of $1.2 million), and an improvement in net loss from fiscal 2018 to fiscal 2019 more than offset by several non-cash add-backs to the net loss in both fiscal years (unfavorable change of $3.3 million).

Net accounts receivable were $56.4 million and $50.6 million at December 31, 2018 and June 30, 2018, respectively. DSO was 53 days at December 31, 2018 and June 30, 2018. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $54.1 million at December 31, 2018 increased $3.1 million from $51.0 million at June 30, 2018. The increase of $3.1 million is the result of an increase in gross inventory of $3.8 million and an increase in obsolescence reserves of $0.7 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increased 4.8 million in the first half of fiscal 2019 in the Graphics Segment which was partially offset by a decrease in net inventory in the Lighting Segment of $1.7 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $100 million revolving line of credit with its bank, with $48.4 million of the credit line available as of January 28, 2019. This line of credit is a $100 million five-year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $100 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2019 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $1.6 million related to investing activities in the first half of fiscal 2019 as compared to a source of $0.3 million in the same period of the prior year, resulting in an unfavorable change of $1.9 million. Capital expenditures for the first half of fiscal 2019 increased $0.4 million to $1.6 million from the same period in fiscal 2018. The Company sold its Woonsocket manufacturing facility for $1.5 million in the first half of fiscal 2018 which contributed to the change in cash flow from investing activities from fiscal 2018 to fiscal 2019.

The Company had a $0.3 million source of cash related to financing activities in the first half of fiscal 2019 compared to a use of cash of $0.2 million in the first half of fiscal 2018. The $0.5 million favorable change in cash flow was primarily the net result of borrowings in excess of payments of long-term debt.

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

Cash Dividends

In January 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 12, 2019 to shareholders of record as of February 4, 2019. The indicated annual cash dividend rate for fiscal 2019 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2018 Annual Report on Form 10-K.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company has an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to its financial statements. The implementation team has completed a qualitative assessment of the Company’s active leases and is compiling related data in a central repository. The Company will continue to evaluate the new standard’s impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2018.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the first six months ended December 31, 2018, the Company enacted additional controls related to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following risk factor is added to the risk factors included in Item 1A of Part I of the Company’s Annual Report on Form 10-K:

Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital.

The market price of our common stock has experienced a significant decline from which it has not fully recovered. During the last twelve months, the sales price of our common stock, as reported on the Nasdaq Global Select Market, declined from a high of $8.69 in February 2018 to a low of $3.17 on January 30, 2019. Most recently, on February 1, 2019, the market price of our common stock, as reported on the Nasdaq Global Select Market, closed at a price of $3.20 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in the first half of fiscal 2019, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.  EXHIBITS

Exhibits:

10.1	LSI Industries Inc. Employment Offer Letter with Michael C. Beck dated January 11, 2019 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 16, 2019)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

LSI Industries Inc.

	By:	/s/ James A. Clark
James A. Clark
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ James E. Galeese
James E. Galeese
Executive President and Chief Financial Officer
(Principal Financial Officer)
February 6, 2019