Form 10-Q
period 2019-03-31
LSI INDUSTRIES INC
filed 2019-05-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)

(513) 793-3200
Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Emerging growth company [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

As of April 30, 2019 there were 25,937,670 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “targets,” “hopes,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “may,” “will,” “see,” “should” and similar expressions and the negative versions of those words, and by the context in which they are used.  Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made.  Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that LSI expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance. Forward-looking statements are based on LSI’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond LSI’s control. These risks and uncertainties include, but are not limited to the following: the impact of competitive products and services; product and pricing demands, and market acceptance risks; potential costs associated with litigation and regulatory compliance; LSI’s ability to develop, produce and market quality products that meet customers’ needs; additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; inventory management decisions and sourcing practices; compliance with financial and other restrictive covenants in debt agreements; information technology security threats and computer crime; reliance on key customers; financial difficulties experienced by customers; the cyclical and seasonal nature of our business; the adequacy of reserves and allowances for doubtful accounts; fluctuations in operating results or costs whether as a result of uncertainties inherent in tax and accounting matters or otherwise; failure of an acquisition or acquired company to achieve its plans or objectives generally; unexpected difficulties in integrating acquired businesses; the ability to retain key employees, including key employees of acquired businesses; unfavorable economic and market conditions; the results of asset impairment assessments; the ability to maintain an effective system of internal control over financial reporting; the ability to remediate any material weakness in internal control over financial reporting; and the other risk factors LSI describes from time to time in SEC filings, such as reliance on third party manufacturers and suppliers, litigation or other proceedings, government regulation, and stock price volatility.  You are cautioned to not place undue reliance on these forward-looking statements. LSI does not guarantee any forward-looking statement, and actual results may differ materially from those projected. In addition to the factors described in this paragraph, the risk factors identified in our Form 10-K and other filings LSI may make with the SEC constitute risks and uncertainties that may affect the financial performance of the Company and are incorporated herein by reference.  LSI does not undertake and hereby disclaims any duty to update any forward-looking statements to reflect subsequent events or circumstances.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2019	2018	2019	2018

Net sales	$72,832	$78,843	$247,330	$258,614

Cost of products and services sold	57,180	58,925	190,207	189,686

Restructuring costs	261	--	792	--

Severance costs	54	--	77	--

Gross profit	15,337	19,918	56,254	68,928

Selling and administrative expenses	17,515	19,175	54,990	60,452

Impairment of goodwill	--	--	20,165	28,000

Severance (gain) costs	(12)	--	457	--

Transition and realignment costs	--	--	120	--

Restructuring costs	107	--	132	--

Operating (loss) income	(2,273)	743	(19,610)	(19,524)

Interest (income)	(6)	(8)	(37)	(24)

Interest expense	585	408	1,749	1,244

Other expense	183	--	183	--

(Loss) income before income taxes	(3,035)	343	(21,505)	(20,744)

Income tax expense (benefit)	133	123	(4,304)	(3,867)

Net (loss) income	$(3,168)	$220	$(17,201)	$(16,877)

(Loss) Earnings per common share (see Note 4)
Basic	$(0.12)	$0.01	$(0.66)	$(0.65)
Diluted	$(0.12)	$0.01	$(0.66)	$(0.65)

Weighted average common shares outstanding
Basic	26,132	25,875	26,083	25,835
Diluted	26,132	26,437	26,083	25,835

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31,	June 30,
	2019	2018

ASSETS

Current Assets

Cash and cash equivalents	$1,686	$3,178

Accounts receivable, less allowance for doubtful accounts of $568 and $409, respectively	52,137	50,609

Inventories	51,621	50,994

Refundable income tax	1,461	1,784

Other current assets	4,155	3,516

Total current assets	111,060	110,081

Property, Plant and Equipment, at cost
Land	6,770	6,470
Buildings	35,618	35,961
Machinery and equipment	76,677	77,108
Construction in progress	1,311	1,340
	120,376	120,879
Less accumulated depreciation	(80,258)	(77,176)
Net property, plant and equipment	40,118	43,703

Goodwill	10,373	30,538

Other Intangible Assets, net	33,337	35,409

Other Long-Term Assets, net	13,807	9,786

Total assets	$208,695	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2019	2018

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$20,631	$17,927
Accrued expenses	22,169	24,272

Total current liabilities	42,800	42,199

Long-Term Debt	43,812	45,360

Other Long-Term Liabilities	1,844	2,707

Commitments and Contingencies (Note 11)	--	--

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	--	--
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,894,306 and 25,641,913 shares, respectively	125,577	124,104
Treasury shares, without par value	(1,629)	(2,110)
Deferred compensation plan	1,659	2,133
Retained (loss) earnings	(5,368)	15,124

Total shareholders’ equity	120,239	139,251

Total liabilities & shareholders’ equity	$208,695	$229,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Common Shares		Treasury Shares		Deferred Compensation	Retained	Total
	Number of Shares	Amount	Number of Shares	Amount	Plan Amount	(Loss) Earnings	Shareholders' Equity

Balance at June 30, 2017	25,687	$120,059	(258)	$(2,457)	$2,657	$39,819	$160,078

Net (loss)	—	—	—	—	—	(16,877)	(16,877)
Stock compensation awards	31	234	—	—	—	—	234
Restricted stock units issued	39	—	—	—	—	—	—
Shares issued for deferred compensation	54	354	—	—	—	—	354
Activity of treasury shares, net	—	—	28	412	—	—	412
Deferred stock compensation	—	—	—	—	(543)	—	(543)
Stock-based compensation expense	—	1,754	—	—	—	—	1,754
Stock options exercised, net	43	262	—	—	—	—	262
Dividends — $0.20 per share	—	—	—	—	—	(3,845)	(3,845)

Balance at March 31, 2018	25,854	$122,663	(230)	$(2,045)	$2,114	$19,097	$141,829

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	$15,124	$139,251

Net (loss)	—	—	—	—	—	(17,201)	(17,201)
Stock compensation awards	70	265	—	—	—	—	265
Restricted stock units issued	98	—	—	—	—	—	—
Shares issued for deferred compensation	65	257	—	—	—	—	257
Activity of treasury shares, net	—	—	19	481	—	—	481
Deferred stock compensation	—	—	—	—	(474)	—	(474)
Stock-based compensation expense	—	951	—	—	—	—	951
Dividends — $0.20 per share	—	—	—	—	—	(3,882)	(3,882)
Cumulative effect of adoption of accounting guidance (Note 2)	—	—	—	—	—	591	591

Balance at March 31, 2019	26,117	$125,577	(223)	$(1,629)	$1,659	$(5,368)	$120,239

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	March 31
	2019	2018
Cash Flows from Operating Activities
Net (loss)	$(17,201)	$(16,877)
Non-cash items included in net income
Depreciation and amortization	7,787	7,640
Deferred income taxes	(4,077)	(5,650)
Impairment of goodwill	20,165	28,000
Deferred compensation plan	264	332
Stock compensation expense	951	1,754
Issuance of common shares as compensation	265	234
Gain on disposition of fixed assets	(22)	(28)
Allowance for doubtful accounts	505	144
Inventory obsolescence reserve	2,574	1,762

Changes in certain assets and liabilities:
Accounts receivable	2,902	(793)
Inventories	(7,368)	(3,441)
Refundable income taxes	323	435
Accounts payable	2,705	(3,077)
Accrued expenses and other	(4,373)	(3,121)
Customer prepayments	985	575
Net cash flows provided by operating activities	6,385	7,889

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,348)	(2,178)
Proceeds from sale of fixed assets	--	1,526
Net cash (used in) investing activities	(2,348)	(652)

Cash Flows from Financing Activities
Payments of long-term debt	(89,489)	(77,817)
Borrowings of long-term debt	87,941	73,408
Cash dividends paid	(3,882)	(3,845)
Exercise of stock options	--	262
Purchase of treasury shares	--	(107)
Shares withheld for employee taxes	(99)	(122)
Net cash (used in) financing activities	(5,529)	(8,221)

Decrease in cash and cash equivalents	(1,492)	(984)

Cash and cash equivalents at beginning of period	3,178	3,039

Cash and cash equivalents at end of period	$1,686	$2,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2019 the results of its operations for the three and nine month periods ended March 31, 2019 and 2018, and its cash flows for the nine month periods ended March 31, 2019 and 2018. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2018 Annual Report on Form 10-K. Financial information as of June 30, 2018 has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's products are highly customized. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific branded print graphics
●	Electrical components based on customer specifications
●	Digital signage and related media content

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

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2019		March 31, 2019
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$46,364	$10,339	$157,931	$42,790
Products and services transferred over time	6,421	9,708	19,940	26,669
	$52,785	$20,047	$177,871	$69,459

Type of Product and Services
Current technology products	$46,195	$4,427	$153,771	$9,178
Legacy products	6,133	11,160	22,156	45,346
Turnkey services and other	457	4,460	1,944	14,935
	$52,785	$20,047	$177,871	$69,459

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

Foreign Exchange:

Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported.

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
Shareholders' Equity:
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

In April 2019, the Company announced that it entered into a definitive agreement to sell its manufacturing facility in New Windsor, New York. Under the terms of the agreement, the Company will receive approximately $12 million of gross proceeds related to the sale and expects to report a gain between $3 million to $5.5 million. The transaction is expected to close on or before June 30, 2019 subject to the final approval from the New Windsor town officials.

On April 9, 2019, Howard E. Japlon, Executive Vice President, Human Resources & General Counsel of LSI, notified LSI of his resignation from his position with LSI to pursue opportunities in the Chicago, Illinois area. Also, effective April 12, 2019 Jeffrey Croskey, Chief Commercial Officer, resigned from his position with LSI to pursue other opportunities.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation within the cash flows from operating activities section and cash flows from financing activities section of the statement of cash flows. These reclassifications have no impact on net income or earnings per share.

NOTE 3 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s two operating segments are Lighting and Graphics, with one executive team under the organizational structure reporting directly to the CODM with responsibilities for managing each segment. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also reported in the segment information.

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, automotive dealerships, quick-service restaurants, grocery and pharmacy store, and retail/national accounts. The Company also services lighting product customers through the commercial industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies used to manufacture certain LED light fixtures and sold directly to customers.

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

There was no concentration of consolidated net sales in the three and nine months ended March 31, 2019 and 2018. There was no concentration of accounts receivable at March 31, 2019 or June 30, 2018.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2019 and March 31, 2018:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2019	2018	2019	2018
Net Sales:
Lighting Segment	$52,785	$61,554	$177,871	$199,156
Graphics Segment	20,047	17,289	69,459	59,458
	$72,832	$78,843	$247,330	$258,614

Operating (Loss) Income:
Lighting Segment	$691	$2,982	$(13,911)	$(14,673)
Graphics Segment	(898)	415	2,350	4,146
Corporate and Eliminations	(2,066)	(2,654)	(8,049)	(8,997)
	$(2,273)	$743	$(19,610)	$(19,524)

Capital Expenditures:
Lighting Segment	$769	$671	$1,633	$1,431
Graphics Segment	--	300	515	639
Corporate and Eliminations	--	17	200	108
	$769	$988	$2,348	$2,178

Depreciation and Amortization:
Lighting Segment	$1,925	$1,865	$5,867	$5,651
Graphics Segment	391	378	1,183	1,141
Corporate and Eliminations	236	273	737	848
	$2,552	$2,516	$7,787	$7,640

	March 31, 2019	June 30, 2018
Identifiable Assets:
Lighting Segment	$143,729	$172,799
Graphics Segment	43,674	39,881
Corporate and Eliminations	21,292	16,837
	$208,695	$229,517

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2019	2018	2019	2018

Lighting Segment inter-segment net sales	$479	$443	$1,758	$2,150

Graphics Segment inter-segment net sales	$96	$133	$171	$1,204

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018

BASIC EARNINGS PER SHARE

Net (loss) income	$(3,168)	$220	$(17,201)	$(16,877)

Weighted average shares outstanding during the period, net of treasury shares (a)	25,893	25,581	25,828	25,546
Weighted average vested restricted stock units outstanding	33	49	40	44
Weighted average shares outstanding in the Deferred Compensation Plan during the period	206	245	215	245
Weighted average shares outstanding	26,132	25,875	26,083	25,835

Basic (loss) earnings per share	$(0.12)	$0.01	$(0.66)	$(0.65)

DILUTED EARNINGS PER SHARE

Net (loss) income	$(3,168)	$220	$(17,201)	$(16,877)

Weighted average shares outstanding
Basic	26,132	25,875	26,083	25,835

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	--	562	--	--

Weighted average shares outstanding (c)	26,132	26,437	26,083	25,835

Diluted (loss) earnings per share	$(0.12)	$0.01	$(0.66)	$(0.65)

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,787,519 common shares and 1,945,348 common shares for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of the three month diluted loss per share because the exercise price was greater than the average fair market value of the common shares. Additionally, options to purchase 3,702,031 common shares and 3,086,121 common shares for the nine months ended at March 31, 2019 and 2018, respectively, were not included in the computation of the nine month diluted loss per share because the exercise price was greater than the average fair market value of the common shares. For the three months ended in March 31, 2019 and the nine months ended March 31, 2019 and 2018, the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2019	2018

Inventories:
Raw materials	$32,669	$31,795
Work-in-process	2,363	3,833
Finished goods	16,589	15,366
Total Inventories	$51,621	$50,994

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2019	2018

Accrued Expenses:
Compensation and benefits	$4,756	$9,394
Customer prepayments	2,055	1,070
Accrued sales commissions	2,176	2,274
Accrued warranty	7,372	6,876
Other accrued expenses	5,810	4,658
Total Accrued Expenses	$22,169	$24,272

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

A sustained and significant decline in the Company’s stock price in the second quarter of fiscal 2019 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of December 31, 2018. In accordance with ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which was adopted in a prior period, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was impaired by $20,165,000. The Company will continue to monitor market conditions and other events that may result in a sustained and significant drop in its stock price which would require an interim goodwill impairment test.

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has two reporting units that contain goodwill. There is one reporting unit within the Lighting Segment and one reporting unit within the Graphics Segment. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

As of March 1, 2019, the Company performed its annual goodwill impairment test on the two reporting units that contain goodwill. The preliminary goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $38.9 million or 54% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $3.0 million or 297% above the carrying value of the reporting unit including goodwill. The definitive impairment test is expected to be completed in the fourth quarter of fiscal 2019. It is anticipated that the results of the test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of June 30, 2018	$29,373	$1,165	$30,538

Goodwill Impairment	$(20,165)	$--	$(20,165)

Balance as of March 31, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of March 31, 2019	$9,208	$1,165	$10,373

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2019 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value that was $19.2 million or 462% above its carrying value. The definitive indefinite-lived impairment test is expected to be completed in the fourth quarter of fiscal 2019. It is anticipated that the results of the test will not change when the test is complete.

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

	March 31, 2019
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$11,556	$24,007
Patents	338	239	99
LED technology firmware, software	16,066	12,223	3,843
Trade name	2,658	692	1,966

Total Amortized Intangible Assets	54,625	24,710	29,915

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422
Total Other Intangible Assets	$58,047	$24,710	$33,337

	June 30, 2018
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,011	$25,552
Patents	338	217	121
LED technology firmware, software	16,066	11,801	4,265
Trade name	2,658	609	2,049
Total Amortized Intangible Assets	54,625	22,638	31,987

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$22,638	$35,409

Amortization expense (in thousands) for intangible assets was $691 and $691 for the three months ended March 31, 2019 and 2018, respectively, and $2,071 and $2,071 for the nine months ended March 31, 2019 and 2018, respectively. Future amortization expense (in thousands) associated with these intangible assets is expected to be $2,761 in 2019, $2,687 in 2020, $2,682 in 2021, $2,460 in 2022, $2,412 in 2023, and $18,985 after 2023.

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022.  Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the fourth quarter of fiscal 2019. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of March 31, 2019, there was $43.8 million borrowed against the line of credit, and $31.2 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of March 31, 2019.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $3,882,000 and $3,845,000 in the nine months ended March 31, 2019 and 2018, respectively. Dividends on restricted stock units in the amount of $40,798 and $44,946 were accrued as of March 31, 2019 and 2018, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 14, 2019 to shareholders of record as of May 6, 2019. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended March 31
	2019	2018
Cash payments:
Interest	$1,669	$1,213
Income taxes	$3	$1,556

Non-cash investing and finance activities:
Issuance of common shares as compensation	$265	$234
Issuance of common shares to fund deferred compensation plan	$257	$354

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2019, there were no standby letter of credit agreements.

NOTE 12 – SEVERANCE COSTS

The Company recorded severance expense of $534,000 and $91,000 in the nine months ended March 31, 2019 and 2018, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 13.

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine	Nine	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	March 31,	March 31,	June 30,
	2019	2018	2018

Balance at beginning of the period	$1,772	$235	$235
Accrual of expense	534	91	1,900
Payments	(956)	(312)	(363)
Adjustments	--	(14)	--
Balance at end of the period	$1,350	$--	$1,772

Of the total $1,350,000 severance reserve reported as of March 31, 2019, $644,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $706,000 has been classified as a long-term liability.

NOTE 13 – RESTRUCTURING COSTS

On October 29, 2018, the Company announced plans to close its lighting manufacturing facility in New Windsor, New York. The closure is part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The Company will move production to its other existing facilities. The closure will allow the Company to improve utilization of existing manufacturing capacity and will generate annual savings of approximately $4.0 million. The Company will record an estimated range of restructuring costs of $0.2 million to $0.6 million mostly next quarter and up until the time the facility is ultimately sold. Further, the Company has announced that it entered into a definitive agreement to sell the New Windsor, New York manufacturing facility for approximately $12 million in the fourth quarter which is expected to generate a book gain. The transfer of production is expected to be completed by June 30, 2019. As of March 31, 2019, the Company has incurred restructuring costs of $769,000 related to the closure of the New Windsor facility. The Company also incurred $919,000 of expense to write-down inventory which is not included in the tables below.

In the first quarter of fiscal 2019, management approved the closure of its 12,000 square foot leased facility in Hawthorne, California. The facility was used as a warehouse and for light assembly of light fixtures. The Company has moved the light assembly to its Blue Ash, Ohio facility. The restructuring charges consist primarily of transportation costs to move inventory to Blue Ash, the impairment of equipment, costs to restore the leased facility, and severance benefits. As of March 31, 2019, the Company has incurred restructuring costs of $155,000 related to the closure of the Hawthorne facility. The Company also incurred $148,000 of expense to write-down inventory which is a re-valuation of the previous estimate and which is not included in the tables below.

The following table presents information about restructuring costs for the periods indicated:

	Three	Nine Months	Three	Nine Months
	Months Ended	Ended	Months Ended	Ended
(In thousands)	March 31,	March 31,	March 31,	March 31,
	2019	2019	2018	2018

Severance and other termination benefits	$263	$484	$--	$--
Facility repairs	52	99	--	--
Impairment of fixed assets and accelerated depreciation	--	228	--	--
Other restructuring costs	53	113	--	--
Total	$368	$924	$--	$--

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31	March 31
	2019	2019

Cost of Goods Sold	261	792
Operating Expenses	107	132
Total	368	924

Additionally, the above tables do not include expense of $1,067,000 recorded during the nine months ended March 31, 2019 related to the write-down of inventory included as cost of sales as part of facility closures.

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2018	Restructuring Expense	Payments	Adjustments	Balance as of March 31, 2019

Severance and termination benefits	$--	$484	$(22)	$--	$462
Facility Repairs	--	99	(62)	--	37
Other restructuring costs	--	113	(74)	--	39
Total	$--	$696	$(158)	$--	$538

The above table does not include fixed asset impairment and accelerated depreciation expense of $228,000 recorded in the first nine months of fiscal 2019.

Refer to Note 12 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 14 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. The Company has announced that it has entered into a definitive agreement to sell its New Windsor, New York facility. The closing of the sale is expected in the fourth quarter and is expected to generate a gain. This gain will be offset by a capital loss carryforward resulting in a tax benefit. This event was part of the calculation of the estimated annual income tax rate.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	(0.7)%	28.9%	13.6%	28.9%
Enactment of tax law changes	--	--	--	(22.8)
Uncertain tax positions	(0.1)	5.4	0.6	0.7
Difference between deferred and current tax rate related to the impairment of goodwill	--	--	6.7	12.3
Other	--	--	--	--
Tax impact related to share based compensation	(3.6)	1.6	(0.9)	(0.5)
Effective tax rate	(4.4)%	35.9%	20.0%	18.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018

Lighting Segment	$52,785	$61,554	$177,871	$199,156
Graphics Segment	20,047	17,289	69,459	59,458
	$72,832	$78,843	$247,330	$258,614

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018

Lighting Segment	$691	$2,982	$(13,911)	$(14,673)
Graphics Segment	(898)	415	2,350	4,146
Corporate and Eliminations	(2,066)	(2,654)	(8,049)	(8,997)
	$(2,273)	$743	$(19,610)	$(19,524)

Summary Comments

We are in the business of designing, manufacturing and marketing lighting, graphics and technology solutions for both indoor and outdoor applications. Historically, sales of our products have been subject to cyclical variations caused by competitive pressures that affect selling prices, changes in general economic conditions, and other factors. Our operating results in the fiscal 2019 third quarter reflect the continued competitiveness in both our project and stock and flow markets, a shift in focus to pursue higher value-add customer opportunities, a mix of new larger customers, a shift in project mix, and pricing below prior year levels for the quarter driven by select price moves in key vertical markets. This combination of factors resulted in lower gross margins and operating earnings compared to prior year. The cyclical nature of our business could continue to adversely affect our liquidity and financial results.

Fiscal 2019 third quarter net sales of $72,832,000 decreased $6.0 million or 8% as compared to third quarter fiscal 2018 net sales of $78,843,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $2.8 million or 16%) more than offset by decreased net sales of the Lighting Segment (down $8.8 million or 14%).

Fiscal 2019 first nine months net sales of $247,330,000 decreased $11.3 million or 4% as compared to first nine months fiscal 2018 net sales of $258,614,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $10.0 million or 17%) more than offset by decreased net sales of the Lighting Segment (down $21.3 million or 11%).

Fiscal 2019 third quarter operating loss of $(2,273,000) represents a $3.0 million change from operating income of $0.7 million in the third quarter of fiscal 2018. The $3.0 million change from operating income in fiscal 2018 to an operating loss in fiscal 2019 was primarily the result of decreased net sales and decreased gross profit offset by a decrease in selling and administrative expenses.

Fiscal 2019 first nine months operating loss of $(19,610,000) represents a $0.1 million increase in operating loss from an operating loss of $(19,524,000) in the nine months of fiscal 2018. Both fiscal years recorded goodwill impairment charges in the Lighting Segment. There was a $20.2 million goodwill impairment charge in fiscal 2019 and a $28.0 million goodwill impairment charge in fiscal 2018. Adjusted operating income for the first nine months of fiscal 2019 of $3.2 million decreased $5.4 million from adjusted fiscal 2018 operating income of $8.6 million. Refer to “Non-GAAP Financial Measures” below. The decrease in adjusted operating income was the result of decreased net sales and decreased gross profit offset by a decrease in selling and administrative expenses. Also contributing to the period-over-period results is a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment, severance costs, the tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes, transition and re-alignment costs, and restructuring and plant closure costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

(in thousands, unaudited)	Third Quarter
	FY 2019	FY 2018
Reconciliation of operating (loss) income to adjusted operating income:

Operating (loss) income as reported	$(2,273)	$743

Adjustment for severance cost	42	8

Adjustment for restructuring, plant closure costs, and related inventory write-downs	368	--

Adjusted operating (loss) income	$(1,863)	$751

(in thousands, except per share data; unaudited)	Third Quarter
	FY 2019		Diluted EPS	FY 2018		Diluted EPS
Reconciliation of net loss to adjusted net income:

Net (loss) income and (loss) income per share as reported	$(3,168)		$(0.12)	$220		$0.01

Adjustment for severance costs, inclusive of the income tax effect	(14	)(1)	--	6	(4)	--

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	897	(2)	0.03	--		--

Tax impact from the reduction of the deferred tax assets	--		--	--		--

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	115	(3)	--	--		--

Adjusted net (loss) income and (loss) earnings per share	$(2,170)		$(0.08)	$226		$0.01

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 56

(2) 0

(3) 253

(4) 2

(in thousands, unaudited)	Nine Months
	FY 2019	FY 2018
Reconciliation of operating (loss) to adjusted operating income:

Operating (loss) as reported	$(19,610)	$(19,524)

Adjustment for goodwill impairment	20,165	28,000

Adjustment for severance costs	534	91

Adjustment for transition and re-alignment costs	120	--

Adjustment for restructuring, plant closure costs, and related inventory write-downs	1,991	--

Adjusted operating income	$3,200	$8,567

(in thousands, except per share data; unaudited)	Nine Months
	FY 2019		Diluted EPS	FY 2018		Diluted EPS
Reconciliation of net loss to adjusted net income:

Net loss and loss per share as reported	$(17,201)		$(0.66)	$(16,877)		$(0.65)

Adjustment for goodwill impairment, inclusive of the income tax effect	15,361	(1)	0.59	17,361	(6)	0.67

Adjustment for severance costs, inclusive of the income tax effect	372	(2)	0.01	67	(7)	--

Adjustment for transition and re-alignment costs, inclusive of the income tax effect	94	(3)	--	--		--

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	897	(4)	0.03

Tax impact from the reduction of the deferred tax assets	--		--	4,676	(8)	0.18

Adjustment for restructuring, plant closure costs, and related inventory write-downs inclusive of the income tax effect	1,386	(5)	0.05	--		--

Adjusted net income and earnings per share	$908		$0.03	$5,227		$0.20

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) 4,804

(2) 162

(3) 26

(4) 0

(5) 605

(6) 10,639

(7) 24

(8) 0

Results of Operations

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Lighting Segment
(In thousands)	Three Months Ended
	March 31
	2019	2018

Net Sales	$52,785	$61,554
Gross Profit	$12,331	$15,944
Operating Income	$691	$2,982

Lighting Segment net sales of $52,785,000 in the third quarter of fiscal 2019 decreased $8.8 million or 14% from fiscal 2018 same period net sales of $61,554,000. The 14% drop in sales is attributed to continued competitiveness in the Company’s project and stock and flow markets. The Company also elected not to run any quarter-end promotional programs in the third quarter of fiscal 2019 as compared to several promotional programs which were conducted at the end of the third quarter of fiscal 2018. In addition, the Company’s realignment of its sales organization and focus on market priorities were disruptive and contributed to the decline in third quarter sales.

Gross profit of $12,331,000 in the third quarter of fiscal 2019 decreased $3.6 million or 23% from the same period of fiscal 2018 and decreased from 25.7% to 23.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its New Windsor, New York facility of $261,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives.

Selling and administrative expenses of $11,640,000 in the third quarter of fiscal year 2019 decreased $1.3 million or 10% from the same period of fiscal 2018 selling and administrative expenses of $12,962,000. The reduction in selling and administrative expenses is driven by lower commission expense due to lower sales volume along with a reduction in spending to match lower sales.

The Lighting Segment third quarter fiscal 2019 operating income of $691,000 decreased $2.3 million from operating income of $2,982,000 in the same period of fiscal 2018 mostly due to the reduction in sales volume and gross profit partially offset by lower selling and administrative expenses.

Graphics Segment

Graphics Segment
(In thousands)	Three Months Ended
	March 31
	2019	2018

Net Sales	$20,047	$17,289
Gross Profit	$3,018	$3,977
Operating (Loss) Income	$(898)	$415

Graphics Segment net sales of $20,047,000 in the third quarter of fiscal 2019 increased $2.7 million or 16% from fiscal 2018 same period net sales of $17,289,000. Most of the increase in sales is from growth in sales to the petroleum market.

Gross profit of $3,018,000 in the third quarter of fiscal 2019 decreased $1.0 million or 24% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 22.8% in the third quarter of fiscal 2018 to 15.0% in the third quarter of fiscal 2019. The reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects including hundreds and potentially thousands of individual locations, with lengthy project life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over their life cycle.

Selling and administrative expenses of $3,916,000 in the third quarter of fiscal 2019 increased $0.4 million or 10% from the same period of fiscal 2018 primarily as a result of an increase in outside service expense and bad debt expense.

The Graphics Segment third quarter fiscal 2019 operating loss of $(898,000) decreased $1.3 million from operating income of $415,000 in the same period of fiscal 2018. The decrease of $1.3 million was primarily the net result of a shift in customer mix on higher sales and an increase in selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	March 31
	2019	2018

Gross (Loss)	$(12)	$(3)
Operating (Loss)	$(2,066)	$(2,654)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,054,000 in the third quarter of fiscal 2019 decreased $0.6 million or 23% from the same period of the prior year. The change is primarily the result of a reduction in both outside service expense and research and development expense.

Consolidated Results

The Company reported $579,000 net interest expense in the third quarter of fiscal 2019 compared to $400,000 net interest expense in the third quarter of fiscal 2018. The change in interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit. The Company also recorded other expense of $183,000 in the third quarter related to net foreign currency transaction losses from transactions with its customers and suppliers through its Mexican subsidiary.

The $133,000 income tax expense in the third quarter of fiscal 2019 compared to a pre-tax loss is the result of a cumulative change to the Company’s estimated annual tax rate. The Company has announced that it has entered into a definitive agreement to sell its New Windsor, New York facility.  The closing of the sale is expected in the fourth quarter and is expected to generate a gain resulting from the sale. This gain will be offset by a capital loss carryforward resulting in a tax benefit. This event was part of the calculation of the estimated annual income tax rate. The $123,000 income tax expense in the third quarter of fiscal 2018 represents a consolidated effective tax rate of 35.9%. This is the net result of adjusting the Company’s year-to-date tax expense to an overall income tax rate of 28.9% influenced by the first quarter goodwill impairment and by certain permanent book-tax differences and adjustments related to uncertain income tax positions.

The Company reported a net loss of $(3,168,000) in the third quarter of fiscal 2019 compared to net income of $220,000 in the same period of the prior year.  The change from net income in fiscal 2018 to a net loss in the third quarter of fiscal 2019 is the net result of decreased net sales, decreased gross profit, decreased selling and administrative expenses, and increased interest expense. Also impacting the period-over-period comparison is $368,000 of restructuring charges and $183,000 of net foreign currency transactions losses of which there were no comparable events in fiscal 2018. Diluted loss per share of $(0.12) was reported in the third quarter of fiscal 2019 as compared to $ 0.01 diluted earnings per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the third quarter of fiscal 2019 were 26,132,000 shares as compared to 26,437,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2019 COMPARED TO NINE MONTHS ENDED MARCH 31, 2018

Lighting Segment
(In thousands)	Nine Months Ended
	March 31
	2019	2018

Net Sales	$177,871	$199,156
Gross Profit	$42,548	$53,876
Operating (Loss)	$(13,911)	$(14,673)

Lighting Segment net sales of $177,871,000 in the first nine months of fiscal 2019 decreased 11% from fiscal 2018 same period net sales of $199,156,000. The 11% drop in sales is attributed to continued competitiveness in the Company’s project and stock and flow markets. In addition, the Company’s realignment of its sales organization and is focus on market priorities were disruptive and contributed to the decline in year-over-year sales.

Gross profit of $42,548,000 in the first nine months of fiscal 2019 decreased $11.3 million or 21% from the same period of fiscal 2018 and decreased from 26.8% to 23.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its Hawthorne, California and New Windsor, New York facilities of $1,859,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives.

Selling and administrative expenses of $56,459,000 in the first nine months of fiscal year 2019 decreased $12.1 million or 21% from the same period of fiscal 2018 selling and administrative expenses of $68,549,000, primarily due to the $20.2 million and $28.0 million goodwill impairment charges in the first nine months of fiscal 2019 and fiscal 2018 respectively. When the goodwill impairment charges are removed from both fiscal year results, there was a $4.3 million or 12% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense which is due to lower sales volume along with a reduction in spending to match lower sales.

The Lighting Segment first nine month fiscal 2019 operating loss of $(13,911,000) decreased $0.8 million from an operating loss of $(14,673,000) in the same period of fiscal 2018 primarily due to a $20.2 million pre-tax goodwill impairment charge in fiscal 2019 compared to a $28.0 million pre-tax goodwill impairment charge in fiscal 2018. When the goodwill impairment charges are removed from both fiscal years along with the restructuring charges of $1,991,000 ($1,859,000 in cost of sales and $132,000 in selling and administrative expenses) and severance expense ($77,000 in cost of sales and $160,000 in selling and administrative expense) from the current fiscal year, fiscal 2019 adjusted operating income of $8,482,000 was $4.9 million lower than fiscal 2018 adjusted operating income of $13,335,000. The reduction in sales volume and gross profit was partially offset by lower selling and administrative expenses.

Graphics Segment
(In thousands)	Nine Months Ended
	March 31
	2019	2018

Net Sales	$69,459	$59,458
Gross Profit	$13,727	$15,086
Operating Income	$2,350	$4,146

Graphics Segment net sales of $69,459,000 in the first nine months of fiscal 2019 increased $10.0 million or 17% from fiscal 2018 same period net sales of $59,458,000. Most of the increase in sales is from growth in sales to the Petroleum and Quick Service Restaurant markets including digital technology.

Gross profit of $13,727,000 in the first nine months of fiscal 2019 decreased $1.4 million or 9% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 24.9% in the first nine months of fiscal 2018 to 19.7% in the first nine of fiscal 2019. The reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects, with lengthy life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over its life cycle.

Selling and administrative expenses of $11,377,000 in the first nine months of fiscal 2019 increased $0.4 million or 4% from the same period of fiscal 2018. A reduction in wage and benefit was more than offset by an increase in bad debt expense and outside service expense.

The Graphics Segment first nine months fiscal 2019 operating income of $2,350,000 decreased $1.8 million or 43% from operating income of $4,146,000 in the same period of fiscal 2018. The decrease of $1.8 million was primarily the net result of lower gross margin on higher sales and an increase in selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Nine Months Ended
	March 31
	2019	2018

Gross (Loss)	$(21)	$(34)
Operating (Loss)	$(8,049)	$(8,997)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $8,028,000 in the first nine months of fiscal 2019 decreased $0.9 million from the same period of the prior year. The change is primarily the result of a reduction in wage and benefit expense and research and development cost partially offset by an increase in legal and professional fees.

Consolidated Results

The Company reported $1,712,000 net interest expense in the first nine months of fiscal 2019 compared to $1,220,000 net interest expense in the first nine months of fiscal 2019. The change in interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit. The Company also recorded other expense of $183,000 in the third quarter related to net foreign currency transaction losses from transactions with its customers and suppliers through its Mexican subsidiary.

The $4,304,000 income tax benefit in the first nine months of fiscal 2019 represents a consolidated effective tax rate of 20.0%, which is inclusive of a cumulative change to the estimated annual tax rate mostly due to the tax treatment related to the fourth quarter sale of its New Windsor, New York facility. The Company has announced that it has entered into a definitive agreement to sell its New Windsor, New York facility.  The closing of the sale is expected in the fourth quarter and is expected to generate a gain resulting from the sale. This gain will be offset by a capital loss carryforward resulting in a tax benefit. Also impacting the consolidated tax benefit is the second quarter goodwill impairment charge and a 30% tax rate on taxable income from pre-tax profits recognized by the Company’s Mexican subsidiary. The $3,867,000 tax benefit in the first nine months of fiscal 2018 represents a consolidated effective rate of 18.6%. This is the net result of an overall income tax rate of 28.9% influenced by the first quarter goodwill impairment, by the second quarter $4.7 million tax adjustment related to the revaluation of the Company’s deferred tax assets, and by certain permanent book-tax differences and adjustments related to uncertain income tax positions.

The Company reported a net loss of $(17,201,000) in the first nine months of fiscal 2019 compared to net loss of $(16,877,000) in the same period of the prior year. The increase in the net loss from fiscal 2018 to the net loss in the first nine months of fiscal 2019 is mostly driven by decreased net sales, decreased gross profit, decreased selling and administrative expenses, increased interest expense, and a larger tax benefit. Diluted loss per share of $(0.66) was reported in the first nine months of fiscal 2019 as compared to $(0.65) diluted loss per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first nine months of fiscal 2019 were 26,083,000 shares as compared to 25,835,000 shares in the same period last year.

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

At March 31, 2019 the Company had working capital of $68.3 million, compared to $67.9 million at June 30, 2018.  The ratio of current assets to current liabilities was 2.59 to 1 as compared to a ratio of 2.61 to 1 at June 30, 2018.  The $0.4 million increase in working capital from June 30, 2018 to March 31, 2019 was primarily related to the net effect of decreased cash and cash equivalents ($1.5 million), increased net accounts receivable ($1.5 million), increased net inventory ($0.6 million), a decrease in accrued expenses ($2.1 million), a decrease in refundable income taxes ($0.3 million), an increase on other current assets ($0.6 million), and an increase in accounts payable ($2.7 million). Of the $1.5 million increase in accounts receivable, $4.6 million of the total increase is attributed to the adoption of the new revenue guidance. The Company proactively manages its working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $6.4 million of cash from operating activities in the first nine months of fiscal 2019 as compared to a source of cash of $7.9 million in the same period of the prior year. This $1.5 million decrease in net cash flows from operating activities is primarily the net result of an increase rather than a decrease in accounts payable (favorable change of $5.8 million), a decrease rather than an increase in net accounts receivable (favorable change of $3.7 million), a greater increase in net inventory (unfavorable change of $4.0 million), a greater decrease in accrued expenses and other (unfavorable change of $1.3 million), and an increase in net loss from fiscal 2018 to fiscal 2019 along with unfavorable change of non-cash add-backs to the change in net loss (unfavorable change of $6.1 million).

Net accounts receivable were $52.1 million and $50.6 million at March 31, 2019 and June 30, 2018, respectively. DSO was 60 days at March 31, 2019 compared to DSO of 53 days at June 30, 2018. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $51.6 million at March 31, 2019 increased $0.6 million from $51.0 million at June 30, 2018. The increase of $0.6 million is the result of an increase in gross inventory of $1.5 million and an increase in obsolescence reserves of $0.9 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increased $3.7 million in the first nine months of fiscal 2019 in the Graphics Segment which was partially offset by a decrease in net inventory in the Lighting Segment of $3.0 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $75 million revolving line of credit with its bank, with $30.6 million of the credit line available as of April 14, 2019. (The Company amended its revolving line of credit in the third quarter of fiscal 2019 and reduced its available line of credit from $100 million to $75 million in order to better match its financing needs with an appropriate borrowing capacity.) This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $75 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2019 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $2.3 million related to investing activities in the first nine months of fiscal 2019 as compared to a use of $0.7 million in the same period of the prior year, resulting in an unfavorable change of $1.6 million. Capital expenditures for the first nine months of fiscal 2019 increased $0.1 million to $2.3 million from the same period in fiscal 2018. The Company sold its Woonsocket manufacturing facility for $1.5 million in fiscal 2018 which contributed to the change in cash flow from investing activities from fiscal 2018 to fiscal 2019.

In April 2019, the Company announced that it entered into a definitive agreement to sell its manufacturing facility in New Windsor, New York. Under the terms of the agreement, the Company will receive approximately $12 million of gross proceeds related to the sale. The transaction is expected to close on or before June 30, 2019 subject to the final approval from the New Windsor town officials.

The Company had a $5.5 million use of cash related to financing activities in the nine months of fiscal 2019 compared to a use of cash of $8.2 million in the first nine months of fiscal 2018. The $2.7 million favorable change in cash flow was primarily the net result of a reduction in net payments against the Company’s revolving line of credit.

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

Cash Dividends

In April 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 14, 2019 to shareholders of record as of May 6, 2019. The indicated annual cash dividend rate for fiscal 2019 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the first nine months ended March 31, 2019, the Company enacted additional controls related to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 5. OTHER INFORMATION

On February 28, 2019 the company entered into a Fourth Amendment to Loan Documents with its bank, PNC Bank, National Association (“Fourth Amendment”). The Fourth Amendment decreases the company’s revolving line of credit from $100 million to $75 million and modifies the covenant requiring the company to maintain a Leverage Ratio (as defined in the Loan Documents) of 3.50 to 1.00. The foregoing description of the Fourth Amendment does not purport to be complete. The Fourth Amendment is filed with this report as Exhibit 10.1 and is incorporated by reference into this report in its entirety

ITEM 6.  EXHIBITS

Exhibits:

10.1	LSI Industries Inc. Employment Offer Letter with Michael C. Beck dated January 11, 2019 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 16, 2019)

10.2	Fourth Amendment to Loan Documents dated February 28, 2019 between PNC Bank, National Association and LSI Industries Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
May 8, 2019