Form 10-K
period 2019-06-30
LSI INDUSTRIES INC
filed 2019-09-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File No. 0-13375

LSI INDUSTRIES INC.

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	10000 Alliance Road Cincinnati, Ohio 45242 (Address of principal executive offices)	IRS Employer I.D. No. 31-0888951

(513) 793-3200
(Telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common shares, no par value	LYTS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $79,577,192 based upon a closing sale price of $3.17 per share as reported on The NASDAQ Global Select Market.

At August 30, 2019 there were 26,047,851 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Commission for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2019 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Note about Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by the words “encourage,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

LSI is a performance-based outdoor lighting company. We provide best-in-class solutions to our customers that include bringing select indoor and specialty lighting products to a broad number of vertical markets and specific applications. We look to bundle these products with our graphics, digital graphics, and lighting solutions to create a differentiated and unique offering to our customers. Our products and services include digital signage, printed and structural graphics, and electrical signage capabilities, a wide variety of high quality indoor and outdoor lighting products, lighting control systems, and related professional services including engineering, installation, and project management. We also provide graphics and lighting products on a stand-alone basis. Our company is the leading provider of corporate visual image solutions to the petroleum / convenience store industry. We use this leadership position to penetrate national retailers and multi-site retailers, including quick service and casual restaurants, retail chain stores and automobile dealerships, located primarily in the United States. We seek to expand our market share in the traditional commercial / industrial lighting market by combining our LED product innovation and lighting control solutions utilizing the latest technology along with a strong emphasis on high service levels and market focused solutions. Our solutions are targeted at both renovation and new construction markets. We have comprehensive design and product development capabilities for targeted markets. We also provide a variety of lighting control solutions which allow our customers to reduce energy and maintenance costs. In addition to designing and producing traditional signage, we design and integrate digital signage technology where customers are provided a turnkey solution that includes design, software, hardware content development, implementation, service and support.

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

Our focus on product development and innovation creates products that are essential components of our customers’ corporate visual image strategy. Our spending on research and development was $5.3 million in fiscal 2019 and $6.0 million in fiscal 2018. We develop and manufacture lighting including solid-state LED lighting, lighting control systems, and graphics and distribute them through an extensive multi-channel distribution network that allows us to effectively service our target markets. Customers include distributors, franchisees and national end-user corporate accounts.

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

Our business is organized as follows: the Lighting Segment, which represented 72% of our fiscal 2019 net sales and the Graphics Segment, which represented 28% of our fiscal 2019 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 42 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2019	2018
Lighting Segment	$235,114	$260,613
Graphics Segment	93,738	81,410

Total Net Sales	$328,852	$342,023

Lighting Segment

Our Lighting Segment manufactures and markets outdoor and indoor lighting and lighting controls for the commercial, industrial and multi-site retail markets including the petroleum / convenience store, quick-service, and automotive markets. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively-priced product requirements of the markets we serve. We generally avoid specialty or custom-designed, low-volume products for single order opportunities. Focusing on key market applications allows us to deliver unique product solutions which in turn provides value to our customers.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as interior and exterior down-lighting, wall-wash lighting, canopy lighting, flood-lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for all light fixtures and also designs our fixtures and lighting systems. Our lighting products utilize LED light sources. The major products and services offered within our lighting segment include: exterior area lighting, interior lighting, canopy lighting, landscape lighting, lighting controls, light poles, lighting system design, and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in substantially all markets served.

We offer our customers expertise in developing and utilizing high-performance solid-state LED solutions, which when combined with the Company’s lighting fixture expertise and control technology, has the potential to result in a broad spectrum of white light LED fixtures that offer equivalent or improved lighting performance with significant energy and maintenance savings as compared to conventional light sources.

Graphics Segment

Our Graphics Segment manufactures and sells exterior and interior visual image elements related to signage and graphics, including integrated digital signage solutions and menu boards. The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, electrical signage, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, video boards, menu boards and digital signage and media content management. Our Company also manages and executes the implementation of large rollout programs. These products are used in graphics displays and visual image programs in several markets, including the petroleum / convenience store market, quick-service restaurant, grocery, and multi-site retail operations. Our extensive lighting and graphics expertise, product offering, visual image solution implementation capabilities and other professional services represent significant competitive advantages. We work with our customers and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

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

Strong Relationships with our Customers. We have used our innovative products and high-quality services to develop close, long-standing relationships with a large number of our customers. Many of our customers are recognized among the leaders in their respective markets. Their use of our products and services raises the visibility of our capabilities and facilitates the acceptance of our products and services in their markets. Within each of these markets, our ability to be a single source provider of image solutions often creates repeat business opportunities through corporate reimaging programs. We have served some of our customers since our inception in 1976.

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

Customer Product Training and Education Centers. We conduct product training and education for our customers, contractors, and channel partners at our multiple locations. These centers, which demonstrate the depth and breadth of our product and service offerings, have become an effective component of our sales process. These centers can also provide a visual illustration of lighting solutions to our customers.

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

Sales, Marketing and Customers

Sales: Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Mexico, Australia, and Latin America (less than 5% of consolidated net sales are outside the United States) using a combination of regional sales managers and independent sales representatives serving primarily the commercial / industrial market along with several of the other markets we serve. Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard product to stocking distributors, who subsequently provide product to electrical contractors and end users for a variety of lighting applications. Our graphics products, which in many instances are program-driven, are sold primarily through our own sales force. Our marketing approach and means of distribution vary by product line and by market.

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

Manufacturing and Operations

We design, engineer and manufacture most of our lighting and graphics products through utilizing lean manufacturing principles. We periodically invest in new machinery and equipment utilizing the latest technology in order to leverage the manufacturing efficiencies gained from our high-volume production. When appropriate, we utilize alliances with domestic and international vendors to outsource certain products and components. The majority of products and related software are engineered, designed and final-assembled by the Company, while a portion of the manufacturing has been performed by select qualified vendors. We are not dependent on any one supplier for critical component parts.

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

We currently operate out of eight manufacturing and office facilities in four U.S. states. Excluded from the list of facilities is the Company’s New Windsor, New York facility which is reported as an asset held for sale as of June 30, 2019.

Most of our operations received ISO 9001:2015 Certification thru ANAB (Cert# 5369-Eagle Registrations Inc.) with plans to certify the Company’s other facilities. Our manufacturing operations are subject to various federal, state and local regulatory requirements relating to environmental protection and occupational health and safety. We do not expect to incur material capital expenditures with regard to these matters and believe our facilities are in compliance with such regulations.

Goodwill and Intangible Asset Impairment

There was no impairment of the Company’s indefinite-lived intangible assets in fiscal years 2019 and 2018. The Company recorded a $20,165,000 impairment of goodwill in the Lighting Segment in fiscal year 2019 and a $28,000,000 goodwill impairment to the same reporting unit in the Lighting Segment in fiscal 2018.

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

Additional Information

Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states lessens during the winter months. We had a backlog of orders, which we believe to be firm, of $30.7 million and $28.8 million at June 30, 2019 and 2018, respectively. All orders are expected to be shippable or installed within twelve months.

We have 1,065 full-time employees and 181 agency employees as of June 30, 2019. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, an incentive plan that is based upon the achievement of the Company’s business plan goals, a 401(k) retirement savings plan and, for certain employees, a nonqualified deferred compensation plan and an equity based incentive plan.

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

Our businesses operate in several market segments including, but not limited to, commercial, industrial, retail, petroleum / convenience store and automotive. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales and profitability. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, LEDs, electronic components, plastic lenses, glass lenses, vinyls, inks, and corrugated cartons. Materials comprise the largest component of costs, representing approximately 62% and 61% of the cost of sales in 2019 and 2018, respectively. While we have multiple sources of supply for most of our material requirements, significant shortages could disrupt the supply of raw materials. Further significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the market place, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse effect on our business.

Approximately 32% of our net sales in fiscal year 2019 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum/convenience store industries and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, and to the price and supply of oil. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, and industry factors or otherwise, could have an adverse effect on our business.

The Company may pursue future growth through strategic acquisitions, alliances, or investments, which may not yield anticipated benefits

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

Historically, sales of our products have been subject to cyclical variations caused by changes in general economic conditions. The demand for our products reflects the capital investment decisions of our customers, which depend upon the general economic conditions of the markets that our customers serve, including, particularly, the petroleum/convenience store industries. During periods of expansion in construction and industrial activity, we generally have benefited from increased demand for our products. Conversely, downward economic cycles in these industries result in reductions in sales and pricing of our products, which may reduce our profits and cash flow. During economic downturns, customers also tend to delay purchases of new products. The cyclical and seasonal nature of our business could at times adversely affect our liquidity and financial results.

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

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.

Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital.

The market price of our common stock has experienced a significant decline from which it has not fully recovered. During the last twelve months, the sales price of our common stock, as reported on the Nasdaq Global Select Market, declined from a high of $8.69 in February 2018 to a low of $2.48 on March 28, 2019. Most recently, on August 30, 2019, the market price of our common stock, as reported on the Nasdaq Global Select Market, closed at a price of $4.47 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in fiscal 2019, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our credit facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the UK announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate our credit facility and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate our credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, in June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices, and impose additional costs and burdens. With increasing enforcement of privacy, data protection and cyber security laws and regulations, there is no guarantee that we will not be subject to enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Our failure to comply with applicable laws and regulations could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

U.S. Government trade actions could have an adverse impact on our business, financial position, and results of operation.

The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation that the Trump Administration has found to be unreasonable and burdensome to US commerce. To date, the President has used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3, alone valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019. Moreover, in August 2019, the President announced a 10% tariff on a fourth list of goods valued at nearly $300 billion to take effect September 1, 2019, which has subsequently been delayed until December 15, 2019. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft. of office space)	Cincinnati, OH	Owned

2)	LSI Lighting pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Industries technology center	9,000 sq. ft.	Cincinnati, OH	Leased (a)

4)	LSI Lighting Fabrication manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

5)	LSI Graphics office; screen printing manufacturing; and architectural graphics manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

6)	LSI Graphics office and manufacturing	212,000 sq. ft. (includes 22,000 sq. ft. of office space)	North Canton, OH	Owned

7)	LSI Lighting office and manufacturing	170,000 sq. ft. (includes 10,000 sq. ft. of office space)	New Windsor, NY	Owned and Leased (b)

8)	LSI Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

9)	LSI Lighting office and manufacturing	336,000 sq. ft. (included 60,000 sq. ft. of office space)	Burlington, NC	Leased

(a)	The square footage of the leased facility will be reduced to 1,000 square feet September 2019

(b)

The land at this facility is leased and the building is owned. This property is listed as an asset for sale as of June 30, 2019. The official sale of the building is expected to take place in the first quarter of fiscal 2020.

The Company considers these nine operating facilities, excluding the New Windsor facility (total of approximately 1,200,000 square feet) adequate for its current level of operations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 of Notes to the Consolidated Financial Statements beginning on page 56 of this Form 10-K

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 23, 2019, there were approximately 653 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2019 was $0.20 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 19 through 27 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and purchased component parts, and changes in foreign currency translation rates. Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments (if any) and pays interest expense on its debt (if any). Because of variable interest rates, the Company is exposed to the risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.

The Company’s $75,000,000 line of credit is subject to interest rate fluctuations, should the Company borrow certain amounts on this line of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, electronic components, power supplies, powder paint, plastic, silicon and glass lenses, vinyls, inks, and corrugated cartons, to name a few. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. While the possibility does exist of industry-wide supply shortages at any time in the future, the Company has not experienced any significant supply problems in recent years. Price risk for these materials is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the fiscal year ended June 30, 2019, the raw material component of cost of goods sold subject to price risk was approximately $158 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers in order to offset raw material price increases and to mitigate the impact of trade tariffs. In fiscal 2019, the Company announced price increases for all lighting and pole products impacted by tariffs along with the raw material price inflation of certain commodities. The price increases with customers did not fully offset the increases in cost in certain products. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk as a result of its legal entity located in Mexico. The sales transacted in pesos is approximately 3% of consolidated net sales. All other business conducted by the Company are in U.S. dollars.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Management's Report on Internal Control over Financial Reporting appearing on page 28 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 28. In January 2018, the Company hired PricewaterhouseCoopers to serve as its internal auditors.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the LSI Industries Inc. Proxy Statement for its Annual Meeting of Shareholders to be held November 5, 2019, as filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements Appear as part of Item 8 of this Form 10-K.

	(2)	Exhibits — Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.		Exhibit Description

3.1		Amended Articles of Incorporation of LSI.

3.2		Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3 to LSI’s Form 8-K filed January 22, 2009).

4.1		Description of Securities.

4.2		Warrant Agreement issued by LSI Industries Inc. (incorporated by reference to Exhibit 4.1 to LSI’s Form 8-K filed February 21, 2017).

10.1		Third Amendment to Loan Documents dated February 21, 2017 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed February 21, 2017).

10.2		Fourth Amendment to Loan Documents dated February 28, 2019 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3		Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed September 10, 2014)

10.4*		Amended and Restated 2012 Stock Incentive Plan amended as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed February 3, 2017).

10.5*		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of LSI’s Form 8-K filed June 23, 2016)

10.6*		LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of November 20, 2014) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed February 5, 2015).

10.7*		Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed October 17, 2018).

10.8*		Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.9*		Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.10	*	Employment Offer Letter between LSI and Michael C. Beck (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on January 16, 2019).

10.11	*	Change in Control Policy (incorporated by reference to Exhibit 10 to LSI’s Form 8-K filed October 3, 2011).

10.12	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed July 6, 2015).

10.13	*	Form of Nonqualified Stock Option Agreement / Inducement Awards (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed November 7, 2018).

10.14	*	Form of Nonqualified Stock Option Award Agreement - Service-Based (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed July 6, 2015).

10.15	*	Form of Nonqualified Stock Option Award Agreement – Performance-Based (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed July 6, 2015).

10.16	*	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed July 6, 2015).

14		Code of Ethics (incorporated by reference to exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24		Power of Attorney (included as part of signature page)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 6, 2019	BY:	/s/ James A. Clark
Date		James A. Clark
Chief Executive Officer and President

We, the undersigned directors and officers of LSI Industries Inc. hereby severally constitute James A. Clark and James E. Galeese, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 6, 2019

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 6, 2019

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 6, 2019

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 6, 2019

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 6, 2019

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 6, 2019

/s/ John K. Morgan	Director
John K. Morgan
Date: September 6, 2019

/s/ Wilfred T. O’Gara	Chairman of the Board of Directors
Wilfred T. O’Gara
Date: September 6, 2019

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

Net Sales by Business Segment

(In thousands)	2019	2018
Lighting Segment	$235,114	$260,613
Graphics Segment	93,738	81,410
Total Net Sales	$328,852	$342,023

Operating Income (Loss) by Business Segment

(In thousands)	2019	2018
Lighting Segment	$(12,211)	$(12,795)
Graphics Segment	3,112	5,618
Corporate and Eliminations	(10,791)	(14,475)
Total Operating (Loss)	$(19,890)	$(21,652)

Summary of Consolidated Results

We are in the business of designing, manufacturing and marketing lighting, graphics and technology solutions for both indoor and outdoor applications. Historically, sales of our products have been subject to cyclical variations caused by competitive pressures that affect selling prices, changes in general economic conditions, and other factors. Our operating results in fiscal 2019 reflect the continued competitiveness in both our project and stock and flow markets, a shift in focus to pursue higher value-add customer opportunities, a mix of new larger customers, a shift in product mix, and pricing below prior year levels driven by select price moves in key vertical markets. This combination of factors has negatively impacted gross margin and operating earnings compared to the prior year.

Fiscal 2019 net sales of $328,852,000 decreased $13.2 million or 3.9% as compared to fiscal 2018 net sales of $342,023,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (up $12.3 million or 15.1%) and were unfavorably influenced by decreased net sales of the Lighting Segment (down $25.5 million or 9.8%).

Fiscal 2019 operating loss of $(19,890,000) represents a $1.8 million decrease in operating loss from an operating loss of $(21,652,000) in fiscal 2018. Both fiscal years recorded goodwill impairment charges in the Lighting Segment. There was a $20.2 million goodwill impairment charge in fiscal 2019 compared to a $28.0 million goodwill impairment charge in fiscal 2018. Non-GAAP adjusted operating income in fiscal 2019 of $4.0 million decreased $5.6 million or 58.1% from adjusted fiscal 2018 operating income of $9.6 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP financial measures to U.S. GAAP measures. The decrease in adjusted operating income was the result of decreased net sales and decreased gross profit partially offset by a decrease in selling and administrative expenses. Most notably, business performance was impacted by disruptions related the change in Chief Executive Officer, significant changes in the organizational structure including senior staff, along with several unplanned projects.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to net income for the 2019 and 2018 fiscal years reported in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). We adjusted operating (loss), net (loss) and (loss) per share, which include the impact of restructuring and plant closure costs, along with severance costs, goodwill impairment expense, a tax charge related to the revaluation of deferred tax assets, the tax impact from the anticipated sale of the New Windsor, New York facility, and transition and re-alignment costs. These are all non-GAAP financial measures, but we believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP financial adjustments to operating (loss), net (loss), and adjusted diluted (loss) per share for the periods indicated.

	YEAR-TO-DATE
(In thousands)	2019	2018

Reconciliation of operating (loss) to adjusted operating income

Operating (Loss) as reported	$(19,890)	$(21,652)

Goodwill impairment	20,165	28,000

Restructuring and plant closure costs (includes inventory write-downs of $1,267)	3,073	--

Severance costs	560	128

Transition and re-alignment costs	120	3,136

Adjusted Operating Income	$4,028	$9,612

	YEAR-TO-DATE
(In thousands, except per share data)	2019			2018
			Diluted			Diluted
Reconciliation of net (loss) to adjusted net income			EPS			EPS
Net (Loss) as reported	$(16,339)		$(0.63)	$(19,541)		$(0.76)

Goodwill impairment	15,325	(1)	0.59	17,361	(6)	0.67

Restructuring and plant closure costs	2,410	(2)	0.09	--		--

Severance costs	426	(3)	0.02	92	(7)	--

Transition and re-alignment costs	91	(4)	--	2,261	(8)	0.09

Tax impact from the anticipated sale of New Windsor Facility
	(928)	(5)	(0.04)	--		--

Tax Impact from the reduction of the Deferred Tax Assets
	--		--	5,541	(9)	0.22

Net Income adjusted	$985		$0.04	$5,714		$0.22

The income tax effects of the adjustments in the tables above were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated.

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

The $5.5 million tax impact from the Tax Cuts and Jobs Act (TCJA) reported above excludes the impact of the new tax law on the fiscal 2018 goodwill impairment which approximates a $2.2 million tax benefit. The total impact to the Company as a result of the tax rate changes from the TCJA including the fiscal 2018 goodwill impairment is $3.3 million.

(1)	$4,840
(2)	$663
(3)	$134
(4)	$29
(5)	$0
(6)	$10,639
(7)	$36
(8)	$975
(9)	$0

The Company utilizes other non-GAAP financial measures such as Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA) and Free Cash Flow. Management believes that these are non-GAAP financial measures are useful as supplemental measures in assessing the operating performance of our business.

(Unaudited; In thousands)	Twelve Months Ended
		June 30
EBITDA	2019	2018	% Change
Operating Income as reported	$(19,890)	$(21,652)	-8%

Depreciation and Amortization	10,221	10,222
EBITDA	$(9,669)	$(11,430)	-15.4%

(Unaudited; In thousands)	Twelve Months Ended
	June 30
Adjusted EBITDA	2019	2018	% Change
Operating Income as adjusted	$4,028	$9,612	-58%

Depreciation and Amortization	10,221	10,222
Adjusted EBITDA	$14,249	$19,834	-28.2%

(Unaudited; In thousands)	Twelve Months Ended
	June 30
Free Cash Flow	2019	2018	% Change
Cash Flow From Operations	$11,491	$11,500	n/m

Capital Expenditures	(2,618)	(3,406)
Free Cash Flow	$8,873	$8,094	9.6%

Results of Operations

2019 Compared to 2018

Lighting Segment

(In thousands)	2019	2018

Net Sales	$235,114	$260,613
Gross Profit	$55,119	$69,256
Operating (Loss)	$(12,211)	$(12,795)

Lighting Segment net sales of $235,114,000 in fiscal 2019 decreased 9.8% from fiscal 2018 same period net sales of $260,613,000. The 9.8% drop in sales is attributed to continued competitiveness in the Company’s project and stock and flow markets.

Gross profit of $55,119,000 in fiscal 2019 decreased $14.1 million or 20.4% from the same period of fiscal 2018 and decreased from 26.6% to 23.4% as a percentage of Lighting Segment net sales. The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its Hawthorne, California and New Windsor, New York facilities of $2,708,000 in fiscal 2019 with no comparable costs in fiscal 2018. The remaining decrease in amount of gross profit is due to the effect of reduced sales volume, competitive pricing pressures, and inflationary pressures of certain commodities, and product mix among the markets the Company serves, partially offset by manufacturing efficiencies as a result of the Company’s lean initiatives. In addition, the Company’s realignment of its sales organization and its focus on market priorities were disruptive and contributed to the decline in year-over-year sales which also had a negative impact on gross profit.

Selling and administrative expenses of $67,330,000 in fiscal year 2019 decreased $14.7 million or 17.9% from the same period of fiscal 2018 selling and administrative expenses of $82,051,000, primarily due to the $20.2 million and $28.0 million goodwill impairment charges in fiscal 2019 and fiscal 2018, respectively. When the goodwill impairment charges are removed from both fiscal year results, there was a $6.9 million or 12.7% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense which is due to lower sales volume along with a reduction in spending to match lower sales.

The Lighting Segment fiscal 2019 operating loss of $(12,211,000) decreased $0.6 million from an operating loss of $(12,795,000) in the same period of fiscal 2018 partially due to a $20.2 million pre-tax goodwill impairment charge in fiscal 2019 compared to a $28.0 million pre-tax goodwill impairment charge in fiscal 2018. When reported operating income is adjusted to remove the impacts of the goodwill impairment charges, restructuring charges, and severance expense, fiscal 2019 adjusted operating income of $11,218,000 was $4.0 million lower than fiscal 2018 adjusted operating income of $15,213,000. The reduction in sales volume and gross profit was partially offset by lower selling and administrative expenses.

Graphics Segment

(In thousands)	2019	2018

Net Sales	$93,738	$81,410
Gross Profit	$18,602	$20,016
Operating Income	$3,112	$5,618

Graphics Segment net sales of $93,738,000 in fiscal 2019 increased $12.3 million or 15.1% from fiscal 2018 same period net sales of $81,410,000. Most of the increase in sales is from the growth in sales to the Petroleum and Quick Service Restaurant markets including digital technology.

Gross profit of $18,602,000 in fiscal 2019 decreased $1.4 million or 7.1% from the same period of fiscal 2018. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 24.6% in fiscal 2018 to 19.8% in fiscal 2019. The reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects, with lengthy life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over their life cycles.

Selling and administrative expenses of $15,490,000 in fiscal 2019 increased $1.1 million or 7.6% from the same period of fiscal 2018. A reduction in wage and benefit expense was more than offset by an increase in bad debt expense and outside service expense.

The Graphics Segment fiscal 2019 operating income of $3,112,000 decreased $2.5 million or 44.6% from operating income of $5,618,000 in the same period of fiscal 2018. The decrease of $2.5 million was primarily the net result of lower gross margin on higher sales and an increase in selling and administrative expenses.

Corporate and Eliminations

(In thousands)	2019	2018

Gross (Loss)	$(8)	$(38)
Operating (Loss)	$(10,791)	$(14,475)

The gross (loss) relates to the intercompany profit in inventory elimination.

Administrative expenses of $10,783,000 in fiscal 2019 decreased $3.7 million or 25.3% from the same period of the prior year. The change is primarily the result of $3.1 million of transition and re-alignment costs related to the departure of the Company’s former Chief Executive Officer in fiscal 2018 with no corresponding event in fiscal 2019. Other factors contributing to the reduction in selling and administrative expense is the overall net reduction in corporate spending in line with lower sales and profit levels.

Other Consolidated Matters to Report

The Company reported $2,240,000 net interest expense in fiscal 2019 compared to $1,680,000 net interest expense in fiscal 2018. The change in interest expense from fiscal 2018 to fiscal 2019 is the result of higher interest rates on the Company’s line of credit. The Company also recorded other expense of $138,000 in fiscal 2019 related to net foreign currency transaction losses from transactions with its customers and suppliers through its Mexican subsidiary.

The $5,929,000 income tax benefit in fiscal 2019 represents a consolidated effective tax rate of 26.6%, which is inclusive of the tax impact from the anticipated sale of its New Windsor, New York facility. The closing of the sale was previously announced to occur in the fourth quarter of fiscal 2019 but had been delayed pending final approval from the town of New Windsor, New York. The sale has been approved and the Company anticipates the formal sale will occur in the first quarter of fiscal 2020. The tax impact from the anticipated sale of the New Windsor facility is a $928,000 tax benefit related to the reduction of a valuation reserve previously established against deferred tax assets. Also impacting the consolidated tax benefit is a 30% tax rate on taxable income from pre-tax profits recognized by the Company’s Mexican subsidiary along with certain permanent book-tax differences and adjustments related to uncertain income tax positions. The $3,791,000 tax benefit in fiscal 2018 represents a consolidated effective rate of 16.3%. This is the net result of an overall income tax rate of 27.6% adjusted by the $3.3 million tax expense to revalue the Company’s deferred tax assets due to the Tax Cuts and Jobs Act, and by certain permanent book-tax differences and adjustments related to uncertain income tax positions.

The Company reported a net loss of $(16,339,000) in fiscal 2019 compared to net loss of $(19,541,000) in the same period of the prior year. The decrease in the net loss from fiscal 2018 to fiscal 2019 is mostly driven by net effect of decreased net sales, decreased gross profit, decreased selling and administrative expenses which is, a decrease in goodwill impairment expense, increased interest expense, and a larger tax benefit. Also contributing to the period-over-period results is a one-time adjustment to the Company’s benefit policy in the first quarter of fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million. Diluted loss per share of $(0.63) was reported in fiscal 2019 as compared to $(0.76) diluted loss per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted loss per share in fiscal 2019 were 26,109,000 shares as compared to 25,866,000 shares in the same period last year.

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

At June 30, 2019 the Company had working capital of $71.1 million, compared to $67.9 million at June 30, 2018. The ratio of current assets to current liabilities was 2.78 to 1 as compared to a ratio of 2.61 to 1 at June 30, 2018. Included in working capital is an asset held for sale of $7.5 million. When the asset held for sale is removed from working capital, the current ratio is 2.59 to 1, which is a decline from the prior fiscal year and which is a more meaningful comparison to prior year. The largest contributor to the reduction in working capital after the asset held for sale is removed is a $7.5 million reduction in net inventory. The Company proactively manages its working capital, including reduction of the accounts receivable days sales outstanding (DSO) and reduction of inventory levels, without reducing service to its customers.

The Company generated $11.5 million of cash from operating activities in fiscal 2019 and in fiscal 2018. The same level of cash flow from operations period over period is the net result of an increase rather than a decrease in accounts payable (favorable change of $2.6 million), a decrease rather than an increase in net accounts receivable (favorable change of $2.0 million), a smaller increase in net inventory (favorable change of $3.3 million), a greater decrease in accrued expenses and other (unfavorable change of $3.7 million), and a decrease in net loss from fiscal 2018 to fiscal 2019 along with unfavorable change of non-cash add-backs to the change in net loss (unfavorable change of $6.7 million).

Net accounts receivable was $54.7 million and $50.6 million at June 30, 2019 and June 30, 2018, respectively. DSO was 55 days at June 30, 2019 compared to DSO of 53 days at June 30, 2018. The calculation of the June 30, 2019 DSO calculation excludes the $5.5 million added to net accounts receivable attributed to the adoption of the new revenue guidance in order to provide a more meaningful comparison of DSO between the two fiscal years. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.5 million at June 30, 2019 decreased $7.5 million from $51.0 million at June 30, 2018. The decrease of $7.5 million is the result of a decrease in gross inventory of $6.5 million and an increase in obsolescence reserves of $1.0 million. Driven by a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased $1.0 million in the Graphics Segment and decreased $6.5 million in the Lighting Segment in fiscal 2019.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $75 million revolving line of credit with its bank, with $41.5 million of the credit line available as of August 15, 2019. The Company amended its revolving line of credit in the third quarter of fiscal 2019 and reduced its available line of credit from $100 million to $75 million in order to better match its financing needs with an appropriate borrowing capacity. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $75 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2020 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company used cash of $2.6 million related to investing activities in fiscal 2019 as compared to a use of $1.9 million in the same period of the prior year, resulting in an unfavorable change of $0.7 million. Capital expenditures in fiscal 2019 decreased $0.8 million to $2.6 million from the same period in fiscal 2018. The Company sold its Woonsocket manufacturing facility for $1.5 million in fiscal 2018 which contributed to the change in cash flow from investing activities from fiscal 2018 to fiscal 2019.

In April 2019, the Company announced that it entered into a definitive agreement to sell its manufacturing facility in New Windsor, New York. Under the terms of the agreement, the Company will receive approximately $12 million of gross proceeds related to the sale. The sale is expected to be completed in the first quarter of fiscal 2020.

The Company had an $11.1 million use of cash related to financing activities in fiscal 2019 compared to a use of cash of $9.5 million in fiscal 2018. The $1.6 million unfavorable change in cash flow was primarily the net result of an increase in net payments against the revolving line of credit as a result of the Company’s positive cash flow from operations.

The Company has on its balance sheet financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and has no off-balance sheet arrangements except for the operating leases identified in the table below.

	Payments Due by Period
Contractual Obligations as		Less than	1-3	3-5	More than
of June 30, 2019 (a)(b)	Total	1 year	Years	years	5 years

Operating Lease Obligations	$12,183	$2,211	$4,357	$4,009	$1,606
Purchase Obligations	$19,656	$19,656	--	--	--
Total Contractual Obligations	$31,839	$21,867	$4,357	$4,009	$1,606

(a)	The liability for uncertain tax positions of $1.1 million is not included due to the uncertainty of timing of payments.

(b)	The $39.5 million borrowed against the revolving line of credit is not included due to the uncertainty of the timing of payments. The line of credit expires in the third quarter of fiscal 2022.

Cash Dividends

In August 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 12, 2019 to shareholders of record as of September 3, 2019. The indicated annual cash dividend rate for fiscal 2019 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form 10-K.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company will adopt this guidance effective July 1, 2019 using a modified-retrospective transition method, under which it expects to elect not to adjust comparative periods. The Company intends to elect the package of practical expedients permitted under the new guidance. In addition, the Company plans to elect accounting policies to not record short-term leases on the balance sheet and to not separate lease and lease components.

The Company has completed its assessment of its lease portfolio and is in the process of finalizing the testing of its new lease accounting software solution and implementing new processes and controls to account for leases in accordance with the new guidance. The Company’s most significant leases are its two manufacturing facilities. Besides the two real estate leases, most other leases are relatively small and comprise mostly of a vehicle, forklifts and various office equipment. Upon adoption of this new guidance, the Company expects to recognize a $9.5 million to $12.5 million of right-of-use assets and corresponding lease liabilities on its consolidated balance sheet. The Company does not expect the adoption will have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2019, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2019. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated September 6, 2019 expressed an unqualified opinion on those financial statements.

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

September 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 6, 2019 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year ended June 30, 2019 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cincinnati, Ohio

September 6, 2019

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2019 and 2018

(In thousands, except per share data)

	2019	2018

Net sales	$328,852	$342,023

Cost of products and services sold	253,621	252,789

Restructuring costs	1,441	—

Severance costs	77	—

Gross profit	73,713	89,234

Selling and administrative expenses	72,470	79,750

Impairment of goodwill and intangible asset	20,165	28,000

Severance costs	483	—

Restructuring costs	365	—

Transition and realignment costs	120	3,136

Operating (loss)	(19,890)	(21,652)

Interest (income)	(38)	(39)

Interest expense	2,278	1,719

Other expense	138	—

(Loss) before income taxes	(22,268)	(23,332)

Income tax (benefit)	(5,929)	(3,791)

Net (loss)	$(16,339)	$(19,541)

(Loss) per common share (see Note 3)

Basic	$(0.63)	$(0.76)

Diluted	$(0.63)	$(0.76)

Weighted average common shares outstanding

Basic	26,109	25,866

Diluted	26,109	25,866

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2019 and 2018

(In thousands)	2019	2018

Net (Loss)	$(16,339)	$(19,541)

Foreign currency translation adjustment	16	--

Comprehensive (Loss)	$(16,323)	$(19,541)

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and 2018

(In thousands, except shares)

	2019	2018

ASSETS

Current Assets

Cash and cash equivalents	$966	$3,178

Accounts receivable, less allowance for doubtful accounts of $879 and $409, respectively	54,728	50,609

Inventories	43,512	50,994

Refundable income taxes	882	1,784

Assets held for sale	7,512	—

Other current assets	3,380	3,516

Total current assets	110,980	110,081

Property, Plant and Equipment, at cost
Land	4,576	6,470
Buildings	27,015	35,961
Machinery and equipment	73,185	77,108
Construction in progress	455	1,340
	105,231	120,879
Less accumulated depreciation	(73,255)	(77,176)
Net property, plant and equipment	31,976	43,703

Goodwill	10,373	30,538

Other Intangible Assets, net	32,647	35,409

Other Long-Term Assets, net	15,124	9,786

Total assets	$201,100	$229,517

The accompanying notes are an integral part of these financial statements.

	2019	2018

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$18,664	$17,927
Accrued expenses	21,211	24,272

Total current liabilities	39,875	42,199

Long-Term Debt	39,541	45,360

Other Long-Term Liabilities	1,747	2,707

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 25,967,275 and 25,641,913 shares, respectively	125,729	124,104
Treasury shares, without par value;	(1,468)	(2,110)
Deferred compensation plan	1,468	2,133
Retained (loss) earnings	(5,808)	15,124
Accumulated other comprehensive income	16	—

Total shareholders’ equity	119,937	139,251

Total liabilities & shareholders’ equity	$201,100	$229,517

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2019 and 2018

(In thousands, except per share data)

						Accumulated
	Common Shares		Treasury Shares		Key Executive	Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2017	25,687	$120,059	(258)	$(2,457)	$2,657	-	$39,819	$160,078

Net (loss)	-	-	-	-	-	-	(19,541)	(19,541)
Stock compensation awards	43	319	-	-	-	-	-	319
Restricted stock units issued	44	-	-	-	-	-	-	-
Shares issued for deferred compensation	67	429	-	-	-	-	-	429
Activity of treasury shares, net	-	-	16	347	-	-	-	347
Deferred stock compensation	-	-	-	-	(524)	-	-	(524)
Stock-based compensation expense	-	3,012	-	-	-	-	-	3,012
Stock optons exercised, net	43	285	-	-	-	-	-	285
Dividends — $0.20 per share	-	-	-	-	-	-	(5,154)	(5,154)

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	-	$15,124	$139,251

Net (Loss)	-	-	-	-	-	-	(16,339)	(16,339)
Other comprehensive income	-	-	-	-	-	16	-	16
Stock compensation awards	104	354	-	-	-	-	-	354
Restricted stock untis issued	114	-	-	-	-	-	-	-
Shares issued for deferred compensation	74	290	-	-	-	-	-	290
Activity of treasury shares, net	-	-	33	642	-	-	-	642
Deferred stock compensation	-	-	-	-	(665)	-	-	(665)
Stock-based compensation expense	-	981	-	-	-	-	-	981
Stock optons exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(5,184)	(5,184)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	591	591

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	$16	$(5,808)	$119,937

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2019 and 2018
(In thousands)

	2019	2018
Cash Flows From Operating Activities
Net (Loss)	$(16,339)	$(19,541)

Non-cash items included in net (loss)
Depreciation and amortization	10,221	10,222
Impairment of goodwill and intangible asset	20,165	28,000
Deferred income taxes	(6,370)	(4,748)
Deferred compensation plan	266	359
Stock based compensation expense	981	3,012
Issuance of common shares as compensation	355	319
(Gain) on disposition of fixed assets	(32)	(26)
Allowance for doubtful accounts	776	214
Inventory obsolescence reserve	3,607	2,605

Change in certain assets and liabilities, net of acquisition
Accounts receivable	74	(1,943)
Inventories	(326)	(3,591)
Refundable income taxes	902	(1,009)
Accounts payable	684	(1,883)
Accrued expenses and other	(4,171)	(499)
Customer prepayments	698	9

Net cash flows provided by operating activities	11,491	11,500

Cash Flows From Investing Activities
Purchases of property, plant, and equipment	(2,618)	(3,406)
Proceeds from sale of fixed assets	32	1,538

Net cash flows (used in) investing activities	(2,586)	(1,868)

Cash Flows From Financing Activities
Payments of long-term debt	(126,431)	(99,258)
Borrowings of long-term debt	120,612	94,920
Cash dividends paid	(5,184)	(5,154)
Purchase of treasury shares	--	(107)
Shares withheld for employee taxes	(114)	(179)
Exercise of stock options	--	285

Net cash flows (used in) financing activities	(11,117)	(9,493)

(Decrease) Increase in cash and cash equivalents	(2,212)	139

Cash and cash equivalents at beginning of year	3,178	3,039

Cash and cash equivalents at end of year	$966	$3,178

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

Revenue Recognition:

The Company recognizes revenue when it satisfies the performance obligations in its customer contracts or purchase orders. Most of the Company’s products have a single performance obligation which is satisfied at a point in time when control is transferred to the customer. Control is generally transferred at time of shipment when title and risk of ownership passes to the customer. For customer contracts with multiple performance obligations, the Company allocates the transaction price and any discounts to each performance obligation based on relative standalone selling prices. Payment terms are typically within 30 to 90 days from the shipping date, depending on our terms with the customer. The Company offers standard warranties that do not represent separate performance obligations.

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

A number of the Company's products are highly customized. As a result, these customized products do not have an alternative use. For these products, the Company generally has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

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

	Twelve Months Ended
(In thousands)	June 30, 2019
	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$207,577	$54,866
Products and services transferred over time	27,537	38,872
	$235,114	$93,738

Type of Product and Services
New technology products	$203,049	$12,479
Legacy products	29,592	59,867
Turnkey services and other	2,473	21,392
	$235,114	$93,738

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

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30,	June 30,
	2019	2018

Accounts receivable	$55,607	$51,018
Less: Allowance for doubtful accounts	(879)	(409)
Accounts receivable, net	$54,728	$50,609

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2019 and June 30, 2018, the Company had bank balances of $1,461,000 and $4,507,000, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or net realizable value.  Cost of inventories includes the cost of purchased raw materials and purchased components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content. Cost is determined on the first-in, first-out basis.

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

The Company recorded $7,460,000 and $7,462,000 of depreciation expense in the years ended June 30, 2019 and, 2018 respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software, and non-compete agreements are recorded on the Company's balance sheet.  The definite-lived intangible assets are being amortized to expense over periods ranging between seven and twenty years.  The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment.  See additional information about goodwill and intangibles in Note 6.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses, and in the purchase price of acquired companies. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2019	June 30, 2018

Balance at beginning of the period	$6,876	$7,560
Additions charged to expense	5,190	5,181
Deductions for repairs and replacements	(4,379)	(5,865)
Balance at end of the period	$7,687	$6,876

Employee Benefit Plans:

In fiscal 2018, the Company changed its retirement plan to a 401(k) match whereby employee’s contributions to the 401(k) are matched by the Company. As with the previous defined contribution retirement plan and a discretionary profit sharing plan, the 401(k) match program covers substantially all of its non-union employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1,333,000 and $1,195,000 in June 30, 2019 and 2018, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products.  All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $5,266,000 and $5,952,000 for the fiscal years ended June 30, 2019 and 2018, respectively.

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

(Loss) Per Common Share:

The computation of basic (loss) per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted (loss) per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 324,000 shares and 720,000 shares in fiscal 2019 and 2018, respectively. See further discussion in Note 3.

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s fiscal year 2018 tax year, the Company will have a U.S statutory income tax rate of 27.6% for fiscal 2018 and will have a 21% U.S. statutory income tax rate for fiscal years thereafter. As of December 31, 2017, the Company re-valued the deferred tax balances because of the change in U.S. tax rate resulting in a one-time deferred tax expense of $3,323,000.

Foreign Exchange:

The functional currency of the Mexican legal entity is the Mexican Peso. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and were $16,000 as of June 30, 2019. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and were $138,000 for the twelve months ended June 30, 2019.

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
Shareholders’ Equity:
Retained earnings	$15,124	$591	$15,715

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company will adopt this guidance effective July 1, 2019 using a modified-retrospective transition method, under which it expects to elect not to adjust comparative periods. The Company intends to elect the package of practical expedients permitted under the new guidance. In addition, the Company plans to elect accounting policies to not record short-term leases on the balance sheet and to not separate lease and lease components.

The Company has completed its assessment of its lease portfolio and is in the process of finalizing the testing of its new lease accounting software solution and implementing new processes and controls to account for leases in accordance with the new guidance. The Company’s most significant leases are its two manufacturing facilities. Besides the two real estate leases, most other leases are relatively small and comprise mostly of a vehicle, forklifts and various office equipment. Upon adoption of this new guidance, the Company expects to recognize a $9.5 million to $12.5 million of right-of-use assets and corresponding lease liabilities on its consolidated balance sheet. The Company does not expect the adoption will have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

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

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, automotive dealerships, quick-service restaurants, grocery and pharmacy stores, and retail/national accounts. The Company also services lighting product customers through the commercial industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies used to manufacture certain LED light fixtures and sold directly to customers.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2019 and 2018. There was no concentration of accounts receivable at June 30, 2019 or 2018.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2019 and June 30, 2018:

(In thousands)	2019	2018
Net Sales:
Lighting Segment	$235,114	$260,613
Graphics Segment	93,738	81,410
Total Net Sales	$328,852	$342,023

Operating (Loss):
Lighting Segment	$(12,211)	$(12,795)
Graphics Segment	3,112	5,618
Corporate and Eliminations	(10,791)	(14,475)
Total Operating (Loss)	$(19,890)	$(21,652)

Capital Expenditures:
Lighting Segment	$2,239	$2,203
Graphics Segment	342	1,038
Corporate and Eliminations	37	165
Total Capital Expenditures	$2,618	$3,406

Depreciation and Amortization:
Lighting Segment	$7,648	$7,573
Graphics Segment	1,594	1,542
Corporate and Eliminations	979	1,107
Total Depreciation and Amortization	$10,221	$10,222

	June 30,	June 30,
	2019	2018
Identifiable Assets:
Lighting Segment	$142,105	$172,799
Graphics Segment	40,914	39,881
Corporate and Eliminations	18,081	16,837
Total Identifiable Assets	$201,100	$229,517

The segment net sales reported above represent sales to external customers. Segment operating (loss), which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)	2019	2018

Lighting Segment intersegment net sales	$2,043	$2,672
Graphics Segment intersegment net sales	$928	$1,276

NOTE 3 — (LOSS) PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted (loss) per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)	2019	2018
BASIC (LOSS) PER SHARE

Net (loss)	$(16,339)	$(19,541)

Weighted average shares outstanding during the period, net of treasury shares (a)	25,858	25,569
Weighted average vested restricted stock units outstanding	36	55
Weighted average shares outstanding in the Deferred Compensation Plan	215	242

Weighted average shares outstanding	26,109	25,866

Basic (loss) per share	$(0.63)	$(0.76)

DILUTED (LOSS) PER SHARE

Net (loss)	$(16,339)	$(19,541)

Weighted average shares outstanding - Basic	26,109	25,866

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	—	—

Weighted average shares outstanding (c)	26,109	25,866

Diluted (loss) per share	$(0.63)	$(0.76)

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 3,555,530 common shares and 2,802,420 common shares at June 30, 2019 and 2018, respectively, were not included in the computation of diluted (loss) per share because the exercise price was greater than the average fair market value of the common shares. For the years ended June 30, 2019 and June 30, 2018 the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net operating loss for the period.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2019	2018

Inventories:
Raw materials	$27,927	$31,795
Work-in-process	2,193	3,833
Finished goods	13,392	15,366
Total Inventories	$43,512	$50,994

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	June 30,	June 30,
(In thousands)	2019	2018

Accrued Expenses:
Compensation and benefits	$5,319	$9,394
Customer prepayments	1,768	1,070
Accrued sales commissions	1,301	2,274
Accrued warranty	7,687	6,876
Other accrued expenses	5,136	4,658
Total Accrued Expenses	$21,211	$24,272

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company currently has two reporting units that contain goodwill. There is one reporting unit within the Lighting Segment and one reporting unit within the Graphics Segment. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Fiscal 2019:

A sustained and significant decline in the Company’s stock price in the second quarter of fiscal 2019 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the two reporting units in the Lighting Segment that contained goodwill, as of December 31, 2018. In accordance with ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which was adopted in a prior period, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was fully impaired by $20,165,000. As a result of the full impairment of the goodwill of this reporting unit, the Company currently has two reporting units that contain goodwill; one reporting unit in the Lighting Segment and one reporting unit in the Graphics Segment.

As of March 1, 2019, the Company performed its annual goodwill impairment test on the two remaining reporting units that contain goodwill. The preliminary goodwill impairment test on one reporting unit in the Lighting Segment passed with a business enterprise value that was $38.9 million or 54% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value that was $3.0 million or 297% above the carrying value of the reporting unit including goodwill. The Company has performed an assessment of its goodwill from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

Fiscal 2018:

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

Another sustained and significant decline in the Company’s stock price in the fourth quarter of fiscal 2018 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the reporting units in the Lighting Segment that contains goodwill, as of May 31, 2018. This particular reporting unit was tested because its fair market value was marginally higher than its carrying value. The other reporting units had considerable clearance between its fair market value and carrying value. Because the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value that was $13.7 million or 11% above the carrying value of this reporting unit including goodwill. The Company had performed an assessment of goodwill from the date of the last impairment analysis in fiscal 2018 through the balance sheet date for possible triggering events and has concluded that other than the impairment analysis that was performed in the fourth quarter on the reporting unit in the Lighting Segment (see below), there were no triggering events that would indicate the assets were impaired.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2018
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(65,191)	(27,525)	(92,716)
Goodwill, net as of June 30, 2018	$29,373	$1,165	$30,538

Goodwill impairment	$(20,165)	$--	$(20,165)

Balance as of June 30, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of June 30, 2019	$9,208	$1,165	$10,373

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

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2019
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,070	$23,493
Patents	338	247	91
LED technology firmware, software	16,066	12,364	3,702
Trade name	2,658	719	1,939
			-
Total Amortized Intangible Assets	54,625	25,400	29,225

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$25,400	$32,647

	June 30, 2018
Other Intangible Assets	Gross
	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$10,011	$25,552
Patents	338	217	121
LED technology firmware, software	16,066	11,801	4,265
Trade name	2,658	609	2,049
Non-compete agreements	710	710	--
Total Amortized Intangible Assets	55,335	23,348	31,987

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,757	$23,348	$35,409

	Amortization Expense of Other Intangible Assets
(In thousands)	2019	2018

Amortization Expense	$2,762	$2,760

The Company expects to record annual amortization expense as follows:

(In thousands)

2020	$2,687
2021	$2,682
2022	$2,460
2023	$2,411
2024	$2,411
After 2024	$16,574

NOTE 7 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the fourth quarter of fiscal 2019. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of June 30, 2019, there was $39.5 million borrowed against the line of credit, and $35.5 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of June 30, 2019.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5,184,000 and $5,154,000 in fiscal years 2019 and 2018, respectively. Dividends on restricted stock units in the amount of $28,158 and $50,621 were accrued as of June 30, 2019 and 2018, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 12, 2019 to shareholders of record September 3, 2019.

NOTE 9 — EQUITY COMPENSATION

The Company’s equity compensation plan is the 2012 Stock Incentive Plan (“the Plan”), was approved by shareholders in November 2012, and amended in November 2016. The Plan covers all of the Company’s full-time employees, independent directors and certain advisors. The Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and other stock-based awards. All stock-based awards are granted at fair market value at the date of grant. The number of shares reserved for issuance under the Plan is 1,967,217 shares all of which are available for future grant or award as of June 30, 2019. The Plan contains a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation.

The Company has made time-based and performance-based stock option awards. Options generally have a three or four year ratable vesting period beginning one year after the date of grant. The maximum exercise period of service-based and performance-based stock options granted under the Plan is ten years.

 Inducement stock option agreements are granted by the Company to attract and retain key executives. Inducement stock options are separately registered securities and are not part of the Plan. Some options granted have a three-year ratable vesting period whereas other options vest upon specific performance of the Company’s stock. All Inducement stock options have a term of ten years only if the employee is employed for three years from the date of grant. In fiscal 2019, 550,000 Inducement stock options were granted.

The Company has also granted Restricted Stock Units (RSUs) under the Plan. RSUs ratably vest over a three or four year period beginning one year after the date of award. The Company has also granted Performance Stock Units (PSUs) that vest if the Company meets certain financial metrics over a three year period.

Stock Warrants

The Company has outstanding 200,000 fully exercisable stock warrants with an exercise price of $9.95 as of June 30, 2019. As of June 30, 2019, the warrants had a remaining contractual life of 2.7 years. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for the warrants. The stock warrants have a fair value of $2.87.

February 21,
2017

Dividend yield	2.01%
Expected volatility	39%
Risk-free interest rate	1.80%
Expected life (in years)	4.5

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The below listed weighted average assumptions were used for grants in the periods indicated.

	2019	2018

Dividend yield	4.6%	3.3%
Expected volatility	42%	41%
Risk-free interest rate	2.8%	1.8%
Expected life (in years)	4.9	6.0

At June 30, 2019, the 972,900 service-based and Inducement stock options granted during fiscal 2019 to employees had exercise prices ranging from $3.18 to $4.94 per share, fair values ranging from $0.72 to $2.10 per share, and remaining contractual lives of between 9 years and 10 years.

At June 30, 2018, the 794,537 options granted during fiscal 2018 to employees had exercise prices ranging from $5.92 to $6.54 per share, fair values ranging from $1.71 to $1.96 per share, and remaining contractual lives of between 9 years and 10 years. The performance metric for the 345,560 performance-based stock options granted in fiscal 2018 was not achieved; therefore, these stock options were forfeited in fiscal 2018.

The Company calculates stock option expense using the Black-Scholes model.  Stock option expense is recorded on a straight-line basis, or sooner if the grantee is retirement eligible as defined in the Plan, with an estimated 14.86% forfeiture rate effective April 1, 2019. Previous estimated forfeiture rates were between 2.00% and 8.79% between the periods January 1, 2013 through March 31, 2019. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants.  The risk-free interest rate is the rate of a five year Treasury security at constant, fixed maturity on the approximate date of the stock option grant.  The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised.  It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $876,333 and $2,147,423 of expense related to stock options in fiscal years 2019 and 2018, respectively.

Information related to all stock options for the years ended June 30, 2019 and June 30, 2018 is shown in the following tables:

	June 30, 2019
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/18	3,298,677	$8.06	7.0	$8,037

Granted	972,900	$4.57
Exercised	--	$--
Forfeited	(1,406,548)	$7.21
Expired	(115,403)	$9.12

Outstanding at 6/30/19	2,749,626	$7.23	6.8	$23,500

Exercisable at 6/30/19	1,733,471	$8.33	5.6	$--

	Ended June 30, 2018
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at 6/30/17	3,119,688	$9.12	7.4	$2,332,324

Granted	794,537	$5.98
Exercised	(42,939)	$6.66
Forfeited	(467,609)	$9.11
Expired	(105,000)	$19.62

Outstanding at 6/30/18	3,298,677	$8.06	7.0	$8,037

Exercisable at 6/30/18	1,824,552	$8.22	5.8	$39,011

The following table presents information related to unvested stock options:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2018	1,474,125	$2.65
Granted	972,900	$1.48
Vested	(786,536)	$2.91
Forfeited	(644,334)	$1.93
Unvested at June 30, 2019	1,016,155	$1.79

The weighted average grant date fair value of options granted during fiscal years 2019 and 2018 was $1.48 per share and $1.73 per share, respectively. The aggregate intrinsic value of options exercised during the years ended June 30, 2019 and June 30, 2018 $0 and $39,011, respectively. The aggregate grant date fair value of options that vested during fiscal 2019 and 2018 was $2,287,386 and $3,192,672, respectively. There were no exercises of stock options in fiscal 2019. The Company received $285,875 of cash from employees who exercised options in fiscal year 2018.

For fiscal year 2019, the Company recognized a current income tax benefit of $116,785 for tax deductions related to equity compensation. A discrete tax expense of $282,785 was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

For fiscal year 2018, exercised options resulted in an income tax benefit of $116,602. Pursuant to the implementation of ASU 2016-09, the Company recognized a discrete tax expense of $292,000 to reduce deferred tax assets for cancelled awards and for detriments compared to the current year tax deduction. A discrete tax benefit of $10,767 was recognized for disqualifying dispositions of incentive stock options.

Restricted Stock Units

There were no Restricted Stock Options (RSUs) awarded to employees during fiscal 2019. A total of 91,490 RSUs with a weighted average fair value of $5.92 per share were awarded to employees during the twelve months ended June 30, 2018. The service-based RSUs awarded during fiscal 2017 and in prior fiscal years have a four year ratable vesting period beginning one year after the date of award. RSUs awarded during fiscal 2018 have a three year ratable vesting period. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $16,848 and $50,621 were accrued as of June 30, 2019 and 2018, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The following table presents information related to RSUs:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2018	169,397	$8.03
Granted	--	$--
Vested	(113,523)	$8.14
Forfeited	(22,832)	$7.91
Unvested at June 30, 2019	33,042	$7.72

The Company recorded $40,893 of expense related to RSUs during fiscal year 2019. As of June 30, 2019, the 33,042 RSUs outstanding have a weighted average remaining contractual life of 3.5 years. Of the 33,042 RSUs outstanding as of June 30, 2019, 32,429 RSUs are vested or expected to vest in the future. The approximate unvested stock compensation expense that will be recorded as expense in future periods for RSU’s is $45,683. The weighted average time over which this expense will be recorded is approximately 13 months. An estimated forfeiture rate of 8.3% was used in the calculation of expense related to the RSUs.

Performance Stock Units

A total of 134,350 Performance Stock Units (PSUs) with a weighted average fair value of $4.94 per share were awarded to employees during fiscal 2019 and no PSUs were awarded to employees during the twelve months ended June 30, 2018. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. The PSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on PSUs in the amount of $11,310 and $0 were accrued as of June 30, 2019 and 2018, respectively. Accrued dividends are paid to the holder upon vesting of the PSUs and issuance of shares.

The following table presents information related to PSUs:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested at June 30, 2018	--	$--
Granted	134,350	$4.94
Vested	--	$--
Forfeited	(77,800)	$4.94
Unvested at June 30, 2019	56,550	$4.94

The Company recorded $62,474 of expense related to PSUs during fiscal year 2019. As of June 30, 2019, the 56,550 PSUs outstanding have a weighted average remaining contractual life of 2.1 years. Of the 56,550 PSUs outstanding as of June 30, 2019, 43,451 PSUs are vested or expected to vest in the future. The approximate unvested stock compensation expense that will be recorded as expense in future periods for PSU’s is $152,172. The weighted average time over which this expense will be recorded is approximately 25 months. An estimated forfeiture rate of 11.7% was used in the calculation of expense related to the PSUs.

Director and Employee Stock Compensation Awards

The Company awarded a total of 104,020 and 41,388 common shares as stock compensation awards in fiscal years 2019 and 2018, respectively. These common shares were valued at their approximate $374,000 and $312,000 fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2019, there were 32 participants, all with fully vested account balances. A total of 208,965 common shares with a cost of $1,468,161, and 241,996 common shares with a cost of $2,110,248 were held in the plan as of June 30, 2019 and 2018, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of purchases of shares on the open stock market or newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 74,721 and 67,138 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2019 and during fiscal 2018, respectively. The Company used $106,537 to purchase 15,225 common shares of the Company in the open stock market during fiscal year 2018.

The Company’s non-qualified deferred compensation is no longer funded by purchases in the open market of LSI stock as of September 30, 2017. This plan is now solely funded by newly issued shares that are authorized from the Plan.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments, including minimum annual rental commitments, of the Company totaled $21,867,000 and $21,451,000 of June 30, 2019 and June 30, 2018, respectively. The Company leases certain of its facilities and equipment under operating lease arrangements. The facility leases contain the option to renew for periods ranging from one to seven years. Rental expense was $2,654,000 and $2,867,000 in fiscal 2019 and 2018, respectively. Minimum annual rental commitments under non-cancelable operating leases are indicated in the table below:

2020	2021	2022	2023	2024	After 2025
$2,210,630	$2,198,595	$2,158,112	$2,142,479	$1,866,851	$1,605,753

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2019	2018
Components of (loss) before income taxes:
United States	$(23,005)	$(23,332)
Foreign	737	—
(Loss) before income taxes	$(22,268)	$(23,332)

Provision for income taxes:
Current	$88	$--
U.S. federal	221	922
State and local	132	35
Total current	441	957

Deferred	(6,370)	(4,748)
Total provision for income taxes	$(5,929)	$(3,791)

(In thousands)	2019	2018
Reconciliation to federal statutory rate:
Federal statutory tax rate	21.0%	27.6%
State and local taxes, net of federal benefit	3.3	1.1
Foreign operations	(0.3)	--
Federal tax credits	0.8	0.9
Valuation allowance	3.8	3.5
Domestic production activities deduction	--	0.6
Uncertain tax position activity	0.3	0.4
Shared based compensation	(1.3)	(1.3)
Tax rate changes	(0.2)	(14.2)
Other	(0.8)	(2.3)
Effective tax rate	26.6%	16.3%

The Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the U.S. corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s fiscal 2018 tax year, the Company will have a U.S. statutory income tax rate of 27.6% for fiscal 2018 and will have a 21% U.S statutory income tax rate for fiscal years thereafter. During the year ended June 30, 2018, the Company recognized a net deferred tax expense of $3,322,991 as a result of the revaluation of its deferred tax balances due to the tax rate changes caused by the Act. The company completed its accounting for the income tax effects of the Act during the year ended June 30, 2018.

The components of deferred income tax assets and (liabilities) at June 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018

Uncertain tax positions	$128	$119
Reserves against current assets	1,800	1,348
Accrued expenses	1,722	2,028
Interest	388	--
Deferred compensation	308	402
Stock-based compensation	926	1,296
State net operating loss carryover and credits	2,374	2,194
Long term capital loss carryforward	2,555	2,555
Goodwill, acquisition costs and intangible assets	8,949	4,728
U.S. Federal net operating loss carryover and credits	1,139	232
Deferred income tax asset before valuation allowance	20,289	14,902

Valuation allowance	(3,820)	(4,749)
Deferred income tax asset	16,469	10,153

Depreciation	(2,169)	(2,045)
Deferred income tax liability	(2,169)	(2,045)

Net deferred income tax asset	$14,300	$8,108

The Company has deferred tax assets for US federal net operating loss carry forwards of $914,000 and $187,000 at June 30, 2019 and June 30, 2018, respectively. The amount recognized this year of $727,000 has an indefinite carry forward period. The remainder of $187,000 was acquired from Virticus Corporation and will expire over a 3-year period beginning in June 30, 2029. The acquired federal net operating loss is subject to Internal Revenue Code Section 382. The Company has determined, more likely than not, the amount will be realized before expiration.

The Company has deferred tax assets for research and development credits of $225,000, and $45,000, at June 30, 2019 and June 30, 2018, respectively. The amount recognized this year of $180,000 has a 15 year carry forward. The remainder of $45,000 was acquired from Virticus Corporation and will expire over a 2-year period beginning June 30, 2029. The acquired credit is limited by Internal Revenue Code Section 382. The Company has determined, more likely than not, the amount will be realized before expiration.

The Company has state net operating loss carryovers and credits of $2,374,000 and $2,194,000 at June 30, 2019 and June 30, 2018, respectively. The amount recognized in fiscal 2019 relates to net deferred tax assets of $180,000 of various state net operating losses.

Also related to the acquisition of Virticus Corporation, the Company has recorded a deferred state income tax asset related to a state net operating loss carryover and a state research and development credit in Oregon in the amount of $108,000 and $108,000, for fiscal years 2019 and 2018, respectively. The Company has determined this asset more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.

As of June 30, 2019, and 2018, the Company has recorded a deferred state income tax asset net of federal tax benefits related to non-refundable New York state tax credits in the amount of $2,086,000 and $2,086,000, respectively. These credits do not expire, but pursuant to New York state legislation enacted in fiscal 2014, the Company has determined that this asset, more likely than not, will not be realized. As of June 30, 2019, and 2018, the Company has recorded a full valuation reserve in the amount of $2,086,000 and $2,086,000, respectively.

During fiscal 2015, the Company generated a capital loss from the sale of a Canadian subsidiary. During fiscal 2019, the Company entered into an agreement to sell its New Windsor, NY facility, which is expected to close in the first quarter of fiscal 2020 and result in a taxable capital gain. The Company expects to use $929,000 of the capital loss deferred tax asset, and therefore, released a valuation allowance for this amount this year. The remaining capital loss carryforward deferred tax asset of $1,626,000 has a full valuation allowance established against it because the Company has no expectation of generating capital gains to utilize the loss before it expires at the end of June 30, 2020.

Considering all issues discussed above, the Company has recorded valuation reserves of $3,820,000 and $4,749,000 as of June 30, 2019 and 2018, respectively.

At June 30, 2019, tax, interest, and penalties, net of potential federal tax benefits, were $586,000, $245,000, and $151,000, respectively, of the total reserve for uncertain tax positions of $982,000. The entire uncertain tax position of $586,000, net of federal tax benefit, would impact the effective tax rate if recognized. At June 30, 2018, tax, interest, and penalties, net of potential federal tax benefits, were $651,000, $259,000, and $159,000 respectively, of the total reserve for uncertain tax positions of $1,069,000. The entire uncertain tax position of $651,000 net of federal tax benefit, would impact the effective tax rate if recognized. The liability for uncertain tax position is included in Other Long-Term Liabilities.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $65,000 net tax benefit in fiscal 2019 and $20,000 net tax benefit in fiscal 2018, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $14,000 and $7,000, respectively, in fiscal 2019 and $9,000 and $35,000, respectively, in fiscal 2018. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

(in thousands)	2019	2018

Balance at beginning of the fiscal year	$736	$842
Decreases — tax positions in prior period	(120)	(185)
Increases — tax positions in current period	59	41
Increases – tax positions in prior period	---	42
Settlements and payments	---	(4)
Lapse of statute of limitations	---	—
Balance at end of the fiscal year	$675	$736

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2016. The Internal Revenue Service completed the audit of the tax year ended June 30, 2016.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2019	2018
Cash payments for:
Interest	$2,222	$1,582
Income taxes	$86	$1,854

Non-cash investing and financing activities
Issuance of common shares as compensation	$355	$319
Issuance of common shares to fund deferred compensation plan	$290	$429

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2019, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The Company recorded severance charges of $560,000 and $1,900,000 in fiscal 2019 and 2018, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 15.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2019 and 2018:

	Fiscal	Fiscal
	Year Ended	Year Ended
(In thousands)	June 30,	June 30,
	2019	2018

Balance at beginning of the period	$1,772	$235
Accrual of expense	560	1,900
Payments	(1,198)	(363)
Adjustments	—	—
Balance at end of the period	$1,134	$1,772

Of the total $1,134,000 severance reserve reported as of June 30, 2019, $591,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $543,000 has been classified as a long-term liability.

NOTE 15 – RESTRUCTURING COSTS

On October 29, 2018, the Company announced plans to close its lighting manufacturing facility in New Windsor, New York. The closure was part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The Company moved production to its other existing facilities in the third and fourth quarters of fiscal 2019 with the completion of the transfer in May 2019. The closure allowed the Company to improve utilization of existing manufacturing capacity and will generate annual savings of approximately $4.0 million. Further, the Company previously announced that it entered into a definitive agreement to sell the New Windsor, New York manufacturing facility for approximately $12 million. It is likely the formal sale of the facility will occur in the first quarter of fiscal 2020 which is expected to generate a book gain. The sale of the facility is listed as an asset held for sale as of June 30, 2019. As of June 30, 2019, the Company has incurred restructuring costs of $1,650,000 related to the closure of the New Windsor, New York facility. The Company also incurred $1,119,000 of expense in fiscal 2019 to write-down inventory which is not included in the tables below.

In the first quarter of fiscal 2019, management approved the closure of its 12,000 square foot leased facility in Hawthorne, California. The facility was used as a warehouse and for light assembly of light fixtures. The Company has moved the light assembly to its Blue Ash, Ohio facility. The restructuring charges consist primarily of transportation costs to move inventory to Blue Ash, the impairment of equipment, costs to restore the leased facility, and severance benefits. As of June 31, 2019, the Company has incurred restructuring costs of $156,000 related to the closure of the Hawthorne facility. The Company also incurred $148,000 of expense to write-down inventory which is a re-valuation of the previous estimate and which is not included in the tables below.

The following table presents information about restructuring costs recorded in fiscal 2019:

Total
Fiscal 2019
(In thousands)	Restructuring
Costs

Severance and other termination benefits	$537
Lease obligation	99
Impairment of fixed assets and accelerated depreciation	427
Other	743
Total	$1,806

The following table presents restructuring costs incurred by line item in the consolidated statement of operations in which the costs are included:

	Total	Total
	Fiscal 2019	Fiscal 2018
(In thousands)	Restructuring	Restructuring
	Costs	Costs

Cost of Goods Sold	$1,441	$--
Operating Expenses	365	--
Total	$1,806	$--

The following table presents information about restructuring costs by segment for the periods indicated:

	Total	Total
	Fiscal 2019	Fiscal 2018
(In thousands)	Restructuring	Restructuring
	Expenses	Expenses

Lighting Segment	$1,757	$--
Graphics Segment	--	--
Corporate and Eliminations	49	--
Total	$1,806	$--

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2018	Restructuring Expense	Payments	Adjustments	Balance as of June 30, 2019

Severance and termination benefits	$--	$537	$(301)	$--	$236
Facility repairs	--	99	(99)	--	--
Other restructuring costs	--	743	(743)	--	--
Total	$--	$1,379	$(1,143)	$--	$236

Refer to Note 14 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 16 — RELATED PARTY TRANSACTIONS

The law firm of Keating Muething & Klekamp PLL, of which the son of one of the Company’s previous independent outside directors is a partner, provides certain legal services to the Company. Wesco International, of which one of the Company’s independent outside directors is a director, purchases lighting fixtures from the Company.

The Company has recorded expense for the following related party transactions in the fiscal years indicated:

(In thousands)	2019	2018

Keating Muething & Klekamp PLL	$406	$161

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

(In thousands)	June 30,	June 30,
	2019	2018

Keating Muething & Klekamp PLL	$—	$—

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2019	2018

Wesco International	$1,347	$3,200

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions:

(In thousands)	June 30,	June 30,
	2019	2018

Wesco International	$55	$16

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended				Fiscal
(In thousands except per share data)	Sept. 30	Dec. 31	March 31	June 30	Year

2019
Net sales	$84,957	$89,541	$72,832	$81,522	$328,852
Gross profit	21,261	19,656	15,337	17,459	73,713
Net income (loss)	1,749	(15,782)	(3,168)	862	(16,339)

Earnings (loss) per share
Basic	$0.07	$(0.61)	$(0.12)	$0.03	$(0.63)
Diluted	$0.07	$(0.61)	$(0.12)	$0.03	$(0.63)

Range of share prices
High	$5.62	$4.63	$3.86	$3.72	$5.62
Low	$4.20	$3.15	$2.51	$2.59	$2.51

2018
Net sales	$87,466	$92,305	$78,843	$83,409	$342,023
Gross profit	23,703	25,307	19,918	20,306	89,234
Net (loss) income	(15,629)	(1,468)	220	(2,664)	(19,541)

(Loss) per share
Basic	$(0.61)	$(0.06)	$(0.01)	$(0.10)	$(0.76	) (a)
Diluted	$(0.61)	$(0.06)	$(0.01)	$(0.10)	$(0.76	) (a)

Range of share prices
High	$9.27	$7.49	$8.88	$8.11	$9.27
Low	$4.99	$6.07	$6.70	$4.91	$4.91

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods. There is no difference between basic and diluted shares due to losses

At August 30, 2019, there were approximately 653 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2019 and 2018

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN4 E	COLUMN F
		Additions
	Balance	Charged to	Additions		Balance
	Beginning	Costs and	From Company	(a)	End of
Description	of Period	Expenses	Acquired	Deductions	Period

Allowance for Doubtful Accounts:

Year Ended June 30, 2019	$409	$776	$—	$(306)	$879
Year Ended June 30, 2018	$506	$214	$—	$(311)	$409

Inventory Obsolescence Reserve:

Year Ended June 30, 2019	$3,632	$3,641	$—	$(2,668)	$4,605
Year Ended June 30, 2018	$2,815	$2,605	$—	$(1,788)	$3,632

Deferred Tax Asset Valuation Reserve:

Year Ended June 30, 2019	$4,749	$—	$—	$(929)	$3,820
Year Ended June 30, 2018	$5,556	$—	$183	$(990)	$4,749

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.