Form 10-Q
period 2019-09-30
LSI INDUSTRIES INC
filed 2019-11-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 OR

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____  NO    X

As of October 25, 2019, there were 26,105,943 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2019	2018

Net sales	$88,701	$84,957

Cost of products and services sold	66,588	63,541

Restructuring costs	258	155

Gross profit	21,855	21,261

Selling and administrative expenses	19,862	18,327

Restructuring (gain)	(4,846)	--

Operating income	6,839	2,934

Interest (income)	(1)	(14)

Interest expense	432	532

Other expense	82	--

Income before income taxes	6,326	2,416

Income tax expense	1,851	667

Net income	$4,475	$1,749

Earnings per common share (see Note 4)
Basic	$0.17	$0.07
Diluted	$0.17	$0.07

Weighted average common shares outstanding
Basic	26,236	26,032
Diluted	26,293	26,365

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENS OF NET INCOME

(Unaudited)

	Three months Ended September 30
	First Quarter
(In thousands)	FY 2020	FY 2019

Net Income	$4,475	$1,749

Foreign currency translation adjustment	23	--

Comprehensive Income	$4,498	$1,749

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2019	2019

ASSETS

Current Assets

Cash and cash equivalents	$1,579	$966

Accounts receivable, less allowance for doubtful accounts of $993 and $879, respectively	58,442	54,728

Inventories	43,078	43,512

Refundable income taxes	885	882

Asset held for sale	--	7,512

Other current assets	3,554	3,380

Total current assets	107,538	110,980

Property, Plant and Equipment, at cost
Land	4,576	4,576
Buildings	27,083	27,015
Machinery and equipment	70,296	73,185
Construction in progress	683	455
	102,638	105,231
Less accumulated depreciation	(72,127)	(73,255)
Net property, plant and equipment	30,511	31,976

Goodwill	10,373	10,373

Other Intangible Assets, net	31,972	32,647

Other Long-Term Assets, net	23,127	15,124

Total assets	$203,521	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2019	2019

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23.301	$18,664
Accrued expenses	21,871	21,211

Total current liabilities	45,172	39,875

Long-Term Debt	23,181	39,541

Other Long-Term Liabilities	12,010	1,747

Commitments and Contingencies (Note 12)	—	—

Shareholders’ Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	—	—
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,049,515 and 25,967,275 shares, respectively	126,235	125,729
Treasury shares, without par value;	(1,108)	(1,468)
Deferred compensation plan	1,118	1,468
Retained (loss)	(3,080)	(5,808)
Accumulated other comprehensive income	(7)	16

Total shareholders’ equity	123,158	119,937

Total liabilities & shareholders’ equity	$203,521	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Inccome (Loss)	Earnings	Equity

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	-	$15,124	$139,251

Net Income	-	-	-	-	-	-	1,749	1,749
Other comprehensive income	-	-	-	-	-	-	-	-
Stock compensation awards	17	90	-	-	-	-	-	90
Restricted stock untis issued	97	-	-	-	-	-	-	-
Shares issued for deferred compensation	27	126	-	-	-	-	-	126
Activity of treasury shares, net	-	-	16	265	-	-	-	265
Deferred stock compensation	-	-	-	-	(264)	-	-	(264)
Stock-based compensation expense	-	551	-	-	-	-	-	551
Dividends — $0.20 per share	-	-	-	-	-	-	(1,296)	(1,296)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	591	591

Balance at September 30, 2018	26,025	$124,871	(226)	$(1,845)	$1,869	$-	$16,168	$141,063

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Inccome (Loss)	Earnings	Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	4,475	4,475
Other comprehensive income	-	-	-	-	-	(23)	-	(23)
Stock compensation awards	21	75	-	-	-	-	-	75
Restricted stock untis issued	18	-	-	-	-	-	-	-
Shares issued for deferred compensation	7	33	-	-	-	-	-	33
Activity of treasury shares, net	-	-	36	360	-	-	-	360
Deferred stock compensation	-	-	-	-	(350)	-	-	(350)
Stock-based compensation expense	-	398	-	-	-	-	-	398
Stock optons exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(1,319)	(1,319)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at September 30, 2019	26,222	$126,235	(173)	$(1,108)	$1,118	$(7)	$(3,080)	$123,158

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2019	2018
Cash Flows from Operating Activities
Net income	$4,475	$1,749
Non-cash items included in net income:
Depreciation and amortization	2,399	2,643
Deferred income taxes	1,823	85
Deferred compensation plan	43	127
Stock compensation expense	398	551
Issuance of common shares as compensation	75	90
Loss on disposition of fixed assets	69	--
(Gain) on disposition of facility	(4,821)	--
Allowance for doubtful accounts	140	(19)
Inventory obsolescence reserve	298	766

Changes in certain assets and liabilities
Accounts receivable	(3,854)	(4,218)
Inventories	136	(3,519)
Refundable income taxes	(3)	587
Accounts payable	4,611	5,723
Accrued expenses and other	440	(3,172)
Customer prepayments	130	795
Net cash flows provided by operating activities	6,359	2,188

Cash Flows from Investing Activities
Proceeds from the sale of assets	12,338	--
Purchases of property, plant and equipment	(355)	(648)
Net cash flows (used in) provided by investing activities	11,983	(648)

Cash Flows from Financing Activities
Payments of long-term debt	(51,612)	(23,039)
Borrowings of long-term debt	35,252	23,831
Cash dividends paid	(1,319)	(1,296)
Shares withheld for employees’ taxes	(50)	(52)
Net cash flows (used in) financing activities	(17,729)	(556)

Increase in cash and cash equivalents	613	984

Cash and cash equivalents at beginning of period	966	3,178

Cash and cash equivalents at end of period	$1,579	$4,162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations for the three month periods ended September 30, 2019 and 2018, and its cash flows for the three month periods ended September 30, 2019 and 2018. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2018 Annual Report on Form 10-K.  Financial information as of June 30, 2019 has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form 10-K. Significant changes to our accounting policies as a result of adopting ASU-2014-09 “Revenue from Contracts with Customers” (Topic 606) in the first quarter of fiscal 2019 and adopting ASU 2016-02, “Leases” in the first quarter of fiscal 2019, which are discussed below.

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

	Three Months Ended September 30
	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$56,525	$17,725
Products and services transferred over time	6,666	7,785
	$63,191	$25,510

	Three Months Ended September 30
	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage, electronic circuit boards	$54,483	$3,874
Legacy Products	8,038	16,700
Turnkey Services and Other	670	4,936
	$63,191	$25,510

Legacy products include lighting fixtures utilizing light sources other than LED technology and printed two- and three-dimensional graphic products. Turnkey services and other includes installation services along with shipping and handling charges.

Practical Expedients and Exemptions

●

The Company’s contracts with customers have an expected duration of one year or less, as such the Company applies the practical expedient to expense sales commissions as incurred and have omitted disclosures on the amount of remaining performance obligations.

●	Shipping costs that are not material in context of the delivery of products are expensed as incurred.
●

The Company’s accounts receivable balance represents the Company’s unconditional right to receive payment from its customers with contracts. Payments are generally due within 30 to 90 days of completion of the performance obligation and invoicing; therefore, payments do not contain significant financing components.

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

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases.” The amended guidance requires an entity to recognize assets and liabilities that arise from leases. The amended guidance is effective for financial statements issued for fiscal and interim periods within those years, beginning after December 15, 2018, or the Company’s fiscal 2020, with early adoption permitted. The Company adopted this guidance effective July 1, 2019 using a modified-retrospective transition method, under which it elected not to adjust comparative periods. The Company elected the package of practical expedients permitted under the new guidance to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease component and the accounting policy election to not present leases with an initial term of twelve months or less on the balance sheet.

The Company’s most significant leases are those relating to its two manufacturing facilities along with a small office space. Besides these three real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts, small tooling, and various office equipment. All of the Company’s leases are operating leases and are included in other long-term assets with the corresponding liability in other long-term liabilities. Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million and lease liabilities of 10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to consolidated statements of operations or consolidated statements of cash flow. (Refer to Note 15)

Subsequent Events:

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

There was no concentration of consolidated net sales in the three months ended September 30, 2019 or 2018.  There was no concentration of accounts receivable at September 30, 2018 or June 30, 2019.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2019 and September 30, 2018:

	Three Months Ended
(In thousands)	September 30
	2019	2018
Net Sales:
Lighting Segment	$63,191	$61,432
Graphics Segment	25,510	23,525
	$88,701	$84,957

Operating Income (Loss):
Lighting Segment	$9,159	$3,850
Graphics Segment	1,017	2,387
Corporate and Eliminations	(3,337)	(3,303)
	$6,839	$2,934

Capital Expenditures:
Lighting Segment	$330	$276
Graphics Segment	--	266
Corporate and Eliminations	25	106
	$355	$648

Depreciation and Amortization:
Lighting Segment	$1,778	$1,990
Graphics Segment	386	395
Corporate and Eliminations	235	258
	$2,399	$2,643

	September 30, 2019	June 30, 2019
Identifiable Assets:
Lighting Segment	$141,647	$142,105
Graphics Segment	44,467	40,914
Corporate and Eliminations	17,407	18,081
	$203,521	$201,100

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
	September 30
(In thousands)	2019	2018

Lighting Segment inter-segment net sales	$811	$409

Graphics Segment inter-segment net sales	$24	$31

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2019	2018

BASIC EARNINGS (LOSS) PER SHARE

Net income	$4,475	$1,749

Weighted average shares outstanding, net of treasury shares (a)	26,024	25,752
Weighted average vested restricted stock units outstanding	24	53
Weighted average shares outstanding in the Deferred Compensation Plan	188	227
Weighted average shares outstanding	26,236	26,032

Basic earnings per share	$0.17	$0.07

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$4,475	$1,749

Weighted average shares outstanding
Basic	26,236	26,032

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	57	333

Weighted average shares outstanding (c)	26,293	26,365

Diluted earnings per share	$0.17	$0.07

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Options to purchase 2,861,423 common shares and 3,146,466 common shares at September 30, 2019 and 2018, respectively, were not included in the computation of the three month period for diluted earnings per share, respectively, because the exercise price was greater than the average fair market value of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2019	2019

Inventories:
Raw materials	$28,783	$27,927
Work-in-process	1,757	2,193
Finished goods	12,538	13,392
Total Inventories	$43,078	$43,512

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2019	2019

Accrued Expenses:
Compensation and benefits	$3,974	$5,319
Customer prepayments	1,898	1,768
Accrued sales commissions	2,248	1,301
Accrued warranty	7,666	7,687
Other accrued expenses	6,085	5,136
Total Accrued Expenses	$21,871	$21,211

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of two reporting units that contain goodwill. There is one reporting unit within the Lighting Segment and one reporting unit within the Graphics Segment. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2019
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of June 30, 2019	$9,208	1,165	10,373

Balance as of September 30, 2019
Goodwill	$94,564	28,690	123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of September 30, 2019	$9,208	1,165	10,373

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	September 30, 2019
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,585	$22,978
Patents	338	254	84
LED technology firmware, software	16,066	12,489	3,577
Trade name	2,658	747	1,911
Total Amortized Intangible Assets	54,625	26,075	28,550

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$26,075	$31,972

	June 30, 2019
Other Intangible Assets	Gross
(In thousands)	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,070	$23,493
Patents	338	247	91
LED technology	16,066	12,364	3,702
firmware, software	2,658	719	1,939
Trade name			-
Total Amortized Intangible Assets	54,625	25,400	29,225

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	--	3,422
Total Indefinite-lived Intangible Assets	3,422	--	3,422

Total Other Intangible Assets	$58,047	$25,400	$32,647

(In thousands)	Amortization Expense of Other Intangible Assets
	September 30, 2019	September 30, 2018

Three Months Ended	$675	$691

The Company expects to record annual amortization expense as follows:

(In thousands)

2020	$2,687
2021	$2,682
2022	$2,459
2023	$2,412
2024	$2,412
After 2024	$16,573

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the first quarter of fiscal 2020. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of September 30, 2019, there was $23.2 million borrowed against the line of credit, and $51.8 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of September 30, 2019.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1,319,000 and $1,296,000 in the three months ended September 30, 2019 and 2018, respectively. Dividends on restricted stock units in the amount of $34,842 and $31,553 were accrued as of September 30, 2019 and 2018, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 26, 2019 to shareholders of record as of November 18, 2019. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 - EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan. The purpose of the plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. This plan replaced the 2012 Stock Incentive Plan. The number of shares of common stock authorized for issuance under the plan is 2,650,000 which will be combined with the remaining shares available under the previous plan of 1,147,429 shares as of September 30, 2019 for total number of shares available for issuance of approximately 3.8 million. The plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, performance stock units, and other stock-based awards.

In the first quarter of fiscal 2020, the Company granted 455,429 non-qualified serviced-based stock options with an exercise price of $3.83 and 199,310 Performance Stock Units and 81,917 Restricted Stock Units at a fair value of $3.83. Stock compensation expense was $398,000 and $551,000 in the first quarter of fiscal 2019 and 2018, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three Months Ended September 30
	2019	2018
Cash payments:
Interest	$464	$518
Income taxes	$--	$(39)

Non-cash investing and financing activities:
Issuance of common shares as compensation	$75	$90
Issuance of common shares to fund deferred compensation plan	$33	$127

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2019, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s Accrued Severance Liability is as follows for the periods indicated:

	Three	Three	Fiscal
	Months Ended	Months Ended	Year Ended
(In thousands)	September 30,	September 30,	June 30,
	2019	2018	2019

Balance at beginning of the period	$1,134	$1,772	$1,772
Accrual of expense	18	--	560
Payments	(162)	(197)	(1,198)
Adjustments	--	--	--
Balance at end of the period	$990	$1,575	$1,134

Of the total $990,000 reported as of September 30, 2019, $591,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $399,000 has been classified as a long-term liability.

NOTE 14 – RESTRUCTURING COSTS

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility. The net proceeds from the sale was $12.3 million resulting in a gain of $4.8 million. The Company also incurred additional restructuring costs totaling $233,000 related to closure of the New York facility which impacted both the Lighting and Graphics segment.

The following table presents information about restructuring costs for the periods indicated:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30,	September 30,
	2019	2018

Severance benefits	$--	$19
Moving costs	--	53
Impairment of fixed assets and accelerated depreciation	49	43
Facility repairs	--	40
Gain on sale of facility	(4,821)	--
Exit Costs	184	--
Total	$(4,588)	$155

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

(In thousands)
	Balance as of June 30, 2019	Restructuring Expense	Payments	Adjustments	Balance as of September 30, 2019

Severance and termination benefits	$236	$--	$(131)	$--	$105
Other restructuring costs	--	184	(184)	--	--
Total	$236	$184	$(315)	$--	$105

NOTE 15 - LEASES

The Company leases two of its manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items, and various items of office equipment. All of the Company’s leases are operating leases and are included in other long-term assets with the corresponding liability in other long-term liabilities. Leases have a remaining term of 1 to 5 years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the balance sheet. For the three months ended September 30, 2019, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million and lease liabilities of 10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the new standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow.

Three Months Ended September 30, 2019
(in thousands)

Operating lease cost	587

Supplemental Cash Flow Information:	Three Months Ended September 30, 2019
(in thousands)
Operating cash flows from operating leases
Fixed payments	573
Liability reduction	443

At September 30, 2019
Operating Leases:
Total operating right-of-use asset (Other long-term assets)	9,953

Accrued Liabiltities (Current liabilities)	324
Long-term operating lease liability (Other long-term liabilties)	10,368
10,692

Weighted Average Remaining Lease Term (in years)	5.3

Weighted Average Discount Rate	4.85%

Maturities of Lease Liability:
2020	1,846
2021	2,303
2022	2,279
2023	2,244
2024	1,918
therefter	1,680
Total lease payments	12,270
Less: Interest	(1,578)
Present Value of Lease Liabilities	10,692

NOTE 16 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility resulting in a book gain of $4.8 million. The Company was able to utilize a deferred tax asset of $864,000 related to the sale of the facility

	Three Months Ended
	September 30
	2019	2018
Reconciliation to effective tax rate:

Provision for income taxes at the anticipated annual tax rate	24.1%	23.0%
Uncertain tax positions	0.5	1.3
Shared based compensation	4.3	3.3
Other	0.4	--
Effective tax rate	29.3%	27.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including this section. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in in our Annual Report on Form 10-K in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Risk Factors.” All of those risks and uncertainties are incorporated herein by reference. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2019, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

The Company’s condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales by Business Segment
(In thousands)	Three Months Ended
	September 30
	2019	2018
Lighting Segment	$63,191	$61,432
Graphics Segment	25,510	23,525
	$88,701	$84,957

Operating Income (Loss) by Business Segment
(In thousands)	Three Months Ended
	September 30
	2019	2018
Lighting Segment	$9,159	$3,850
Graphics Segment	1,017	2,387
Corporate and Eliminations	(3,337)	(3,303)
	$6,839	$2,934

Summary Comments

Fiscal 2020 first quarter net sales of $88,701,000 increased $3.7 million or 4.4% as compared to first quarter fiscal 2019. Net sales were favorably influenced by increased net sales in both the Lighting Segment (up $1.8 million or 2.9%) and the Graphics Segment (up $2.0 million or 8.4%).

Fiscal 2020 first quarter operating income of $6.9 million increased $4.0 million from operating income of $2.9 million in the first quarter of fiscal 2019. The $4.0 million increase in operating income in fiscal 2019 was impacted by the sale of the Company’s New Windsor, New York facility in the first quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $4.8 million. Also contributing to the period-over-period change in operating income is a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million with no comparable event in fiscal 2020. When the impact of the sale of the New Windsor facility along with the other restructuring and plant closure costs are removed from the operating results along with the one-time adjustment to the Company’s paid-time-off policy in fiscal 2019, operating income period-over-period remained relatively flat. Refer to the discussions in the “results of operations” for each of the Company’s reportable segments for further explanation of the period-over-period change in sales and operating income.

Non-GAAP Financial Measures

The Company believes it is appropriate to evaluate its performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

	Three Months Ended September 30
(In thousands)	2019	2018

Reconciliation of operating income to adjusted operating income

Operating Income as reported	$6,839	$2,934

Restructuring and plant closure costs (includes a $4.8 million gain on the sale of the facility)	(4,588)	590

Adjusted Operating Income	$2,251	$3,524

	Three months ended Septeber 30
(In thousands, except per share data)	2019			2018
		Diluted			Diluted
Reconciliation of net income to adjusted net income		EPS			EPS
Net Income as reported	$4,475	$0.17		$1,749	$0.07

Restructuring and plant closure costs	(3,449)	(0.13)	(1)	454	$0.01	(2)

Net Income adjusted	$1,026	$0.04		$2,203	$0.08

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $(1,139)

(2) $136

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Lighting Segment
(In thousands)	Three Months Ended
	September 30
	2019	2018

Net Sales	$63,191	$61,432
Gross Profit	$17,219	$15,475
Operating Income	$9,159	$3,850

Lighting Segment net sales of $63,191,000 in the first quarter of fiscal 2020 increased 2.9% from fiscal 2019 same period net sales of $61,432,000. Sales increased despite inconsistent market conditions as the Company continues to focus on growth in core market verticals including the Automotive, Petroleum, QSR and Retail parking lot markets.

Gross profit of $17,219,000 in the first quarter of fiscal 2020 increased $1.7million or 11.3% from the same period of fiscal 2019 and increased from 25.2% to 27.2% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The growth in gross profit and gross profit as a percentage of sales is the result of an increase in sales and due to favorable price/mix. Also contributing to the period-over-period change in gross profit is the initial cost savings from the closure of the Company’s New Windsor, New York facility.

Selling and administrative expenses of $8,060,000 in the first quarter of fiscal year 2020 decreased $3.6 million from the same period of fiscal 2019 selling and administrative expenses of $11,625,000, primarily due to the $4.8 million gain on the sale of the New Windsor, New York facility. When the $4.8 million gain is removed from fiscal 2020 results, there was a $1.3 million or 11.1% increase in selling and administrative expenses. The increase in selling and administrative expenses is mostly driven by higher commission expense which is the result of increased sales volume and a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 with no comparable event in fiscal 2020.

The Lighting Segment first quarter fiscal 2019 operating income of $9,159,000 increased $5.3 million from operating income of $3,850,000 in the same period of fiscal 2019 primarily due to the $4.8million gain on the sale of its New Windsor, New York facility. When the impact of $4.8 million gain is removed from fiscal 2020 results along with the restructuring and plant closure costs in both fiscal years, fiscal 2020 Non-GAAP adjusted operating income of $4,510,000 was $70,000 higher than fiscal 2019 Non-GAAP adjusted operating income of $4,440,000. The increase in sales volume and gross profit was partially offset by higher selling and administrative expenses.

Graphics Segment
(In thousands)	Three Months Ended
	September 30
	2019	2018

Net Sales	$25,510	$23,525
Gross Profit	$4,626	$5,782
Operating Income	$1,017	$2,387

Graphics Segment net sales of $25,510,000 in the first quarter of fiscal 2020 increased $2.0 million or 8.4% from fiscal 2019 same period net sales of $23,525,000. Growth was realized across three product market applications; petroleum, other retail printed graphics, and digital signage.

Gross profit of $4,626,000 in the first quarter of fiscal 2020 decreased $1.2 million or 20.0% from the same period of fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 24.6% in the first quarter of fiscal 2019 to 18.1% in the first quarter of fiscal 2020. The change in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) partially offset by a change in customer program mix. Graphics gross margin was unfavorably impacted by several factors including: new and early stage petroleum projects, improved inventory levels and impact of lower absorption, alignment of manufacturing resources required to support the transition from print to digital in certain market applications, and a one-time adjustment to the Company’s paid-time-off policy in fiscal 2019 with no comparable event in fiscal 2020.

Selling and administrative expenses of $3,609,000 in the first quarter of fiscal 2020 increased $0.2 million or 6.3% from the same period of fiscal 2019 primarily as a result of increased development cost for potential customer programs.

The Graphics Segment first quarter fiscal 2020 operating income of $1,017,000 decreased $1.4 million or 57.4% from operating income of $2,387,000 in the same period of fiscal 2019. The decrease of $1.4 million was primarily the net result of increased net sales, decreased gross profit, decreased gross profit margin as a percentage of sales, and increased selling and administrative expenses.

Corporate and Eliminations
(In thousands)	Three Months Ended
	September 30
	2019	2018

Gross Profit (Loss)	$10	$4
Operating (Loss)	$(3,337)	$(3,303)

The gross profit or loss relates to the elimination of intercompany profit in inventory.

Administrative expenses of $3,340,000 in the first quarter of fiscal 2020 increased slightly from the same period of the prior year. The change is primarily the result of several small increases and decreases across several cost categories

Consolidated Results

The Company reported $431,000 net interest expense in the first quarter of fiscal 2020 compared to $518,000 net interest expense in the first quarter of fiscal 2019. The change from interest expense from fiscal 2019 to fiscal 2020 is primarily the result of reduced borrowings against the Company’s line of credit. The Company also incurred $82,000 expense related to net foreign currency transaction losses from transactions with its customer and suppliers through its Mexican subsidiary.

The $1,851,000 income tax expense in the first quarter of fiscal 2020 represents a consolidated effective tax rate of 29.3% influenced mostly by the gain on the sale of its New Windsor, New York facility and by certain permanent book-tax differences and by an expense related to uncertain income tax positions. The $667,000 income tax expense in the first quarter of fiscal 2019 is also by certain permanent book-tax differences and by an expense related to uncertain income tax positions.

The Company reported a net income of $4,475,000 in the first quarter of fiscal 2020 compared to net income of $1,749,000 in the same period of the prior year. The change in net income between fiscal 2019 and fiscal 2020 includes the $4.8 million gain on the sale of the Company’s New Windsor, New York facility along with other restructuring and plant closure costs. The change in net income is also the net result of increased net sales, increased gross profit, increased selling and administrative expenses, decreased interest expense, and a higher tax rate. Diluted earnings per share of $0.17 was reported in the first quarter of fiscal 2020 as compared to $0.07 diluted earnings per share in the same period of fiscal 2018. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first quarter of fiscal 2020 were 26,293,000 shares as compared to 26,365,000 shares in the same period last year.

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

At September 30, 2019, the Company had working capital of $62.4 million, compared to $71.1 million at June 30, 2019.  The ratio of current assets to current liabilities was 2.38 to 1 as compared to a ratio of 2.78 to 1 at June 30, 2019. The balance sheet at June 30, 2019 included an asset held for sale of $7.5 million which was sold in the first quarter of fiscal 2020. When June 30, 2019 current assets are restated to exclude the asset held for sale, adjusted working capital and current assets to current liability ratios are $63.6 million and 2.59 to 1 respectively, which provides for a more appropriate comparison to these results for September 30, 2019. The $1.2million decrease in working capital between these periods (as adjusted and excluding the sale of the New Windsor facility) is primarily driven by two offsetting variances: a $3.7million increase in accounts receivable and an increase in accounts payable of $4.6 million.

The Company generated $6.4 million of cash from operating activities in the first quarter of fiscal 2020 as compared to a source of cash of $2.2 million in the same period of the prior year. This $4.2 million increase in net cash flows from operating activities is the result the Company’s strategy to aggressively manage its working capital which includes the reduction of the accounts receivable days sales outstanding (DSO), increasing inventory turns while simultaneously reducing inventory levels, and effectively managing the Company’s supply chain which includes partnering with its suppliers to find the appropriate service level while effectively managing payment terms.

Net accounts receivable was $58.4 million and $54.7 million at September 30, 2019 and June 30, 2019, respectively. DSO decreased to 57 days at September 30, 2019 from 63 days at June 30, 2019. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.1 million at September 30, 2019 decreased $0.4 million from $43.5 million at June 30, 2019. The decrease of $0.4 million is the result of a decrease in gross inventory of $0.3 million and an increase in obsolescence reserves of $0.1 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased 0.8 million in the first quarter of fiscal 2020 in the Graphics Segment which more than offset an increase in net inventory in the Lighting Segment of $0.4 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $75 million revolving line of credit with its bank, with $53.0 million of the credit line available as of October 21, 2019. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $75 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2020 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company had a source of cash of $12.0 million related to investing activities in the first quarter of fiscal 2020 as compared to a use of cash of $0.6 million in the same period of the prior year, resulting in a favorable change of $12.6 million. Capital expenditures for the first quarter of fiscal 2020 decreased $0.3 million to $0.4 million from the same period in fiscal 2019. The Company sold its New Windsor, New York manufacturing facility for $12.3 million in the first quarter of fiscal 2020 which contributed to the change in cash flow from investing activities from fiscal 2019 to fiscal 2020.

The Company used $17.7 million of cash related to financing activities in the first quarter of fiscal 2020 compared to a use of cash of $0.5 million in the first quarter of fiscal 2019. The $17.2 million unfavorable change in cash flow was the net result of payments in excess of borrowings of long-term debt of $17.2 million.

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

Cash Dividends

In November 2019, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 26, 2019 to shareholders of record as of November 18, 2019. The indicated annual cash dividend rate for fiscal 2020 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since June 30, 2019.  Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the quarter ended September 30, 2019, the Company enacted additional controls related to the adoption of ASU 2016-02, “Leases.” There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

PART II.

Item 5. Other Information

The following information is provided pursuant to Form 8-K under the respective items identified below:

Item 5.02 -- Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)     At the November 5, 2019 Annual Meeting of the Shareholders of LSI Industries Inc. (the “Company”), shareholders approved the 2019 Omnibus Award Plan (the “2019 Plan”).  The 2019 Plan was unanimously approved by the Board of Directors subject to shareholder approval.

The objectives of the 2019 Plan are to provide long-term incentives to those persons with significant responsibility for the success and growth of the Company, to align the interests of such persons with those of the Company’s shareholders, to assist the Company in recruiting, retaining and motivating employees, directors and consultants on a competitive basis and to link compensation to performance.  Under the 2019 Plan, employees of the Company will be eligible to receive awards. The 2019 Plan provides for a variety of equity award vehicles to maintain flexibility. The 2019 Plan will permit the grant of stock options, stock appreciation rights, restricted share awards, and restricted share units. A maximum of 2,650,000 shares will be available for grants of all equity awards under the 2019 Plan.

The foregoing summary of the 2019 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2019 Plan attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 25, 2019.

Item 5.07 – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of LSI Industries Inc. (“LSI”) was held on November 5, 2019 at which the following matters were submitted to a vote of shareholders:

(a)     Votes regarding the election of six directors.

Name	For	Withheld	Broker Non-Votes

Robert P. Beech	17,659,330	966,643	5,675,844

Ronald D. Brown	17,603,436	1,022,537	5,675,844

James A. Clark	17,951,227	674,746	5,675,844

Amy L. Hanson	18,036,165	589,808	5,675,844

John K. Morgan	17,497,099	1,128,874	5,675,844

Wilfred T. O’Gara	17,678,905	947,069	5,675,844

(b)     Votes regarding the ratification of the Audit Committee’s appointment of Grant Thornton LLP as LSI’s Independent Registered Public Accounting Firm for fiscal 2020.

For	Against	Abstain

24,088,729	153,693	59,395

(c)     Votes regarding the approval of the Company’s 2019 Omnibus Award Plan.

For	Against	Abstain

16,969,309	1,581,199	75,464

(d)     Advisory votes on the Company’s executive compensation as described in the Company’s Proxy Statement.

For	Against	Abstain	Broker Non-Votes

17,451,276	1,090,446	75,464	5,675,844

ITEM 6.  EXHIBITS

Exhibits:

10.1	FY20 Long Term Incentive Plan *++

10.2	FY20 Short Term Incentive Plan*++

10.3	Form of Performance Share Unit Award Agreement*++

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Management compensatory agreement

++ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

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
November 7, 2019