Form 10-Q
period 2019-12-31
LSI INDUSTRIES INC
filed 2020-02-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of January 27, 2020, there were 26,136,418 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2019	2018	2019	2018

Net Sales	$82,377	$89,541	$171,078	$174,498

Cost of products and services sold	62,136	69,486	128,724	133,027

Restructuring costs	277	376	535	531

Severance costs	-	23	-	23

Gross profit	19,964	19,656	41,819	40,917

Selling and administrative expenses	18,151	19,148	38,013	37,475

Restructuring (gain) costs	(1)	25	(4,847)	25

Severance costs	54	469	54	469

Impairment of goodwill	-	20,165	-	20,165

Transition and realignment costs	-	120	-	120

Operating income (loss)	1,760	(20,271)	8,599	(17,337)

Interest (income)	(1)	(17)	(2)	(31)

Interest expense	234	632	666	1,164

Other (income)	(91)	-	(9)	-

Income (loss) before income taxes	1,618	(20,886)	7,944	(18,470)

Income tax (benefit) expense	(125)	(5,104)	1,726	(4,437)

Net income (loss)	$1,743	$(15,782)	$6,218	$(14,033)

Earnings (loss) per common share (see Note 4)
Basic	$0.07	$(0.61)	$0.24	$(0.54)
Diluted	$0.07	$(0.61)	$0.24	$(0.54)

Weighted average common shares outstanding
Basic	26,280	26,083	26,257	26,058
Diluted	26,534	26,083	26,364	26,058

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2019	2018	2019	2018

Net Income (Loss)	$1,743	$(15,782)	$6,218	$(14,033)

Foreign currency translation adjustment	29	-	6	-

Comprehensive Income (Loss)	$1,772	$(15,782)	$6,224	$(14,033)

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2019	2019

ASSETS

Current assets
	$1,248	$966
Cash and cash equivalents

Accounts receivable, less allowance for doubtful accounts of $523 and $879, respectively	44,532	54,728

Inventories	43,311	43,512

Refundable income tax	994	882

Asset held for sale	-	7,512

Other current assets	3,214	3,380

Total current assets	93,299	110,980

Property, Plant and Equipment, at cost
Land	4,602	4,576
Buildings	27,363	27,015
Machinery and equipment	70,558	73,185
Construction in progress	808	455
	103,331	105,231
Less accumulated depreciation	(73,480)	(73,255)
Net property, plant and equipment	29,851	31,976

Goodwill	10,373	10,373

Other Intangible Assets, net	31,301	32,647

Other Long-Term Assets, net	22,537	15,124

Total assets	$187,361	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2019	2019

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,528	$18,664
Accrued expenses	21,173	21,211

Total current liabilities	41,701	39,875

Long-Term Debt	10,437	39,541

Other Long-Term Liabilities	11,310	1,747

Commitments and Contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,124,103 and 25,967,275 shares, respectively	126,552	125,729
Treasury shares, without par value	(808)	(1,468)
Deferred compensation plan	808	1,468
Retained (loss)	(2,661)	(5,808)
Accumulated other comprehensive income	22	16

Total shareholders' equity	123,913	119,937

Total liabilities & shareholders' equity	$187,361	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	-	$15,124	$139,251

Net Loss	-	-	-	-	-	-	(14,033)	(14,033)
Other comprehensive income	-	-	-	-	-	-	-	-
Stock compensation awards	37	180	-	-	-	-	-	180
Restricted stock units issued	97	-	-	-	-	-	-	-
Shares issued for deferred compensation	43	189	-	-	-	-	-	189
Activity of treasury shares, net	-	-	42	549	-	-	-	549
Deferred stock compensation	-	-	-	-	(542)	-	-	(542)
Stock-based compensation expense	-	727	-	-	-	-	-	727
Dividends — $0.20 per share	-	-	-	-	-	-	(2,587)	(2,587)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	591	591

Balance at December 31, 2018	26,061	$125,200	(200)	$(1,561)	$1,591	$-	$(905)	$124,325

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	6,218	6,218
Other comprehensive income	-	-	-	-	-	6	-	6
Stock compensation awards	36	150	-	-	-	-	-	150
Restricted stock units issued	18	-	-	-	-	-	-	-
Shares issued for deferred compensation	10	47	-	-	-	-	-	47
Activity of treasury shares, net	-	-	87	660	-	-	-	660
Deferred stock compensation	-	-	-	-	(660)	-	-	(660)
Stock-based compensation expense	-	597	-	-	-	-	-	597
Stock options exercised, net	6	29	-	-	-	-	-	29
Dividends — $0.20 per share	-	-	-	-	-	-	(2,643)	(2,643)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at December 31, 2019	26,246	$126,552	(122)	$(808)	$808	$22	$(2,661)	$123,913

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2019	2018

Cash Flows from Operating Activities
Net income (loss)	$6,218	$(14,033)
Non-cash items included in net income
Depreciation and amortization	4,551	5,235
Deferred income taxes	1,893	(4,701)
Impairment of goodwill	-	20,165
Deferred compensation plan	47	196
Stock compensation expense	597	727
Issuance of common shares as compensation	150	180
(Gain) loss on disposition of fixed assets	(4,753)	(10)
Allowance for doubtful accounts	(356)	256
Inventory obsolescence reserve	(212)	2,043

Changes in certain assets and liabilities
Accounts receivable	10,552	(1,142)
Inventories	413	(9,309)
Refundable income taxes	(112)	784
Accounts payable	1,864	8,704
Accrued expenses and other	406	(1,873)
Customer prepayments	(355)	406
Net cash flows provided by operating activities	20,903	7,628

Cash Flows from Investing Activities
Proceeds from the sale of assets	12,340	10
Purchases of property, plant and equipment	(1,119)	(1,579)
Net cash flows provided by (used in) investing activities	11,221	(1,569)

Cash Flows from Financing Activities
Payments of long-term debt	(99,746)	(52,066)
Borrowings of long-term debt	70,642	55,078
Cash dividends paid	(2,643)	(2,587)
Shares withheld for employees' taxes	(124)	(99)
Proceeds from stock option exercises	29	-
Net cash flows (used in) provided by financing activities	(31,842)	326

Increase in cash and cash equivalents	282	6,385

Cash and cash equivalents at beginning of period	966	3,178

Cash and cash equivalents at end of period	$1,248	$9,563

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2019, the results of its operations for the three and six month periods ended December 31, 2019 and 2018, and its cash flows for the six month periods ended December 31, 2019 and 2018. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2019 Annual Report on Form 10-K.  Financial information as of June 30, 2019 has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form 10-K. Significant changes to our accounting policies as a result of adopting ASU-2014-09 “Revenue from Contracts with Customers” (Topic 606) in the first quarter of fiscal 2019 and adopting ASU 2016-02, “Leases” in the first quarter of fiscal 2020 are discussed below.

Revenue Recognition:

The Company recognizes revenue when it satisfies the performance obligation in its customer contracts or purchase orders. Most of the Company’s products have a single performance obligation which is satisfied at a point in time when control is transferred to the customer. Control is generally transferred at time of shipment when title and risk of ownership passes to the customer. For customer contracts with multiple performance obligations, the Company allocates the transaction price and any discounts to each performance obligation based on relative standalone selling prices. Payment terms are typically within 30 to 90 days from the shipping date, depending on the terms with the customer. The Company offers standard warranties that do not represent separate performance obligations.

Installation is a separate performance obligation, except for the Company’s digital signage products. For digital signage products, installation is not a separate performance obligation as the product and installation is the combined item promised in digital signage contracts. The Company is not always responsible for installation of products it sells and has no post-installation responsibilities other than standard warranties.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table presents a reconciliation of the disaggregation by reportable segments.

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2019		December 31, 2019
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$47,513	$17,521	$104,038	$35,246
Products and services transferred over time	5,923	11,420	12,589	19,205
	$53,436	$28,941	$116,627	$54,451

	Three Months Ended		Six Months Ended
	December 31, 2019		December 31, 2019
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$46,596	$7,407	$101,079	$11,281
Legacy products	6,265	16,011	14,303	32,711
Turnkey services and other	575	5,523	1,245	10,459
	$53,436	$28,941	$116,627	$54,451

Legacy products include lighting fixtures utilizing light sources other than LED technology and printed two- and three-dimensional graphic products. Turnkey services and other includes project management and installation services along with shipping and handling charges.

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

			Opening
	Balance as of		Balance as of
	June 30, 2018	Adjustments	June 30, 2018
Assets:
Accounts receivable, net	$50,609	$4,935	$55,544
Inventories, net	$50,994	$(4,167)	$46,827
Other long-term assets, net	$9,786	$(177)	$9,609
Shareholder's Equity:
Retained earnings	$15,124	$591	$15,715

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

The Company’s most significant leases are those relating to its two manufacturing facilities along with a small office space. Besides these three real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts, small tooling, and various office equipment. All of the Company’s leases are operating leases and are included in other long-term assets with the corresponding liability in other long-term liabilities. Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million and lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to consolidated statements of operations or consolidated statements of cash flow. (Refer to Note 15)

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements other than noted below.

In December 2019, the Company signed a definitive agreement to sell a graphics manufacturing facility in North Canton, Ohio. Advancements in graphics technology and the Company’s improved operating productivity coupled with better utilization of the manufacturing footprint in the graphics segment have reduced the quantity of floor space required by the business. Upon consummation of the sale, production at the existing facility will be relocated to a smaller, leased facility in the North Canton area during the second half of fiscal 2020. Under the terms of the agreement, the Company will receive approximately $8 million in gross cash proceeds. The Company expects to record a gain on the sale of the facility. The transaction is expected to close by March 31, 2020.

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

The Company’s corporate administration activities are reported in the Corporate and Eliminations line item.  These activities primarily include intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit expenses, expense related to the Company’s Board of Directors, equity compensation expense for various equity awards granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

There was no concentration of consolidated net sales in the three and six months ended December 31, 2019 or 2018.  There was no concentration of accounts receivable at December 31, 2019 or June 30, 2019.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2019 and December 31, 2018:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2019	2018	2019	2018
Net Sales:
Lighting Segment	$53,436	$63,654	$116,627	$125,086
Graphics Segment	28,941	25,887	54,451	49,412
	$82,377	$89,541	$171,078	$174,498

Operating Income (Loss):
Lighting Segment	$3,150	$(18,452)	$12,309	$(14,602)
Graphics Segment	1,362	861	2,379	3,248
Corporate and Eliminations	(2,752)	(2,680)	(6,089)	(5,983)
	$1,760	$(20,271)	$8,599	$(17,337)

Capital Expenditures:
Lighting Segment	$557	$588	$887	$864
Graphics Segment	45	249	45	515
Corporate and Eliminations	162	94	187	200
	$764	$931	$1,119	$1,579

Depreciation and Amortization:
Lighting Segment	$1,661	$1,952	$3,439	$3,942
Graphics Segment	374	397	760	792
Corporate and Eliminations	117	243	352	501
	$2,152	$2,592	$4,551	$5,235

	December 31, 2019	June 30, 2019
Identifiable Assets:
Lighting Segment	$130,446	$142,105
Graphics Segment	39,826	40,914
Corporate and Eliminations	17,089	18,081
	$187,361	$201,100

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2019	2018	2019	2018
Lighting Segment inter-segment net sales	$860	$870	$1,671	$1,279

Graphics Segment inter-segment net sales	$74	$44	$98	$75

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018

BASIC EARNINGS PER SHARE

Net income (loss)	$1,743	$(15,782)	$6,218	$(14,033)

Weighted average shares outstanding during the period, net of treasury shares (a)	26,101	25,838	26,063	25,795
Weighted average vested restricted stock units outstanding	39	33	31	43
Weighted average shares outstanding in the Deferred Compensation Plan during the period	140	212	163	220
Weighted average shares outstanding	26,280	26,083	26,257	26,058

Basic income (loss) per share	$0.07	$(0.61)	$0.24	$(0.54)

DILUTED EARNINGS PER SHARE

Net income (loss)	$1,743	$(15,782)	$6,218	$(14,033)

Weighted average shares outstanding

Basic	26,280	26,083	26,257	26,058

Effect of dilutive securities (b):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	254	-	107	-
Weighted average shares outstanding	26,534	26,083	26,364	26,058

Diluted income (loss) per share	$0.07	$(0.61)	$0.24	$(0.54)

Anti-dilutive securities (c)	1,904	3,537	2,506	3,356

(a)	Includes shares accounted for like treasury stock.

(b)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(c)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2019 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares. For the three and six months ended December 31, 2018, the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2019	2019

Inventories:
Raw materials	$29,685	$27,927
Work-in-progress	1,742	2,193
Finished goods	11,884	13,392
Total Inventories	$43,311	$43,512

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2019	2019

Accrued Expenses:
Compensation and benefits	$5,493	$5,319
Customer prepayments	1,413	1,768
Accrued sales commissions	1,198	1,301
Accrued warranty	7,601	7,687
Other accrued expenses	5,468	5,136
Total Accrued Expenses	$21,173	$21,211

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of June 30, 2019	$9,208	$1,165	$10,373

Balance as of December 31, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of December 31, 2019	$9,208	$1,165	$10,373

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

Other Intangible Assets	December 31, 2019
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$13,100	$22,463
Patents	338	262	76
LED technology firmware, software	16,066	12,610	3,456
Trade name	2,658	774	1,884
Total Amortized Intangible Assets	54,625	26,746	27,879

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$26,746	$31,301

Other Intangible Assets	June 30, 2019
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,070	$23,493
Patents	338	247	91
LED technology firmware, software	16,066	12,364	3,702
Trade name	2,658	719	1,939
Total Amortized Intangible Assets	54,625	25,400	29,225

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$25,400	$32,647

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2019	2018	2019	2018

Amortization Expense of Other Intangible Assets	$671	$689	$1,346	$1,380

The Company expects to record annual amortization expense as follows:

(In thousands)

2020	$2,687
2021	$2,682
2022	$2,459
2023	$2,412
2024	$2,412
After 2024	$16,573

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 175 basis points for the third quarter of fiscal 2020. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of December 31, 2019, there was $10.4 million borrowed against the line of credit, and $64.6 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of December 31, 2019.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2,643,000 and $2,587,000 in the six months ended December 31, 2019 and 2018, respectively. Dividends on restricted stock units in the amount of $52,383 and $34,631 were accrued as of December 31, 2019 and 2018, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In February 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 26, 2020 to shareholders of record as of February 18, 2020. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 3,802,363, all of which are available for future grant or award as of December 31, 2019. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, performance stock units, and other stock-based awards.

In the first quarter of fiscal 2020, the Company granted 455,429 non-qualified serviced-based stock options with an exercise price of $3.83 and 199,310 Performance Stock Units and 81,917 Restricted Stock Units at a fair value of $3.83. Stock compensation expense was $199,000 and $176,000 for the three months ended December 31, 2019 and 2018, respectively and $597,000 and $727,000 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2019	2018
Cash Payments:
Interest	$742	$1,133
Income taxes	$-	$3

Non-cash investing and financing activities
Issuance of common shares as compensation	$150	$180
Issuance of common shares to fund deferred compensation plan	$47	$189

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2019, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
(In thousands)	2019	2018	2019

Balance at beginning of period	$1,134	$1,772	$1,772
Accrual of expense	46	492	560
Payments	(319)	(549)	(1,198)
Balance at end of period	$861	$1,715	$1,134

Of the total $861,000 severance reserve reported as of December 31, 2019, $601,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $260,000 has been classified as a long-term liability.

NOTE 14 – RESTRUCTURING COSTS

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility. The net proceeds from the sale was $12.3 million resulting in a gain of $4.8 million. Restructuring costs incurred in the first quarter of fiscal 2020 related to the closure of the New Windsor facility, which impacted both the Lighting and Graphics segment. Restructuring costs incurred in the second quarter of fiscal 2020 related to the realignment of the Company’s manufacturing footprint at its Houston, Texas facility, which impacted the Graphics segment. The realignment occurred as the result of the movement of equipment related to the closure of the New Windsor facility along with preparations to receive additional equipment resulting from the relocation of the North Canton, Ohio facility. Total restructuring costs were $276,000 and $509,000 for the three and six months ended December 31, 2019, respectively.

The following table presents information about restructuring costs for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2019	2018	2019	2018

Severance benefits	$-	$202	$-	$221
Impairment of fixed assets and accelerated depreciation	-	185	49	228
Facility repairs	-	7	-	47
Gain on sale of facility	-	-	(4,821)	-
Exit costs	-	7	184	60
Manufacturing realignment costs	276	-	276	-
Total	$276	$401	$(4,312)	$556

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			December 31,
(In thousands)	2019	Expense	Payments	Adjustments	2019

Severance and termination benefits	$236	$-	$(186)	$-	$50
Other restructuring costs	-	460	(460)	-	$-
Total	$236	$460	$(646)	$-	$50

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and six months ended December 31, 2019, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million and lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the new standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow.

	Three months ended	Six months ended
(In thousands)	December 31, 2019	December 31, 2019

Operating lease cost	$575	$1,162

Supplemental Cash Flow Information:
Six months ended
(In thousands)	December 31, 2019

Operating cash flows from operating leases
Fixed payments	1,139
Liability reduction	885

Operating Leases:
At December 31, 2019

Total operating right-of-use asset (Other long-term assets)	9,504

Accrued liabilities (Current liabilities)	344
Long-term operating lease liability (Other long-term liabilities)	9,906
10,250

Weighted Average remaining Lease Term (in years)	5.05

Weighted Average Discount Rate	4.85%

Maturities of Lease Liability:
2020	1,404
2021	2,303
2022	2,279
2023	2,244
2024	1,917
Thereafter	1,679
Total lease payments	11,826
Less: Interest	(1,579)
Present Value of Lease Liabilities	10,247

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

In December 2019, the Company signed a definitive agreement to sell a graphics manufacturing facility in North Canton, Ohio. This sale is expected to result in a capital gain during fiscal 2020 resulting in a tax benefit due to the utilization of a capital loss carryforward, which reduces the anticipated full year estimated effective income tax rate.

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility resulting in a book gain of $4.8 million. The Company was able to utilize a deferred tax asset of $864,000 related to the sale of the facility.

In the second quarter of fiscal 2019, a deferred tax asset of $4.8 million was created as a result of the impairment of goodwill in the Lighting reporting unit.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	(2.6%)	23.0%	18.1%	23.0%
Uncertain tax positions	(5.5)	0.8	(0.7)	0.8
Difference between deferred and current tax rate related to the impairment of goodwill	-	0.6	-	0.7
Shared-based compensation	0.3	-	3.5	(0.5)
Other	-	-	0.8	-
Effective tax rate	(7.8%)	24.4%	21.7%	24.0%

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

Overview

LSI Industries is a leading producer of high-performance, American-made lighting solutions. The Company’s strength in outdoor lighting applications creates opportunities for it to introduce additional solutions to its valued customers.  LSI’s indoor and outdoor products and services, including its digital and print graphics capabilities, are valued by architects, engineers, distributors and contractors for their quality, reliability and innovation.  The Company’s products are used extensively in automotive dealerships, petroleum stations, quick service restaurants, grocery stores and pharmacies, retail establishments, sports complexes, parking lots and garages, and commercial and industrial buildings.

Net Sales by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2019	2018	2019	2018

Lighting Segment	$53,436	$63,654	$116,627	$125,086
Graphics Segment	28,941	25,887	54,451	49,412
	$82,377	$89,541	$171,078	$174,498

Operating Income (Loss) by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2019	2018	2019	2018

Lighting Segment	$3,150	$(18,452)	$12,309	$(14,602)
Graphics Segment	1,362	861	2,379	3,248
Corporate and Eliminations	(2,752)	(2,680)	(6,089)	(5,983)
	$1,760	$(20,271)	$8,599	$(17,337)

Summary Comments

Fiscal 2020 second quarter net sales of $82,377,000 decreased $7.2 million or 8% as compared to second quarter fiscal 2019 net sales of $89,541,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (an increase of $3.0 million or 12%) more than offset by decreased net sales of the Lighting Segment (a decrease of $10.2 million or 16%).

Fiscal 2020 first half net sales of $171,078,000 decreased $3.4 million or 2% as compared to first half fiscal 2019 net sales of $174,498,000. Net sales were favorably influenced by increased net sales of the Graphics Segment (an increase of $5.0 million or 10%) more than offset by decreased net sales of the Lighting Segment (a decrease of $8.4 million or 7%).

Fiscal 2020 second quarter operating income of $1.8 million represents a $22.1 million improvement from operating loss of $(20.3) million in the second quarter of fiscal 2019. The $22.1 million improvement from operating loss in fiscal 2019 was primarily the result of a pre-tax $20.2 million goodwill impairment charge in the Lighting Segment in the second quarter of fiscal 2019. When the impact of the goodwill impairment charge along with other restructuring and plant closure costs are removed from operating results, adjusted operating income, a non-GAAP financial measure, was $2.1 million in the second quarter of fiscal 2020 compared to $1.5 million in the second quarter of fiscal 2019. Refer to “Non-GAAP Financial Measures” below. The increase in adjusted operating income was the result of a decrease in selling and administrative expenses coupled with an improved margin on lower net sales. The Company is transitioning from low margin commodity business to focus on higher margin applications and solutions, resulting in lower sales in the short term and improved margins.

Fiscal 2020 first half operating income of $8.6 million represents a $25.9 million improvement from an operating loss of $(17.3) million in the first half of fiscal 2019. The $25.9 million improvement from operating loss in fiscal 2019 was impacted by the sale of the Company’s New Windsor, New York facility in the first quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $4.8 million and a pre-tax $20.2 million goodwill impairment charge in the second quarter of fiscal 2019. Also contributing to the period-over-period improvement in operating income is a one-time adjustment to a Company benefit plan in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million. When the impact of the sale of the New Windsor facility, the goodwill impairment charge and other restructuring and plant closure costs are removed from the operating results, adjusted operating income, a non-GAAP measure, was $4.3 million in the first half of fiscal 2020 compared to $5.1 million in the first half of fiscal 2019. Refer to “Non-GAAP Financial Measures” below. The decrease in adjusted operating income was the net result of decreased net sales, improved margins on lower sales and a decrease in selling and administrative expenses. As we mention above, the Company is transitioning from low margin commodity business to focus on higher margin applications and solutions, resulting in lower sales in the short term and improved margins.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment, severance costs, transition and re-alignment costs, and restructuring and plant closure costs, are non-GAAP financial measures. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated.

Reconciliation of operating income (loss) to adjusted operating income:
	Three Months Ended December 31
(In thousands)	2019	2018

Operating Income (Loss) as reported	$1,760	$(20,271)

Restructuring and plant closure costs	276	1,033

Severance costs	54	492

Goodwill impairment	-	20,165

Transition and re-alignment costs	-	120

Adjusted Operating Income	$2,090	$1,539

Reconciliation of net income (loss) to adjusted net income
	Three Months Ended December 31
(In thousands, except per share data)	2019			2018
			Diluted EPS			Diluted EPS

Net Income (Loss) as reported	$1,743		$0.07	$(15,782)		$(0.61)

Restructuring and plant closure costs	223	(1)	0.01	817	(3)	0.03

Severance costs	44	(2)	-	385	(4)	0.01

Goodwill impairment	-		-	15,361	(5)	0.60

Transition and re-alignment costs	-		-	94	(6)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(435)		(0.02)	-		-

Net Income adjusted	$1,575		$0.06	$875		$0.03

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $53

(2) $10

(3) $216

(4) $107

(5) $4,804

(6) $26

Reconciliation of operating income (loss) to adjusted operating income:
	Six Months Ended December 31
(In thousands)	2019	2018

Operating Income (Loss) as reported	$8,599	$(17,337)

Restructuring and plant closure (gain) costs	(4,312)	1,623

Severance costs	54	492

Goodwill impairment	-	20,165

Transition and re-alignment costs	-	120

Adjusted Operating Income	$4,341	$5,063

Reconciliation of net income (loss) to adjusted net income
	Six Months Ended December 31
(In thousands, except per share data)	2019			2018
			Diluted EPS			Diluted EPS

Net Income (Loss) as reported	$6,218		$0.24	$(14,033)		$(0.54)

Restructuring and plant closure (gain) costs	(3,226)	(1)	(0.12)	1,271	(3)	0.05

Severance costs	44	(2)	-	385	(4)	0.01

Goodwill impairment	-		-	15,361	(5)	0.60

Transition and re-alignment costs	-		-	94	(6)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(435)		(0.02)	-		-

Net Income adjusted	$2,601		$0.10	$3,078		$0.12

The reconciliation of reported net income (loss) and earnings (loss) per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) $(1,086)

(2) $10

(3) 352

(4) 107

(5) 4,804

(6) 26

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018

Lighting Segment
	Three Months Ended
	December 31
(In thousands)	2019	2018

Net Sales	$53,436	$63,654
Gross Profit	$15,501	$14,742
Operating Income (Loss)	$3,150	$(18,452)

Lighting Segment net sales of $53,436,000 in the second quarter of fiscal 2020 decreased 16% from fiscal 2019 same period net sales of $63,654,000. The 16% drop in sales is attributed to the continued transition toward a less commoditized, higher-value sales mix and the softness in select vertical markets.

Gross profit of $15,501,000 in the second quarter of fiscal 2020 increased $0.8 million or 5% from the same period of fiscal 2019, and increased from 22.8% to 28.5% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Company incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of its New Windsor, New York facility of $1,008,000 in fiscal 2019 with no comparable costs in fiscal 2020. The increase in gross profit is also due to product mix and moving away from low-margin commodity business to higher value opportunities which contributed to the improvement in gross profit margin.

Selling and administrative expenses of $12,351,000 in the second quarter of fiscal year 2020 decreased $20.8 million from the same period of fiscal 2019 selling and administrative expenses of $33,194,000, primarily due to the $20.2 million pre-tax goodwill impairment charge in the second quarter of fiscal 2019. When the goodwill impairment charge is removed from fiscal 2019 results, there was a $0.7 million or 5% reduction in selling and administrative expenses. The reduction in selling and administrative expenses is mostly driven by lower commission expense due to lower sales volume.

Lighting Segment second quarter fiscal 2020 operating income of $3,150,000 increased $21.6 million from operating loss of $(18,452,000) in the same period of fiscal 2019 primarily due to a $20.2 million pre-tax goodwill impairment charge in the second quarter of fiscal 2019. When all non-GAAP charges are removed from both fiscal years, fiscal 2020 adjusted operating income, a non-GAAP financial measure, was $3,166,000 compared to $2,929,000 in fiscal 2019 (refer to the non-GAAP table below for a reconciliation of Lighting Segment operating income (loss) to adjusted operating income). The reduction in sales volume was partially offset by higher gross profit margin and lower selling and administrative expenses.

Reconciliation of Lighting Segment operating income (loss) to adjusted operating income:
	Three Months Ended
	December 31
(In thousands)	2019	2018

Operating Income (Loss)	$3,150	$(18,452)
Restructuring and plant closure costs	(2)	1,033
Severance	18	183
Goodwill impairment	-	20,165
Adjusted operating income	$3,166	$2,929

Graphics Segment
	Three Months Ended
	December 31
(In thousands)	2019	2018

Net Sales	$28,941	$25,887
Gross Profit	$4,465	$4,927
Operating Income (Loss)	$1,362	$861

Graphics Segment net sales of $28,941,000 in the second quarter of fiscal 2020 increased $3.0 million or 12% from fiscal 2019 same period net sales of $25,887,000. Most of the increase in sales is from growth in sales to the Petroleum market.

Gross profit of $4,465,000 in the second quarter of fiscal 2020 decreased $0.5 million or 9% from the same period of fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 19.0% in the second quarter of fiscal 2019 to 15.4% in the second quarter of fiscal 2020. As reported in the previous quarter, the reduction in gross profit on higher sales is partially due to a mix shift to large customers in both the print and digital technology applications. These large projects, with lengthy life cycles, are competitive and initially generate lower margins. The business will work to improve the margins on these projects over its life cycle.

Selling and administrative expenses of $3,103,000 in the second quarter of fiscal 2020 decreased $1.0 million or 24% from the same period of fiscal 2019 as a result of decreased wages and benefit expense due to lower headcount and a reduction in bad debt expense.

Graphics Segment second quarter fiscal 2020 operating income of $1,362,000 increased $0.5 million or 58% from operating income of $861,000 in the same period of fiscal 2019. The increase of $0.5 million was primarily the net result of an increase in sales and a decrease in selling and administrative expenses partially offset by decreased gross profit and decreased gross profit margin as a percentage of sales.

Corporate and Eliminations
	Three Months Ended
	December 31
(In thousands)	2019	2018

Gross (Loss)	$(2)	$(13)
Operating (Loss)	$(2,752)	$(2,680)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2,750,000 in the second quarter of fiscal 2020 increased $0.1 million or 3% from the same period of the prior year. The increase is primarily the result of several increases and decreases across several cost categories.

Consolidated Results

The Company reported $233,000 net interest expense in the second quarter of fiscal 2020 compared to $615,000 net interest expense in the second quarter of fiscal 2019. The decrease in interest expense from fiscal 2019 to fiscal 2020 is the result of lower levels of debt outstanding on the Company’s line of credit. The Company also recorded $91,000 of other income related to net foreign exchange currency transaction gains from transactions with its customers and suppliers through its Mexican subsidiary.

The $125,000 income tax benefit in the second quarter of fiscal 2020 was driven by a lower estimated annualized income tax rate at the end of the second quarter compared to the income tax rate at the end of the first quarter. The lower estimated annualized income tax rate is due to the utilization of a capital loss carryforward related to the anticipated capital gain on the sale of the North Canton, Ohio facility. The $5,104,000 income tax benefit in the second quarter of fiscal 2019 represented a consolidated effective tax rate of 24.4%, which is slightly higher than the expected annual rate of 23% due to the fiscal 2019 second quarter goodwill impairment.

The Company reported net income of $1,743,000 in the second quarter of fiscal 2020 compared to net loss of $(15,782,000) in the same period of the prior year. The improvement in the net loss in the second quarter of fiscal 2019 to net income in the second quarter of fiscal 2020 is mostly driven by the $20.2 million pre-tax goodwill impairment charge in the second quarter of fiscal 2019 with no comparable charge in the second quarter of fiscal 2020. To a lesser degree, there were other non-GAAP charges in both fiscal years besides the goodwill impairment impacting the comparable quarter-over-quarter results (refer to the non-GAAP tables above.) When the impact of all non-GAAP charges is removed from both fiscal years, the fiscal 2020 adjusted net income, a non-GAAP financial measure, of $1,575,000 increased $0.7 million from fiscal 2019 adjusted net income of $875,000. The increase in adjusted net income is primarily the net result of lower net sales, improved gross margin percentage on lower net sales, decreased interest expense, decreased selling and administrative expenses, and a lower tax rate. Diluted earnings per share of $0.07 was reported in the second quarter of fiscal 2020 as compared to $(0.61) diluted loss per share in the same period of fiscal 2019. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the second quarter of fiscal 2020 were 26,534,000 shares as compared to 26,083,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2018

Lighting Segment
	Six Months Ended
	December 31
(In thousands)	2019	2018

Net Sales	$116,627	$125,086
Gross Profit	$32,720	$30,217
Operating Income (Loss)	$12,309	$(14,602)

Lighting Segment net sales of $116,627,000 in the first half of fiscal 2020 decreased 7% from fiscal 2019 same period net sales of $125,086,000. The reduction in sales is attributed to the continued transition toward a less commoditized, higher-value sales mix and the softness in select vertical markets.

Gross profit of $32,720,000 in the first half of fiscal 2020 increased $2.5 million or 8% from the same period of fiscal 2019 and increased from 23.9% to 27.7% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The growth in gross profit and gross profit as a percentage of sales is due to continued favorable price/mix. Also contributing to the period-over-period improvement in gross profit is the initial cost savings from the closure of the Company’s New Windsor, New York facility.

Selling and administrative expenses of $20,411,000 in the first half of fiscal 2020 decreased $24.4 million from the same period of fiscal 2019 selling and administrative expenses of $44,819,000, primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility in the first half of fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in the first half of fiscal 2019. When the $4.8 million gain is removed from fiscal 2020 results and the goodwill impairment charge was removed from fiscal 2019 results, there was a $0.6 million or 2% increase in selling and administrative expenses. The increase in selling and administrative expenses is mostly driven by a one-time adjustment to a Company benefit plan in fiscal 2019 with no comparable event in fiscal 2020 partially offset by lower commission expense which is the result of decreased sales volume.

Lighting Segment first half fiscal 2020 operating income of $12,309,000 increased $26.9 million from an operating loss of $(14,602,000) in the same period of fiscal 2019 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility in the first half of fiscal 2020 and a $20.2 million pre-tax goodwill impairment charge in the first half of fiscal 2019. When all non-GAAP charges are removed from both fiscal years, fiscal 2020 Non-GAAP adjusted operating income of $7,676,000 was $0.3 million higher than fiscal 2019 Non-GAAP adjusted operating income of $7,369,000 (refer to the non-GAAP table below for a reconciliation of Lighting Segment operating income (loss) to adjusted operating income). The increase in Non-GAAP adjusted operating income is due to higher gross profit and improved gross profit as a percentage of sales partially offset by a decrease in sales volume and higher selling and administrative expenses.

Reconciliation of Lighting Segment operating income (loss) to adjusted operating income:
	Six Months Ended
	December 31
(In thousands)	2019	2018

Operating Income (Loss)	$12,309	$(14,602)
Restructuring and plant closure costs	(4,651)	1,623
Severance	18	183
Goodwill impairment	-	20,165
Adjusted operating income	$7,676	$7,369

Graphics Segment
	Six Months Ended
	December 31
(In thousands)	2019	2018

Net Sales	$54,451	$49,412
Gross Profit	$9,091	$10,709
Operating Income	$2,379	$3,248

Graphics Segment net sales of $54,451,000 in the first half of fiscal 2020 increased $5.0 million or 10% from fiscal 2019 same period net sales of $49,412,000. Growth was realized across the petroleum and digital signage product applications.

Gross profit of $9,091,000 in the first half of fiscal 2020 decreased $1.6 million or 15% from the same period of fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 21.6% in the first half of fiscal 2019 to 16.7% in the first half of fiscal 2020. The decrease in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) offset by a change in customer program mix. Graphics gross margin was unfavorably impacted by several factors including: new and early stage petroleum products and start-up costs associated therewith, improved inventory levels and impact of lower absorption, alignment of manufacturing resources required to support the transition from print to digital in certain market applications, and a one-time adjustment to a Company benefit plan in fiscal 2019 with no comparable event in fiscal 2020.

Selling and administrative expenses of $6,712,000 in the first half of fiscal 2020 decreased $0.7 million or 10% from the same period of fiscal 2019 primarily as a result of decreased wages and benefit expense due to lower headcount and a reduction in bad debt expense.

Graphics Segment first half fiscal 2020 operating income of $2,379,000 decreased $0.9 million or 27% from operating income of $3,248,000 in the same period of fiscal 2019. The decrease of $0.9 million was primarily the net result of increased net sales and lower selling and administrative costs more than offset by decreased gross profit and decreased gross profit margin as a percentage of sales.

Corporate and Eliminations
	Six Months Ended
	December 31
(In thousands)	2019	2018

Gross Profit (Loss)	$8	$(9)
Operating (Loss)	$(6,089)	$(5,983)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $6,097,000 in the first half of fiscal 2020 increased $0.1 million from the same period of the prior year. The increase is primarily the result of several increases and decreases across several cost categories.

Consolidated Results

The Company reported $664,000 net interest expense in the first half of fiscal 2020 compared to $1,133,000 net interest expense in the first half of fiscal 2019. The decrease in interest expense from fiscal 2019 to fiscal 2020 is primarily the result of reduced borrowings against the Company’s line of credit. The Company also recorded $9,000 of other income related to net foreign exchange currency transaction gains from transactions with its customers and suppliers through its Mexican subsidiary.

The $1,726,000 income tax expense in the first half of fiscal 2020 represents a consolidated effective tax rate of 21.7% influenced mostly by a discrete item related to stock-based compensation expense and the utilization of a capital loss carryforward related to the anticipated capital gain on the sale of the North Canton, Ohio facility. The $4,437,000 income tax benefit in the first half of fiscal 2019 represents a consolidated effective tax rate of 24.0%, which is slightly higher than the expected annual rate of 23% due to the goodwill impairment.

The Company reported a net income of $6,218,000 in the first half of fiscal 2020 compared to net loss of $(14,033,000) in the same period of the prior year. The improvement from the net loss in the first half of fiscal 2019 to the net income in the first half of fiscal 2020 is driven by the $4.8 million pre-tax gain on the sale of the Company’s New Windsor, New York facility in the first half of fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in the first half of fiscal 2019. To a lesser degree, there were other non-GAAP charges in both fiscal years besides the gain on the New Windsor, New York facility and goodwill impairment charge (Refer to the Non-GAAP tables above.) When the impact of all non-GAAP charges is removed from both fiscal years, the fiscal 2020 Non-GAAP adjusted net income of $2,601,000 decreased $0.5 million from fiscal 2019 adjusted net income of $3,078,000. The decrease in Non-GAAP adjusted net income is primarily the net result of decreased net sales partially offset by an improved gross profit margin, decreased selling and administrative expenses, decreased interest expense, and a lower effective tax rate. Diluted earnings per share of $0.24 was reported in the first half of fiscal 2020 as compared to $(0.54) diluted loss per share in the same period of fiscal 2019. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the first half of fiscal 2020 were 26,364,000 shares as compared to 26,058,000 shares in the same period last year.

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

At December 31, 2019, the Company had working capital of $51.6 million, compared to $71.1 million at June 30, 2019. The ratio of current assets to current liabilities was 2.24 to 1 as compared to a ratio of 2.78 to 1 at June 30, 2019. The balance sheet at June 30, 2019 included an asset held for sale of $7.5 million which was sold in the first quarter of fiscal 2020. When June 30, 2019 current assets are revised to exclude the asset held for sale, adjusted working capital, a non-GAAP financial measure, and the ratio of current assets to current liability are $63.6 million and 2.59 to 1, respectively, as of June 30, 2019. The $12.0 million decrease in working capital from June 30, 2019 to December 31, 2019 (as adjusted and excludes held for sale assets) is primarily driven by a $10.2 million decrease in accounts receivable and an increase in accounts payable of $1.9 million.

The Company generated $20.9 million of cash from operating activities in the first half of fiscal 2020 as compared to $7.6 million in the same period of the prior year. This $13.3 million increase in net cash flows from operating activities is the result of the Company’s ongoing strategy to aggressively manage its working capital which includes the reduction of accounts receivable days sales outstanding (DSO), increasing inventory turns while simultaneously reducing inventory levels, and effectively managing the Company’s supply chain which includes partnering with its suppliers to find the appropriate service level while effectively managing payment terms.

Net accounts receivable were $44.5 million and $54.7 million at December 31, 2019 and June 30, 2019, respectively. DSO decreased to 54 days at December 31, 2019 from 63 days at June 30, 2019. The Company believes that its receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.3 million at December 31, 2019 decreased $0.2 million from $43.5 million at June 30, 2019. The decrease of $0.2 million is the result of a decrease in gross inventory of $0.4 million and a decrease in obsolescence reserves of $0.2 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased $1.4 million in the first half of fiscal 2020 in the Graphics Segment which was partially offset by an increase in net inventory in the Lighting Segment of $1.2 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is the Company’s primary source of liquidity. The Company has a secured $75 million revolving line of credit with its bank, with $66.6 million of the credit line available as of January 16, 2020. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. The Company believes that its $75 million line of credit plus cash flows from operating activities are adequate for the Company’s fiscal 2020 operational and capital expenditure needs. The Company is in compliance with all of its loan covenants.

The Company had a source of cash of $11.2 million related to investing activities in the first half of fiscal 2020 as compared to a use of $1.6 million in the same period of the prior year, resulting in a favorable change of $12.8 million. Capital expenditures for the first half of fiscal 2020 decreased from $1.6 million in fiscal 2019 to $1.1 million in fiscal 2020. The Company sold its New Windsor, New York manufacturing facility for $12.3 million in the first quarter of fiscal 2020 which was the primary contributing factor to the increase in cash flow from investing activities from fiscal 2019 to fiscal 2020.

The Company used $31.8 million of cash related to financing activities in the first half of fiscal 2020 compared to a source of cash of $0.3 million in the first half of fiscal 2019. The $32.1 million unfavorable change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by cash flow from operations.

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

Cash Dividends

In February 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 26, 2020 to shareholders of record as of February 18, 2020. The indicated annual cash dividend rate for fiscal 2020 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the six months ended December 31, 2019, the Company enacted additional controls related to the adoption of ASU 2016-02, “Leases.” There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 4.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.  EXHIBITS

Exhibits:

10.1*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of December 30, 2019)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Management compensatory agreement.

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
February 6, 2020