Form 10-Q
period 2020-03-31
LSI INDUSTRIES INC
filed 2020-05-05
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020 OR

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐    NO   ☒

As of April 27, 2020, there were 26,192,949 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2020	2019	2020	2019

Net Sales	$71,010	$72,832	$242,088	$247,330

Cost of products and services sold	54,834	57,180	183,558	190,207

Restructuring costs	223	261	758	792

Severance costs	11	54	11	77

Gross profit	15,942	15,337	57,761	56,254

Selling and administrative expenses	17,032	17,515	55,045	54,990

Restructuring (gain) costs	(3,729)	107	(8,576)	132

Severance costs	8	(12)	62	457

Impairment of goodwill	-	-	-	20,165

Transition and realignment costs	-	-	-	120

Operating income (loss)	2,631	(2,273)	11,230	(19,610)

Interest (income)	(1)	(6)	(3)	(37)

Interest expense	129	585	795	1,749

Other expense	642	183	633	183

Income (loss) before income taxes	1,861	(3,035)	9,805	(21,505)

Income tax expense (benefit)	-	133	1,726	(4,304)

Net income (loss)	$1,861	$(3,168)	$8,079	$(17,201)

Earnings (loss) per common share (see Note 4)
Basic	$0.07	$(0.12)	$0.31	$(0.66)
Diluted	$0.07	$(0.12)	$0.31	$(0.66)

Weighted average common shares outstanding
Basic	26,301	26,132	26,250	26,083
Diluted	26,623	26,132	26,423	26,083

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Net Income (Loss)	$1,861	$(3,168)	$8,079	$(17,201)

Foreign currency translation adjustment	(116)	-	(110)	-

Comprehensive Income (Loss)	$1,745	$(3,168)	$7,969	$(17,201)

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2020	2019

ASSETS

Current assets
	$820	$966
Cash and cash equivalents

Accounts receivable, less allowance for doubtful accounts of $267 and $879, respectively	45,957	54,728

Inventories	43,597	43,512

Refundable income tax	1,807	882

Asset held for sale	-	7,512

Other current assets	3,106	3,380

Total current assets	95,287	110,980

Property, Plant and Equipment, at cost
Land	3,933	4,576
Buildings	20,215	27,015
Machinery and equipment	70,733	73,185
Construction in progress	803	455
	95,684	105,231
Less accumulated depreciation	(70,981)	(73,255)
Net property, plant and equipment	24,703	31,976

Goodwill	10,373	10,373

Other Intangible Assets, net	30,631	32,647

Other Long-Term Assets, net	21,238	15,124

Total assets	$182,232	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2020	2019

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,772	$18,664
Accrued expenses	20,106	21,211

Total current liabilities	38,878	39,875

Long-Term Debt	7,919	39,541

Other Long-Term Liabilities	10,728	1,747

Commitments and Contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,162,209 and 25,967,275 shares, respectively	126,918	125,729
Treasury shares, without par value	(1,057)	(1,468)
Deferred compensation plan	1,055	1,468
Retained (loss)	(2,115)	(5,808)
Accumulated other comprehensive (loss) income	(94)	16

Total shareholders' equity	124,707	119,937

Total liabilities & shareholders' equity	$182,232	$201,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	-	$15,124	$139,251

Net Loss	-	-	-	-	-	-	(17,201)	(17,201)
Other comprehensive income	-	-	-	-	-	-	-	-
Stock compensation awards	70	265	-	-	-	-	-	265
Restricted stock units issued	98	-	-	-	-	-	-	-
Shares issued for deferred compensation	65	257	-	-	-	-	-	257
Activity of treasury shares, net	-	-	19	481	-	-	-	481
Deferred stock compensation	-	-	-	-	(474)	-	-	(474)
Stock-based compensation expense	-	951	-	-	-	-	-	951
Dividends — $0.20 per share	-	-	-	-	-	-	(3,882)	(3,882)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	591	591

Balance at March 31, 2019	26,117	$125,577	(223)	$(1,629)	$1,659	$-	$(5,368)	$120,239

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Earnings	Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	8,079	8,079
Other comprehensive income	-	-	-	-	-	(110)	-	(110)
Stock compensation awards	48	225	-	-	-	-	-	225
Restricted stock units issued	21	-	-	-	-	-	-	-
Shares issued for deferred compensation	54	296	-	-	-	-	-	296
Activity of treasury shares, net	-	-	42	411	-	-	-	411
Deferred stock compensation	-	-	-	-	(413)	-	-	(413)
Stock-based compensation expense	-	494	-	-	-	-	-	494
Stock options exercised, net	29	174	-	-	-	-	-	174
Dividends — $0.20 per share	-	-	-	-	-	-	(3,958)	(3,958)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at March 31, 2020	26,328	$126,918	(167)	$(1,057)	$1,055	$(94)	$(2,115)	$124,707

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
(In thousands)	2020	2019

Cash Flows from Operating Activities
Net income (loss)	$8,079	$(17,201)
Non-cash items included in net income (loss)
Depreciation and amortization	6,631	7,787
Deferred income taxes	2,637	(4,077)
Impairment of goodwill	-	20,165
Deferred compensation plan	296	264
Stock compensation expense	494	951
Issuance of common shares as compensation	225	265
Gain on disposition of fixed assets	(8,510)	(22)
Allowance for doubtful accounts	(105)	505
Inventory obsolescence reserve	1,720	2,574

Changes in certain assets and liabilities
Accounts receivable	8,322	2,902
Inventories	(1,981)	(7,368)
Refundable income taxes	(1,170)	323
Accounts payable	1,015	2,705
Accrued expenses and other	(258)	(4,373)
Customer prepayments	(298)	985
Net cash flows provided by operating activities	17,097	6,385

Cash Flows from Investing Activities
Proceeds from the sale of assets	20,040	-
Purchases of property, plant and equipment	(1,538)	(2,348)
Net cash flows provided by (used in) investing activities	18,502	(2,348)

Cash Flows from Financing Activities
Payments of long-term debt	(169,671)	(89,489)
Borrowings of long-term debt	138,049	87,941
Cash dividends paid	(3,958)	(3,882)
Shares withheld for employees' taxes	(124)	(99)
Proceeds from stock option exercises	174	-
Net cash flows used in financing activities	(35,530)	(5,529)

Change related to foreign currency	(215)	-

Decrease in cash and cash equivalents	(146)	(1,492)

Cash and cash equivalents at beginning of period	966	3,178

Cash and cash equivalents at end of period	$820	$1,686

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three and nine month periods ended March 31, 2020 and 2019, and its cash flows for the nine month periods ended March 31, 2020 and 2019. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2019 Annual Report on Form 10-K.  Financial information as of June 30, 2019 has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's Graphics and select lighting products are highly customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific print graphics branding
●	Electrical components based on customer specifications
●	Digital signage and related media content

The Company also offers installation services for its Graphics and select lighting products. Installation revenue is recognized over time as our customer simultaneously receives and consumes the benefits provided through the installation process.

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

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2020		March 31, 2020
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$43,222	$15,093	$147,260	$50,339
Products and services transferred over time	5,791	6,904	18,380	26,109
	$49,013	$21,997	$165,640	$76,448

	Three Months Ended		Nine Months Ended
	March 31, 2020		March 31, 2020
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$42,536	$2,234	$143,615	$13,515
Legacy products	5,949	14,444	20,252	47,155
Turnkey services and other	528	5,319	1,773	15,778
	$49,013	$21,997	$165,640	$76,448

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

ASC 606 Cumulative Impact

(in thousands)	Balance as of		Balance as of
	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$50,609	$4,935	$55,544
Inventories, net	$50,994	$(4,167)	$46,827
Other long-term assets, net	$9,786	$(177)	$9,609
Shareholder's Equity:
Retained earnings	$15,124	$591	$15,715

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

The Company’s most significant leases are those relating to certain manufacturing facilities along with a small office space. Besides these real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts, small tooling, and various office equipment. All of the Company’s leases are operating leases and are included in other long-term assets with the corresponding liability in other long-term liabilities. Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million and lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to consolidated statements of operations or consolidated statements of cash flow. (Refer to Note 15)

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements other than noted below.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As of the date of this filing, the Company’s locations and primary suppliers continue to be operating. However, the broader implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The Company may experience constrained supply or slowed customer demand that could materially impact its business, results of operations and overall financial performance in future periods. See Risk Factors in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business.

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

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, automotive dealerships, quick-service restaurants, grocery and pharmacy store, and retail/national accounts. The Company also addresses lighting product customers through the commercial, industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies used to manufacture certain LED light fixtures and sold directly to customers.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, interior branding, electrical and architectural signage, active digital signage along with the management of media content related to digital signage, LED video screens, and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets including, but not limited to the petroleum / convenience store market, multi-site retail operations, banking, and quick-service restaurants. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

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

There was no concentration of consolidated net sales in the three and nine months ended March 31, 2020 and 2019.  There was no concentration of accounts receivable at March 31, 2020 or June 30, 2019.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2020 and March 31, 2019:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2020	2019	2020	2019
Net Sales:
Lighting Segment	$49,013	$52,785	$165,640	$177,871
Graphics Segment	21,997	20,047	76,448	69,459
	$71,010	$72,832	$242,088	$247,330

Operating Income (Loss):
Lighting Segment	$1,102	$691	$13,411	$(13,911)
Graphics Segment	4,015	(898)	6,394	2,350
Corporate and Eliminations	(2,486)	(2,066)	(8,575)	(8,049)
	$2,631	$(2,273)	$11,230	$(19,610)

Capital Expenditures:
Lighting Segment	$126	$769	$1,013	$1,633
Graphics Segment	234	-	279	515
Corporate and Eliminations	59	-	246	200
	$419	$769	$1,538	$2,348

Depreciation and Amortization:
Lighting Segment	$1,650	$1,925	$5,089	$5,867
Graphics Segment	347	391	1,107	1,183
Corporate and Eliminations	83	236	435	737
	$2,080	$2,552	$6,631	$7,787

	March 31, 2020	June 30, 2019
Identifiable Assets:
Lighting Segment	$130,370	$142,105
Graphics Segment	35,213	40,914
Corporate and Eliminations	16,649	18,081
	$182,232	$201,100

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2020	2019	2020	2019
Lighting Segment inter-segment net sales	$744	$479	$2,415	$1,758

Graphics Segment inter-segment net sales	$153	$96	$251	$171

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019

BASIC EARNINGS PER SHARE

Net income (loss)	$1,861	$(3,168)	$8,079	$(17,201)

Weighted average shares outstanding during the period, net of treasury shares	26,151	25,893	26,087	25,828
Weighted average vested restricted stock units outstanding	6	33	7	40
Weighted average shares outstanding in the Deferred Compensation Plan during the period	144	206	156	215
Weighted average shares outstanding	26,301	26,132	26,250	26,083

Basic income (loss) per share	$0.07	$(0.12)	$0.31	$(0.66)

DILUTED EARNINGS PER SHARE

Net income (loss)	$1,861	$(3,168)	$8,079	$(17,201)

Weighted average shares outstanding

Basic	26,301	26,132	26,250	26,083

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	322	-	173	-
Weighted average shares outstanding	26,623	26,132	26,423	26,083

Diluted income (loss) per share	$0.07	$(0.12)	$0.31	$(0.66)

Anti-dilutive securities (b)	1,875	3,788	2,038	3,702

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2020 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares. For the three and nine months ended March 31, 2019, the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net loss for the period.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2020	2019

Inventories:
Raw materials	$29,457	$27,927
Work-in-progress	1,592	2,193
Finished goods	12,548	13,392
Total Inventories	$43,597	$43,512

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2020	2019

Accrued Expenses:
Compensation and benefits	$5,095	$5,319
Customer prepayments	1,443	1,768
Accrued sales commissions	1,556	1,301
Accrued warranty	7,464	7,687
Other accrued expenses	4,548	5,136
Total Accrued Expenses	$20,106	$21,211

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

As of March 1, 2020, the Company performed its annual goodwill impairment test on the two reporting units that contain goodwill. The preliminary goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 33% above the carrying value of this reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value of $4.7 million or 619% above the carrying value of the reporting unit including goodwill. The definitive impairment test is expected to be completed in the fourth quarter of fiscal 2020. It is anticipated that the results of the test will not change when the test is complete.

A significant decline in the Company’s stock price during March 2020 related to the COVID-19 pandemic led management to conclude that a triggering event occurred. As a result, an interim goodwill impairment test subsequent to the March 1 testing date was required for both reporting units as of March 31, 2020. The result of the impairment test on both reporting units indicated that goodwill was not impaired.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of June 30, 2019	$9,208	$1,165	$10,373

Balance as of March 31, 2020
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of March 31, 2020	$9,208	$1,165	$10,373

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2020 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value of $16.8 million or 392% above its carrying value. The definitive indefinite-lived impairment test is expected to be completed in the fourth quarter of fiscal 2020. It is anticipated that the results of the test will not change when the test is complete.

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

Other Intangible Assets	March 31, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$13,614	$21,949
Patents	338	270	68
LED technology firmware, software	16,066	12,731	3,335
Trade name	2,658	801	1,857
Total Amortized Intangible Assets	54,625	27,416	27,209

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$27,416	$30,631

Other Intangible Assets	June 30, 2019
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,070	$23,493
Patents	338	247	91
LED technology firmware, software	16,066	12,364	3,702
Trade name	2,658	719	1,939
Total Amortized Intangible Assets	54,625	25,400	29,225

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$25,400	$32,647

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Amortization Expense of Other Intangible Assets	$670	$691	$2,016	$2,071

The Company expects to record annual amortization expense as follows:

(In thousands)

2020	$2,687
2021	$2,682
2022	$2,459
2023	$2,412
2024	$2,412
After 2024	$16,573

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 125 basis points for the fourth quarter of fiscal 2020. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of March 31, 2020, there was $7.9 million borrowed against the line of credit, and $67.1 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of March 31, 2020.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $3,958,000 and $3,882,000 in the nine months ended March 31, 2020 and 2019, respectively. Dividends on restricted stock units in the amount of $59,077 and $40,798 were accrued as of March 31, 2020 and 2019, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 12, 2020 to shareholders of record as of May 4, 2020. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 3,812,997, all of which are available for future grant or award as of March 31, 2020. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, performance stock units, and other stock-based awards.

In the third quarter of fiscal 2020, the Company granted 150,000 inducement stock options with an exercise price of $6.51. In the first quarter of fiscal 2020, the Company granted 455,429 non-qualified serviced-based stock options with an exercise price of $3.83 and 199,310 Performance Stock Units and 81,917 Restricted Stock Units at a fair value of $3.83. Stock compensation expense was $(103,000) and $224,000 for the three months ended March 31, 2020 and 2019, respectively and $494,000 and $951,000 for the nine months ended March 31, 2020 and 2019, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2020	2019
Cash Payments:
Interest	$889	$1,669
Income taxes	$8	$3

Non-cash investing and financing activities
Issuance of common shares as compensation	$225	$265
Issuance of common shares to fund deferred compensation plan	$296	$257

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2020, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine Months	Nine Months	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(In thousands)	2020	2019	2019

Balance at beginning of period	$1,134	$1,772	$1,772
Accrual of expense	73	534	560
Payments	(481)	(956)	(1,198)
Balance at end of period	$726	$1,350	$1,134

Of the total $726,000 severance reserve reported as of March 31, 2020, $612,000 has been classified as a current liability and will be paid out over the next twelve months. The remaining $114,000 has been classified as a long-term liability.

NOTE 14 – RESTRUCTURING COSTS

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility. The net proceeds from the sale were $12.3 million resulting in a gain of $4.8 million. Restructuring costs incurred in the first quarter of fiscal 2020 related to the closure of the New Windsor facility, which impacted both the Lighting and Graphics segment.

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

In the third quarter of fiscal 2020, the Company sold its North Canton, Ohio facility. The net proceeds from the sale were $7.7 million resulting in a net gain of $3.7 million. Restructuring charges incurred in the third quarter of fiscal 2020 related to the relocation of the North Canton facility, which impacted the Graphics Segment. The Company will relocate the production at the North Canton facility to a smaller, leased facility in Akron, Ohio during the fourth quarter of fiscal 2020. The Company also incurred $451,000 of expense to write-down inventory which is not included in the tables below.

Total restructuring costs were $235,000 and $744,000 for the three and nine months ended March 31, 2020, respectively.

The following table presents information about restructuring costs for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Severance benefits	$-	$263	$-	$484
Impairment of fixed assets and accelerated depreciation	-	-	49	228
Facility repairs	-	52	-	99
Gain on sale of facility	(3,741)	-	(8,562)	-
Exit costs	235	53	419	113
Manufacturing realignment costs	-	-	276	-
Total	$(3,506)	$368	$(7,818)	$924

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			March 31,
(In thousands)	2019	Expense	Payments	Adjustments	2020

Severance and termination benefits	$236	$-	$(209)	$-	$27
Other restructuring costs	-	695	(695)	-	$-
Total	$236	$695	$(904)	$-	$27

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items, and various items of office equipment. All of the Company’s leases are operating leases and are included in other long-term assets with the corresponding liability in other long-term liabilities. Leases have a remaining term of 1 to 5 years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and nine months ended March 31, 2020, the rent expense for these leases is immaterial.

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

	Three months ended	Nine months ended
(In thousands)	March 31, 2020	March 31, 2020

Operating lease cost	$574	$1,736

Supplemental Cash Flow Information:
Nine months ended
(In thousands)	March 31, 2020

Operating cash flows from operating leases
Fixed payments	1,707
Liability reduction	1,334

Operating Leases:
At March 31, 2020

Total operating right-of-use asset (Other long-term assets)	9,050

Accrued expenses (Current liabilities)	362
Long-term operating lease liability (Other long-term liabilities)	9,440
9,802

Weighted Average remaining Lease Term (in years)	4.81

Weighted Average Discount Rate	4.85%

Maturities of Lease Liability:
2020	955
2021	2,303
2022	2,279
2023	2,244
2024	1,917
Thereafter	1,683
Total lease payments	11,381
Less: Interest	(1,579)
Present Value of Lease Liabilities	9,802

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020. The CARES Act allowed the Company to utilize a Net Operating Loss (NOL) Carryback resulting in a revaluation of its deferred tax assets creating a favorable impact of $0.3 million in the third quarter of fiscal 2020. In addition, the Company sold its North Canton, Ohio facility in the third quarter of fiscal 2020 resulting in a book gain of $3.7 million. The sale generated a capital gain during the quarter resulting in a tax benefit due to the utilization of a capital loss carryforward, which reduced the anticipated full year estimated effective income tax rate.

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility resulting in a book gain of $4.8 million. The Company was able to utilize a deferred tax asset of $864,000 related to the sale of the facility.

In the second quarter of fiscal 2019, a deferred tax asset of $4.8 million was created as a result of the impairment of goodwill in the Lighting reporting unit.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	10.8%	(0.7)%	16.7%	13.6%
Uncertain tax positions	1.5	(0.1)	(0.3)	0.6
Deferred income tax adjustments	(16.7)	-	(2.5)	6.7
Shared-based compensation	4.4	(3.6)	3.7	(0.9)
Effective tax rate	-%	(4.4)%	17.6%	20.0%

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

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview; Recent Developments

LSI Industries is a leading producer of high-performance, American-made lighting solutions. Our strength in outdoor lighting applications creates opportunities for us to introduce additional solutions to our valued customers. LSI’s indoor and outdoor products and services, including our digital and print graphics capabilities, are valued by architects, engineers, distributors and contractors for their quality, reliability and innovation. Our products are used extensively in automotive dealerships, petroleum stations, quick service restaurants, grocery stores and pharmacies, retail establishments, sports complexes, parking lots and garages, and commercial and industrial buildings.

Although we are aggressively managing our response to the recent COVID-19 pandemic primarily through our focus on employee safety, customer service and support and cost-effective business continuity, the pandemic’s impact on our full year fiscal 2020 results and beyond is uncertain. We believe that the most significant elements of uncertainty relate to the intensity and duration of the impact on construction, renovation, and consumer spending as well as the ability of our sales channels, supply chains, manufacturing, and distribution to continue to operate with minimal disruption for the remainder of fiscal 2020 and beyond, all of which could negatively impact our financial position, results of operations, cash flows, and outlook. While we remain fully operational at all manufacturing facilities and practice safe engagement with our customers, agents and suppliers, we are attempting to mitigate the possible impacts of the COVID-19 pandemic on our business by taking certain expense management actions. Also, even though we have not recently experienced any issues with our supply chains, we have taken steps to diversify our supply chains so that we are not dependent on a sole supplier for certain raw materials. Because the duration and resulting economic disruption of the COVID-19 pandemic are unknown and impossible to determine at this time, we are uncertain regarding the extent to which the COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and capital investments.

Net Sales by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Lighting Segment	$49,013	$52,785	$165,640	$177,871
Graphics Segment	21,997	20,047	76,448	69,459
	$71,010	$72,832	$242,088	$247,330

Operating Income (Loss) by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Lighting Segment	$1,102	$691	$13,411	$(13,911)
Graphics Segment	4,015	(898)	6,394	2,350
Corporate and Eliminations	(2,486)	(2,066)	(8,575)	(8,049)
	$2,631	$(2,273)	$11,230	$(19,610)

Summary Comments

As we mentioned in the prior two quarters, we are transitioning from low margin commodity business to focus on higher margin applications and solutions, resulting in lower sales in the short term and improved margins.

Net sales of $71.0 million for the three months ended March 31, 2020 decreased $1.8 million or 3% as compared to net sales of $72.8 million for the three months ended March 31, 2019. Net sales were favorably influenced by increased net sales of the Graphics Segment (an increase of $1.9 million or 10%) more than offset by decreased net sales of the Lighting Segment (a decrease of $3.8 million or 7%).

Net sales of $242.1 million for the nine months ended March 31, 2020 decreased $5.2 million or 2% as compared to net sales of $247.3 million for the nine months ended March 31, 2019. Net sales were favorably influenced by increased net sales of the Graphics Segment (an increase of $7.0 million or 10%) more than offset by decreased net sales of the Lighting Segment (a decrease of $12.2 million or 7%).

Operating income of $2.6 million for the three months ended March 31, 2020 represents a $4.9 million improvement from operating loss of ($2.3) million in the three months ended March 31, 2019. The $4.9 million improvement from operating loss in fiscal 2019 was impacted by the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $3.7 million. When the impact of the sale of the North Canton facility, other restructuring and other plant closure costs and severance are removed from the operating results, adjusted operating loss, a Non-GAAP measure, was ($0.4) million in the three months ended March 31, 2020 compared to ($1.9) million in the three months ended March 31, 2019. Refer to “Non-GAAP Financial Measures” below. The improvement in adjusted operating loss was the net result of higher value sales mix, lower selling and administrative expenses and cost savings from the closure of the New Windsor, New York facility.

Operating income of $11.2 million for the nine months ended March 31, 2020 represents a $30.8 million improvement from an operating loss of ($19.6) million in the nine months ended March 31, 2019. The $30.8 million improvement from operating loss in fiscal 2019 was impacted by the sale of the New Windsor, New York facility in the first quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $4.8 million, the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $3.7 million, and a pre-tax $20.2 million goodwill impairment charge in the second quarter of fiscal 2019 with no comparable event in fiscal 2020. The period-over-period improvement in operating income was partially offset by a one-time adjustment to a Company benefit plan in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million. When the impact of the sales of the New Windsor and North Canton facilities, the goodwill impairment charge and other restructuring and plant closure costs are removed from the operating results, adjusted operating income, a Non-GAAP measure, was $3.9 million in the nine months ended March 31, 2020 compared to $3.2 million in the nine months ended March 31, 2019. Refer to “Non-GAAP Financial Measures” below. The increase in adjusted operating income was the net result of higher value sales mix, lower selling and administrative expenses and cost savings from the closure of the New Windsor, New York facility.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of goodwill impairment, severance costs, transition and re-alignment costs, and restructuring and plant closure costs, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow and Net Debt. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBIDTA and Adjusted EBITDA, Free Cash Flow and Net Debt.

Reconciliation of operating income (loss) to adjusted operating income (loss):
	Three Months Ended
	March 31
(In thousands)	2020	2019

Operating Income (Loss) as reported	$2,631	$(2,273)

Restructuring, plant closure (gain) costs and related inventory write-downs	(3,055)	368

Severance costs	19	42

Adjusted Operating Loss	$(405)	$(1,863)

Reconciliation of net income (loss) to adjusted net income (loss)
	Three Months Ended
	March 31
(In thousands, except per share data)	2020			2019
			Diluted EPS			Diluted EPS

Net Income (Loss) as reported	$1,861		$0.07	$(3,168)		$(0.12)

Restructuring, plant closure (gain) costs and related inventory write-downs	(2,769)	(1)	(0.10)	115	(3)	-

Severance costs	17	(2)	-	(14)	(4)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(174)		(0.01)	897		0.03

Net Loss adjusted	$(1,065)		$(0.04)	$(2,170)		$0.08

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) ($286)

(2) $2

(3) $253

(4) $56

Reconciliation of operating income (loss) to adjusted operating income:
	Nine Months Ended
	March 31
(In thousands)	2020	2019

Operating Income (Loss) as reported	$11,230	$(19,610)

Restructuring, plant closure (gain) costs and related inventory write-downs	(7,367)	1,991

Severance costs	73	534

Goodwill impairment	-	20,165

Transition and re-alignment costs	-	120

Adjusted Operating Income	$3,936	$3,200

Reconciliation of net income (loss) to adjusted net income
	Nine Months Ended
	March 31
(In thousands, except per share data)	2020			2019
			Diluted EPS			Diluted EPS

Net Income (Loss) as reported	$8,079		$0.31	$(17,201)		$(0.66)

Restructuring, plant closure (gain) costs and related inventory write-downs	(5,995)	(1)	(0.23)	1,386	(3)	0.05

Severance costs	61	(2)	-	372	(4)	0.01

Goodwill impairment	-		-	15,361	(5)	0.59

Transition and re-alignment costs	-		-	94	(6)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(609)		(0.02)	897		0.03

Net Income adjusted	$1,536		$0.06	$908		$0.03

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

The income tax effects of the adjustments in the tables above were calculated using the estimated U.S. effective income tax rates for the periods indicated. The income tax effects were as follows (in thousands):

(1) ($1,372)

(2) $12

(3) $605

(4) $162

(5) $4,804

(6) $26

Reconciliation of operating income (loss) to EBITDA and Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Operating Income (Loss) as reported	$2,631	$(2,273)	$11,230	$(19,610)

Depreciation and Amortization	2,080	2,552	6,631	7,787

EBITDA	$4,711	$279	$17,861	$(11,823)

Restructuring, plant closure (gain) costs and related inventory write-downs	(3,055)	368	(7,367)	1,991

Severance costs	19	42	73	534

Goodwill impairment	-	-	-	20,165

Transition and re-alignment costs	-	-	-	120

Adjusted EBITDA	$1,675	$689	$10,567	$10,987

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2020	2019	2020	2019

Cash Flow from Operations	$(3,806)	$(1,243)	$17,097	$6,385

Proceeds from sale of facilities	7,700	-	20,032	-

Capital expenditures	(419)	(769)	(1,538)	(2,348)

Free Cash Flow	$3,475	$(2,012)	$35,591	$4,037

Reconciliation of Net Debt
	March 31,	June 30,
(In thousands)	2020	2019

Long-Term Debt as reported	$7,919	$39,541

Less:
Cash and cash equivalents as reported	820	966

Net Debt	$7,099	$38,575

Results of Operations

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Lighting Segment
	Three Months Ended
	March 31
(In thousands)	2020	2019

Net Sales	$49,013	$52,785
Gross Profit	$12,637	$12,331
Operating Income (Loss)	$1,102	$691

Lighting Segment net sales of $49.0 million in the three months ended March 31, 2020 decreased 7% from net sales of $52.8 million in the same period in fiscal 2019. The 7% drop in sales is attributed to the continued transition toward a less commoditized, higher-value sales mix.

Gross profit of $12.6 million in the three months ended March 31, 2020 increased $0.3 million or 3% from the same period of fiscal 2019 and increased from 23.2% to 25.4% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The Lighting Segment incurred restructuring and plant closure costs that were recorded in cost of sales related to the closure of the New Windsor, New York facility $0.3 million in fiscal 2019. The increase in gross profit is also due to product mix and moving away from low-margin commodity business to higher margin market applications. Also contributing to the period-over-period improvement in gross profit are the cost savings from the closure of the New Windsor facility

Selling and administrative expenses of $11.5 million in the three months ended March 31, 2020 remained relatively flat from the same period of fiscal 2019.

Lighting Segment operating income of $1.1 million for the three months ended March 31, 2020 increased $0.4 million from operating income of $0.7 million in the same period of fiscal 2019 primarily due to restructuring and plant closure costs and severance related to the closure of its New Windsor facility in fiscal 2019.

Graphics Segment
	Three Months Ended
	March 31
(In thousands)	2020	2019

Net Sales	$21,997	$20,047
Gross Profit	$3,293	$3,018
Operating Income (Loss)	$4,015	$(898)

Graphics Segment net sales of $22.0 million in the three months ended March 31, 2020 increased $1.9 million or 10% from net sales of $20.0 million in the same period in fiscal 2019. The increase in sales is from growth in sales to the Petroleum market vertical.

Gross profit of $3.3 million in the three months ended March 31, 2020 increased $0.3 million or 9% from the same period of fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) for the three months ended March 31, 2020 remained relatively flat from the same period of fiscal 2019.

Selling and administrative expenses, which showed a gain of ($0.7) million in the three months ended March 31, 2020, improved $4.6 million from $3.9 million in the same period of fiscal 2019. The $4.6 million improvement was primarily as a result of the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020. When the $3.7 million gain is removed from the third quarter of fiscal 2020 results, there was a $0.9 million or 23% decrease in selling and administrative expenses. The decrease in selling and administrative expenses was due to decreased wages and benefit expense due to lower headcount and a reduction in bad debt expense.

Graphics Segment operating income of $4.0 million in the three months ended March 31, 2020 increased $4.9 million from operating loss of ($0.9) million in the same period of fiscal 2019. The increase of $4.9 million was primarily the net result of the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility in the three months ended March 31, 2020. When all Non-GAAP items are removed from both fiscal years, Non-GAAP adjusted operating income for the three months ended March 31, 2020 was $1.0 million, or $1.9 million higher than Non-GAAP adjusted operating loss of ($0.9) million for the three months ended March 31, 2019 (refer to the Non-GAAP table below for a reconciliation of Graphics Segment operating income (loss) to adjusted operating income). The increase is due to the increase in sales and a decrease in selling and administrative expenses.

Reconciliation of Graphics Segment operating income (loss) to adjusted operating income (loss):
	Three Months Ended
	March 31
(In thousands)	2020	2019

Operating Income (Loss)	$4,015	$(898)
Restructuring, plant closure (gain) costs and related inventory write-downs	(3,044)	-
Severance	27	(9)
Adjusted operating income (loss)	$998	$(907)

Corporate and Eliminations

	March 31
(In thousands)	2020	2019

Gross Profit (Loss)	$12	$(12)
Operating (Loss)	$(2,486)	$(2,066)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2.5 million in the three months ended March 31, 2020 increased $0.4 million or 22% from the same period of fiscal 2019. The increase is primarily the result of filling key vacancies in selling and administration.

Consolidated Results

We reported $0.1 million net interest expense in the three months ended March 31, 2020 compared to $0.6 million net interest expense in the three months ended March 31, 2019. The decrease in interest expense from fiscal 2019 to fiscal 2020 is the result of lower levels of debt outstanding on our line of credit. We also recorded other expense of $0.6 million in the three months ended March 31, 2020 compared to $0.2 million in the three months ended March 31, 2019, both of which are related to net foreign exchange currency transaction losses through our Mexican subsidiary. The increase in other expense for the three months ended March 31, 2020 was due to the devaluation of the Mexican Peso as a result of market conditions surrounding the COVID-19 pandemic.

We recorded less than $1,000 of income tax expense in the three months ended March 31, 2020 which was driven by a favorable deferred tax asset adjustment related to a Net Operating Loss (NOL) carryback from the CARES Act. The $0.1 million income tax expense in the three months ended March 31, 2019 was the result of a cumulative change to our estimated annual tax rate driven by the expected gain on the sale of the New Windsor, New York facility.

We reported net income of $1.9 million in the three months ended March 31, 2020 compared to net loss of ($3.2) million in the same period of fiscal 2019. The improvement in the net loss in the three months ended March 31, 2019 to net income in the three months ended March 31, 2020 is mostly driven by the pre-tax gain of $3.7 million on the sale of the North Canton, Ohio facility. When the impact of all Non-GAAP items is removed from both fiscal years, Non-GAAP adjusted net loss was ($1.1) million for the three months ended March 31, 2020 compared to adjusted net loss of ($2.2) million for the three months ended March 31, 2019 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, decreased interest expense, and a lower effective tax rate, partially offset by decreased net sales and higher foreign exchange currency transaction losses. Diluted earnings per share of $0.07 was reported in the three months ended March 31, 2020 as compared to ($0.12) diluted loss per share in the same period of fiscal 2019. The weighted average common shares outstanding for purposes of computing diluted earnings (loss) per share in the three months ended March 31, 2020 were 26,301,000 shares as compared to 26,132,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2020 COMPARED TO NINE MONTHS ENDED MARCH 31, 2019

Lighting Segment
	Nine Months Ended
	March 31
(In thousands)	2020	2019

Net Sales	$165,640	$177,871
Gross Profit	$45,357	$42,548
Operating Income (Loss)	$13,411	$(13,911)

Lighting Segment net sales of $165.6 million in the nine months ended March 31, 2020 decreased 7% from net sales of $177.9 million in the same period in fiscal 2019. The reduction in sales is attributed to the continued transition toward a less commoditized, higher-value sales mix and the softness in select vertical markets.

Gross profit of $45.4 million in the nine months ended March 31, 2020 increased $2.8 million or 7% from the same period of fiscal 2019 and increased from 23.7% to 27.0% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The growth in gross profit and gross profit as a percentage of sales is due to continued favorable price/mix. Also contributing to the period-over-period improvement in gross profit are the cost savings from the closure of the New Windsor facility.

Selling and administrative expenses of $31.9 million in the nine months ended March 31, 2020 decreased $24.5 million from selling and administrative expenses of $56.5 million in the same period in fiscal 2019, primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility in fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in fiscal 2019. When the $4.8 million gain is removed from fiscal 2020 results and the goodwill impairment charge is removed from fiscal 2019 results, there was a $0.5 million or 1% increase in selling and administrative expenses. The increase in selling and administrative expenses is mostly driven by a one-time adjustment to a Company benefit plan in fiscal 2019 with no comparable event in fiscal 2020 partially offset by lower commission expense in fiscal 2020 which is the result of lower sales volume.

Lighting Segment operating income of $13.4 million in the nine months ended March 31, 2020 increased $27.3 million from an operating loss of ($13.9) million in the same period of fiscal 2019 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility in fiscal 2020 and a $20.2 million pre-tax goodwill impairment charge in fiscal 2019. When all Non-GAAP items are removed from both fiscal years, fiscal 2020 Non-GAAP adjusted operating income of $8.8 million was $0.3 million higher than fiscal 2019 Non-GAAP adjusted operating income of $8.5 million (refer to the Non-GAAP table below for a reconciliation of Lighting Segment operating income (loss) to adjusted operating income). The increase in Non-GAAP adjusted operating income is due to higher gross profit and improved gross profit as a percentage of sales partially offset by a decrease in sales volume and higher selling and administrative expenses.

Reconciliation of Lighting Segment operating income (loss) to adjusted operating income:
	Nine Months Ended
	March 31
(In thousands)	2020	2019

Operating Income (Loss)	$13,411	$(13,911)
Restructuring and plant closure (gain) costs	(4,674)	1,991
Severance	18	237
Goodwill impairment	-	20,165
Adjusted operating income	$8,755	$8,482

Graphics Segment
	Nine Months Ended
	March 31
(In thousands)	2020	2019

Net Sales	$76,448	$69,459
Gross Profit	$12,384	$13,727
Operating Income	$6,394	$2,350

Graphics Segment net sales of $76.4 million in the nine months ended March 31, 2020 increased $7.0 million or 10% net sales of $69.5 million in the same period of fiscal 2019. Growth was realized across the petroleum and digital signage product applications.

Gross profit of $12.4 million in the nine months ended March 31, 2020 decreased $1.3 million or 10% from the same period of fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 19.7% in the nine months ended March 31, 2019 to 16.1% in the nine months ended March 31, 2020. The decrease in amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) offset by a change in customer program mix. Graphics gross margin was unfavorably impacted by several factors including: new and early stage petroleum products and start-up costs associated therewith, alignment of manufacturing resources required to support the transition from print to digital in certain market applications, and a one-time adjustment to a Company benefit plan in fiscal 2019 with no comparable event in fiscal 2020.

Selling and administrative expenses of $6.0 million in the nine months ended March 31, 2020 decreased $5.4 million or 47% from the same period of fiscal 2019 primarily as a result of the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020. When the $3.7 million gain is removed from the third quarter of fiscal 2020 results, there was a $1.6 million or 14% decrease in selling and administrative expenses. The decrease in selling and administrative expenses was due to decreased wages and benefit expense due to lower headcount and a reduction in bad debt expense.

Graphics Segment operating income of $6.4 million in the nine months ended March 31, 2020 increased $4.0 million from operating income of $2.4 million in the same period of fiscal 2019. The increase of $4.0 million was primarily the result of the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility.

Corporate and Eliminations
	Nine Months Ended
	March 31
(In thousands)	2020	2019

Gross Profit (Loss)	$20	$(21)
Operating (Loss)	$(8,575)	$(8,049)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $8.6 million in the nine months ended March 31, 2020 increased $0.6 million from the same period of fiscal 2019. The increase is primarily the result of filling key vacancies in selling and administration.

Consolidated Results

We reported $0.8 million net interest expense in the nine months ended March 31, 2020 compared to $1.7 million net interest expense in the nine months ended March 31, 2019. The decrease in interest expense from fiscal 2019 to fiscal 2020 is primarily the result of reduced borrowings against our line of credit. We also recorded other expense of $0.6 million in the nine months ended March 31, 2020 compared $0.2 million in the nine months ended March 31, 2019, both of which are related to net foreign exchange currency transaction losses through our Mexican subsidiary. The increase in other expense for the three months ended March 31, 2020 was due to the devaluation of the Mexican Peso as a result of market conditions surrounding the COVID-19 pandemic.

The $1.7 million income tax expense in the nine months ended March 31, 2020 represents a consolidated effective tax rate of 17.6%. The effective tax rate is mostly driven by the following: 1) a discrete item related to stock-based compensation expense; 2) a deferred tax asset adjustment related to a NOL carryback from the CARES Act, and; 3) the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton, Ohio facility. The $4.3 million income tax benefit in the nine months ended March 31, 2019 represents a consolidated effective tax rate of 20.0%, which is inclusive of a cumulative change to the estimated annual tax rate mostly due to the tax treated related to the fourth quarter of fiscal 2019 sale of the New Windsor, New York facility. Also impacting the consolidated tax benefit in the first nine months of fiscal 2019 is the second quarter goodwill impairment charge.

We reported net income of $8.1 million in the nine months ended March 31, 2020 compared to net loss of ($17.2) million in the same period of fiscal 2019. The change from the net loss in the nine months ended March 31, 2019 to the net income in the nine months ended March 31, 2020 is driven by the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility and the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility in fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in fiscal 2019. When the impact of all Non-GAAP items is removed from both fiscal years, the fiscal 2020 Non-GAAP adjusted net income of $1.5 million increased $0.6 million from fiscal 2019 adjusted net income of $0.9 million (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, decreased interest expense, and a lower effective tax rate, partially offset by decreased net sales and higher foreign exchange currency transaction losses. Diluted earnings per share of $0.31 was reported in the nine months ended March 31, 2020 as compared to ($0.66) diluted loss per share in the same period of fiscal 2019. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2020 were 26,423,000 shares as compared to 26,083,000 shares in the same period of fiscal 2019.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At March 31, 2020, we had working capital of $56.4 million, compared to $71.1 million at June 30, 2019. The ratio of current assets to current liabilities was 2.45 to 1 as compared to a ratio of 2.78 to 1 at June 30, 2019. The balance sheet at June 30, 2019 included an asset held for sale of $7.5 million which was sold in the first quarter of fiscal 2020. When June 30, 2019 current assets are revised to exclude the asset held for sale, adjusted working capital, a Non-GAAP financial measure, and the ratio of current assets to current liability are $63.6 million and 2.59 to 1, respectively, as of June 30, 2019. The $7.2 million decrease in working capital from June 30, 2019 to March 31, 2020 (as adjusted and excludes held for sale assets) is primarily driven by an $8.8 million decrease in accounts receivable, a $1.1 million decrease in accrued expense and a $0.9 million increase in refundable income taxes.

We generated $17.1 million of cash from operating activities in the nine months ended March 31, 2020 as compared to $6.4 million in the same period of fiscal 2019. This $10.7 million increase in net cash flows from operating activities is the result of our improved earnings as well as our ongoing strategy to aggressively manage our working capital which includes the reduction of accounts receivable days sales outstanding (DSO), increasing inventory turns while simultaneously reducing inventory levels, and effectively managing our supply chain which includes partnering with our suppliers to find the appropriate service level while effectively managing payment terms.

Net accounts receivable were $46.0 million and $54.7 million at March 31, 2020 and June 30, 2019, respectively. DSO decreased to 59 days at March 31, 2020 from 63 days at June 30, 2019. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $43.6 million at March 31, 2020 increased $0.1 million from $43.5 million at June 30, 2019. The decrease of $0.1 million is the result of a decrease in gross inventory of $0.9 million and a decrease in obsolescence reserves of $1.0 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory increased $1.7 million in the first nine months of fiscal 2020 in the Lighting Segment which was partially offset by a decrease in net inventory in the Graphics Segment of $1.6 million. We increased inventory in the Lighting Segment in anticipation for higher demand during the coming summer months.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. We have a secured $75 million revolving line of credit with our bank, with $63.7 million of the credit line available as of April 17, 2020. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. We are in compliance with all of our loan covenants. We believe that our $75 million line of credit plus cash flows from operating activities are adequate for calendar year 2020 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

We had a source of cash of $18.5 million related to investing activities in the nine months ended March 31, 2020 as compared to a use of $2.3 million in the same period of fiscal 2019, resulting in a favorable change of $20.8 million. Capital expenditures decreased from $2.3 million in the nine months ended March 31, 2019 to $1.5 million in the nine months ended March 31, 2020. We sold our New Windsor, New York manufacturing facility for $12.3 million in the first quarter of fiscal 2020 and our North Canton, Ohio facility for $7.7 million in the third quarter of fiscal 2020, which were the primary contributing factors to the increase in cash flow from investing activities from fiscal 2019 to fiscal 2020.

We used $35.5 million of cash related to financing activities in the nine months ended March 31, 2020 compared to $5.5 million in the nine months ended March 31, 2019. The $30.0 million change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by cash flow from operations.

We have on our balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

We have no financial instruments with off-balance sheet risk and have no off-balance sheet arrangements.

Cash Dividends

In April 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 12, 2020 to shareholders of record as of May 4, 2020. The indicated annual cash dividend rate for fiscal 2020 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to market risk since June 30, 2019. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

During the nine months ended March 31, 2020, we enacted additional controls related to the adoption of ASU 2016-02, “Leases.” There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K, except that we are adding the following risk factor discussion relating to the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services.

A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate action. Although the disruptions related to COVID-19 may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. Because the duration and resulting economic disruption of the COVID-19 pandemic are unknown and impossible to determine at this time, we are uncertain regarding the extent to which the COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and capital investments.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 4, 2020, the Compensation Committee of the Board of Directors granted inducement awards of stock options in accordance with NASDAQ Listing Rule 5635(c)(4) to Jeffrey Davis, the head of LSI sales and Brian Vincent, Chief Support Officer. Mr. Davis was granted an inducement stock option to purchase up to 100,000 shares of the Company’s common stock. The award was approved in connection with the commencement of his employment with the Company and has a ten-year term. The option is exercisable at a price of $6.51 per share (the closing price on February 4, 2020) and will vest only if Mr. Davis remains an employee of the Company for three years. Mr. Vincent was granted an inducement stock option to purchase up to 50,000 shares of the Company’s common stock in connection with the commencement of his employment with the Company and has a ten-year term. The option is exercisable at a price of $6.51 per share (the closing price on February 4, 2020), and one-third of the option will vest on each anniversary of the grant date. The grants of such awards are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

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
May 5, 2020