Form 10-K
period 2020-06-30
LSI INDUSTRIES INC
filed 2020-09-11
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File No. 0-13375

LSI INDUSTRIES INC.

(Exact name of Registrant as specified in its charter)

Ohio	10000 Alliance Road Cincinnati, Ohio 45242	IRS Employer I.D.
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	No. 31-0888951

(513) 793-3200

(Telephone of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	LYTS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $153,525,829 based upon a closing sale price of $6.05 per share as reported on The NASDAQ Global Select Market.

At August 31, 2020 there were 26,331,777 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders to be held on November 10, 2020 are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2020 FORM 10-K ANNUAL REPORT
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

PART I

ITEM 1. BUSINESS

Overview

LSI Industries is a leading producer of high-performance, American-made lighting and graphics solutions. The Company’s strength in outdoor lighting applications creates opportunities for it to introduce additional solutions to its customers. LSI’s indoor and outdoor products and services, including its digital and print graphics capabilities, are valued by architects, engineers, distributors and contractors for their quality, reliability, and innovation.

Our business is organized as follows: the Lighting Segment, which represented 67% of our fiscal 2020 net sales and the Graphics Segment, which represented 33% of our fiscal 2020 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 42 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2020	2019
Lighting Segment	$206,199	$235,114
Graphics Segment	99,359	93,738
Total Net Sales	$305,558	$328,852

Lighting Segment

Our Lighting Segment manufactures, markets, and sells outdoor and indoor lighting solutions to the following markets including but not limited to: petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, grocery and pharmacy store markets, the automotive market, and national retail accounts. The Company reaches these customers through multiple channels including: project job business sold through electrical distributors and shipped direct to the customer; standard products sold to and stocked by distributors; and direct to end-use customers. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively priced product requirements of the markets we serve. Focusing on key market applications allows us to deliver unique product solutions which in turn provides value to our customers.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as interior and exterior down-lighting, wall-wash lighting, canopy lighting, flood-lighting, emergency exit lighting, area lighting and security lighting. Our engineering staff performs photometric analyses and wind load safety studies for our light fixtures. In addition, our light fixtures are certified to UL, DLC, ROHS, and (for outdoor lighting) IDA standards. Our lighting products utilize LED light sources. The major products and services offered within our lighting segment include exterior area lighting, interior lighting, canopy lighting, landscape lighting, lighting controls, light poles, lighting system design, and photometric layouts. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. The Company also has a focus on designing lighting system solutions and implementing strategies related to energy savings in all markets served.

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

Graphics Segment

Our Graphics Segment manufactures, sells and installs exterior and interior visual image elements such as traditional print graphics, interior branding, electrical and architectural signage, active digital signage along with the management of media content related to digital signage, and menu board systems that are either digital or print by design. The major products and services offered within our Graphics Segment include the following: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, fleet graphics, menu boards, digital signage and media content management. We also manage and execute the implementation of large rollout programs. These programs provide graphics displays and visual image upgrades in several markets, including the petroleum/convenience store market, quick-service restaurant market, the grocery store and pharmacy markets, as well as customers with multi-site retail operations. Our extensive lighting and graphics expertise, product offering, and visual image solution implementation capabilities represent significant competitive advantages. We work with our customers and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand. Increasingly, we have become the primary supplier of exterior and interior graphics for our customers. We also offer installation management services for those customers who require the installation of interior or exterior products (utilizing pre-qualified independent subcontractors throughout the United States).

Sales, Customers and Marketing

Sales: Our lighting products including lighting controls, are sold primarily throughout the United States, but also in Canada, Mexico, Australia, and Latin America (approximately 5% of consolidated net sales are outside the United States) using a combination of regional sales managers and independent sales representatives for the various markets we serve. Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard product to stocking distributors, who subsequently provide product to electrical contractors and end users for a variety of lighting applications. Our graphics products, which in many instances are program-driven, are sold primarily through our own sales force.

Customers: Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, franchises, and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, petroleum and electrical distributors and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the goal to turn them into orders from our customers. Our sales are partially seasonal as installation of outdoor lighting and graphic systems in the northern states decreases during the winter months. The Company did not have any customers whose annual consolidated sales exceeded 10 percent of total net sales in fiscal 2020 or 2019.

Marketing: The Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the internet and social media. We have made investments in our marketing support team to continue to build awareness of LSI’s product and service capabilities. Our marketing approach and means of distribution vary by product line and by market.

Manufacturing and Distribution

We currently operate out of seven manufacturing facilities in four U.S. states. In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility, and moved production from this location to our Cincinnati, Ohio and Independence, Kentucky locations. In the third quarter, the Company sold its North Canton, Ohio facility. In conjunction with the sale of the North Canton facility, we moved to a smaller manufacturing facility in Akron, Ohio. These changes allowed us to leverage our existing footprint in Ohio, Kentucky, North Carolina, and Texas while strengthening our commitment to U.S. based manufacturing along with a diverse and redundant supply chain.

We design, engineer and manufacture most of our lighting and graphics products through the utilization of lean manufacturing principles. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The majority of products we sell are engineered, designed and assembled by the Company, while a small portion of the products we sell are purchased from select qualified vendors .Our lighting and graphics products are delivered directly from our manufacturing facilities to our customers utilizing third-party common carriers.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, and digital screens.  We source these materials and components from a variety of suppliers.  Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged.  We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Most lighting products are made to order and shipped shortly after they are manufactured. Our Graphics operations manufacture custom graphics products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. Our digital signage business requires us to carry an inventory of digital screens to meet the demands of a large roll-out program. In some Graphics programs, customers also give us a cash advance for the inventory that we stock for them.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. Research and development costs related to both product and software development totaled $3.6 million and $5.3 million for the fiscal years ended June 30, 2020 and 2019, respectively.

Competition

We experience competition in both segments and in all markets we serve based on numerous factors, including price, brand name recognition, product quality, product design, prompt delivery, energy efficiency, customer relationships, reputation, and service capabilities. Although we have many competitors, some of which have greater financial and other resources, we do not compete with the same companies across both segments and all markets. In addition, there have been a growing number of new competitors in the lighting segment, most notably those companies selling lower cost Asian imports.

Working Capital

For a discussion of our working capital, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Backlog Orders

We had a backlog of orders, which we believe to be firm, of $26.2 million and $30.7 million at June 30, 2020 and 2019, respectively. All orders are expected to be shippable or installed within twelve months.

Environmental Regulations

We are subject to a variety of federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions could result in fines and other liabilities to the government or third parties.

Employees

We have 1,072 full-time employees and 29 agency employees as of June 30, 2020. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance and a 401(k) retirement savings plan. The Company offers a nonqualified deferred compensation plan, an equity-based incentive plan and an incentive plan that is based upon the achievement of the Company’s business plan goals, for certain employees.

Information Concerning LSI Industries Inc.

We file reports with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding us. The address of that site is http://www.sec.gov. Our internet address is http://www.lsicorp.com. We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file them with the SEC.

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

RISKS RELATED TO OUR STRATEGY

Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent novel coronavirus disease (“COVID-19”) outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact.

COVID-19 continues to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. Additionally, there was a disruption to the construction markets, as well as inventory de-stocking by our distributors, which had a negative impact to sales. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.

The outbreak has increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The current outbreak of COVID-19 has caused an economic slowdown, and it is increasingly possible that its continued spread will lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences and a conscientious effort to control spending), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. In addition, given the concerns about the spread of COVID-19, our workforce has at times been operating at reduced levels at our manufacturing facilities, which may continue to have an adverse impact on our ability to timely meet future customer orders.

The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Further, the pandemic may adversely impact the health of our workforce, which could result in higher healthcare costs.

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several market segments including, but not limited to, commercial, industrial, retail, petroleum / convenience store and automotive. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales, profitability and cash flow. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

Approximately 36% of our net sales in fiscal year 2020 are concentrated in the petroleum / convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum/convenience store industries and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, to the price and supply of oil and to a decline in demand resulting from an economic recession or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, and industry factors or otherwise, could have an adverse effect on our business.

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

Historically, sales of our products have been subject to cyclical variations caused by changes in general economic conditions. The demand for our products reflects the capital investment decisions of our customers, which depend upon the general economic conditions of the markets that our customers serve, including and particularly, the petroleum/convenience store industries. During periods of expansion in construction and industrial activity, we generally have benefited from increased demand for our products. Conversely, downward economic cycles in these industries result in reductions in sales and pricing of our products, which may reduce our profits and cash flow. During economic downturns, customers also tend to delay purchases of new products. The cyclical and seasonal nature of our business could at times adversely affect our liquidity and financial results.

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

RISKS RELATED TO OUR OPERATIONS

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, LEDs, electronic components, plastic lenses, glass lenses, vinyls, inks, and corrugated cartons. Materials comprise the largest component of costs, representing approximately 60% and 62% of the cost of sales in 2020 and 2019, respectively. While we have multiple sources of supply for most of our material requirements, significant shortages could disrupt the supply of raw materials. Further significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs. On occasion, there are selected electronic component parts and certain other parts shortages in the marketplace, some of which have affected the Company’s manufacturing operations and shipment schedules even though multiple suppliers may be available. The lead times of these suppliers can increase and the prices of some of these parts have increased during periods of shortages.

Our information technology systems are subject to certain cyber risks and disasters that are beyond our control.

We depend heavily on the proper functioning and availability of our information, communications, and data processing systems, including operating and financial reporting systems, in operating our business. Our systems and those of our technology and communications providers are vulnerable to interruptions caused by natural disasters, power loss, telecommunication and internet failures, cyber-attack, and other events beyond our control. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In August 2020, we experienced a malware incident affecting certain of our network systems. Immediately following the incident, actions were taken to recover the affected systems and to verify through third-party testing that no confidential data was extracted or compromised. There was minimal business interruption and immaterial net financial impact resulting from the incident. We are enhancing our cybersecurity controls as we continue to assess this incident and monitor its effects in order to minimize the likelihood of any reoccurrence.

Although our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident. We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.

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

Commissioned sales representatives are critical to generating business in the Lighting Segment. From time to time, commissioned sales representatives representing a particular region resign or are terminated and replaced with new commissioned sales representatives. During this period of transition from the previous agency to the new one, sales in the particular region will likely fall as business is disrupted. It may take several months for the new sales representative to generate sales that will equal or exceed the previous sales representative. There is also the risk that the new sales agency will not attain the sales volume of the previous agency. These sales representative changes may occur individually as one agency is replaced due to lack of performance or changes may occur as a result of the mergers or acquisitions within the lighting industry. On the other hand, these sales representative changes can be widespread as a result of the competitive nature of the lighting industry as LSI and its competition vie for the strongest sales agency in a particular region.

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

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, in June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation that the Trump Administration has found to be unreasonable and burdensome to US commerce. To date, the President has used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3, alone valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019. Moreover, in August 2019, the President announced a 10% tariff on a fourth list of goods valued at nearly $300 billion to take effect September 1, 2019, which was subsequently delayed until December 15, 2019. These tariffs, along with any additional tariffs or other trade actions that have been implemented, have increased the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions required us to raise our prices, which impacted the demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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

RISKS RELATED TO FINANCIAL MATTERS

Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital.

The market price of our common stock has experienced a significant decline from which it has not fully recovered. During fiscal year 2020, the sales price of our common stock, as reported on the Nasdaq Global Select Market, declined from a high of $7.30 in February 2020 to a low of $2.50 on March 18, 2020. Most recently, on August 31, 2020, the market price of our common stock, as reported on the Nasdaq Global Select Market, closed at a price of $6.86 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in fiscal 2020, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our credit facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the UK announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we will need to renegotiate our credit facility and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate our credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description		Size	Location	Status

1)	LSI Industries Corporate Headquarters and lighting fixture manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

2)	LSI Lighting pole manufacturing and dry powder-coat painting	122,000 sq. ft.	Cincinnati, OH	Owned

3)	LSI Industries technology center	1,000 sq. ft.	Cincinnati, OH	Leased

4)	LSI Lighting Fabrication manufacturing and dry powder-coat painting	96,000 sq. ft. (includes 5,000 sq. ft. of office space	Independence, KY	Owned

5)	LSI Graphics office; screen printing manufacturing; and architectural graphics manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

6)	LSI Graphics office and manufacturing	46,000 sq. ft. (includes 10,000 sq. ft. of office space	Akron, OH	Leased

7)	LSI Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

8)	LSI Lighting Office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

The Company considers these eight operating facilities adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 13 of Notes to the Consolidated Financial Statements beginning on page 55 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2020, there were approximately 634 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2020 was $0.20 per share.

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

The Company’s $75 million line of credit is subject to interest rate fluctuations, should the Company borrow certain amounts on this line of credit. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components, mainly steel, aluminum, castings, fabrications, LEDs, electronic components, power supplies, powder paint, glass lenses, Aluminum Composite Material (ACM), inks, vinyl films and corrugated cartons, to name a few. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. While the possibility does exist of industry-wide supply shortages at any time in the future, the Company has not experienced any significant supply problems in recent years. Price risk for these materials is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2020, the raw material component of cost of goods sold subject to price risk was approximately $139 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has announced price increases with customers to offset raw material price increases and to mitigate the impact of trade tariffs. The Company’s Graphics Segment generally establishes new sales prices, reflective of the then current raw material prices, for each custom graphics program as it begins.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk with respect to its Mexican subsidiary. The sales transacted by this subsidiary in pesos represent approximately 3% of the Company’s consolidated net sales. All other business conducted by the Company is in U.S. dollars.

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

Not applicable.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Management's Report on Internal Control over Financial Reporting appearing on page 28 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 28.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 10, 2020 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of ethics is publicly available on our website at lsicorp.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Security Ownership,” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the captions “Corporate Governance” and “Related Person Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Committees of the Board” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements appear as part of Item 8 of this Form 10-K.

(2)	Exhibits – Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.		Exhibit Description

3.1		Certificate of Amended Articles of Incorporation of LSI.

3.2		Amended and Restated Code of Regulations of LSI

4.1		Description of Securities (incorporated by reference to Exhibit 4.1 of LSI’s Annual Report on Form 10-K filed on September 6, 2019).

4.2		Warrant Agreement issued by LSI Industries Inc. (incorporated by reference to Exhibit 4.1 to LSI’s Form 8-K filed on February 21, 2017).

10.1		Third Amendment to Loan Documents dated February 21, 2017 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed on February 21, 2017).

10.2		Fourth Amendment to Loan Documents dated February 28, 2019 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3		Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed on September 10, 2014)

10.4*		Amended and Restated 2012 Stock Incentive Plan amended as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 3, 2017).

10.5*		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of LSI’s Form 8-K filed on June 23, 2016)

10.6*		LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of December 30, 2019) (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 6, 2020).

10.7*		Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.8*		Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.9*		Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.10	*	Employment Offer Letter between LSI and Michael C. Beck (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on January 16, 2019).

10.11	*	Change of Control Policy (incorporated by reference to Exhibit 10 to LSI’s Form 8-K filed on October 3, 2011).

10.12	*	Form of Restricted Stock Unit Award Agreement – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed on July 6, 2015).

10.13	*

Form of Non-qualified Stock Option Agreement / Inducement Awards – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 7, 2018).

10.14	*	Form of Nonqualified Stock Option Award Agreement - Service-Based – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed on July 6, 2015).

10.15	*

Form of Nonqualified Stock Option Award Agreement – Performance-Based – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed on July 6, 2015).

10.16	*	Form of Incentive Stock Option Award Agreement – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed on July 6, 2015).

10.17	*	FY20 Long Term Incentive Plan*++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 7, 2019).

10.18	*	FY20 Short Term Incentive Plan*++ (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on November 7, 2019).

10.19	*	Form of Performance Share Unit Award Agreement – Amended and Restated 2012 Stock Incentive Plan*++ (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 7, 2019).

10.20	*	2019 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form S-8 Registration Statement File No. 333-234556 filed on November 7, 2019).

14		Code of Ethics (incorporated by reference to exhibit 14 to LSI’s Form 10-K for the fiscal year ended June 30, 2004).

21		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24		Power of Attorney (included as part of signature page)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1		18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2		18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

*Management compensatory agreement.

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

LSI INDUSTRIES INC.

September 11, 2020	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 11, 2020

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 11, 2020

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 11, 2020

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 11, 2020

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 9, 2020

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 11, 2020

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 11, 2020

/s/ John K. Morgan	Director
John K. Morgan
Date: September 11, 2020

/s/ Wilfred T. O’Gara	Chairman of the Board of Directors
Wilfred T. O’Gara
Date: September 11, 2020

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

COVID-19 Pandemic

Our business is significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that continues to spread in the U.S. and globally. During the fourth quarter of fiscal 2020, we experienced a decline in the demand for our products and services across all of our markets as a result of the impact of the spread of COVID-19 and the resulting disruptions to the non-residential construction market.

We continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health, safety and welfare of our employees, customers, agents and suppliers as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:

●

Operating our business with a focus on our employee health and safety, which includes minimizing travel, implementing appropriate distancing programs, enhanced and more frequent cleaning within our facilities, and requiring use of personal protective equipment;

●	Monitoring of our liquidity, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and continued scrutiny of our capital expenditures; and

●	Continuously reviewing our financial strategy to strengthen financial flexibility in these volatile financial markets.

We continue to maintain a strong balance sheet with a cash balance of $3.5 million and no long-term debt as of June 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.

Future developments, such as the potential of additional outbreaks of COVID-19 in the U.S. and globally and the actions taken by governmental authorities in response to future resurgence, that are highly uncertain and not able to be predicted will determine the extent to which the COVID-19 outbreak continues to impact our results of operations and financial conditions. See Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2020	2019

Lighting Segment	$206,199	$235,114
Graphics Segment	99,359	93,738
Total Net Sales	$305,558	$328,852

Operating Income (Loss) by Business Segment

(In thousands)	2020	2019

Lighting Segment	$16,123	$(12,211)
Graphics Segment	8,218	3,112
Corporate and Eliminations	(11,265)	(10,791)
Total Operating Income (Loss)	$13,076	$(19,890)

Fiscal 2020 net sales of $305.6 million decreased $23.3 million or 7% as compared to fiscal 2019 net sales of $328.9 million. Net sales were favorably influenced by increased net sales in the Graphics Segment (up $5.6 million or 6%) and were unfavorably influenced by decreased net sales in the Lighting Segment (down $28.9 million or 12%).

Fiscal 2020 operating income of $13.1 million represents a $33.0 million increase from fiscal 2019 operating loss of ($19.9) million. The $33.0 million improvement from operating loss in fiscal 2019 was favorably impacted by the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility and the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility, both of which occurred in fiscal 2020, and a $20.2 million pre-tax goodwill impairment charge in fiscal 2019 in the Lighting Segment. The year over year increase in operating income was partially offset by a one-time adjustment to a Company benefit plan in fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million. Non-GAAP adjusted operating income in fiscal 2020 of $6.4 million increased $2.4 million or 58% from adjusted fiscal 2019 operating income of $4.0 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in adjusted operating income was the net result of a higher-value sales mix, lower selling and administrative expenses and cost savings from the closure of the New Windsor, New York facility, partially offset by a decrease in net sales.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure (gains) costs, severance costs, goodwill impairment charges, and transition and re-alignment costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow and Net Debt. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. These Non-GAAP measures may be different from Non-GAAP measures used by other companies. In addition, the Non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow and Net Debt.

Reconciliation of operating income (loss) to adjusted operating income:

(In thousands)	2020	2019

Operating Income (Loss) as reported	$13,076	$(19,890)

Restructuring, plant closure (gain) costs and related inventory write-downs	(7,038)	3,073

Severance costs	346	560

Goodwill impairment	-	20,165

Transition and re-alignment costs	-	120

Adjusted Operating Income	$6,384	$4,028

Reconciliation of net income (loss) to adjusted net income

(In thousands, except per share data)	2020			2019

			Diluted EPS		Diluted EPS

Net Income (Loss) as reported	$9,592		$0.36	$(16,339)	$(0.63)

Restructuring, plant closure (gain) costs and related inventory write-downs	(5,774)	(1)	(0.22)	2,410	0.09

Severance costs	245	(2)	0.01	426	0.02

Goodwill impairment	-		-	15,325	0.59

Transition and re-alignment costs	-		-	91	-

Tax impact from the anticipated sale of New Windsor assets	-		$-	(928)	(0.04)

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(851)		(0.03)	-	-

Net Income adjusted	$3,212		$0.12	$985	$0.04

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated:

(1)    $(1,264)

(2)    $101

(3)    $663

(4)    $134

(5)    $4,840

(6)    $29

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income (loss) to EBITDA and Adjusted EBITDA

(In thousands)	2020	2019

Operating Income (Loss) as reported	$13,076	$(19,890)

Depreciation and Amortization	8,654	10,221

EBITDA	$21,730	$(9,669)

Restructuring, plant closure (gain) costs and related inventory write-downs	(7,038)	3,073

Severance costs	346	560

Goodwill impairment	-	20,165

Transition and re-alignment costs	-	120

Adjusted EBITDA	$15,038	$14,249

Reconciliation of cash flow from operations to free cash flow

(In thousands)	2020	2019

Cash Flow from Operations	$29,710	$11,491

Proceeds from sale of assets	20,150	-

Capital expenditures	(2,739)	(2,618)

Free Cash Flow	$47,121	$8,873

Reconciliation of Net Debt
	June 30,	June 30,
(In thousands)	2020	2019

Long-Term Debt as reported	$-	$39,541

Less:
Cash and cash equivalents as reported	3,517	966

Net Debt	$(3,517)	$38,575

Results of Operations

2020 Compared to 2019

Lighting Segment

(In thousands)	2020	2019

Net Sales	$206,199	$235,114
Gross Profit	$56,855	$55,119
Operating Income (Loss)	$16,123	$(12,211)

Lighting Segment net sales of $206.2 million in fiscal 2020 decreased 12% from fiscal 2019 same period net sales of $235.1 million. The 12% drop in sales is attributed to the impact of COVID-19 disruptions on construction markets in the fourth quarter of fiscal 2020, inventory de-stocking by distributors, and continued competitiveness in our project and stock and flow markets.

Gross profit of $56.9 million in fiscal 2020 increased $1.7 million or 3% from the same period of fiscal 2019 and increased from 23.4% to 27.1% as a percentage of Lighting Segment net sales. The growth in gross profit and gross profit as a percentage of sales reflects the progress in transitioning toward a higher-value sales mix, cost savings from the closure of the New Windsor facility, the successful introduction of new products and operating cost reductions.

Selling and administrative expenses of $40.7 million in fiscal year 2020 decreased $26.6 million or 39% from the same period of fiscal 2019 selling and administrative expenses of $67.3 million, primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in fiscal 2019. When the $4.8 million gain is removed from fiscal 2020 results and the goodwill impairment charge is removed from fiscal 2019 results, there was a $1.6 million or 3% decrease in selling and administrative expenses. The decrease in selling and administrative expenses is mostly driven by lower commission expense in fiscal 2020 as a result of lower sales and a conscientious effort to reduce spending as a result of the pandemic, partially offset by a one-time adjustment to a Company benefit plan in fiscal 2019 with no comparable event in fiscal 2020.

The Lighting Segment fiscal 2020 operating income of $16.1 increased $28.3 million from an operating loss of ($12.2) million in the same period of fiscal 2019 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020 and a $20.2 million pre-tax goodwill impairment charge in fiscal 2019. Fiscal 2020 Non-GAAP adjusted operating income of $11.6 million was $0.4 million higher than fiscal 2019 on-GAAP adjusted operating income of $11.2 million (refer to the Non-GAAP table below for a reconciliation of Lighting Segment operating income (loss) to adjusted operating income). The increase in Non-GAAP adjusted operating income is primarily due to a favorable mix of sales on lower sales volume, improved productivity from manufacturing facility consolidation and lower operating expenses.

Reconciliation of Lighting Segment operating income (loss) to adjusted operating income:

(In thousands)	2020	2019

Operating Income (Loss)	$16,123	$(12,211)
Restructuring and plant closure (gain) costs	(4,674)	3,024
Severance	167	240
Goodwill impairment	-	20,165
Adjusted operating income	$11,616	$11,218

Graphics Segment

(In thousands)	2020	2019

Net Sales	$99,359	$93,738
Gross Profit	$16,649	$18,602
Operating Income	$8,218	$3,112

Graphics Segment net sales of $99.4 million increased $5.6 million or 6% from fiscal 2019 net sales of $93.7 million. Growth was realized across the petroleum market and digital sales, partially offset by interruptions to product installation schedules in the fourth quarter of fiscal 2020 caused by COVID-19 restrictions limiting construction activity in many states.

Gross profit of $16.6 million in fiscal 2020 decreased $2.0 million or 10% from the fiscal 2019. Gross profit as a percentage of segment net sales (customer plus inter-segment net sales) decreased from 19.8% in fiscal 2019 to 16.7% in fiscal 2020. The decrease in the amount of gross profit is due to the net effect of increased net sales (customer plus inter-segment net sales) offset by a change in customer program mix. Graphics gross margin was unfavorably impacted by new and early stage petroleum products and start-up costs associated therewith and the cost associated with the re-alignment of manufacturing resources required to support the transition from print to digital in certain market applications.

Selling and administrative expenses of $8.4 million in fiscal 2020 decreased $7.1 million or 46% from the same period of fiscal 2019, primarily as a result of the $3.7 million pre-tax gain on the sale of the North Canton facility in fiscal 2020. When the $3.7 million gain is removed from fiscal 2020 results, there was a $3.3 million or 21% decrease in selling and administrative expenses. The decrease in selling and administrative expenses was due to lower operating costs as a result of an organizational realignment executed earlier in the fiscal year and overall cost management.

Graphics Segment fiscal 2020 operating income of $8.2 million increased $5.1 million from operating income of $3.1 million in the same period of fiscal 2019. The increase of $5.1 million was primarily the result of the $3.7 million pre-tax gain on the sale of the North Canton facility and lower operating costs.

Corporate and Eliminations

(In thousands)	2020	2019

Gross Profit (Loss)	$26	$(8)
Operating (Loss)	$(11,265)	$(10,791)

The gross profit (loss) relates to the intercompany profit in inventory elimination.

Administrative expenses of $11.3 million in fiscal 2020 increased $0.5 million or 5% from the same period of the prior year. The increase is primarily the result of filling key vacancies in corporate administration.

Consolidated Results

We reported $0.9 million net interest expense in fiscal 2020 compared to $2.2 million net interest expense in fiscal 2019. The decrease in interest expense from fiscal 2019 to fiscal 2020 is the result of reduced borrowings against our line of credit. We also recorded other expense of $0.5 million in fiscal 2020 and $0.1 million in fiscal 2019, both of which relate to net foreign currency transaction losses through our Mexican subsidiary. The increase in other expense was due to the devaluation of the Mexican Peso as a result of market conditions surrounding the COVID-19 pandemic.

The $2.1 million income tax expense in fiscal 2020 represents a consolidated effective tax rate of 18.0%. The effective tax rate is mostly driven by the following: 1) a tax rate benefit resulting from carryback of a net operating loss (NOL) allowed due to the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act; 2) the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton facility, and; 3) a discrete item related to stock-based compensation expense. The $5.9 million income tax benefit in fiscal 2019 represents a consolidated effective tax rate of 26.6%, which is inclusive of a $0.9 million tax benefit from the sale of the New Windsor facility. The tax benefit results from the reduction of a valuation allowance for a capital loss deferred tax asset that can be utilized against the gain on sale. The effective tax rate also varied from the statutory rate due to a 30% tax rate on our Mexican subsidiary’s profits and certain permanent book-tax differences and adjustments related to uncertain income tax positions.

We reported net income of $9.6 million in fiscal 2020 compared to net loss of ($16.3) million in fiscal 2019. The change from net loss from fiscal 2019 to net income in fiscal 2020 is mostly driven by the $3.7 million pre-tax gain on the sale of the North Canton facility and the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020 and the $20.2 million pre-tax goodwill impairment charge in fiscal 2019. Also contributing to the period-over-period results is a one-time adjustment to the Company’s benefit policy in the first quarter of fiscal 2019 which resulted in a favorable pre-tax adjustment to earnings of $1.2 million. When the impact of all Non-GAAP items is removed from both fiscal years, the fiscal 2020 Non-GAAP adjusted net income of $3.2 million increased $2.2 million from fiscal 2019 adjusted net income of $1.0 million (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin and a decrease in interest expense, partially offset by decreased net sales and higher foreign currency transaction losses. Diluted earnings per share of $0.36 was reported in fiscal 2020 compared to diluted loss per share of ($0.63) in fiscal 2019. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2020 were 26,473,000 shares as compared to 26,109,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2020 we had working capital of $51.2 million, compared to $71.1 million at June 30, 2019. The ratio of current assets to current liabilities was 2.48 to 1 as compared to a ratio of 2.78 to 1 at June 30, 2019. The balance sheet at June 30, 2019 included as asset held for sale of $7.5 million which was sold in the first quarter of fiscal 2020. When June 30, 2019 current assets are revised to exclude the asset held for sale, adjusted working capital, a non-GAAP financial measure, and the ratio of current assets to current liability are $63.6 million and 2.59 to 1, respectively, as of June 30, 2019. The $12.4 million decrease in working capital from June 30, 2019 to June 30, 2020 (as adjusted and excludes held for sale assets) is primarily driven by a $16.9 million decrease in accounts receivable, a $4.8 million decrease in inventory, a $4.4 million decrease in accounts payable, partially offset by a $2.6 million increase in cash and a $1.9 million increase in refundable taxes.

We generated $29.7 million of cash from operating activities in fiscal 2020 compared to $11.5 million in fiscal 2019. The $18.2 million increase in net cash flows from operating activity is the result of our improved earnings as well as our ongoing strategy to aggressively manage our working capital which includes the reduction in accounts receivable days sales outstanding (DSO), increasing inventory turns while simultaneously reducing inventory levels, and effectively managing our supply chain which includes partnering with our suppliers to find the appropriate service level while effectively managing payment terms.

Net accounts receivable were $37.8 million and $54.7 million at June 30, 2020 and June 30, 2019, respectively. DSO decreased from 63 days at June 30, 2019 to 56 days at June 30, 2020. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $38.8 million at June 30, 2020 decreased $4.8 million from $43.5 million at June 30, 2019. The decrease of $4.8 million is the result of a decrease in gross inventory of $5.5 million and a decrease in obsolescence reserves of $0.7 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased $3.4 million in the Graphics Segment and decreased $1.4 million in the Lighting Segment in fiscal 2020.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. We have a secured $75 million revolving line of credit with our bank, with $75 million of the credit line available as of August 26, 2020. We amended our revolving line of credit in the third quarter of fiscal 2019 and reduced our available line of credit from $100 million to $75 million in order to better match our financing needs with an appropriate borrowing capacity. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. We are in compliance with all of our loan covenants. We believe that our $75 million line of credit plus cash flows from operating activities are adequate for calendar year 2020 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy evolves, we will continue to assess our liquidity needs.

We had a source of cash of $17.4 million in investing activities in fiscal 2020 as compared to a use of cash of $2.6 million in fiscal 2019, resulting in a favorable change of $20.0 million. Capital expenditures increased from $2.6 million in fiscal 2019 to $2.7 million in fiscal 2020. We sold our New Windsor manufacturing facility for $12.3 million and our North Canton facility for $7.7 million in fiscal 2020, which were the primary contributing factors to the increase in cash flow from investing activities from fiscal 2019 to fiscal 2020.

We used $44.4 million of cash related to financing activities in fiscal 2020 compared to $11.1 million in fiscal 2019. The $33.3 million change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by the cash flow from operations and the sale of the New Windsor and North Canton facilities.

We have on our balance sheet financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

We have no financial instruments with off-balance sheet risk.

Cash Dividends

In August 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 8, 2020 to shareholders of record as of August 31, 2020. The indicated annual cash dividend rate for fiscal 2020 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2020 Annual Report on Form 10-K.

We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We continually review these estimates and their underlying assumptions to ensure they remain appropriate. We believe the items discussed below are among its most significant accounting policies because they utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment. Significant changes in the estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2020, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2020. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated September 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

September 11, 2020

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in the year ended June 30, 2020 due to the adoption of Account Standards Update 2016-02, Leases (Topic 842).

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since fiscal 2010.

Cincinnati, Ohio

September 11, 2020

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2020 and 2019

(In thousands, except per share data)

	2020	2019

Net Sales	$305,558	$328,852

Cost of products and services sold	230,944	253,621

Restructuring costs	980	1,441

Severance costs	104	77

Gross profit	73,530	73,713

Selling and administrative expenses	68,783	72,470

Restructuring (gains) costs	(8,571)	365

Severance costs	242	483

Impairment of goodwill	-	20,165

Transition and realignment costs	-	120

Operating income (loss)	13,076	(19,890)

Interest (income)	(3)	(38)

Interest expense	873	2,278

Other expense	513	138

Income (loss) before income taxes	11,693	(22,268)

Income tax expense (benefit)	2,101	(5,929)

Net income (loss)	$9,592	$(16,339)

Earnings (loss) per common share (see Note 3)
Basic	$0.37	$(0.63)
Diluted	$0.36	$(0.63)

Weighted average common shares outstanding
Basic	26,274	26,109
Diluted	26,473	26,109

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended June 30, 2020 and 2019

(In thousands)

	2020	2019

Net Income (Loss)	$9,592	$(16,339)

Foreign currency translation adjustment	(109)	16

Comprehensive Income (Loss)	$9,483	$(16,323)

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and 2019

(In thousands, except shares)

	June 30,	June 30,
	2020	2019

ASSETS

Current assets
	$3,517	$966
Cash and cash equivalents

Accounts receivable, less allowance for doubtful accounts of $273 and $879, respectively	37,836	54,728

Inventories	38,752	43,512

Refundable income tax	2,776	882

Asset held for sale	-	7,512

Other current assets	2,977	3,380

Total current assets	85,858	110,980

Property, Plant and Equipment, at cost
Land	3,933	4,576
Buildings	20,638	27,015
Machinery and equipment	67,796	73,185
Buildings under finance leases	2,033	-
Construction in progress	440	455
	94,840	105,231
Less accumulated depreciation	(68,305)	(73,255)
Net property, plant and equipment	26,535	31,976

Goodwill	10,373	10,373

Other Intangible Assets, net	29,960	32,647

Operating Lease Right-of-Use Assets	8,663	-

Other Long-Term Assets, net	10,874	15,124

Total assets	$172,263	$201,100

The accompanying notes are an integral part of these financial statements.

	June 30,	June 30,
	2020	2019

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$14,216	$18,664
Accrued expenses	20,433	21,211

Total current liabilities	34,649	39,875

Long-Term Debt	-	39,541

Finance Lease Liabilities	1,755	-

Operating Lease Liabilities	9,021	-

Other Long-Term Liabilities	1,138	1,747

Commitments and Contingencies (Note 13)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,286,009 and 25,967,275 shares, respectively	127,713	125,729
Treasury shares, without par value	(1,121)	(1,468)
Deferred compensation plan	1,121	1,468
Retained (loss)	(1,920)	(5,808)
Accumulated other comprehensive (loss) income	(93)	16

Total shareholders' equity	125,700	119,937

Total liabilities & shareholders' equity	$172,263	$201,100

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2020 and 2019

(In thousands, except shares)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity

Balance at June 30, 2018	25,884	$124,104	(242)	$(2,110)	$2,133	-	$15,124	$139,251

Net Loss	-	-	-	-	-	-	(16,339)	(16,339)
Other comprehensive income	-	-	-	-	-	16	-	16
Stock compensation awards	104	354	-	-	-	-	-	354
Restricted stock units issued	114	-	-	-	-	-	-	-
Shares issued for deferred compensation	74	290	-	-	-	-	-	290
Activity of treasury shares, net	-	-	33	642	-	-	-	642
Deferred stock compensation	-	-	-	-	(665)	-	-	(665)
Stock-based compensation expense	-	981	-	-	-	-	-	981
Dividends — $0.20 per share	-	-	-	-	-	-	(5,184)	(5,184)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	591	591

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	$16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	9,592	9,592
Other comprehensive loss	-	-	-	-	-	(109)	-	(109)
Stock compensation awards	72	300	-	-	-	-	-	300
Restricted stock units issued	21	-	-	-	-	-	-	-
Shares issued for deferred compensation	85	473	-	-	-	-	-	473
Activity of treasury shares, net	-	-	29	347	-	-	-	347
Deferred stock compensation	-	-	-	-	(347)	-	-	(347)
Stock-based compensation expense	-	599	-	-	-	-	-	599
Stock options exercised, net	112	612	-	-	-	-	-	612
Dividends — $0.20 per share	-	-	-	-	-	-	(5,276)	(5,276)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	$(93)	$(1,920)	$125,700

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2020 and 2019
(In thousands)

	2020	2019

Cash Flows from Operating Activities
Net income (loss)	$9,592	$(16,339)
Non-cash items included in net income (loss)
Depreciation and amortization	8,654	10,221
Deferred income taxes	3,925	(6,370)
Impairment of goodwill	-	20,165
Deferred compensation plan	473	266
Stock compensation expense	599	981
Issuance of common shares as compensation	300	355
Gain on disposition of fixed assets	(8,521)	(32)
Allowance for doubtful accounts	19	776
Inventory obsolescence reserve	2,454	3,607

Changes in certain assets and liabilities
Accounts receivable	16,340	74
Inventories	2,246	(326)
Refundable income taxes	(1,893)	902
Accounts payable	(3,883)	684
Accrued expenses and other	(546)	(4,171)
Customer prepayments	(47)	698
Net cash flows provided by operating activities	29,712	11,491

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	20,150	32
Purchases of property, plant and equipment	(2,739)	(2,618)
Net cash flows provided by (used in) investing activities	17,411	(2,586)

Cash Flows from Financing Activities
Payments of long-term debt	(204,676)	(126,431)
Borrowings of long-term debt	165,135	120,612
Cash dividends paid	(5,276)	(5,184)
Shares withheld for employees' taxes	(152)	(114)
Payments on financing lease obligations	(39)	-
Proceeds from stock option exercises	612	-
Net cash flows used in financing activities	(44,396)	(11,117)

Change related to foreign currency	(176)	-

Increase (decrease) in cash and cash equivalents	2,551	(2,212)

Cash and cash equivalents at beginning of period	966	3,178

Cash and cash equivalents at end of period	$3,517	$966

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

Impact of COVID-19:

The COVID-19 pandemic has impacted and could further impact the Company’s business and operations and the operations of its suppliers, vendors and customers. The pandemic continues to significantly impact global economic conditions and in the U.S. as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the pandemic will continue to affect the Company’s business, operations and financial results will depend on numerous factors that it may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions the Company is required to make in preparation of financial statements according to U.S. GAAP. See Risk Factors in Part I, Item 1A of this Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business.

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

	Twelve Months Ended
(In thousands)	June 30, 2020
	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$181,613	$66,605
Products and services transferred over time	24,586	32,754
	$206,199	$99,359

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$177,000	$15,075
Legacy products	26,964	62,409
Turnkey services and other	2,235	21,875
	$206,199	$99,359

Legacy products include lighting fixtures utilizing light sources other than LED technology, poles used to mount the fixtures and printed two and three dimensional graphic products. Turnkey services and other includes installation services along with shipping and handling charges.

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

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for doubtful accounts by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, the current economic climate and historical trends. Receivables deemed uncollectable are written-off against the allowance for doubtful accounts receivable after all reasonable collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends.

The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30, 2020	June 30, 2019

Accounts receivable	$38,109	$55,607
Less: Allowance for doubtful accounts	(273)	(879)
Accounts receivable, net	$37,836	$54,728

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest bearing accounts is $250,000. As of June 30, 2020 and June 30, 2019, the Company had bank balances of $3.7 million and $1.5 million, respectively, without insurance coverage.

Inventories and Inventory Reserves:

Inventories are stated at the lower of cost or net realizable value. Cost of inventories includes the cost of purchased raw materials and purchased components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content, is determined on the first-in, first-out basis.

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

The Company recorded $6.0 million and $7.5 million of depreciation expense in the years ended June 30, 2020 and, 2019 respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software are recorded on the Company's balance sheet. The definite-lived intangible assets are being amortized to expense over periods ranging between eight and twenty years. The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment. See additional information about goodwill and intangibles in Note 6.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and long-lived asset impairment analyses. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

Product Warranties:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2020	June 30, 2019

Balance at beginning of the period	$7,687	$6,876
Additions charged to expense	2,482	5,190
Deductions for repairs and replacements	(3,213)	(4,379)
Balance at end of the period	$6,956	$7,687

Employee Benefit Plans:

The Company has a 401(k) retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k) match program covers substantially all of its employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1.3 million and $1.3 million in June 30, 2020 and 2019, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.6 million and $5.3 million for the fiscal years ended June 30, 2020 and 2019, respectively.

Cost of Products and Services Sold:

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of products, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity. Cost of services sold is primarily comprised of the internal and external labor costs required to support the Company’s installation and service revenue along with the management of media content.

Earnings (Loss) Per Common Share:

The computation of basic earnings (loss) per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings (loss) per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 368,000 shares and 324,000 shares in fiscal 2020 and 2019, respectively. See further discussion in Note 3.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and were $109,000 and ($16,000) as of June 30, 2020 and 2019, respectively. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and were $0.5 million and $0.1 million for the twelve months ended June 30, 2020 and 2019, respectively.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) 2016-13 (“ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASC 326 or "CECL"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The Company will adopt this guidance effective in the first quarter of fiscal 2021. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the its consolidated financial statements and disclosures.

On July 1, 2018, the Company adopted ASU 2014-09. “Revenue from Contracts with Customers,” (Topic 606) using the modified retrospective adoption method which requires a cumulative effect adjustment to the opening balance of retained earnings. This approach was applied to contracts that were not completed as of June 30, 2018. Results for reporting periods beginning July 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and were reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $591,000 on July 1, 2018 due to the cumulative impact of adopting Topic 606, as described below.

			Opening
(In thousands)	Balance as of		Balance as of
	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$50,609	$4,935	$55,544
Inventories, net	$50,994	$(4,167)	$46,827
Other long-term assets, net	$9,786	$(177)	$9,609
Shareholder's Equity:
Retained earnings	$15,124	$591	$15,715

On July 1, 2019, the Company adopted ASU 2016-02, “Leases,” using a modified-retrospective transition method, under which it elected not to adjust comparative periods. The Company elected the package of practical expedients permitted under the new guidance. In addition, the Company elected accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components.

The Company’s most significant leases are those related to certain manufacturing facilities along with a small office space. Besides these real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts and various office equipment. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million, lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances and a $0.4 million adjustment to retained earnings on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow. Refer to Note 10.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain amounts reported in the prior year in Note 10 have been reclassified to conform to the current year’s presentation.

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

The Lighting Segment includes outdoor and indoor lighting utilizing LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, parking lot and garage markets, automotive dealerships, quick-service restaurants, grocery and pharmacy stores, and retail/national accounts. The Company also services lighting product customers through the commercial industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, interior branding, electrical and architectural signage, active digital signage along with the management of media content related to digital signage and menu board systems that are either digital or traditional by design. These products are used in visual image programs in several markets including the petroleum/convenience store market, quick-service restaurant market, the grocery store and pharmacy markets, as well as customers with multi-site retail operations. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal years ended June 30, 2020 and 2019. There was no concentration of accounts receivable at June 30, 2020 or 2019. Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2020 and June 30, 2019:

(In thousands)
	2020	2019
Net Sales:
Lighting Segment	$206,199	$235,114
Graphics Segment	99,359	93,738
	$305,558	$328,852

Operating Income (Loss):
Lighting Segment	$16,123	$(12,211)
Graphics Segment	8,218	3,112
Corporate and Eliminations	(11,265)	(10,791)
	$13,076	$(19,890)

Capital Expenditures:
Lighting Segment	$1,386	$2,239
Graphics Segment	1,093	342
Corporate and Eliminations	260	37
	$2,739	$2,618

Depreciation and Amortization:
Lighting Segment	$6,714	$7,648
Graphics Segment	1,436	1,594
Corporate and Eliminations	504	979
	$8,654	$10,221

	June 30, 2020	June 30, 2019
Identifiable Assets:
Lighting Segment	$118,819	$142,105
Graphics Segment	35,021	40,914
Corporate and Eliminations	18,423	18,081
	$172,263	$201,100

The segment net sales reported above represent sales to external customers. Segment operating income (loss), which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)
	2020	2019
Lighting Segment inter-segment net sales	$3,718	$2,043
Graphics Segment inter-segment net sales	$552	$928

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings (loss) per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)
	2020	2019

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)	$9,592	$(16,339)

Weighted average shares outstanding during the period, net of treasury shares	26,105	25,858

Weighted average vested restricted stock units outstanding	7	36

Weighted average shares outstanding in the Deferred Compensation Plan during the period	162	215
Weighted average shares outstanding	26,274	26,109

Basic income (loss) per share	$0.37	$(0.63)

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$9,592	$(16,339)

Weighted average shares outstanding

Basic	26,274	26,109

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	199	-
Weighted average shares outstanding	26,473	26,109

Diluted income (loss) per share	$0.36	$(0.63)

Anti-dilutive securities (b)	1,957	3,556

(a)	Calculative using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2020 because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares. For the year ended June 30, 2019, the effect of dilutive securities was not included in the calculation of diluted loss per share because there was a net loss for the period.

NOTE 4 — INVENTORIES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2020	June 30, 2019

Inventories:
Raw materials	$27,331	$27,927
Work-in-progress	1,566	2,193
Finished goods	9,855	13,392
Total Inventories	$38,752	$43,512

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2020	June 30, 2019

Accrued Expenses:
Compensation and benefits	$6,001	$5,319
Customer prepayments	1,698	1,768
Accrued sales commissions	1,289	1,301
Accrued warranty	6,956	7,687
Operating lease liabilities	376	-
Finance lease liabilities	239	-
Other accrued expenses	3,874	5,136
Total Accrued Expenses	$20,433	$21,211

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

Fiscal 2020:

As of March 1, 2020, the Company performed its annual goodwill impairment test on the two reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 33% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the reporting unit in the Graphics Segment passed with a business enterprise value of $4.7 million or 619% above the carrying value of the reporting unit including goodwill.

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

The Company has performed an assessment of its goodwill from the date of the interim test as of March 31, 2020 through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

Fiscal 2019:

A sustained and significant decline in the Company’s stock price in the second quarter of fiscal 2019 led management to believe that a triggering event occurred and that an interim goodwill impairment test was required for one of the two reporting units in the Lighting Segment that contained goodwill, as of December 31, 2018. The result of the impairment test on the reporting unit in the Lighting Segment indicated that goodwill was fully impaired by $20.2 million. As a result of the full impairment of the goodwill of this reporting unit, the Company has two remaining reporting units that contain goodwill; one reporting unit in the Lighting Segment and one reporting unit in the Graphics Segment.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of June 30, 2019
Goodwill	$94,564	$28,690	$123,254
Accumulated impairment losses	(85,356)	(27,525)	(112,881)
Goodwill, net as of June 30, 2019	$9,208	$1,165	$10,373

Balance as of June 30, 2020
Goodwill	$86,711	$28,690	$115,401
Accumulated impairment losses	(77,503)	(27,525)	(105,028)
Goodwill, net as of June 30, 2020	$9,208	$1,165	$10,373

In fiscal 2020, the Company wrote-off the goodwill and impairment loss for a dissolved entity. The net impact to the consolidated financial statements, including the goodwill, net balance, was zero.

The Company performed its annual review of its indefinite-lived intangible asset as of March 1, 2020 and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $16.8 million or 392% above its carrying value. The Company has performed an assessment of its intangible asset from the date of the annual test through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the asset is impaired.

The Company performed its annual review of its indefinite-lived intangible asset as of March 1, 2019 and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $19.2 million or 462% above its carrying value.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

Other Intangible Assets	June 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,129	$21,434
Patents	338	277	61
LED technology firmware, software	16,066	12,852	3,214
Trade name	2,658	829	1,829
Total Amortized Intangible Assets	54,625	28,087	26,538

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,087	$29,960

Other Intangible Assets	June 30, 2019
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$12,070	$23,493
Patents	338	247	91
LED technology firmware, software	16,066	12,364	3,702
Trade name	2,658	719	1,939
Total Amortized Intangible Assets	54,625	25,400	29,225

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$25,400	$32,647

(In thousands)	2020	2019

Amortization Expense of Other Intangible Assets	$2,687	$2,762

The Company expects to record annual amortization expense as follows:

(In thousands)

2021	$2,682
2022	$2,461
2023	$2,412
2024	$2,412
2025	$2,412
After 2025	$14,159

NOTE 7 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 125 basis points for the first quarter of fiscal 2021. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of June 30, 2020, there were no borrowings against the line of credit, and $75.0 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of June 30, 2020.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5.3 million and $5.2 million in fiscal years 2020 and 2019, respectively. Dividends on restricted stock units in the amount of $63,796 and $28,158 were accrued as of June 30, 2020 and 2019, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 8, 2020 to shareholders of record August 31, 2020.

NOTE 9 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 3,907,749 shares all of which are available for future grant or award as of June 30, 2020. The Plan contains a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards.

The Company has made time-based and performance-based stock option awards. Options generally have a three- or four-year ratable vesting period beginning one year after the date of grant. The maximum exercise period of service-based and performance-based stock options granted under the Plan is ten years.

Inducement stock option agreements are granted by the Company to attract and retain key executives. Inducement stock options are separately registered securities and are not part of the 2019 Omnibus Plan. Some options granted have a three-year ratable vesting period whereas other options vest upon specific performance of the Company’s stock. All Inducement stock options have a term of ten years only if the employee is employed for three years from the date of grant. In fiscal 2020, 280,000 Inducement stock options were granted.

Restricted Stock Units (RSUs) ratably vest over a three- or four-year period beginning one year after the date of award. Performance Stock Units (PSUs) vest if the Company meets certain financial metrics over a three-year period.

Stock Warrants

The Company has outstanding 200,000 fully exercisable stock warrants with an exercise price of $9.95 as of June 30, 2020. As of June 30, 2020, the warrants had a remaining contractual life of 1.6 years. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option price model to value the warrants in the period indicated:

February 21, 2017
Dividend yield	2.01%
Expected volatility	39%
Risk-free interest rate	1.80%
Expected life (in years)	4.5
Fair value per share	$2.87

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated:

	2020	2019
Dividend yield	4.7%	4.6%
Expected volatility	43%	42%
Risk-free interest rate	1.4%	2.8%
Expected life (in years)	6.0	4.9
Fair value per share	$1.22	$1.48

The Company calculates stock option expense using the Black-Scholes model. Stock option expense is recorded on a straight-line basis, or sooner if the grantee is retirement eligible as defined in the Plan, net of forfeitures. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five-year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

The Company recorded $0.4 million and $0.9 million of expense related to stock options in fiscal years 2020 and 2019, respectively.

A summary of stock option activity as of June 30, 2020 and changes during the period from July 1, 2019 through June 30, 2020 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	2,749,626	$7.23	6.8	$23,500
Granted	735,429	$4.51
Exercised	(143,766)	$5.57
Forfeited	(889,351)	$7.69
Expired	(169,000)	$8.24
Outstanding at June 30, 2020	2,282,938	$6.20	7.1	$2,731,949
Exercisable at June 30, 2020	1,017,148	$8.35	5.1	$100,719
Vested and expected to vest at June 30, 2020	2,206,744	$6.26	7.0	$2,574,232

The aggregate intrinsic value of options exercised during the years ended June 30, 2020 and June 30, 2019 was $0.1 million and $0, respectively. The Company received $0.6 million of proceeds from stock options exercises in fiscal 2020. There were no exercises of stock options in fiscal 2019.

As of June 30, 2020, there was $1.0 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

For fiscal year 2020, the Company recognized a current income tax benefit of $43,000 for tax deductions related to equity compensation. A discrete tax expense of $0.4 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

For fiscal year 2019, the Company recognized a current income tax benefit of $0.1 million for tax deductions related to equity compensation. A discrete tax expense of $0.3 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

Restricted Stock Units

A total of 81,917 RSUs with a weighted average fair value of $3.83 per share were awarded to employees during fiscal 2020. There were no RSUs awarded to employees during fiscal 2019. RSUs awarded during fiscal 2020 have a three-year ratable vesting period. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $16,931 and $16,848 were accrued as of June 30, 2020 and 2019, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $0.1 million of expense related to RSUs during fiscal year 2020.

A summary of outstanding and unvested RSU activity as of June 30, 2020 and changes during the period from July 1, 2019 through June 30, 2020 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2019	33,042	$7.72
Granted	81,917	$3.83
Vested	(21,126)	$8.06
Forfeited	(21,013)	$5.00
Unvested at June 30, 2020	72,820	$4.03

As of June 30, 2020, there was $0.2 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The total fair value of RSUs that became fully vested during fiscal 2020 was $0.1 million.

Performance Stock Units

A total of 199,310 PSUs with a weighted average fair value of $3.83 per share were awarded to employees during fiscal 2020. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. The PSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on PSUs in the amount of $46,865 and $11,310 were accrued as of June 30, 2020 and 2019, respectively. Accrued dividends are paid to the holder upon vesting of the PSUs and issuance of shares.

The Company recorded $0.1 million and $0.1 million of expense related to PSUs during fiscal years 2020 and 2019, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2020 and changes during the period from July 1, 2019 through June 30, 2020 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2019	56,550	$4.94
Granted	199,310	$3.83
Vested	-	$-
Forfeited	(48,886)	$4.49
Unvested at June 30, 2020	206,974	$3.98

As of June 30, 2020, there was $0.4 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 71,581 and 104,020 common shares as stock compensation awards in fiscal years 2020 and 2019, respectively. These common shares were valued at their approximate $0.3 million and $0.4 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, respectively, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company contributions and participant deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2020, there were 26 participants, all with fully vested account balances. A total of 180,264 common shares with a cost of $1.1 million, and 208,965 common shares with a cost of $1.5 million were held in the plan as of June 30, 2020 and 2019, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of purchases of shares on the open stock market or newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 85,560 and 74,721 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2020 and during fiscal 2019, respectively.

The Company’s non-qualified deferred compensation is no longer funded by purchases in the open market of LSI stock as of September 30, 2017. This plan is now solely funded by newly issued shares that are authorized from the Plan.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments of the Company totaled $14.3 million and $19.7 million as of June 30, 2020 and June 30, 2019, respectively.

The Company leases certain manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items and various items of office equipment. All but one of the Company’s leases are operating. Leases have a remaining term of one to five years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases is immaterial for fiscal 2020.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of right-of-use (ROU) assets of $10.4 million and lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the new standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow.

(In thousands)	2020

Operating lease cost	$2,308
Financing lease cost:
Amortization of right of use assets	48
Interest on lease liabilities	16
Variable Lease Cost	6
Total lease Cost	$2,378

Supplemental Cash Flow Information:

(In thousands)	2020

Cash flows from operating leases
Fixed payments - operating cash flows	$2,296
Liability reduction - operating cash flows	$1,810

Cash flows from finance leases
Interest - operating cash flows	$16
Repayments of principal portion - financing cash flows	$39

Operating Leases:	At June 30, 2020

Total operating right-of-use assets	$8,663

Accrued expenses (Current liabilities)	$376
Long-term operating lease liability	9,021
Total operating lease liabilities	$9,397

Weighted Average remaining Lease Term (in years)	4.59

Weighted Average Discount Rate	4.85%

Finance Leases:	At June 30, 2020

Buildings under finance leases	$2,033
Accumulated depreciation	(48)
Total finance lease assets, net	$1,985

Accrued expenses (Current liabilities)	$239
Long-term finance lease liability	1,755
Total finance lease liabilities	$1,994

Weighted Average remaining Lease Term (in years)	6.83

Weighted Average Discount Rate	4.86%

Maturities of Lease Liability:
	Operating Lease Liabilities	Finance Lease Liabilities
2021	$486	$329
2022	2,323	329
2023	2,299	329
2024	2,250	335
2025	1,923	362
Thereafter	1,704	664
Total lease payments	10,985	2,348
Less: Interest	(1,588)	(354)
Present Value of Lease Liabilities	$9,397	$1,994

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2020	2019

Components of income (loss) before income taxes:
United States	$11,494	$(23,005)
Foreign	199	737
Income (loss) before income taxes	$11,693	$(22,268)

Provision for income taxes
U.S. Federal	$(2,082)	$88
Foreign	83	221
State and local	175	132
Total current	(1,824)	441

Deferred	3,925	(6,370)
Total provision for income taxes	$2,101	$(5,929)

(In thousands)	2020	2019
Reconciliation to federal statutory rate:
Federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	2.0	3.3
Foreign operations	0.4	(0.3)
Federal tax credits	(0.7)	0.8
Valuation allowance	(13.4)	3.8
Expiration of capital loss carryforward	8.9	-
Uncertain tax position activity	(0.5)	0.3
Stock-based compensation	3.6	(1.3)
Tax rate changes	(5.4)	(0.2)
Other	2.1	(0.8)
Effective tax rate	18.0%	26.6%

The favorable tax rate change for the year ended June 30, 2020 is due to the enactment of the CARES Act. The CARES Act allows the Company to carryback a federal net operating loss to prior tax years, offset taxable income in those earlier tax years, and obtain a refund of income taxes that were paid at a higher statutory tax rate.

The components of deferred income tax assets and (liabilities) at June 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019

Uncertain tax positions	$125	$128
Reserves against current assets	798	1,800
Accrued expenses	2,196	1,722
Interest	-	388
Deferred compensation	235	308
Stock-based compensation	597	926
State net operating loss carryover and credits	2,194	2,374
Long term capital loss carryforward	-	2,555
Right of use asset	1,992	-
Goodwill, acquisition costs and intangible assets	8,040	8,949
U.S. Federal net operating loss carryover and credits	217	1,139
Deferred income tax asset before valuation allowance	16,394	20,289

Valuation allowance	(2,194)	(3,820)
Deferred income tax asset	14,200	16,469

Depreciation	(1,837)	(2,169)
Lease liability	(1,992)	-
Deferred income tax liability	(3,829)	(2,169)

Net deferred income tax asset	$10,371	$14,300

The Company has deferred tax assets for US federal net operating loss carry forwards of $0.1 million and $0.9 million at June 30, 2020 and June 30, 2019, respectively. The $0.1 million was acquired from Virticus Corporation and will expire over a 3-year period beginning in June 30, 2029. The acquired federal net operating loss is subject to Internal Revenue Code Section 382. The Company has determined, more likely than not, the amount will be realized before expiration.

The Company has deferred tax assets for research and development credits of $0.1 million and $0.2 million, at June 30, 2020 and June 30, 2019, respectively. Of the $0.1 million, $45,000 will expire on June 30, 2039 and the remainder, which was acquired from Virticus Corporation, will expire over a 2-year period beginning June 30, 2029. The acquired credit is limited by Internal Revenue Code Section 382. The Company has determined, more likely than not, the amount will be realized before expiration.

The Company has state net operating loss carryovers and credits of $2.4 million at both June 30, 2020 and June 30, 2019. The amount recognized in fiscal 2020 relates to net deferred tax assets of $0.1 million from various state net operating losses.

Also related to the acquisition of Virticus Corporation, the Company has recorded a deferred state income tax asset related to a state net operating loss carryover and a state research and development credit in Oregon in the amount of $0.1 million for both fiscal years 2020 and 2019. The Company has determined this asset, more likely than not, will not be realized and that a full valuation reserve is required. The Oregon net operating loss will expire over a period of 4 years, beginning in June 30, 2027.

The Company has recorded a deferred state income tax asset net of federal tax benefits related to non-refundable New York state tax credits in the amount of $2.1 million at both June 30, 2020 and June 30, 2019. These credits do not expire, but pursuant to New York state legislation enacted in fiscal 2014, the Company has determined that this asset, more likely than not, will not be realized. As of June 30, 2020, and 2019, the Company has recorded a full valuation reserve in the amount of $2.1 million.

The Company had a capital loss carry forward of $10.7 million at June 30, 2019 that was generated from the sale of a Canadian subsidiary during fiscal 2015. During fiscal 2020, the Company sold its North Canton, Ohio and New Windsor, New York facilities, resulting in taxable capital gain and expects to use $6.6 million of the capital loss carry forward to offset the gain. The remaining capital loss carryforward of $4.2 million expired unused. The Company recognized the tax benefits of utilizing the capital loss of $0.6 million and $0.8 million in the fiscal years 2020 and 2019 by releasing the related valuation allowance.

Considering all items discussed above, the Company has recorded valuation reserves of $2.2 million and $3.8 million as of June 30, 2020 and 2019, respectively.

At June 30, 2020, tax, interest, and penalties, net of potential federal tax benefits, were $0.5 million, $0.3 million, and $0.1 million, respectively, of the total reserve for uncertain tax positions of $0.9 million. The entire uncertain tax position of $0.5 million, net of federal tax benefit, would impact the effective tax rate if recognized. At June 30, 2019, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.2 million and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.0 million. The entire uncertain tax position of $0.6 million net of federal tax benefit, would impact the effective tax rate if recognized. The liability for uncertain tax position is included in Other Long-Term Liabilities.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax benefit in both fiscal 2020 and fiscal 2019, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $0 and $13,000, respectively, in fiscal 2020 and $14,000 and $7,000, respectively, in fiscal 2019. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

(In thousands)	2020	2019

Balance at the beginning of the fiscal year	$675	$736
Decreases - tax positions in prior period	(70)	(120)
Increase - tax positions in current period	15	59
Increases - tax positions in prior period	-	-
Settlements and payments	(13)	-
Lapse of statute of limitations	-	-
Balance at end of the fiscal year	607	675

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions and Mexico. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2017.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)
	2020	2019
Cash Payments:
Interest	$990	$2,222
Income taxes	$6	$86

Non-cash investing and financing activities
Issuance of common shares as compensation	$300	$355
Issuance of common shares to fund deferred compensation plan	$473	$290

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2020, there were no such standby letters of credit issued. In August 2020, the Company experienced a cybersecurity incident. For details regarding this incident, see risk factor on page 7 of this Form 10-K.

NOTE 14 – SEVERANCE COSTS

The Company recorded severance charges of $0.3 million and $0.6 million in fiscal 2020 and 2019, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 15.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2020 and 2019:

	June 30,	June 30,
(In thousands)	2020	2019

Balance at beginning of period	$1,134	$1,772
Accrual of expense	344	560
Payments	(839)	(1,198)
Balance at end of period	$639	$1,134

The $0.6 million severance reserve reported as of June 30, 2020 has been classified as a current liability and will be paid out over the next twelve months.

NOTE 15 – RESTRUCTURING COSTS

In fiscal 2019, the Company closed its 12,000 square foot leased facility in Hawthorne, California. The facility was used as a warehouse and for light assembly of light fixtures. The Company moved the light assembly to its Cincinnati, Ohio facility. The restructuring charges consist primarily of transportation costs to move inventory to Cincinnati, the impairment of equipment, costs to restore the leased facility, and severance benefits. As of June 30, 2019, the Company incurred restructuring costs of $0.1 million related to the closure of the Hawthorne facility. The Company also incurred $0.1 million of expense to write-down inventory which is a re-valuation of the previous estimate and which is not included in the tables below.

Also occurring in fiscal 2019, the Company announced plans to close its lighting manufacturing facility in New Windsor, New York. The closure was part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The Company moved production to its other existing facilities in the second half of fiscal 2019. The closure allowed the Company to improve utilization of existing manufacturing capacity and will generate annual savings of approximately $4.0 million. The sale of the facility is listed as an asset held for sale as of June 30, 2019. As of June 30, 2019, the Company incurred restructuring costs of $1.7 million related to the closure of the New Windsor facility. The Company also incurred $1.1 million of expense in fiscal 2019 to write-down inventory which is not included in the tables below.

The sale of the New Windsor facility occurred during the first quarter of fiscal 2020. The net proceeds were $12.3 million resulting in a gain of $4.8 million. In addition, in the third quarter of fiscal 2020, the Company sold its North Canton, Ohio facility. The net proceeds were $7.7 million resulting in a net gain of $3.7 million. The Company relocated the production at the North Canton facility to smaller, leased facility in Akron, Ohio during the fourth quarter of fiscal 2020. The Company also incurred $0.6 million of expense to write-down inventory which is not includes in the tables below. Other restructuring costs incurred in 2020 relate to the realignment of the Company’s manufacturing footprint at its Houston, Texas facility. The realignment occurred as the result of the movement of equipment related to the closure of the New Windsor facility along with preparations to receive additional equipment resulting from the relocation of the North Canton facility.

The following table presents information about restructuring (gains) costs recorded in fiscal years 2020 and 2019:

(In thousands)	2020	2019

Severance benefits	$-	$537
Impairment of fixed assets and accelerated depreciation	59	427
Gain on sale of facility	(8,562)	-
Exit costs	636	842
Manufacturing realignment costs	276	-
Total	$(7,591)	$1,806

The following table presents restructuring (gains) costs incurred by line item in the consolidated statement of operations in which the costs are included:

(In thousands)	2020	2019

Cost of goods sold	$980	$1,441
Operating expenses	(8,571)	365
Total	$(7,591)	$1,806

The following table presents information about restructuring (gains) costs by segment for the periods indicated:

(In thousands)	2020	2019

Lighting Segment	$(4,674)	$1,757
Graphics Segment	(2,940)	-
Corporate and Eliminations	23	49
Total	$(7,591)	$1,806

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			June 30,
(In thousands)	2019	Expense	Payments	Adjustments	2020

Severance and termination benefits	$236	$-	$(209)	$-	$27
Other restructuring costs	-	912	(912)	-	-
Total	$236	$912	$(1,121)	$-	$27

Refer to Note 14 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 16 — RELATED PARTY TRANSACTIONS

Wesco International, of which one of the Company’s independent outside directors is a director, purchases lighting fixtures from the Company.

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2020	2019

Wesco International	$1,575	$1,347

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions:

(In thousands)	2020	2019

Wesco International	$108	$55

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2020
Net Sales	$88,701	$82,377	$71,010	$63,470	$305,558
Gross profit	21,855	19,964	15,942	15,769	73,530
Net Income (loss)	4,475	1,743	1,861	1,513	9,592

Earnings (loss) per share
Basic	$0.17	$0.07	$0.07	$0.06	$0.37	(a)
Diluted	$0.17	$0.07	$0.07	$0.06	$0.36	(a)

Range of share prices
High	$5.22	$6.30	$7.28	$6.81	$7.28
Low	$3.63	$4.90	$2.59	$3.51	$2.59

2019
Net Sales	$84,957	$89,541	72,832	$81,522	$328,852
Gross profit	21,261	19,656	15,337	17,459	73,713
Net Income (loss)	1,749	(15,782)	(3,168)	862	(16,339)

Earnings (loss) per share
Basic	$0.07	$(0.61)	$(0.12)	$0.03	$(0.63)	(a)
Diluted	$0.07	$(0.61)	$(0.12)	$0.03	$(0.63)	(a)

Range of share prices
High	$5.62	$4.63	$3.86	$3.72	$5.62
Low	$4.20	$3.15	$2.51	$2.59	$2.51

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods. There is no difference between basic and diluted shares due to losses.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2020 and 2019

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2020	$879	$19	$-	$(625)	$273
Year Ended June 30, 2019	$409	$776	$-	$(306)	$879

Inventory Obsolescence Reserve:
Year Ended June 30, 2020	$4,605	$2,454	$10	$(3,248)	$3,821
Year Ended June 30, 2019	$3,632	$3,641	$-	$(2,668)	$4,605

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2020	$3,820	$-	$-	$(1,626)	$2,194
Year Ended June 30, 2019	$4,749	$-	$-	$(929)	$3,820

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.