Form 10-Q
period 2020-09-30
LSI INDUSTRIES INC
filed 2020-11-05
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of October 30, 2020, there were 26,355,467 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2020	2019

Net Sales	$70,006	$88,701

Cost of products and services sold	51,731	66,588

Restructuring costs	3	258

Gross profit	18,272	21,855

Selling and administrative expenses	16,070	19,862

Restructuring gains	-	(4,846)

Operating income	2,202	6,839

Interest (income)	(1)	(1)

Interest expense	58	432

Other (income) expense	(105)	82

Income before income taxes	2,250	6,326

Income tax expense	260	1,851

Net income	$1,990	$4,475

Earnings per common share (see Note 4)
Basic	$0.08	$0.17
Diluted	$0.07	$0.17

Weighted average common shares outstanding
Basic	26,520	26,236
Diluted	26,968	26,293

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2020	2019

Net Income	$1,990	$4,475

Foreign currency translation adjustment	45	(23)

Comprehensive Income	$2,035	$4,452

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2020	2020

ASSETS

Current assets

Cash and cash equivalents	$9,463	$3,517

Accounts receivable, less allowance for doubtful accounts of $219 and $273, respectively	44,122	37,836

Inventories	37,351	38,752

Refundable income tax	3,175	2,776

Other current assets	3,832	2,977

Total current assets	97,943	85,858

Property, Plant and Equipment, at cost
Land	3,933	3,933
Buildings	20,660	20,638
Machinery and equipment	67,737	67,796
Buildings under finance leases	2,033	2,033
Construction in progress	772	440
	95,135	94,840
Less accumulated depreciation	(69,533)	(68,305)
Net property, plant and equipment	25,602	26,535

Goodwill	10,373	10,373

Other Intangible Assets, net	29,289	29,960

Operating Lease Right-of-Use Assets	8,195	8,663

Other Long-Term Assets, net	10,393	10,874

Total assets	$181,795	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2020	2020

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,292	$14,216
Accrued expenses	22,567	20,433

Total current liabilities	42,859	34,649

Long-Term Debt	-	-

Finance Lease Liabilities	1,694	1,755

Operating Lease Liabilities	8,640	9,021

Other Long-Term Liabilities	1,162	1,138

Commitments and Contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,340,512 and 26,286,009 shares, respectively	128,758	127,713
Treasury shares, without par value	(1,504)	(1,121)
Deferred compensation plan	1,504	1,121
Retained (loss)	(1,270)	(1,920)
Accumulated other comprehensive loss	(48)	(93)

Total shareholders' equity	127,440	125,700

Total liabilities & shareholders' equity	$181,795	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
(In thousands, except per share data)	Number Of Shares	Amount	Number Of Shares	Amount	Compensation Amount	Comprehensive Income (Loss)	Earnings (Loss)	Shareholders' Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Loss	-	-	-	-	-	-	4,475	4,475
Other comprehensive income	-	-	-	-	-	(23)	-	(23)
Stock compensation awards	21	75	-	-	-	-	-	75
Restricted stock units issued	18	-	-	-	-	-	-	-
Shares issued for deferred compensation	7	33	-	-	-	-	-	33
Activity of treasury shares, net	-	-	36	360	-	-	-	360
Deferred stock compensation	-	-	-	-	(350)	-	-	(350)
Stock compensation expense	-	398	-	-	-	-	-	398
Dividends — $0.20 per share	-	-	-	-	-	-	(1,319)	(1,319)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at September 30, 2019	26,222	$126,235	(173)	$(1,108)	$1,118	$(7)	$(3,080)	$123,158

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of Shares	Amount	Number Of Shares	Amount	Compensation Amount	Comprehensive Income (Loss)	Retained Earnings	Shareholders' Equity

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	1,990	1,990
Other comprehensive income	-	-	-	-	-	45	-	45
Stock compensation awards	12	75	-	-	-	-	-	75
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	62	412	-	-	-	-	-	412
Activity of treasury shares, net	-	-	(59)	(383)	-	-	-	(383)
Deferred stock compensation	-	-	-	-	383	-	-	383
Stock compensation expense	-	505	-	-	-	-	-	505
Stock options exercised, net	11	53	-	-	-	-	-	53
Dividends — $0.20 per share	-	-	-	-	-	-	(1,340)	(1,340)

Balance at September 30, 2020	26,579	$128,758	(239)	$(1,504)	$1,504	$(48)	$(1,270)	$127,440

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2020	2019

Cash Flows from Operating Activities
Net income	$1,990	$4,475
Non-cash items included in net income
Depreciation and amortization	2,033	2,399
Deferred income taxes	381	1,823
Deferred compensation plan	412	43
Stock compensation expense	505	398
Issuance of common shares as compensation	75	75
Gain on disposition of fixed assets	-	(4,752)
Allowance for doubtful accounts	(38)	140
Inventory obsolescence reserve	496	298

Changes in certain assets and liabilities
Accounts receivable	(6,136)	(3,854)
Inventories	926	136
Refundable income taxes	(393)	(3)
Accounts payable	5,912	4,611
Accrued expenses and other	(521)	440
Customer prepayments	1,997	130
Net cash flows provided by operating activities	7,639	6,359

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(405)	(355)
Proceeds from the sale of fixed assets	-	12,338
Net cash flows (used in) provided by investing activities	(405)	11,983

Cash Flows from Financing Activities
Payments of long-term debt	-	(51,612)
Borrowings of long-term debt	-	35,252
Cash dividends paid	(1,321)	(1,319)
Shares withheld for employees' taxes	(5)	(50)
Payments on financing lease obligations	(58)	-
Proceeds from stock option exercises	53	-
Net cash flows used in financing activities	(1,331)	(17,729)

Change related to foreign currency	43	-

Increase in cash and cash equivalents	5,946	613

Cash and cash equivalents at beginning of period	3,517	966

Cash and cash equivalents at end of period	$9,463	$1,579

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three month periods ended September 30, 2020 and 2019, and its cash flows for the three month periods ended September 30, 2020 and 2019. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2020 Annual Report on Form 10-K. Financial information as of June 30, 2020 has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2020 Annual Report on Form 10-K. Significant changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) 2016-02 (“ASU 2016-02”), “Leases (Topic 842)” (ASC 842) in the first quarter of fiscal 2020 are discussed below.

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

	Three Months Ended
(In thousands)	September 30, 2020
	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$40,040	$14,454
Products and services transferred over time	5,365	10,147
	$45,405	$24,601

	Three Months Ended
	September 30, 2020
	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$37,869	$5,081
Legacy products	7,074	14,325
Turnkey services and other	462	5,195
	$45,405	$24,601

Legacy products include lighting fixtures utilizing light sources other than LED technology and printed two- and three-dimensional graphic products. Turnkey services and other includes project management and installation services along with shipping and handling charges.

Practical Expedients and Exemptions

●

The Company’s contracts with customers have an expected duration of one year or less, as such, the Company applies the practical expedient to expense sales commissions as incurred, and has omitted disclosures on the amount of remaining performance obligations.

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

New Accounting Pronouncements:

On July 1, 2019, the Company adopted ASU 2016-02 using a modified-retrospective transition method, under which it elected not to adjust comparative periods. The Company elected the package of practical expedients permitted under the new guidance. In addition, the Company elected accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components.

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

On July 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASC 326 or "CECL"), which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements and related disclosures.

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

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum / convenience stores, parking lot and garage markets, automotive dealerships, quick-service restaurants, grocery and pharmacy stores, and retail/national accounts. The Company serves these lighting product customers through the commercial, industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

The Graphics Segment designs, manufactures and installs exterior and interior visual image elements such as traditional graphics, interior branding, electrical and architectural signage, active digital signage along with the management of media content related to digital signage and menu board systems that are either digital or print by design. These products are used in visual image programs in several markets including the petroleum / convenience store market, quick-service restaurant market, the grocery store and pharmacy markets, as well as customers with multi-site retail operations. The Graphics Segment implements, installs and provides program management services related to products sold by the Graphics Segment and by the Lighting Segment.

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

There was no concentration of consolidated net sales in the three months ended September 30, 2020 and 2019. There was no concentration of accounts receivable at September 30, 2020 or June 30, 2020.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2020 and September 30, 2019:

	Three Months Ended
(In thousands)	September 30
	2020	2019
Net Sales:
Lighting Segment	$45,405	$63,191
Graphics Segment	24,601	25,510
	$70,006	$88,701

Operating Income (Loss):
Lighting Segment	$3,588	$9,159
Graphics Segment	1,823	1,017
Corporate and Eliminations	(3,209)	(3,337)
	$2,202	$6,839

Capital Expenditures:
Lighting Segment	$369	$330
Graphics Segment	27	-
Corporate and Eliminations	9	25
	$405	$355

Depreciation and Amortization:
Lighting Segment	$1,619	$1,778
Graphics Segment	358	386
Corporate and Eliminations	56	235
	$2,033	$2,399

	September 30, 2020	June 30, 2020
Identifiable Assets:
Lighting Segment	$120,449	$118,819
Graphics Segment	35,882	35,021
Corporate and Eliminations	25,464	18,423
	$181,795	$172,263

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
(In thousands)	September 30
	2020	2019
Lighting Segment inter-segment net sales	$4,080	$811

Graphics Segment inter-segment net sales	$38	$24

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2020	2019

BASIC EARNINGS PER SHARE

Net income	$1,990	$4,475

Weighted average shares outstanding during the period, net of treasury shares	26,318	26,024
Weighted average vested restricted stock units outstanding	10	24
Weighted average shares outstanding in the Deferred Compensation Plan during the period	192	188
Weighted average shares outstanding	26,520	26,236

Basic income per share	$0.08	$0.17

DILUTED EARNINGS PER SHARE

Net income	$1,990	$4,475

Weighted average shares outstanding:

Basic	26,520	26,236

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	448	57
Weighted average shares outstanding	26,968	26,293

Diluted income per share	$0.07	$0.17

Anti-dilutive securities (b)	1,302	2,861

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2020 and September 30, 2019 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2020	2020

Inventories:
Raw materials	$26,335	$27,331
Work-in-progress	1,465	1,566
Finished goods	9,551	9,855
Total Inventories	$37,351	$38,752

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2020	2020

Accrued Expenses:
Accrued warranty	$6,639	$6,956
Compensation and benefits	6,179	6,001
Customer prepayments	3,699	1,698
Accrued sales commissions	1,473	1,289
Operating lease liabilities	292	376
Finance lease liabilities	242	239
Other accrued expenses	4,043	3,874
Total Accrued Expenses	$22,567	$20,433

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

The following table presents information about the Company's goodwill as of September 30, 2020 and June 30, 2020:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total

Goodwill	$86,711	$28,690	$115,401
Accumulated impairment losses	(77,503)	(27,525)	(105,028)
Goodwill, net	$9,208	$1,165	$10,373

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

Other Intangible Assets	September 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,644	$20,919
Patents	338	285	53
LED technology firmware, software	16,066	12,973	3,093
Trade name	2,658	856	1,802
Total Amortized Intangible Assets	54,625	28,758	25,867

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,758	$29,289

Other Intangible Assets	June 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,129	$21,434
Patents	338	277	61
LED technology firmware, software	16,066	12,852	3,214
Trade name	2,658	829	1,829
Total Amortized Intangible Assets	54,625	28,087	26,538

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,087	$29,960

	Three Months Ended
	September 30
(In thousands)	2020	2019

Amortization Expense of Other Intangible Assets	$671	$675

The Company expects to record annual amortization expense as follows:

(In thousands)

2021	$2,682
2022	$2,461
2023	$2,412
2024	$2,412
2025	$2,412
After 2025	$14,159

NOTE 8 - REVOLVING LINE OF CREDIT

In February 2019, the Company amended its secured line of credit to a $75 million facility from a $100 million facility in order to better match its financing needs with an appropriate borrowing capacity. The line of credit expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 125 basis points for the second quarter of fiscal 2021. The Company expects to seek additional provisions for alternative interest rates when certain interbank offered rates are no longer available. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of September 30, 2020, there were no borrowings against the line of credit, and $75.0 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in compliance with all of its loan covenants as of September 30, 2020.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1.3 million in both the three months ended September 30, 2020 and September 30, 2019. Dividends on restricted stock units in the amount of $81,663 and $34,842 were accrued as of September 30, 2020 and 2019, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In October 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 17, 2020 to shareholders of record as of November 9, 2020. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 2,922,194 as of September 30, 2020. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the first quarter of fiscal 2021, the Company granted 318,406 non-qualified serviced-based and inducement stock options with an exercise price of $6.80 to $7.06, and 134,017 PSUs and 131,126 RSUs at a fair value of $6.80. Stock compensation expense was $0.5 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(In thousands)	September 30
	2020	2019
Cash Payments:
Interest	$24	$464
Income taxes	$223	$-

Non-cash investing and financing activities
Issuance of common shares as compensation	$75	$75
Issuance of common shares to fund deferred compensation plan	$412	$33

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2020, there were no such standby letters of credit issued. In August 2020, the Company experienced a cybersecurity incident. There was minimal business interruption and immaterial net financial impact resulting from the incident. For details regarding this incident, see the risk factor on page 7 of the Company’s fiscal 2020 Annual Report on Form 10-K.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Three Months	Three Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
(In thousands)	2020	2019	2020

Balance at beginning of period	$639	$1,134	$1,134
Accrual of expense	-	18	344
Payments	(225)	(162)	(839)
Balance at end of period	$414	$990	$639

The $0.4 million severance reserve reported as of September 30, 2020 has been classified as a current liability and will be paid out over the next twelve months.

NOTE 14 – RESTRUCTURING COSTS

In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility. The net proceeds from the sale were $12.3 million resulting in a gain of $4.8 million. The Company also incurred additional restructuring costs totaling $0.2 million in the first quarter of fiscal 2020 related to the closure of the New Windsor facility, which impacted both the Lighting and Graphics segment.

The following table presents information about restructuring costs for the periods indicated:

	Three Months Ended
	September 30
(In thousands)	2020	2019

Exit costs	$3	$184
Impairment of fixed assets and accelerated depreciation	-	49
Gain on sale of facility	-	(4,821)
Total	$3	$(4,588)

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			September 30,
(In thousands)	2020	Expense	Payments	Adjustments	2020

Severance and termination benefits	$27	$-	$-	$-	$27
Other restructuring costs	-	3	(3)	-	$-
Total	$27	$3	$(3)	$-	$27

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items, and various items of office equipment. All but one of the Company’s leases are operating leases. Leases have a remaining term of one to five years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three months ended September 30, 2020 and 2019, the rent expense for these leases is immaterial.

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

	Three months ended	Three months ended
(In thousands)	September 30, 2020	September 30, 2019

Operating lease cost	$573	$587
Financing lease cost:
Amortization of right of use assets	73	-
Interest on lease liabilities	24	-
Variable lease cost	1	-
Total lease cost	$671	$587

Supplemental Cash Flow Information:
	Three months ended	Three months ended
(In thousands)	September 30, 2020	September 30, 2019

Cash flows from operating leases
Fixed payments - operating cash flows	$570	$573
Liability reduction - operating cash flows	$461	$443

Cash flows from finance leases
Interest - operating cash flows	$24	$-
Repayments of principal portion - financing cash flows	$58	$-

Operating Leases:	At September 30, 2020	At June 30, 2020

Total operating right-of-use assets	$8,195	$8,663

Accrued expenses (Current liabilities)	$292	$376
Long-term operating lease liability	8,640	9,021
Total operating lease liabilities	$8,932	$9,397

Weighted Average remaining Lease Term (in years)	4.36	4.59

Weighted Average Discount Rate	4.85%	4.85%

Finance Leases:	At September 30, 2020	At June 30, 2020

Buildings under finance leases	$2,033	$2,033
Accumulated depreciation	(121)	(48)
Total finance lease assets, net	$1,912	$1,985

Accrued expenses (Current liabilities)	$242	$239
Long-term finance lease liability	1,694	1,755
Total finance lease liabilities	$1,936	$1,994

Weighted Average remaining Lease Term (in years)	6.58	6.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease	Finance Lease
	Liabilities	Liabilities
2021	$1,864	$270
2022	2,293	329
2023	2,241	329
2024	1,924	335
2025	1,345	362
Thereafter	360	664
Total lease payments	10,027	2,289
Less: Interest	(1,095)	(353)
Present Value of Lease Liabilities	$8,932	$1,936

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020. The CARES Act allows the Company to carry back a federal net operating loss to prior tax years, offset taxable income in those earlier tax years, and obtain a refund of income taxes that were paid at a higher statutory tax rate. During the first quarter of fiscal 2021, the IRS issued Treasury Regulations resulting in an increase to the expected net operating loss that can be carried back and the Company recognized an additional tax benefit of $0.4 million.

In the first quarter of fiscal 2020, the Company sold its New Windsor facility resulting in a book gain of $4.8 million. The Company was able to utilize a deferred tax asset of $0.9 million related to the sale of the facility.

	Three Months Ended
	September 30
	2020	2019
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	23.9%	24.1%
Uncertain tax positions	1.0	0.5
Tax rate changes	(15.7)	-
Shared-based compensation	2.4	4.3
Other	-	0.4
Effective tax rate	11.6%	29.3%

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2020, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COVID-19 Pandemic

The COVID-19 pandemic will likely continue to impact business activity across industries in the U.S. and worldwide. We remain committed to taking actions to address the health, safety and welfare of our employees, customers, agents and suppliers. The potential for additional outbreaks of COVID-19 in the U.S. and globally and the actions taken by governmental authorities in response to future resurgence are highly uncertain and unpredictable. Future developments such as these will determine the extent to which COVID-19 continues to impact our results of operations and financial conditions. See the risk factor captioned “Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent novel coronavirus disease (“COVID-19”) outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact” in Item 1A, Risk Factors, included in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for an additional discussion of risks related to COVID-19.

Net Sales by Business Segment
	Three Months Ended
	September 30
(In thousands)	2020	2019

Lighting Segment	$45,405	$63,191
Graphics Segment	24,601	25,510
	$70,006	$88,701

Operating Income (Loss) by Business Segment
	Three Months Ended
	September 30
(In thousands)	2020	2019

Lighting Segment	$3,588	$9,159
Graphics Segment	1,823	1,017
Corporate and Eliminations	(3,209)	(3,337)
	$2,202	$6,839

Summary of Consolidated Results

Net sales of $70.0 million for the three months ended September 30, 2020 decreased $18.7 million or 21% as compared to net sales of $88.7 million for the three months ended September 30, 2019. Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (a decrease of $17.8 million or 28%) and decreased net sales of the Graphics Segment (a decrease of $0.9 million or 4%).

Operating income of $2.2 million for the three months ended September 30, 2020 represents a $4.6 million decrease from operating income of $6.8 million in the three months ended September 30, 2019. The $4.6 million decrease from fiscal 2020 was impacted by the sale of the New Windsor, New York facility in the first quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $4.8 million. When the impact of the sale of the New Windsor facility, other restructuring and plant closure costs and stock compensation expense are removed from the operating results, adjusted operating income, a Non-GAAP measure, was $2.7 million in the three months ended September 30, 2020 compared to $2.6 million in the three months ended September 30, 2019. Refer to “Non-GAAP Financial Measures” below.

We continue to maintain a strong balance sheet with a cash balance of $9.5 million and no long-term debt as of September 30, 2020. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs (gains) and stock compensation expense are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow and Net Debt. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow and Net Debt.

Reconciliation of operating income to adjusted operating income:
	Three Months Ended
	September 30
(In thousands)	2020	2019

Operating Income as reported	$2,202	$6,839

Restructuring and plant closure costs (gains)	3	(4,588)

Stock compensation expense	505	398

Adjusted Operating Income	$2,710	$2,649

Reconciliation of net income to adjusted net income
	Three Months Ended
	September 30
(In thousands, except per share data)	2020			2019
			Diluted EPS			Diluted EPS

Net Income as reported	$1,990		$0.07	$4,475		$0.17

Restructuring and plant closure costs (gains)	2	(1)	-	(3,446)	(3)	(0.13)

Stock compensation expense	380	(2)	0.01	299	(4)	0.01

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(297)		(0.01)	275		0.01

Net Income adjusted	$2,075		$0.08	$1,603		$0.06

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $1

(2) $125

(3) ($1,142)

(4) $99

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended
	September 30
(In thousands)	2020	2019

Operating Income as reported	$2,202	$6,839

Depreciation and Amortization	2,033	2,399

EBITDA	$4,235	$9,238

Restructuring and plant closure costs (gains)	3	(4,588)

Stock compensation expense	505	398

Adjusted EBITDA	$4,743	$5,048

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended
	September 30
(In thousands)	2020	2019

Cash Flow from Operations	$7,639	$6,359

Proceeds from sale of fixed assets	-	12,332

Capital expenditures	(405)	(355)

Free Cash Flow	$7,234	$18,336

Reconciliation of Net Debt
	September 30,	June 30,
(In thousands)	2020	2020

Long-Term Debt as reported	$-	$-

Less:
Cash and cash equivalents as reported	9,463	3,517

Net Debt	$(9,463)	$(3,517)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Lighting Segment
	Three Months Ended
	September 30
(In thousands)	2020	2019

Net Sales	$45,405	$63,191
Gross Profit	$13,826	$17,219
Operating Income	$3,588	$9,159

Lighting Segment net sales of $45.4 million in the three months ended September 30, 2020 decreased 28% from net sales of $63.2 million in the same period in fiscal 2020. The drop in sales is attributed to the impact of COVID-19 disruptions on construction markets in the fourth quarter of fiscal 2020 and the subsequent lower backlog entering the first quarter of fiscal 2021.

Gross profit of $13.8 million in the three months ended September 30, 2020 decreased $3.4 million or 20% from the same period of fiscal 2020 and increased from 26.9% to 27.9% as a percentage of Lighting Segment net sales (customer plus inter-segment net sales). The growth in gross profit as a percentage of net sales reflects the ongoing impact of our focus on higher-value market applications, the successful introduction of new products, cost savings from the closure of the New Windsor facility and product design cost reductions.

Selling and administrative expenses of $10.2 million in the three months ended September 30, 2020 increased $2.2 million from the same period of fiscal 2020 primarily due to the $4.8 million gain on the sale of the New Windsor facility in the first quarter of fiscal 2020. When the $4.8 million gain is removed from fiscal 2020 results, there was a $2.7 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses is mostly driven by lower commission expense as a result of lower sales and a conscientious effort to reduce spending as a result of the pandemic.

Lighting Segment operating income of $3.6 million for the three months ended September 30, 2020 decreased $5.6 million from operating income of $9.2 million in the same period of fiscal 2020 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020.

Graphics Segment
	Three Months Ended
	September 30
(In thousands)	2020	2019

Net Sales	$24,601	$25,510
Gross Profit	$4,442	$4,626
Operating Income	$1,823	$1,017

Graphics Segment net sales of $24.6 million in the three months ended September 30, 2020 decreased $0.9 million or 4% from net sales of $25.5 million in the same period in fiscal 2020. The decrease in sales is from a reduction in the Petroleum market vertical partially offset by growth in the Other Retail and Digital market verticals. The pandemic continued to impact Graphics in the first quarter, resulting in a number of project installation delays.

Gross profit of $4.4 million in the three months ended September 30, 2020 decreased $0.2 million or 4% from the same period of fiscal 2020. Gross profit as a percentage of Graphic Segment net sales (customer plus inter-segment sales) was consistent from the prior year first quarter.

Selling and administrative expenses of $2.6 million decreased $1.0 million from $3.6 million in the same period of fiscal 2020. The decrease in selling and administrative expenses was due to lower operating costs as a result of an organizational realignment executed in the second half of fiscal 2020 and a conscientious effort to reduce spending as a result of the pandemic.

Graphics Segment operating income of $1.8 million in the three months ended September 30, 2020 increased $0.8 million from operating income of $1.0 million in the same period of fiscal 2020. The increase of $0.8 million was primarily due to lower operating expenses.

Corporate and Eliminations
	Three Months Ended
	September 30
(In thousands)	2020	2019

Gross Profit	$4	$10
Operating (Loss)	$(3,209)	$(3,337)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $3.2 million in the three months ended September 30, 2020 decreased $0.1 million or 4% from the same period of fiscal 2020. The net decrease was the result of conscientious efforts to contain and reduce costs during the pandemic.

Consolidated Results

We reported $0.1 million net interest expense in the three months ended September 30, 2020 compared to $0.4 million net interest expense in the three months ended September 30, 2019. The decrease in interest expense from fiscal 2020 to fiscal 2021 is the result of lower levels of debt outstanding on our line of credit. We also recorded other income of $0.1 million in the three months ended September 30, 2020 compared to other expense of $0.1 million in the three months ended September 30, 2019, both of which are related to net foreign exchange currency transaction gains and losses through our Mexican subsidiary.

The $0.3 million income tax expense in the three months ended September 30, 2020 represents a consolidated effective tax rate of 11.6% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act. The $1.8 million income tax expense in the three months ended September 30, 2019 represents a consolidated effective tax rate of 29.3%, influenced mostly by the gain on the sale of the New Windsor facility and by certain permanent book-tax differences and by an expense related to uncertain income tax positions.

We reported net income of $2.0 million in the three months ended September 30, 2020 compared to net income of $4.5 million in the three months ended September 30, 2019. The decrease in net income is primarily driven by the $4.8 million gain on the sale of the New Windsor facility in the first quarter of fiscal 2020. When the impact of all Non-GAAP items is removed from both fiscal years, Non-GAAP adjusted net income was $2.1 million for the three months ended September 30, 2020 compared to adjusted net income of $1.6 million for the three months ended September 30, 2019 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, decreased interest expense, a lower effective tax rate and foreign exchange currency transaction gains, partially offset by decreased net sales. Diluted earnings per share of $0.07 was reported in the three months ended September 30, 2020 as compared to $0.17 diluted earnings per share in the same period of fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2020 were 26,968,000 shares as compared to 26,293,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At September 30, 2020, we had working capital of $55.1 million compared to $51.2 million at June 30, 2020. The ratio of current assets to current liabilities was 2.29 to 1 as compared to a ratio of 2.48 to 1 at June 30, 2020. The $3.9 million increase in working capital from June 30, 2020 to September 30, 2020 is primarily driven by a $6.3 million increase in in accounts receivable, a $5.9 million increase in cash, a $6.1 million increase in accounts payable, a $2.1 million increase in accrued expenses, a $1.2 million increase in other assets and a $1.4 million decrease in inventory.

We generated $7.6 million of cash from operating activities in the three months ended September 30, 2020 as compared to $6.4 million in the same period of fiscal 2020. This $1.2 million increase in net cash flows from operating activities is the result of our improved earnings as well as our ongoing strategy to aggressively manage our working capital which includes the reduction of accounts receivable days sales outstanding (DSO), while simultaneously managing our inventory levels for an anticipated slow but steady market recovery and also to support several new product launches.

Net accounts receivable were $44.1 million and $37.8 million at September 30, 2020 and June 30, 2020, respectively. DSO decreased to 54 days at September 30, 2020 from 56 days at June 30, 2020. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $37.4 million at September 30, 2020 decreased $1.4 million from $38.8 million at June 30, 2020. The decrease of $1.4 million is the result of a decrease in gross inventory of $1.1 million and an increase in obsolescence reserves of $0.3 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased $1.7 million in the three months ended September 30, 2020 in the Lighting Segment which was partially offset by an increase in net inventory in the Graphics Segment of $0.1 million.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. We have a secured $75 million revolving line of credit with our bank, with $75 million of the credit line available as of October 15, 2020. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. We are in compliance with all of our loan covenants. We believe that our $75 million line of credit plus cash flows from operating activities are adequate for fiscal 2021 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

We used $0.4 million of cash related to investing activities in the three months ended September 30, 2020 as compared to $12.0 million of cash provided by investing activities in the same period of fiscal 2020, resulting in a decrease of $12.4 million. Capital expenditures was consistent in the three months ended September 30, 2020 and 2019. We sold our New Windsor manufacturing facility for $12.3 million in the first quarter of fiscal 2020, which was the primary contributing factor to the decrease in cash flow from investing activities from fiscal 2020 to fiscal 2021.

We used $1.3 million of cash related to financing activities in the three months ended September 30, 2020 compared to $17.7 million in the three months ended September 30, 2019. The $16.4 million change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by cash flow from operations.

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

Cash Dividends

In October 2020, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 17, 2020 to shareholders of record as of November 9, 2020. The indicated annual cash dividend rate for fiscal 2021 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2020 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to market risk since June 30, 2020. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 12 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 28, 2020, the Compensation Committee of the Board of Directors granted inducement awards of stock options in accordance with NASDAQ Listing Rule 5635(c)(4) to Pablo Leguina, Senior Vice President - Sales. Mr. Leguina was granted an inducement stock option to purchase up to 75,000 shares of the Company’s common stock. The award was approved in connection with the commencement of his employment with the Company and has a ten-year term. The option is exercisable at a price of $7.06 per share (the closing price on September 28, 2020). Two-thirds of the options will vest on the second anniversary date of grant; the remaining shares will vest on the third anniversary date of grant. The grant of such awards is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fiscal Year 2021 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2021 Short-Term Incentive Plan (STIP)*++

10.3	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement*

10.4	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement*

10.5	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement*++

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Management compensatory agreement.

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
November 5, 2020