Form 10-Q
period 2020-12-31
LSI INDUSTRIES INC
filed 2021-01-29
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of January 22, 2021, there were 26,435,719 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2020	2019	2020	2019

Net Sales	$76,387	$82,377	$146,393	$171,078

Cost of products and services sold	56,676	62,136	108,407	128,724

Severance costs	5	-	5	-

Restructuring costs	-	277	3	535

Gross profit	19,706	19,964	37,978	41,819

Selling and administrative expenses	17,004	18,151	33,074	38,013

Severance costs	16	54	16	54

Restructuring gains	-	(1)	-	(4,847)

Operating income	2,686	1,760	4,888	8,599

Interest (income)	(1)	(1)	(2)	(2)

Interest expense	63	234	121	666

Other (income) expense	(135)	(91)	(240)	(9)

Income before income taxes	2,759	1,618	5,009	7,944

Income tax expense (benefit)	551	(125)	811	1,726

Net income	$2,208	$1,743	$4,198	$6,218

Earnings per common share (see Note 4)
Basic	$0.08	$0.07	$0.16	$0.24
Diluted	$0.08	$0.07	$0.15	$0.24

Weighted average common shares outstanding
Basic	26,639	26,280	26,580	26,257
Diluted	27,360	26,534	27,161	26,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Net Income	$2,208	$1,743	$4,198	$6,218

Foreign currency translation adjustment	102	29	147	6

Comprehensive Income	$2,310	$1,772	$4,345	$6,224

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2020	2020

ASSETS

Current assets

Cash and cash equivalents	$13,584	$3,517

Accounts receivable, less allowance for doubtful accounts of $336 and $273, respectively	44,475	37,836

Inventories	34,825	38,752

Refundable income tax	3,319	2,776

Other current assets	3,214	2,977

Total current assets	99,417	85,858

Property, Plant and Equipment, at cost
Land	3,943	3,933
Buildings	20,663	20,638
Machinery and equipment	68,298	67,796
Buildings under finance leases	2,033	2,033
Construction in progress	418	440
	95,355	94,840
Less accumulated depreciation	(70,599)	(68,305)
Net property, plant and equipment	24,756	26,535

Goodwill	10,373	10,373

Other Intangible Assets, net	28,619	29,960

Operating Lease Right-of-Use Assets	7,684	8,663

Other Long-Term Assets, net	10,432	10,874

Total assets	$181,281	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2020	2020

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,499	$14,216
Accrued expenses	22,737	20,433

Total current liabilities	41,236	34,649

Long-Term Debt	-	-

Finance Lease Liabilities	1,631	1,755

Operating Lease Liabilities	8,118	9,021

Other Long-Term Liabilities	1,023	1,138

Commitments and Contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,385,721 and 26,286,009 shares, respectively	129,622	127,713
Treasury shares, without par value	(1,692)	(1,121)
Deferred compensation plan	1,692	1,121
Retained (loss)	(403)	(1,920)
Accumulated other comprehensive income (loss)	54	(93)

Total shareholders' equity	129,273	125,700

Total liabilities & shareholders' equity	$181,281	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	(Loss)	Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	6,218	6,218
Other comprehensive income	-	-	-	-	-	6	-	6
Stock compensation awards	36	150	-	-	-	-	-	150
Restricted stock units issued	18	-	-	-	-	-	-	-
Shares issued for deferred compensation	10	47	-	-	-	-	-	47
Activity of treasury shares, net	-	-	87	660	-	-	-	660
Deferred stock compensation	-	-	-	-	(660)	-	-	(660)
Stock compensation expense	-	597	-	-	-	-	-	597
Stock options exercised, net	6	29	-	-	-	-	-	29
Dividends — $0.20 per share	-	-	-	-	-	-	(2,643)	(2,643)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at December 31, 2019	26,246	$126,552	(122)	$(808)	$808	$22	$(2,661)	$123,913

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	4,198	4,198
Other comprehensive income	-	-	-	-	-	147	-	147
Stock compensation awards	25	150	-	-	-	-	-	150
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	96	679	-	-	-	-	-	679
Activity of treasury shares, net	-	-	(83)	(571)	-	-	-	(571)
Deferred stock compensation	-	-	-	-	571	-	-	571
Stock compensation expense	-	902	-	-	-	-	-	902
Stock options exercised, net	33	178	-	-	-	-	-	178
Dividends — $0.20 per share	-	-	-	-	-	-	(2,681)	(2,681)

Balance at December 31, 2020	26,648	$129,622	(263)	$(1,692)	$1,692	$54	$(403)	$129,273

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2020	2019

Cash Flows from Operating Activities
Net income	$4,198	$6,218
Non-cash items included in net income
Depreciation and amortization	4,023	4,551
Deferred income taxes	315	1,893
Deferred compensation plan	679	47
Stock compensation expense	902	597
Issuance of common shares as compensation	150	150
Gain on disposition of fixed assets	-	(4,753)
Allowance for doubtful accounts	96	(356)
Inventory obsolescence reserve	817	(212)

Changes in certain assets and liabilities
Accounts receivable	(6,476)	10,552
Inventories	3,195	413
Refundable income taxes	(522)	(112)
Accounts payable	3,933	1,864
Accrued expenses and other	834	406
Customer prepayments	1,273	(355)
Net cash flows provided by operating activities	13,417	20,903

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(880)	(1,119)
Proceeds from the sale of fixed assets	-	12,340
Net cash flows (used in) provided by investing activities	(880)	11,221

Cash Flows from Financing Activities
Payments of long-term debt	-	(99,746)
Borrowings of long-term debt	-	70,642
Cash dividends paid	(2,639)	(2,643)
Shares withheld for employees' taxes	(28)	(124)
Payments on financing lease obligations	(118)	-
Proceeds from stock option exercises	178	29
Net cash flows used in financing activities	(2,607)	(31,842)

Change related to foreign currency	137	-

Increase in cash and cash equivalents	10,067	282

Cash and cash equivalents at beginning of period	3,517	966

Cash and cash equivalents at end of period	$13,584	$1,248

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2020, the results of its operations for the three and six month periods ended December 31, 2020 and 2019, and its cash flows for the six month periods ended December 31, 2020 and 2019. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2020 Annual Report on Form 10-K. Financial information as of June 30, 2020 has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2020		December 31, 2020
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$39,941	$15,987	$79,981	$30,441
Products and services transferred over time	5,185	15,274	10,550	25,421
	$45,126	$31,261	$90,531	$55,862

	Three Months Ended		Six Months Ended
	December 31, 2020		December 31, 2020
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$40,514	$6,870	$78,383	$11,951
Poles, printed graphics, non-LED lighting	4,154	15,392	11,228	29,717
Project management, installation services, shipping and handling	458	8,999	920	14,194
	$45,126	$31,261	$90,531	$55,862

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

The Company’s most significant leases are those related to certain manufacturing facilities along with a small office space. Besides these real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts and various office equipment. The adoption of the new lease standard resulted in the recognition of right-of-use assets (“ROU assets”) of $10.4 million, lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances and a $0.4 million adjustment to retained earnings on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow.

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

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, primarily petroleum/convenience stores, parking lot and garage markets, automotive dealerships, quick-service restaurants, grocery and pharmacy stores, and retail/national accounts. The Company serves these lighting product customers through the commercial, industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

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

There was no concentration of consolidated net sales in the three and six months ended December 31, 2020 and 2019. There was no concentration of accounts receivable at December 31, 2020 or June 30, 2020.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2020 and December 31, 2019:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2020	2019	2020	2019
Net Sales:
Lighting Segment	$45,126	$53,436	$90,531	$116,627
Graphics Segment	31,261	28,941	55,862	54,451
	$76,387	$82,377	$146,393	$171,078

Operating Income (Loss):
Lighting Segment	$2,134	$3,150	$5,722	$12,309
Graphics Segment	3,143	1,362	4,966	2,379
Corporate and Eliminations	(2,591)	(2,752)	(5,800)	(6,089)
	$2,686	$1,760	$4,888	$8,599

Capital Expenditures:
Lighting Segment	$275	$557	$644	$887
Graphics Segment	40	45	67	45
Corporate and Eliminations	160	162	169	187
	$475	$764	$880	$1,119

Depreciation and Amortization:
Lighting Segment	$1,610	$1,661	$3,229	$3,439
Graphics Segment	304	374	662	760
Corporate and Eliminations	76	117	132	352
	$1,990	$2,152	$4,023	$4,551

	December 31, 2020	June 30, 2020
Identifiable Assets:
Lighting Segment	$115,265	$118,819
Graphics Segment	37,085	35,021
Corporate and Eliminations	28,931	18,423
	$181,281	$172,263

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2020	2019	2020	2019
Lighting Segment inter-segment net sales	$5,038	$860	$9,118	$1,671

Graphics Segment inter-segment net sales	$75	$74	$113	$98

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019

BASIC EARNINGS PER SHARE

Net income	$2,208	$1,743	$4,198	$6,218

Weighted average shares outstanding during the period, net of treasury shares	26,367	26,101	26,343	26,063
Weighted average vested restricted stock units outstanding	20	39	15	31
Weighted average shares outstanding in the Deferred Compensation Plan during the period	252	140	222	163
Weighted average shares outstanding	26,639	26,280	26,580	26,257

Basic income per share	$0.08	$0.07	$0.16	$0.24

DILUTED EARNINGS PER SHARE

Net income	$2,208	$1,743	$4,198	$6,218

Weighted average shares outstanding:

Basic	26,639	26,280	26,580	26,257

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	721	254	581	107
Weighted average shares outstanding	27,360	26,534	27,161	26,364

Diluted income per share	$0.08	$0.07	$0.15	$0.24

Anti-dilutive securities (b)	1,062	1,904	1,101	2,506

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2020 and December 31, 2019 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2020	2020

Inventories:
Raw materials	$25,541	$27,331
Work-in-progress	1,189	1,566
Finished goods	8,095	9,855
Total Inventories	$34,825	$38,752

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2020	2020

Accrued Expenses:
Accrued warranty	$6,275	$6,956
Compensation and benefits	4,754	5,271
Customer prepayments	2,985	1,698
Accrued FICA	2,189	730
Accrued sales commissions	1,757	1,289
Operating lease liabilities	298	376
Finance lease liabilities	245	239
Other accrued expenses	4,234	3,874
Total Accrued Expenses	$22,737	$20,433

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of December 31, 2020
Goodwill	$70,971	$28,690	$99,661
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2020	$9,208	$1,165	$10,373

Balance as of June 30, 2020
Goodwill	$86,711	$28,690	$115,401
Accumulated impairment losses	(77,503)	(27,525)	(105,028)
Goodwill, net as of June 30, 2020	$9,208	$1,165	$10,373

In the second quarter of fiscal 2021, the Company wrote-off the goodwill and impairment loss for a dissolved entity. The net impact to the consolidated financial statements, including the goodwill, net balance, was zero.

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

Other Intangible Assets	December 31, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$30,163	$9,758	$20,405
Patents	268	222	46
LED technology firmware, software	16,066	13,094	2,972
Trade name	2,658	884	1,774
Total Amortized Intangible Assets	49,155	23,958	25,197

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$52,577	$23,958	$28,619

Other Intangible Assets	June 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,129	$21,434
Patents	338	277	61
LED technology firmware, software	16,066	12,852	3,214
Trade name	2,658	829	1,829
Total Amortized Intangible Assets	54,625	28,087	26,538

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,087	$29,960

In the second quarter of fiscal 2021, the Company wrote-off intangible assets’ gross carrying amount and accumulated amortization for a dissolved entity. The net impact to the consolidated financial statements, including the total other intangible assets, was zero.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Amortization Expense of Other Intangible Assets	$670	$671	$1,341	$1,346

The Company expects to record annual amortization expense as follows:

(In thousands)

2021	$2,682
2022	$2,461
2023	$2,412
2024	$2,412
2025	$2,412
After 2025	$14,159

NOTE 8 - REVOLVING LINE OF CREDIT

The Company has a $75 million secured line of credit that expires in the third quarter of fiscal 2022. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate as periodically determined, or at the bank’s base lending rate, at the Company’s option. The increment over the LIBOR borrowing rate, as periodically determined, fluctuates between 125 and 250 basis points depending upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 125 basis points for the third quarter of fiscal 2021. The Company expects to seek additional provisions for alternative interest rates when certain interbank offered rates are no longer available. The fee on the unused balance of the $75 million committed line of credit is 20 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge coverage ratio. As of December 31, 2020, there were no borrowings against the line of credit, and $75.0 million was available as of that date.

The Company is in compliance with all of its loan covenants as of December 31, 2020.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2.6 million in both the six months ended December 31, 2020 and December 31, 2019. Dividends on restricted stock units in the amount of $104,346 and $52,383 were accrued as of December 31, 2020 and 2019, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 9, 2021 to shareholders of record as of February 1, 2021. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 2,839,677 as of December 31, 2020. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the first half of fiscal 2021, the Company granted 318,406 non-qualified stock options with a weighted average exercise price of $6.86, 134,017 PSUs with a weighted average fair value of $6.80 and 133,126 RSUs with a weighted average fair value of $6.81. Stock compensation expense was $0.4 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $0.9 million and $0.6 million for the six months ended December 31, 2020 and 2019, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2020	2019
Cash Payments:
Interest	$48	$742
Income taxes	$1,123	$-

Non-cash investing and financing activities
Issuance of common shares as compensation	$150	$150
Issuance of common shares to fund deferred compensation plan	$679	$47

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2020, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
(In thousands)	2020	2019	2020

Balance at beginning of period	$639	$1,134	$1,134
Accrual of expense	21	46	344
Payments	(392)	(319)	(839)
Balance at end of period	$268	$861	$639

The $0.3 million severance reserve reported as of December 31, 2020 has been classified as a current liability and will be paid out over the next twelve months.

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

The following table presents information about restructuring costs for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Exit costs	$-	$-	$3	$184
Impairment of fixed assets and accelerated depreciation	-	-	-	49
Gain on sale of facility	-	-	-	(4,821)
Manufacturing realignment costs	-	276	-	276
Total	$-	$276	$3	$(4,312)

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			December 31,
(In thousands)	2020	Expense	Payments	Adjustments	2020

Severance and termination benefits	$27	$-	$-	$-	$27
Other restructuring costs	-	3	(3)	-	$-
Total	$27	$3	$(3)	$-	$27

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items, and various items of office equipment. All but one of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and six months ended December 31, 2020 and 2019, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments. The adoption of the new lease standard resulted in the recognition of ROU assets of $10.4 million and lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the new standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow.

	Three months ended		Six months ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Operating lease cost	$565	$575	$1,138	$1,162
Financing lease cost:
Amortization of right of use assets	72	-	145	-
Interest on lease liabilities	23	-	47	-
Variable lease cost	1	-	2	-
Total lease cost	$661	$575	$1,332	$1,162

Supplemental Cash Flow Information:

	December 31
(In thousands)	2020	2019

Cash flows from operating leases
Fixed payments - operating cash flows	$1,141	$1,139
Liability reduction - operating cash flows	$929	$885

Cash flows from finance leases
Interest - operating cash flows	$47	$-
Repayments of principal portion - financing cash flows	$118	$-

Operating Leases:	December 31,	June 30,
	2020	2020

Total operating right-of-use assets	$7,684	$8,663

Accrued expenses (Current liabilities)	$298	$376
Long-term operating lease liability	8,118	9,021
Total operating lease liabilities	$8,416	$9,397

Weighted Average remaining Lease Term (in years)	4.13	4.59

Weighted Average Discount Rate	4.85%	4.85%

Finance Leases:	December 31,	June 30,
	2020	2020

Buildings under finance leases	$2,033	$2,033
Accumulated depreciation	(194)	(48)
Total finance lease assets, net	$1,839	$1,985

Accrued expenses (Current liabilities)	$245	$239
Long-term finance lease liability	1,631	1,755
Total finance lease liabilities	$1,876	$1,994

Weighted Average remaining Lease Term (in years)	6.33	6.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities
2021	$1,387	$210
2022	2,278	329
2023	2,227	329
2024	1,913	335
2025	1,345	362
Thereafter	357	664
Total lease payments	9,507	2,229
Less: Interest	(1,091)	(353)
Present Value of Lease Liabilities	$8,416	$1,876

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020. The CARES Act allows the Company to carry back a federal net operating loss to prior tax years, offset taxable income in those earlier tax years and obtain a refund of income taxes that were paid at a higher statutory tax rate. During the first quarter of fiscal 2021, the IRS issued Treasury Regulations resulting in an increase to the expected net operating loss that can be carried back and the Company recognized an additional tax benefit of $0.4 million.

In the first quarter of fiscal 2020, the Company sold its New Windsor facility resulting in a book gain of $4.8 million. The Company was able to utilize a deferred tax asset of $0.9 million related to the sale of the facility.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	25.0%	(2.6)%	24.5%	18.1%
Uncertain tax positions	(4.8)	(5.5)	(2.2)	(0.7)
Tax rate changes	-	-	(7.0)	-
Shared-based compensation	(0.2)	0.3	0.9	3.5
Other	-	-	-	0.8
Effective tax rate	20.0%	(7.8)%	16.2%	21.7%

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

COVID-19 Pandemic

The COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide. We remain committed to taking actions to address the health, safety and welfare of our employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks are highly uncertain and unpredictable, will determine the extent to which COVID-19 continues to impact our results of operations and financial conditions. See the risk factor captioned “Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent novel coronavirus disease (“COVID-19”) outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact” in Item 1A, Risk Factors, included in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for an additional discussion of risks related to COVID-19.

Net Sales by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Lighting Segment	$45,126	$53,436	$90,531	$116,627
Graphics Segment	31,261	28,941	55,862	54,451
	$76,387	$82,377	$146,393	$171,078

Operating Income (Loss) by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Lighting Segment	$2,134	$3,150	$5,722	$12,309
Graphics Segment	3,143	1,362	4,966	2,379
Corporate and Eliminations	(2,591)	(2,752)	(5,800)	(6,089)
	$2,686	$1,760	$4,888	$8,599

Summary of Consolidated Results

Net sales of $76.4 million for the three months ended December 31, 2020 decreased $6.0 million or 7% as compared to net sales of $82.4 million for the three months ended December 31, 2019. Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (a decrease of $8.3 million or 16%), partially offset by increased net sales of the Graphics Segment (an increase of $2.3 million or 8%).

Net sales of $146.4 million for the six months ended December 31, 2020 decreased $24.7 million or 14% as compared to net sales of $171.1 million for the six months ended December 31, 2019. Net sales were unfavorably influenced by decreased net sales of the Lighting Segment (a decrease of $26.1 million or 22%), partially offset by increased net sales of the Graphics Segment (an increase of $1.4 million or 3%).

Operating income of $2.7 million for the three months ended December 31, 2020 represents a $0.9 million increase from operating income of $1.8 million in the three months ended December 31, 2019. When the impact of restructuring and plant closure costs, stock compensation expense and severance costs are removed from the operating results, adjusted operating income, a Non-GAAP measure, was $3.1 million in the three months ended December 31, 2020 compared to $2.3 million in the three months ended December 31, 2019. Refer to “Non-GAAP Financial Measures” below.

Operating income of $4.9 million for the six months ended December 31, 2020 represents a $3.7 million decrease from operating income of $8.6 million in the six months ended December 31, 2019. The $3.7 million decrease from fiscal 2020 was impacted by the sale of the New Windsor, New York facility in the first quarter of fiscal 2020 which favorably resulted in a pre-tax gain of $4.8 million. When the impact of the sale of the New Windsor facility, other restructuring and plant closure costs, stock compensation expense and severance costs are removed from the operating results, adjusted operating income, a Non-GAAP measure, was $5.8 million in the six months ended December 31, 2020 compared to $4.9 million in the six months ended December 31, 2019. Refer to “Non-GAAP Financial Measures” below.

As of December 31, 2020, we reported a cash balance of $13.6 million and no long-term debt. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of restructuring and plant closure costs (gains), stock compensation expense and severance costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow and Net Debt. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow and Net Debt.

Reconciliation of operating income to adjusted operating income:
	Three Months Ended
	December 31
(In thousands)	2020	2019

Operating Income as reported	$2,686	$1,760

Stock compensation expense	397	199

Severance costs	21	54

Restructuring and plant closure costs	-	276

Adjusted Operating Income	$3,104	$2,289

Reconciliation of net income to adjusted net income
	Three Months Ended
	December 31
(In thousands, except per share data)	2020			2019
			Diluted EPS			Diluted EPS

Net Income as reported	$2,208		$0.08	$1,743		$0.07

Stock compensation expense	318	(1)	0.01	161	(3)	0.01

Severance costs	17	(2)	-	44	(4)	-

Restructuring and plant closure costs	-		-	223	(5)	0.01

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	(436)		(0.02)

Net Income adjusted	$2,543		$0.09	$1,735		$0.07

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $79

(2) $4

(3) $38

(4) $10

(5) $53

Reconciliation of operating income to adjusted operating income:
	Six Months Ended
	December 31
(In thousands)	2020	2019

Operating Income as reported	$4,888	$8,599

Stock compensation expense	902	597

Severance costs	21	54

Restructuring, plant closure costs (gains) and related inventory write-downs	3	(4,312)

Adjusted Operating Income	$5,814	$4,938

Reconciliation of net income to adjusted net income
	Six Months Ended
	December 31
(In thousands, except per share data)	2020			2019
			Diluted EPS			Diluted EPS

Net Income as reported	$4,198		$0.15	$6,218		$0.24

Stock compensation expense	698	(1)	0.03	460	(4)	0.02

Severance costs	17	(2)	-	44	(5)	-

Restructuring, plant closure costs (gains) and related inventory write-downs	2	(3)	-	(3,223)	(6)	(0.12)

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(297)		(0.01)	(160)		(0.01)

Net Income adjusted	$4,618		$0.17	$3,339		$0.13

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $204

(2) $4

(3) $1

(4) $137

(5) $10

(6) ($1,089)

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Operating Income as reported	$2,686	$1,760	$4,888	$8,599

Depreciation and Amortization	1,990	2,152	4,023	4,551

EBITDA	$4,676	$3,912	$8,911	$13,150

Stock compensation expense	397	199	902	597

Severance costs	21	54	21	54

Restructuring, plant closure costs (gains) and related inventory write-downs	-	276	3	(4,312)

Adjusted EBITDA	$5,094	$4,441	$9,837	$9,489

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2020	2019	2020	2019

Cash Flow from Operations	$5,778	$14,544	$13,417	$20,903

Proceeds from sale of fixed assets	-	-	-	12,332

Capital expenditures	(475)	(764)	(880)	(1,119)

Free Cash Flow	$5,303	$13,780	$12,537	$32,116

Reconciliation of Net Debt
	December 31,	June 30,
(In thousands)	2020	2020

Long-Term Debt as reported	$-	$-

Less:
Cash and cash equivalents as reported	13,584	3,517

Net Debt	$(13,584)	$(3,517)

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

Lighting Segment
	Three Months Ended
	December 31
(In thousands)	2020	2019

Net Sales	$45,126	$53,436
Gross Profit	$13,704	$15,501
Operating Income	$2,134	$3,150

Lighting Segment net sales of $45.1 million in the three months ended December 31, 2020 decreased 16% from net sales of $53.4 million in the same period in fiscal 2020. The impact of COVID-19 disruptions on construction markets continued to adversely affect sales in the Lighting segment.

Gross profit of $13.7 million in the three months ended December 31, 2020 decreased $1.8 million or 12% from the same period of fiscal 2020. Gross profit as a percentage of net sales was 30.4% in the three months ended December 31, 2020 compared to 29.0% in the same period of fiscal 2020. The growth in gross profit as a percentage of net sales reflects the ongoing impact of our focus on higher-value market applications and cost management.

Selling and administrative expenses of $11.6 million in the three months ended December 31, 2020 decreased $0.8 million from the same period of fiscal 2020, primarily driven by programs to reduce spending as a result of the pandemic.

Lighting Segment operating income of $2.1 million for the three months ended December 31, 2020 decreased $1.0 million from operating income of $3.1 million in the same period of fiscal 2020 primarily due to lower sales partially offset by lower operating expenses.

Graphics Segment
	Three Months Ended
	December 31
(In thousands)	2020	2019

Net Sales	$31,261	$28,941
Gross Profit	$6,006	$4,465
Operating Income	$3,143	$1,362

Graphics Segment net sales of $31.3 million in the three months ended December 31, 2020 increased $2.3 million or 8% from net sales of $28.9 million in the same period in fiscal 2020. The increase in sales is due to growth in our Grocery and Quick-Service Restaurants verticals.

Gross profit of $6.0 million in the three months ended December 31, 2020 increased $1.5 million or 35% from the same period of fiscal 2020. Gross profit as a percentage of net sales increased to 19.2% in the three months ended December 31, 2020 compared to 15.4% in the same period in fiscal 2020, primarily within the Petroleum and Grocery verticals.

Selling and administrative expenses of $2.9 million decreased $0.2 million from $3.1 million in the same period of fiscal 2020. The decrease in selling and administrative expenses was due to programs to reduce spending as a result of the pandemic.

Graphics Segment operating income of $3.1 million in the three months ended December 31, 2020 increased $1.8 million from operating income of $1.4 million in the same period of fiscal 2020. The increase of $1.8 million was primarily due to improved gross profit margin and a reduction in operating expenses.

Corporate and Eliminations
	Three Months Ended
	December 31
(In thousands)	2020	2019

Gross Profit (Loss)	$(4)	$(2)
Operating (Loss)	$(2,591)	$(2,752)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2.6 million in the three months ended December 31, 2020 decreased $0.2 million or 6% from the same period of fiscal 2020. The net decrease was the result of programs to contain and reduce costs during the pandemic.

Consolidated Results

We reported $0.1 million net interest expense in the three months ended December 31, 2020 compared to $0.2 million net interest expense in the three months ended December 31, 2019. The decrease in interest expense from fiscal 2020 to fiscal 2021 is the result of lower levels of debt outstanding on our line of credit. We also recorded other income of $0.1 million in both the three months ended December 31, 2020 and 2019, both of which are related to net foreign exchange currency transaction gains and losses through our Mexican subsidiary.

The $0.6 million income tax expense in the three months ended December 31, 2020 represents a consolidated effective tax rate of 20.0%. This compares to a $0.1 million income tax benefit in the three months ended December 31, 2019 due to the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton, Ohio facility.

We reported net income of $2.2 million in the three months ended December 31, 2020 compared to net income of $1.7 million in the three months ended December 31, 2019. Non-GAAP adjusted net income was $2.5 million for the three months ended December 31, 2020 compared to adjusted net income of $1.7 million for the three months ended December 31, 2019 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, reduction in operating expenses and decreased interest expense, partially offset by decreased net sales. Diluted earnings per share of $0.08 was reported in the three months ended December 31, 2020 as compared to $0.07 diluted earnings per share in the same period of fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2020 were 27,360,000 shares as compared to 26,534,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2019

Lighting Segment
	Six Months Ended
	December 31
(In thousands)	2020	2019

Net Sales	$90,531	$116,627
Gross Profit	$27,530	$32,720
Operating Income	$5,722	$12,309

Lighting Segment net sales of $90.5 million in the six months ended December 31, 2020 decreased 22% from net sales of $116.6 million in the same period in fiscal 2020. The impact of COVID-19 disruptions on construction markets continues to adversely affect sales in the Lighting segment.

Gross profit of $27.5 million in the six months ended December 31, 2020 decreased $5.2 million or 16% from the same period of fiscal 2020. Gross profit as a percentage of net sales was 30.4% in the six months ended December 31, 2020 compared to 28.1% in the same period of fiscal 2020. The growth in gross profit as a percentage of net sales reflects the ongoing impact of our focus on higher-value market applications and cost management.

Selling and administrative expenses of $21.8 million in the six months ended December 31, 2020 increased $1.4 million from the same period of fiscal 2020, primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in the prior year, partially offset by programs to reduce spending as a result of the pandemic

Lighting Segment operating income of $5.7 million for the six months ended December 31, 2020 decreased $6.6 million from operating income of $12.3 million in the same period of fiscal 2020 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in the first half of fiscal 2020. Non-GAAP adjusted operating income was $5.9 million in the six months ended December 31, 2020 compared to adjusted operating income of $7.7 million in the six months ended December 31, 2019 (refer to the Non-GAAP table below for a reconciliation of Lighting Segment operating income to adjusted operating income).

Reconciliation of Lighting Segment operating income to adjusted operating income:
	Six Months Ended
	December 31
(In thousands)	2020	2019

Operating Income	$5,722	$12,309
Stock compensation expense	175	75
Severance	2	18
Restructuring and plant closure costs (gains)	-	(4,651)
Adjusted operating income	$5,899	$7,751

Graphics Segment
	Six Months Ended
	December 31
(In thousands)	2020	2019

Net Sales	$55,862	$54,451
Gross Profit	$10,448	$9,091
Operating Income	$4,966	$2,379

Graphics Segment net sales of $55.9 million in the six months ended December 31, 2020 increased $1.4 million or 3% from net sales of $54.5 million in the same period in fiscal 2020. The increase in sales is from growth in our Grocery and Quick-Service Restaurants verticals partially offset by a reduction in our Petroleum vertical.

Gross profit of $10.4 million in the six months ended December 31, 2020 increased $1.4 million or 15% from the same period of fiscal 2020. Gross profit as a percentage of net sales increased to 18.7 % in the six months ended December 31, 2020 compared to 16.7% in the same period in fiscal 2020, primarily within our Petroleum and Grocery verticals.

Selling and administrative expenses of $5.5 million decreased $1.2 million from $6.7 million in the same period of fiscal 2020. The decrease in selling and administrative expenses was due to lower operating costs as a result of an organizational restructuring executed in the second half of fiscal 2020 and a program to reduce spending as a result of the pandemic.

Graphics Segment operating income of $5.0 million in the six months ended December 31, 2020 increased $2.6 million from operating income of $2.4 million in the same period of fiscal 2020. The increase of $2.6 million was primarily due to improved gross profit margin and a reduction in operating expenses.

Corporate and Eliminations
	Six Months Ended
	December 31
(In thousands)	2020	2019

Gross Profit (Loss)	$-	$8
Operating (Loss)	$(5,800)	$(6,089)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $5.8 million in the six months ended December 31, 2020 decreased $0.3 million or 5% from the same period of fiscal 2020. The net decrease was the result of conscientious efforts to contain and reduce costs during the pandemic.

Consolidated Results

We reported $0.1 million net interest expense in the six months ended December 31, 2020 compared to $0.7 million net interest expense in the six months ended December 31, 2019. The decrease in interest expense from fiscal 2020 to fiscal 2021 is the result of lower levels of debt outstanding on our line of credit. We also recorded other income of $0.2 million in the six months ended December 31, 2020 compared to other income of $9,000 in the six months ended December 31, 2019, both of which are related to net foreign exchange currency transaction gains and losses through our Mexican subsidiary.

The $0.8 million income tax expense in the six months ended December 31, 2020 represents a consolidated effective tax rate of 16.2% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act. The $1.7 million income tax expense in the six months ended December 31, 2019 represents a consolidated effective tax rate of 21.7% influenced mostly by a discrete item related to stock-based compensation expense and the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton, Ohio facility.

We reported net income of $4.2 million in the six months ended December 31, 2020 compared to net income of $6.2 million in the six months ended December 31, 2019. Non-GAAP adjusted net income was $4.6 million for the six months ended December 31, 2020 compared to adjusted net income of $3.3 million for the six months ended December 31, 2019 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, decreased interest expense and a lower effective tax rate, partially offset by decreased net sales. Diluted earnings per share of $0.15 was reported in the six months ended December 31, 2020 as compared to $0.24 diluted earnings per share in the same period of fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2020 were 27,161,000 shares as compared to 26,364,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At December 31, 2020, we had working capital of $58.2 million compared to $51.2 million at June 30, 2020. The ratio of current assets to current liabilities was 2.41 to 1 as compared to a ratio of 2.48 to 1 at June 30, 2020. The $7.0 million increase in working capital from June 30, 2020 to December 31, 2020 is primarily driven by a $10.1 million increase in cash. While working capital has increased, non-cash working capital decreased as we continue to effectively manage it in the face of constantly changing market conditions due to COVID-19.

Net accounts receivable was $44.5 million and $37.8 million at December 31, 2020 and June 30, 2020, respectively. DSO decreased to 52 days at December 31, 2020 from 56 days at June 30, 2020. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $34.8 million at December 31, 2020 decreased $3.9 million from $38.8 million at June 30, 2020. The decrease of $3.9 million is the result of a decrease in gross inventory of $3.6 million and an increase in obsolescence reserves of $0.3 million. Based on a strategy of balancing inventory reductions with customer service and the timing of shipments, net inventory decreased $4.2 million in the six months ended December 31, 2020 in the Lighting Segment which was partially offset by an increase in net inventory in the Graphics Segment of $0.3 million.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. We have a secured $75 million revolving line of credit with our bank, with $75 million of the credit line available as of January 22, 2021. This line of credit is a $75 million five-year credit line expiring in the third quarter of fiscal 2022. We are in compliance with all of our loan covenants. We believe that our $75 million line of credit plus cash flows from operating activities are adequate for fiscal 2021 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

We generated $13.4 million of cash from operating activities in the six months ended December 31, 2020 as compared to $20.9 million in the same period of fiscal 2020. This $7.5 million decrease in net cash flows from operating activities is the result of a $10.2 million decrease in accounts receivable in the six months ended December 31, 2019, partially offset by our improved earnings in the current year period.

We used $0.9 million of cash related to investing activities in the six months ended December 31, 2020 as compared to $11.2 million of cash provided by investing activities in the same period of fiscal 2020, resulting in a decrease of $12.1 million. Capital expenditures were $0.9 million in the six months ended December 31, 2020 compared to $1.1 million in the same period in fiscal 2020. We sold our New Windsor manufacturing facility for $12.3 million in the six months ended December 31, 2019, which was the primary contributing factor to the decrease in cash flow from investing activities from fiscal 2020 to fiscal 2021.

We used $2.6 million of cash related to financing activities in the six months ended December 31, 2020 compared to $31.8 million in the six months ended December 31, 2019. The $29.2 million change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by cash flow from operations and cash flow from investments due to the sale of the New Windsor facility.

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

Cash Dividends

In January 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 9, 2021 to shareholders of record as of February 1, 2021. The indicated annual cash dividend rate for fiscal 2021 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Effective January 26, 2021, the Company entered into Change in Control Agreements and Supplemental Benefits Agreements with each of the following executive officers: James A. Clark, Chief Executive Officer; James E. Galeese, Executive Vice President and Chief Financial Officer; and Thomas A. Caneris, Senior Vice President, Human Resources and General Counsel.

The Change in Control Agreements provide that if the executive’s employment terminates during a change in control period (generally defined as the twenty-four months after a change in control) other than in connection with death, disability, “cause” or “good reason,” (each as defined in such agreements), he is entitled to a severance payment equal to a multiple of his then-current base salary plus his target bonus for the severance period. The multiple for Mr. Clark is two and one-half times (2.5x); the multiple for each of Mr. Galeese and Mr. Caneris is two times (2.0x). The agreements provide for continued participation in medical and dental plans, with full COBRA payments to be paid by the Company. The agreements also provide that in the event of a change in control and upon a subsequent qualifying termination of employment, unless the successor company agrees to assume, replace or substitute the executive’s stock options, restricted stock awards, and/or restricted stock unit awards (“RSUs”), such awards shall become vested in full and exercisable in their entirety. The agreements further provide that in the event of a change in control all performance stock units granted to the executive will convert at the target performance level into time-based RSUs vesting in equal installments over three years.

The Supplemental Benefits Agreements provide that if the executive’s employment is terminated by the Company without “cause” or the executive terminates his employment for “good reason” (each as defined in such agreements), at any time outside of a change in control period (generally defined as the twenty-four months after a change in control), the executive is entitled to a severance payment equal to a multiple of the sum of one year of base salary and his annual target bonus. The multiple for Mr. Clark is one and one-half times (1.5x); the multiple for each of Mr. Galeese and Mr. Caneris is one time (1.0x). The agreements provide that if the executive’s employment is terminated by the Company without “cause,” the executive terminates his employment for “good reason” or in the event of the executive’s retirement when the executive satisfies applicable retirement criteria, or in the event of executive’s death or disability: (A) all unvested stock options (other than stock options that may vest upon the achievement of performance conditions) shall immediately and without further action become fully vested; and (B) all unvested stock options that may vest upon the achievement of performance conditions, all unvested restricted stock unit awards, all unvested restricted stock awards and all unvested performance stock unit awards shall continue to vest pursuant to their original vesting schedules. The agreements also provide for continuation of coverage under group health plans maintained by the Company, additional cash COBRA payments for six months (in the case of Mr. Clark only) and non-competition covenants.

The description above of the change in control agreements is qualified in its entirety by the Form of Change in Control Agreement filed with this report as Exhibit 10.1 which is incorporated herein by reference. The description above of the supplemental benefits agreements is qualified in its entirety by the Form of Supplemental Benefits Agreement filed with this report as Exhibit 10.2 which is incorporated herein by reference.

This information included in this Item 5 is provided pursuant to Form 8-K Item 1.01 and Item 5.02.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Form of Change in Control Agreement*

10.2	Form of Supplemental Benefits Agreement*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

*Management compensatory agreement

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
January 29, 2021