Form 10-Q
period 2021-03-31
LSI INDUSTRIES INC
filed 2021-04-28
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   NO    ☒

As of April 23, 2021, there were 26,498,775 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2021	2020	2021	2020

Net Sales	$72,204	$71,010	$218,597	$242,088

Cost of products and services sold	54,112	54,834	162,519	183,558

Severance costs	-	11	5	11

Restructuring costs	-	223	3	758

Gross profit	18,092	15,942	56,070	57,761

Selling and administrative expenses	15,996	17,032	49,070	55,045

Severance costs	-	8	16	62

Restructuring gains	-	(3,729)	-	(8,576)

Operating income	2,096	2,631	6,984	11,230

Interest (income)	(2)	(1)	(4)	(3)

Interest expense	54	129	175	795

Other expense (income)	43	642	(197)	633

Income before income taxes	2,001	1,861	7,010	9,805

Income tax expense	529	-	1,340	1,726

Net income	$1,472	$1,861	$5,670	$8,079

Earnings per common share (see Note 4)
Basic	$0.05	$0.07	$0.21	$0.31
Diluted	$0.05	$0.07	$0.21	$0.31

Weighted average common shares outstanding
Basic	26,771	26,301	26,642	26,250
Diluted	27,727	26,623	27,352	26,423

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Net Income	$1,472	$1,861	$5,670	$8,079

Foreign currency translation adjustment	(54)	(116)	93	(110)

Comprehensive Income	$1,418	$1,745	$5,763	$7,969

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2021	2020

ASSETS

Current assets

Cash and cash equivalents	$23,528	$3,517

Accounts receivable, less allowance for doubtful accounts of $241 and $273, respectively	44,974	37,836

Inventories	40,390	38,752

Refundable income tax	3,233	2,776

Other current assets	4,277	2,977

Total current assets	116,402	85,858

Property, Plant and Equipment, at cost
Land	3,943	3,933
Buildings	20,667	20,638
Machinery and equipment	68,444	67,796
Buildings under finance leases	2,033	2,033
Construction in progress	778	440
	95,865	94,840
Less accumulated depreciation	(71,713)	(68,305)
Net property, plant and equipment	24,152	26,535

Goodwill	10,373	10,373

Other Intangible Assets, net	27,948	29,960

Operating Lease Right-of-Use Assets	7,673	8,663

Other Long-Term Assets, net	10,546	10,874

Total assets	$197,094	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2021	2020

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$25,003	$14,216
Accrued expenses	30,302	20,433

Total current liabilities	55,305	34,649

Long-Term Debt	-	-

Finance Lease Liabilities	1,568	1,755

Operating Lease Liabilities	8,105	9,021

Other Long-Term Liabilities	1,046	1,138

Commitments and Contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 26,490,385 and 26,286,009 shares, respectively	131,330	127,713
Treasury shares, without par value	(2,111)	(1,121)
Deferred compensation plan	2,111	1,121
Retained (loss)	(260)	(1,920)
Accumulated other comprehensive income (loss)	-	(93)

Total shareholders' equity	131,070	125,700

Total liabilities & shareholders' equity	$197,094	$172,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
(In thousands, except per share data)	Number Of Shares	Amount	Number Of Shares	Amount	Compensation Amount	Comprehensive Income (Loss)	Earnings (Loss)	Shareholders' Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	8,079	8,079
Other comprehensive loss	-	-	-	-	-	(110)	-	(110)
Stock compensation awards	48	225	-	-	-	-	-	225
Restricted stock units issued	21	-	-	-	-	-	-	-
Shares issued for deferred compensation	54	296	-	-	-	-	-	296
Activity of treasury shares, net	-	-	42	411	-	-	-	411
Deferred stock compensation	-	-	-	-	(413)	-	-	(413)
Stock compensation expense	-	494	-	-	-	-	-	494
Stock options exercised, net	29	174	-	-	-	-	-	174
Dividends — $0.20 per share	-	-	-	-	-	-	(3,958)	(3,958)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at March 31, 2020	26,328	$126,918	(167)	$(1,057)	$1,055	$(94)	$(2,115)	$124,707

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	5,670	5,670
Other comprehensive income	-	-	-	-	-	93	-	93
Stock compensation awards	35	242	-	-	-	-	-	242
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	141	1,096	-	-	-	-	-	1,096
Activity of treasury shares, net	-	-	(128)	(990)	-	-	-	(990)
Deferred stock compensation	-	-	-	-	990	-	-	990
Stock compensation expense	-	1,317	-	-	-	-	-	1,317
Stock options exercised, net	128	962	-	-	-	-	-	962
Dividends — $0.20 per share	-	-	-	-	-	-	(4,010)	(4,010)

Balance at March 31, 2021	26,798	$131,330	(308)	$(2,111)	$2,111	$-	$(260)	$131,070

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$5,670	$8,079
Non-cash items included in net income
Depreciation and amortization	5,943	6,631
Deferred income taxes	332	2,637
Deferred compensation plan	1,096	296
Stock compensation expense	1,317	494
Issuance of common shares as compensation	242	225
Gain on disposition of fixed assets	-	(8,510)
Allowance for doubtful accounts	(15)	(105)
Inventory obsolescence reserve	1,226	1,720

Changes in certain assets and liabilities
Accounts receivable	(6,867)	8,322
Inventories	(2,817)	(1,981)
Refundable income taxes	(444)	(1,170)
Accounts payable	10,450	1,015
Accrued expenses and other	1,269	(258)
Customer prepayments	7,232	(298)
Net cash flows provided by operating activities	24,634	17,097

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,517)	(1,538)
Proceeds from the sale of fixed assets	-	20,040
Net cash flows (used in) provided by investing activities	(1,517)	18,502

Cash Flows from Financing Activities
Payments of long-term debt	-	(169,671)
Borrowings of long-term debt	-	138,049
Cash dividends paid	(3,963)	(3,958)
Shares withheld for employees' taxes	(28)	(124)
Payments on financing lease obligations	(178)	-
Proceeds from stock option exercises	962	174
Net cash flows used in financing activities	(3,207)	(35,530)

Change related to foreign currency	101	(215)

Increase (Decrease) in cash and cash equivalents	20,011	(146)

Cash and cash equivalents at beginning of period	3,517	966

Cash and cash equivalents at end of period	$23,528	$820

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three and nine month periods ended March 31, 2021 and 2020, and its cash flows for the nine month periods ended March 31, 2021 and 2020. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2020 Annual Report on Form 10-K. Financial information as of June 30, 2020 has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2021		March 31, 2021
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Timing of revenue recognition
Products and services transferred at a point in time	$39,497	$12,550	$119,478	$42,991
Products and services transferred over time	6,243	13,914	16,793	39,335
	$45,740	$26,464	$136,271	$82,326

	Three Months Ended		Nine Months Ended
	March 31, 2021		March 31, 2021
	Lighting Segment	Graphics Segment	Lighting Segment	Graphics Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$40,298	$8,595	$118,681	$20,546
Poles, printed graphics, non-LED lighting	5,071	11,809	16,299	41,526
Project management, installation services, shipping and handling	371	6,060	1,291	20,254
	$45,740	$26,464	$136,271	$82,326

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

In March 2020 and January 2021, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope,” respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures, if adopted.

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

The Lighting Segment includes outdoor and indoor lighting utilizing both traditional and LED light sources that have been fabricated and assembled for the Company’s markets, which primarily consist of petroleum/convenience stores, parking lot and garage markets, automotive dealerships, quick-service restaurants, grocery and pharmacy stores, and retail/national accounts. The Company serves these lighting product customers through the commercial, industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering, and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

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

There was no concentration of consolidated net sales in the three and nine months ended March 31, 2021 and 2020. There was no concentration of accounts receivable at March 31, 2021 or June 30, 2020.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2021 and March 31, 2020:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2021	2020	2021	2020
Net Sales:
Lighting Segment	$45,740	$49,013	$136,271	$165,640
Graphics Segment	26,464	21,997	82,326	76,448
	$72,204	$71,010	$218,597	$242,088

Operating Income (Loss):
Lighting Segment	$3,797	$1,102	$9,519	$13,411
Graphics Segment	1,230	4,015	6,196	6,394
Corporate and Eliminations	(2,931)	(2,486)	(8,731)	(8,575)
	$2,096	$2,631	$6,984	$11,230

Capital Expenditures:
Lighting Segment	$605	$126	$1,249	$1,013
Graphics Segment	17	234	84	279
Corporate and Eliminations	15	59	184	246
	$637	$419	$1,517	$1,538

Depreciation and Amortization:
Lighting Segment	$1,566	$1,650	$4,795	$5,089
Graphics Segment	278	347	940	1,107
Corporate and Eliminations	76	83	208	435
	$1,920	$2,080	$5,943	$6,631

	March 31, 2021	June 30, 2020
Identifiable Assets:
Lighting Segment	$121,245	$118,819
Graphics Segment	36,738	35,021
Corporate and Eliminations	39,111	18,423
	$197,094	$172,263

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2021	2020	2021	2020
Lighting Segment inter-segment net sales	$6,880	$744	$15,998	$2,415

Graphics Segment inter-segment net sales	$46	$153	$159	$251

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020

BASIC EARNINGS PER SHARE

Net income	$1,472	$1,861	$5,670	$8,079

Weighted average shares outstanding during the period, net of treasury shares	26,467	26,151	26,384	26,087
Weighted average vested restricted stock units outstanding	20	6	16	7
Weighted average shares outstanding in the Deferred Compensation Plan during the period	284	144	242	156
Weighted average shares outstanding	26,771	26,301	26,642	26,250

Basic income per share	$0.05	$0.07	$0.21	$0.31

DILUTED EARNINGS PER SHARE

Net income	$1,472	$1,861	$5,670	$8,079

Weighted average shares outstanding:

Basic	26,771	26,301	26,642	26,250

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	956	322	710	173
Weighted average shares outstanding	27,727	26,623	27,352	26,423

Diluted income per share	$0.05	$0.07	$0.21	$0.31

Anti-dilutive securities (b)	654	1,875	1,017	2,038

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2021 and March 31, 2020 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 - INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2021	2020

Inventories:
Raw materials	$28,915	$27,331
Work-in-progress	1,423	1,566
Finished goods	10,052	9,855
Total Inventories	$40,390	$38,752

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2021	2020

Accrued Expenses:
Customer prepayments	$8,938	$1,698
Compensation and benefits	6,738	5,271
Accrued warranty	5,786	6,956
Accrued FICA	2,239	730
Accrued sales commissions	2,039	1,289
Operating lease liabilities	304	376
Finance lease liabilities	248	239
Other accrued expenses	4,010	3,874
Total Accrued Expenses	$30,302	$20,433

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

As of March 1, 2021, the Company performed its annual preliminary goodwill impairment test on the two reporting units that contain goodwill. The preliminary goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $28.2 million or 26% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of the reporting unit with goodwill in the Graphics Segment passed with an estimated business enterprise value of $11.4 million or 2,065% above the carrying value of the reporting unit including goodwill. The definitive impairment test is expected to be completed in the fourth quarter of fiscal 2021. It is anticipated that the results of the definitive test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)	Lighting	Graphics
	Segment	Segment	Total
Balance as of March 31, 2021
Goodwill	$70,971	$28,690	$99,661
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2021	$9,208	$1,165	$10,373

Balance as of June 30, 2020
Goodwill	$86,711	$28,690	$115,401
Accumulated impairment losses	(77,503)	(27,525)	(105,028)
Goodwill, net as of June 30, 2020	$9,208	$1,165	$10,373

In the second quarter of fiscal 2021, the Company wrote-off the goodwill and impairment loss for a dissolved entity. The net impact to the consolidated financial statements, including the goodwill, net balance, was zero.

The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2021 and determined there was no impairment. The preliminary indefinite-lived intangible impairment test passed with a fair market value of $15.7 million or 358% above its carrying value. The definitive indefinite-lived impairment test is expected to be completed in the fourth quarter of fiscal 2021. It is anticipated that the results of the definitive test will not change when the test is complete.

The following table presents the gross carrying amount and accumulated amortization by each major asset class:

Other Intangible Assets	March 31, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$30,163	$10,273	$19,890
Patents	268	230	38
LED technology firmware, software	16,066	13,215	2,851
Trade name	2,658	911	1,747
Total Amortized Intangible Assets	49,155	24,629	24,526

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$52,577	$24,629	$27,948

Other Intangible Assets	June 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,129	$21,434
Patents	338	277	61
LED technology firmware, software	16,066	12,852	3,214
Trade name	2,658	829	1,829
Total Amortized Intangible Assets	54,625	28,087	26,538

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,087	$29,960

In the second quarter of fiscal 2021, the Company wrote-off intangible assets’ gross carrying amount and accumulated amortization for a dissolved entity. The net impact to the consolidated financial statements, including the total other intangible assets, was zero.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Amortization Expense of Other Intangible Assets	$671	$670	$2,012	$2,016

The Company expects to record annual amortization expense as follows:

(In thousands)

2021	$2,682
2022	$2,461
2023	$2,412
2024	$2,412
2025	$2,412
After 2025	$14,159

NOTE 8 - REVOLVING LINE OF CREDIT

In March 2021, the Company amended its secured line of credit to a $100 million facility from a $75 million facility that expires in the third quarter of fiscal 2026. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 200 basis points, and the increment over the Base Rate fluctuates between 0 and 100 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 100 basis points for the fourth quarter of fiscal 2021. The fee on the unused balance of the $100 million committed line of credit fluctuates between 15 and 22.5 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum interest coverage ratio. As of March 31, 2021, there were no borrowings against the line of credit, and $100.0 million was available as of that date.

The Company is in compliance with all of its loan covenants as of March 31, 2021.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $4.0 million in both the nine months ended March 31, 2021 and March 31, 2020. Dividends on restricted stock units in the amount of $109,685 and $59,077 were accrued as of March 31, 2021 and 2020, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 11, 2021 to shareholders of record as of May 3, 2021. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 2,722,480 as of March 31, 2021. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the nine months ended March 31, 2021, the Company granted 318,406 non-qualified stock options with a weighted average exercise price of $6.86, 134,017 PSUs with a weighted average fair value of $6.80 and 133,126 RSUs with a weighted average fair value of $6.81. Stock compensation expense was $0.4 million and ($0.1) million for the three months ended March 31, 2021 and 2020, respectively, and $1.3 million and $0.5 million for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2021	2020
Cash Payments:
Interest	$71	$889
Income taxes	$1,473	$8

Non-cash investing and financing activities
Issuance of common shares as compensation	$242	$225
Issuance of common shares to fund deferred compensation plan	$1,096	$296

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2021, there were no such standby letters of credit issued.

NOTE 13 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine Months	Nine Months	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(In thousands)	2021	2020	2020

Balance at beginning of period	$639	$1,134	$1,134
Accrual of expense	21	73	344
Payments	(555)	(481)	(839)
Balance at end of period	$105	$726	$639

The $0.1 million severance reserve reported as of March 31, 2021 has been classified as a current liability and will be paid out over the next twelve months.

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

In the third quarter of fiscal 2020, the Company sold its North Canton, Ohio facility. The net proceeds from the sale were $7.7 million resulting in a net gain of $3.7 million. Restructuring charges incurred in the third quarter of fiscal 2020 related to the relocation of the North Canton facility, which impacted the Graphics Segment. The Company also incurred $0.5 million of expense to write-down inventory which is not included in the tables below.

The following table presents information about restructuring costs for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Exit costs	$-	$235	$3	$419
Impairment of fixed assets and accelerated depreciation	-	-	-	49
Gain on sale of facility	-	(3,741)	-	(8,562)
Manufacturing realignment costs	-	-	-	276
Total	$-	$(3,506)	$3	$(7,818)

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			March 31,
(In thousands)	2020	Expense	Payments	Adjustments	2021

Severance and termination benefits	$27	$-	$-	$-	$27
Other restructuring costs	-	3	(3)	-	$-
Total	$27	$3	$(3)	$-	$27

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items and various items of office equipment. All but one of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and nine months ended March 31, 2021 and 2020, the rent expense for these leases is immaterial.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Operating lease cost	$576	$574	$1,714	$1,736
Financing lease cost:
Amortization of right of use assets	73	-	218	-
Interest on lease liabilities	22	-	69	-
Variable lease cost	-	-	2	-
Total lease cost	$671	$574	$2,003	$1,736

Supplemental Cash Flow Information:
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Cash flows from operating leases
Fixed payments - operating cash flows	$1,707	$1,707
Liability reduction - operating cash flows	$1,397	$1,334

Cash flows from finance leases
Interest - operating cash flows	$69	$-
Repayments of principal portion - financing cash flows	$178	$-

Operating Leases:

	March 31,	June 30,
	2021	2020

Total operating right-of-use assets	$7,673	$8,663

Accrued expenses (Current liabilities)	$304	$376
Long-term operating lease liability	8,105	9,021
Total operating lease liabilities	$8,409	$9,397

Weighted Average remaining Lease Term (in years)	3.99	4.59

Weighted Average Discount Rate	4.86%	4.85%

Finance Leases:

	March 31,	June 30,
	2021	2020

Buildings under finance leases	$2,033	$2,033
Accumulated depreciation	(266)	(48)
Total finance lease assets, net	$1,767	$1,985

Accrued expenses (Current liabilities)	$248	$239
Long-term finance lease liability	1,568	1,755
Total finance lease liabilities	$1,816	$1,994

Weighted Average remaining Lease Term (in years)	6.08	6.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:

	Operating Lease Liabilities	Finance Lease Liabilities
2021	$914	$149
2022	2,362	329
2023	2,351	329
2024	2,037	335
2025	1,469	362
Thereafter	435	665
Total lease payments	9,568	2,169
Less: Interest	(1,159)	(353)
Present Value of Lease Liabilities	$8,409	$1,816

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020. The CARES Act allowed the Company to carry back a federal net operating loss to prior tax years, offset taxable income in those earlier tax years and request a refund of income taxes that were paid at a higher statutory tax rate. The Company recognized tax benefits of $0.3 million in the third quarter of fiscal 2020 and $0.4 million in the first quarter of fiscal 2021 for utilizing the net operating losses in the prior tax years. The Company sold its North Canton, Ohio facility in the third quarter of fiscal 2020 which generated a capital gain and allowed the Company to utilize a capital loss carryforward. The resulting tax benefit reduced the anticipated full year fiscal 2020 estimated effective income tax rate.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	23.8%	10.8%	24.3%	16.7%
Uncertain tax positions	0.8	1.5	(1.3)	(0.3)
Tax rate changes	-	(16.7)	(5.0)	(2.5)
Shared-based compensation	1.8	4.4	1.1	3.7
Effective tax rate	26.4%	-%	19.1%	17.6%

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

COVID-19 Pandemic

The COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide, including, but not limited to, workforce and supply chain disruptions. We remain committed to taking actions to address the health, safety and welfare of our employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks that are highly uncertain and unpredictable, will determine the extent to which COVID-19 continues to impact our results of operations and financial conditions. See the risk factor captioned “Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent novel coronavirus disease (“COVID-19”) outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact” in Item 1A, Risk Factors, included in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for an additional discussion of risks related to COVID-19.

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Lighting Segment	$45,740	$49,013	$136,271	$165,640
Graphics Segment	26,464	21,997	82,326	76,448
	$72,204	$71,010	$218,597	$242,088

Operating Income (Loss) by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Lighting Segment	$3,797	$1,102	$9,519	$13,411
Graphics Segment	1,230	4,015	6,196	6,394
Corporate and Eliminations	(2,931)	(2,486)	(8,731)	(8,575)
	$2,096	$2,631	$6,984	$11,230

Net sales of $72.2 million for the three months ended March 31, 2021 increased $1.2 million or 2% as compared to net sales of $71.0 million for the three months ended March 31, 2020. Net sales were driven by increased net sales of the Graphics Segment (an increase of $4.5 million or 20%), partially offset by decreased net sales of the Lighting Segment (a decrease of $3.3 million or 7%).

Net sales of $218.6 million for the nine months ended March 31, 2021 decreased $23.5 million or 10% as compared to net sales of $242.1 million for the nine months ended March 31, 2020. Net sales were driven by decreased net sales of the Lighting Segment (a decrease of $29.4 million or 18%), partially offset by increased net sales of the Graphics Segment (an increase of $5.9 million or 8%).

Operating income of $2.1 million for the three months ended March 31, 2021 represents a $0.5 million decrease from operating income of $2.6 million in the three months ended March 31, 2020. The $0.5 decrease from fiscal 2020 was impacted by the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020 which resulted in a pre-tax gain of $3.7 million. When the impact of the sale of the North Canton facility, other restructuring and plant closure costs, stock compensation expense and severance costs are removed from the operating results, adjusted operating income (loss), a Non-GAAP measure, was $2.5 million in the three months ended March 31, 2021 compared to ($0.5) million in the three months ended March 31, 2020. Refer to “Non-GAAP Financial Measures” below.

Operating income of $7.0 million for the nine months ended March 31, 2021 represents a $4.2 million decrease from operating income of $11.2 million in the nine months ended March 31, 2020. The $4.2 million decrease from fiscal 2020 was impacted by the sale of the New Windsor, New York facility in the first quarter of fiscal 2020, which resulted in a pre-tax gain of $4.8 million and the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020, which resulted in a pre-tax gain of $3.7 million. When the impact of the sales of the New Windsor and North Canton facilities, other restructuring and plant closure costs, stock compensation expense and severance costs are removed from the operating results, adjusted operating income, a Non-GAAP measure, was $8.3 million in the nine months ended March 31, 2021 compared to $4.4 million in the nine months ended March 31, 2020. Refer to “Non-GAAP Financial Measures” below.

As of March 31, 2021, we reported a cash balance of $23.5 million and no long-term debt. We believe that our liquidity position is adequate to meet our projected needs in the reasonably foreseeable future.

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

Reconciliation of operating income to adjusted operating income (loss):	Three Months Ended
	March 31
(In thousands)	2021	2020

Operating Income as reported	$2,096	$2,631

Stock compensation expense	415	(103)

Severance costs	-	19

Restructuring, plant closure costs (gains) and related inventory write-downs	-	(3,055)

Adjusted Operating Income (Loss)	$2,511	$(508)

Reconciliation of net income to adjusted net income (loss)
	Three Months Ended
	March 31
(In thousands, except per share data)	2021			2020
			Diluted EPS			Diluted EPS

Net Income as reported	$1,472		$0.05	$1,861		$0.07

Stock compensation expense	314	(1)	0.01	(86	)(2)	-

Severance costs	-		-	16	(3)	-

Restructuring, plant closure costs (gains) and related inventory write-downs	-		-	(2,565	)(4)	(0.10)

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	44		-	(300)		(0.01)

Net Income (Loss) adjusted	$1,830		$0.07	$(1,074)		$(0.04)

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $101

(2) ($17)

(3) $3

(4) ($490)

Reconciliation of operating income to adjusted operating income:
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Operating Income as reported	$6,984	$11,230

Stock compensation expense	1,317	494

Severance costs	21	73

Restructuring, plant closure costs (gains) and related inventory write-downs	3	(7,367)

Adjusted Operating Income	$8,325	$4,430

Reconciliation of net income to adjusted net income
	Nine Months Ended
	March 31
(In thousands, except per share data)	2021			2020
			Diluted EPS			Diluted EPS

Net Income as reported	$5,670		$0.21	$8,079		$0.31

Stock compensation expense	1,012	(1)	0.04	373	(4)	0.01

Severance costs	17	(2)	-	60	(5)	-

Restructuring, plant closure costs (gains) and related inventory write-downs	2	(3)	-	(5,788)	(6)	(0.22)

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	(254)		(0.01)	(459)		(0.02)

Net Income adjusted	$6,447		$0.24	$2,265		$0.09

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S. and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $305

(2) $4

(3) $1

(4) $121

(5) $13

(6) ($1,579)

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Operating Income as reported	$2,096	$2,631	$6,984	$11,230

Depreciation and Amortization	1,920	2,080	5,943	6,631

EBITDA	$4,016	$4,711	$12,927	$17,861

Stock compensation expense	415	(103)	1,317	494

Severance costs	-	19	21	73

Restructuring, plant closure costs (gains) and related inventory write-downs	-	(3,055)	3	(7,367)

Adjusted EBITDA	$4,431	$1,572	$14,268	$11,061

Reconciliation of cash flow from operations to free cash flow

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2021	2020	2021	2020

Cash Flow from Operations	$11,217	$(3,806)	$24,634	$17,097

Proceeds from sale of fixed assets	-	7,700	-	20,032

Capital expenditures	(637)	(419)	(1,517)	(1,538)

Free Cash Flow	$10,580	$3,475	$23,117	$35,591

Reconciliation of Net Debt
	March 31,	June 30,
(In thousands)	2021	2020

Long-Term Debt as reported	$-	$-

Less:
Cash and cash equivalents as reported	23,528	3,517

Net Debt	$(23,528)	$(3,517)

Results of Operations

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Lighting Segment
	Three Months Ended
	March 31
(In thousands)	2021	2020

Net Sales	$45,740	$49,013
Gross Profit	$14,159	$12,637
Operating Income	$3,797	$1,102

Lighting Segment net sales of $45.7 million in the three months ended March 31, 2021 decreased 7% from net sales of $49.0 million in the same period in fiscal 2020. The decrease is due to the impact of COVID-19 disruptions in construction markets, however; the sales gap versus the prior year continues to narrow, having improved each quarter of the current fiscal year.

Gross profit of $14.2 million in the three months ended March 31, 2021 increased $1.5 million or 12% from the same period of fiscal 2020. Gross profit as a percentage of net sales was 31.0% in the three months ended March 31, 2021 compared to 25.8% in the same period of fiscal 2020. The growth in gross profit as a percentage of net sales reflects our continued focus on the entire lighting model, including higher value applications, price management, new and cost reduced products and supply chain and operations productivity.

Selling and administrative expenses of $10.4 million in the three months ended March 31, 2021 decreased $1.2 million from the same period of fiscal 2020, primarily driven by programs to reduce spending as a result of the pandemic.

Lighting Segment operating income of $3.8 million for the three months ended March 31, 2021 increased $2.7 million from operating income of $1.1 million in the same period of fiscal 2020 primarily due to higher gross profit and lower operating expenses, partially offset by lower sales.

Graphics Segment
	Three Months Ended
	March 31
(In thousands)	2021	2020

Net Sales	$26,464	$21,997
Gross Profit	$3,933	$3,293
Operating Income	$1,230	$4,015

Graphics Segment net sales of $26.5 million in the three months ended March 31, 2021 increased $4.5 million or 20% from net sales of $22.0 million in the same period in fiscal 2021. The increase in sales is primarily due to growth in our Quick-Service Restaurants vertical.

Gross profit of $3.9 million in the three months ended March 31, 2021 increased $0.6 million or 19% from the same period of fiscal 2020. Gross profit as a percentage of net sales in the three months ended March 31, 2021 was consistent with gross profit as a percentage of net sales in the same period of fiscal 2020.

Selling and administrative expenses of $2.7 million in the three months ended March 31, 2021 increased $3.4 million from ($0.7) million in the same period of fiscal 2020. Selling and administrative expenses in the three months ended March 31, 2020 were reduced by the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility. When the $3.7 million gain is removed from the third quarter of fiscal 2020 results, selling and administrative expenses remained relatively flat in fiscal 2021 compared to the prior year.

Graphics Segment operating income of $1.2 million in the three months ended March 31, 2021 decreased $2.8 million from operating income of $4.0 million in the same period of fiscal 2020. The decrease of $2.8 million was primarily as a result of the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility in the third quarter of fiscal 2020. When all Non-GAAP items are removed from both fiscal years, Non-GAAP adjusted operating income for the three months ended March 31, 2021 was $1.2 million, or $0.2 million higher than Non-GAAP adjusted operating income of $1.0 million for the three months ended March 31, 2020 (refer to the Non-GAAP table below for a reconciliation of Graphics Segment operating income (loss) to adjusted operating income). The increase is primarily due to improved gross profit margin.

Reconciliation of Graphics Segment operating income to adjusted operating income:
	Three Months Ended
	March 31
(In thousands)	2021	2020

Operating Income	$1,230	$4,015
Stock compensation expense	8	(28)
Severance	-	27
Restructuring and plant closure costs (gains)	-	(3,044)
Adjusted operating income	$1,238	$970

Corporate and Eliminations
	Three Months Ended
	March 31
(In thousands)	2021	2020

Gross Profit (Loss)	$-	$12
Operating (Loss)	$(2,931)	$(2,486)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $2.9 million in the three months ended March 31, 2021 increased $0.4 million or 18% from the same period of fiscal 2020. The net increase was primarily due to an increase in stock compensation expense due to prior year forfeitures and an increase in the employer match related to the deferred compensation plan as result of additional participants.

Consolidated Results

We reported $52,000 and $128,000 of net interest expense in the three months ended March 31, 2021 and March 31, 2020, respectively. We also recorded other expense of $43,000 and $642,000 in the three months ended March 31, 2021 and March 31, 2020, respectively, which is related to net foreign exchange currency transaction gains and losses through our Mexican subsidiary.

In the three months ended March 31, 2021, we recorded $0.5 million of income tax expense, which represents a consolidated effective tax rate of 26.4%. In the three months ended March 31, 2020, we recorded less than $1,000 of tax expense, which was driven by a favorable deferred tax asset adjustment related to a NOL carryback from the CARES Act.

We reported net income of $1.5 million in the three months ended March 31, 2021 compared to net income of $1.9 million in the three months ended March 31, 2020. Non-GAAP adjusted net income was $1.8 million for the three months ended March 31, 2021 compared to adjusted net loss of ($1.1) million for the three months ended March 31, 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, a reduction in operating expenses and decreased interest expense, partially offset by decreased net sales. Diluted earnings per share of $0.05 was reported in the three months ended March 31, 2021 as compared to $0.07 diluted earnings per share in the same period of fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2021 were 27,727,000 shares as compared to 26,623,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO NINE MONTHS ENDED MARCH 31, 2020

Lighting Segment
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Net Sales	$136,271	$165,640
Gross Profit	$41,689	$45,357
Operating Income	$9,519	$13,411

Lighting Segment net sales of $136.3 million in the nine months ended March 31, 2021 decreased 18% from net sales of $165.6 million in the same period in fiscal 2020. The decrease is due to the impact of COVID-19 disruptions in construction markets, however; the sales gap versus the prior year continues to narrow, having improved each quarter of the current fiscal year.

Gross profit of $41.7 million in the nine months ended March 31, 2021 decreased $3.7 million or 8% from the same period of fiscal 2020. Gross profit as a percentage of net sales was 30.6% in the nine months ended March 31, 2021 compared to 27.4% in the same period of fiscal 2020. The growth in gross profit as a percentage of net sales reflects our continued focus on the entire lighting model, including higher value applications, price management, new and cost reduced products and supply chain and operations productivity.

Selling and administrative expenses of $32.2 million in the nine months ended March 31, 2021 increased $0.3 million from $31.9 million in the same period of fiscal 2020. Selling and administrative expenses in the nine months ended March 31, 2020 were reduced by the $4.8 million pre-tax gain on the sale of the New Windsor facility. When the $4.8 million gain is removed from the fiscal 2020 results, selling and administrative expenses in fiscal 2021 decreased from the prior year, driven by programs to reduce spending as a result of the pandemic.

Lighting Segment operating income of $9.5 million for the nine months ended March 31, 2021 decreased $3.9 million from operating income of $13.4 million in the same period of fiscal 2020 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020. Non-GAAP adjusted operating income was $9.7 million in the nine months ended March 31, 2021 compared to adjusted operating income of $8.8 million in the nine months ended March 31, 2020 (refer to the Non-GAAP table below for a reconciliation of Lighting Segment operating income to adjusted operating income).

Reconciliation of Lighting Segment operating income to adjusted operating income:
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Operating Income	$9,519	$13,411
Stock compensation expense	199	91
Severance	2	18
Restructuring and plant closure costs (gains)	-	(4,674)
Adjusted operating income	$9,720	$8,846

Graphics Segment
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Net Sales	$82,326	$76,448
Gross Profit	$14,381	$12,384
Operating Income	$6,196	$6,394

Graphics Segment net sales of $82.3 million in the nine months ended March 31, 2021 increased $5.9 million or 8% from net sales of $76.4 million in the same period in fiscal 2020. The increase in sales is from growth in our Grocery and Quick-Service Restaurants verticals partially offset by a reduction in our Petroleum vertical.

Gross profit of $14.4 million in the nine months ended March 31, 2021 increased $2.0 million or 16% from the same period of fiscal 2020. Gross profit as a percentage of net sales increased to 17.5% in the nine months ended March 31, 2021 compared to 16.2% in the same period in fiscal 2020, primarily within our Petroleum and Grocery verticals.

Selling and administrative expenses of $8.2 million increased $2.2 million from $6.0 million in the same period of fiscal 2020. Selling and administrative expenses in the nine months ended March 31, 2020 were reduced by the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility. When the $3.7 million gain is removed from the fiscal 2020 results, selling and administrative expenses in fiscal 2021 decreased from the prior year, driven by programs to reduce spending as a result of the pandemic.

Graphics Segment operating income of $6.2 million in the nine months ended March 31, 2021 decreased $0.2 million from operating income of $6.4 million in the same period of fiscal 2020. Non-GAAP adjusted operating income was $6.3 million in the nine months ended March 31, 2021 compared to adjusted operating income of $3.7 million in the nine months ended March 31, 2020 (refer to the Non-GAAP table below for a reconciliation of Graphics Segment operating income to adjusted operating income). The increase is primarily due to improved gross profit margin.

Reconciliation of Graphics Segment operating income to adjusted operating income:
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Operating Income	$6,196	$6,394
Stock compensation expense	113	19
Severance	13	44
Restructuring and plant closure costs (gains)	3	(2,711)
Adjusted operating income	$6,325	$3,746

Corporate and Eliminations
	Nine Months Ended
	March 31
(In thousands)	2021	2020

Gross Profit (Loss)	$-	$20
Operating (Loss)	$(8,731)	$(8,575)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Administrative expenses of $8.7 million in the nine months ended March 31, 2021 remained relatively consistent with the prior year period.

Consolidated Results

We reported $0.2 million net interest expense in the nine months ended March 31, 2021 compared to $0.8 million net interest expense in the nine months ended March 31, 2020. The decrease in interest expense from fiscal 2020 to fiscal 2021 is the result of lower levels of debt outstanding on our line of credit. We also recorded other income of $0.2 million in the nine months ended March 31, 2021 compared to other expense of $0.6 million in the nine months ended March 31, 2020, which is related to net foreign exchange currency transaction gains and losses through our Mexican subsidiary.

The $1.3 million income tax expense in the nine months ended March 31, 2021 represents a consolidated effective tax rate of 19.1% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act. The $1.7 million income tax expense in the nine months ended March 31, 2020 represents a consolidated effective tax rate of 17.6%. The effective tax rate is mostly driven by the following: 1) a discrete item related to stock-based compensation expense; 2) a deferred tax asset adjustment related to a NOL carryback from the CARES Act; and 3) the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton, Ohio facility.

We reported net income of $5.7 million in the nine months ended March 31, 2021 compared to net income of $8.1 million in the nine months ended March 31, 2020. Non-GAAP adjusted net income was $6.4 million for the nine months ended March 31, 2020 compared to adjusted net income of $2.3 million for the nine months ended March 31, 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an improved gross profit margin, decreased interest expense and other expense, partially offset by decreased net sales. Diluted earnings per share of $0.21 was reported in the mine months ended March 31, 2021 as compared to $0.31 diluted earnings per share in the same period of fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2021 were 27,352,000 shares as compared to 26,423,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At March 31, 2021, we had working capital of $61.1 million compared to $51.2 million at June 30, 2020. The ratio of current assets to current liabilities was 2.10 to 1 as compared to a ratio of 2.48 to 1 at June 30, 2020. The $9.9 million increase in working capital from June 30, 2020 to March 31, 2021 is primarily driven by a $20.0 million increase in cash, $7.1 million increase in net accounts receivable, $1.8 million increase in other current assets and $1.6 million increase in net inventory, partially offset by a $10.8 million increase in accounts payable and a $9.6 million increase in accrued expenses. While working capital has increased, non-cash working capital decreased as we continue to effectively manage it in the face of constantly changing market conditions due to COVID-19.

Net accounts receivable was $45.0 million and $37.8 million at March 31, 2021 and June 30, 2020, respectively. DSO decreased to 52 days at March 31, 2021 from 56 days at June 30, 2020. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $40.4 million at March 31, 2021 increased $1.6 million from $38.8 million at June 30, 2020. The increase of $1.6 million is the result of an increase in gross inventory of $2.2 million and an increase in obsolescence reserves of $0.6 million. Based on a strategy of balancing inventory levels with customer service and the timing of shipments, net inventory increased $1.8 million in the Lighting Segment and $0.2 million in the Graphics segment in the nine months ended March 31, 2021.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. In March 2021, the Company amended its secured line of credit to a $100 million facility from a $75 million facility, with $100 million of the credit line available as of April 23, 2021. This $100 million five-year credit line expires in the third quarter of fiscal 2026. We are in compliance with all of our loan covenants. We believe that our $100 million line of credit plus cash flows from operating activities are adequate for fiscal 2021 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

We generated $24.6 million of cash from operating activities in the nine months ended March 31, 2021 as compared to $17.1 million in the same period of fiscal 2020. The $7.5 million increase in net cash flows from operating activities is the result of our improved earnings as well as a $9.4 million increase in accounts payable, $7.5 million increase in customer project prepayments and $2.1 million increase in Accrued FICA from deferred payroll taxes allowed under the CARES Act, partially offset by an increase of $15.2 million in accounts receivable.

We used $1.5 million of cash related to investing activities in the nine months ended March 31, 2021 as compared to $18.5 million of cash provided by investing activities in the same period of fiscal 2020, resulting in a decrease of $20.0 million. Capital expenditures were $1.5 million in both the nine months ended March 31, 2021 and March 31, 2020. We sold our New Windsor manufacturing facility for $12.3 million and our North Canton facility for $7.7 million in the nine months ended March 31, 2020, which was the primary contributing factor to the decrease in cash flow from investing activities from fiscal 2020 to fiscal 2021.

We used $3.2 million of cash related to financing activities in the nine months ended March 31, 2021 compared to $35.5 million in the nine months ended March 31, 2020. The $32.3 million change in cash flow was primarily the net result of payments of long-term debt in excess of borrowings which was primarily driven by cash flow from operations and cash flow from investments due to the sale of the New Windsor and North Canton facilities.

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

Cash Dividends

In April 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 11, 2021 to shareholders of record as of May 3, 2021. The indicated annual cash dividend rate for fiscal 2021 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2020 Annual Report on Form 10-K.

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses effective July 1, 2020 from the critical accounting policies previously disclosed in our audited financial statements for the year ended June 30, 2020 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fifth Amendment to Loan Documents dated as of March 30, 2021 between LSI and PNC Bank, National Association (incorporated by reference to LSI’s Form 8-K filed on April 1, 2021).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
April 28, 2021