Form 10-K
period 2021-06-30
LSI INDUSTRIES INC
filed 2021-09-10
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $206,799,551 based upon a closing sale price of $8.56 per share as reported on The NASDAQ Global Select Market.

At August 31, 2021 there were 26,596,438 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2021 Annual Meeting of Shareholders to be held on November 2, 2021 are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2021 FORM 10-K ANNUAL REPORT
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

PART I

ITEM 1. BUSINESS

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of high-performance, American-made lighting products. The Company’s strength in outdoor lighting applications creates opportunities for it to introduce additional solutions to its customers. Retail display solutions consist of graphics solutions, digital signage, and technically advanced food display equipment for strategic vertical markets. LSI’s team of internal specialists also provide comprehensive project management services in support of large-scale rollouts.

Our business is organized as follows: the Lighting Segment, which represented 60% of our fiscal 2021 net sales and the Display Solutions Segment, which represented 40% of our fiscal 2021 net sales. See Note 3 of Notes to Consolidated Financial Statements beginning on page 45 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2021	2020
Lighting Segment	$189,000	$206,199
Display Solutions Segment	126,612	99,359
Total Net Sales	$315,612	$305,558

Lighting Segment

Our Lighting Segment manufactures, markets, and sells non-residential outdoor and indoor lighting solutions in the commercial and industrial markets, including the following vertical markets: the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. We service these markets through multiple channels: project job business sold through electrical distributors, agents, and shipped direct to the customer; standard products sold to and stocked by distributors; and direct to end-use customers. Our products are designed and manufactured to provide maximum value and meet the high-quality, competitively priced product requirements of the markets we serve. Focusing on key market applications allows us to deliver unique product solutions which in turn provides value to our customers.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles, and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as but not limited to interior and exterior down-lighting, wall-wash lighting, canopy lighting, floodlighting, emergency exit lighting, area lighting and security lighting. We also offer a variety of lighting controls including sensors, photocontrols, dimmers, motion detection and Bluetooth systems to support our lighting fixtures. Our engineering professionals perform photometric analyses and wind load safety studies for our light fixtures. In addition, our light fixtures are certified to UL, DLC, and (for outdoor lighting) IDA and IPC standards. Our lighting products utilize LED light sources. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. We also focus on designing lighting system solutions and implementing strategies related to energy savings in all markets served.

Display Solutions Segment

We acquired JSI Store Fixtures (JSI) in the fourth quarter of fiscal 2021 and consolidated it with our former Graphics Segment, which has been rebranded as our Display Solutions Segment, to more closely align our comprehensive product offering with the markets we serve. The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, display fixtures, refrigerated displays, and custom display elements. The major products and services offered within our Display Solutions Segment include: signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, and refrigerated and non-refrigerated merchandising displays. We also provide a variety of project management services to complement our display elements such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage. We also manage and execute the implementation of large rollout programs. These programs provide our customers a variety of display solutions and visual image upgrades in the same markets served in the lighting segment which include the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. We believe our expertise with the products and services we offer in the markets we serve represents a significant competitive advantage. We work with our customers and design firms to establish and implement cost effective corporate visual image programs to advance our customer’s brand. Increasingly, we have become the primary supplier of exterior and interior visual image and display elements for our customers.

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, Australia, and Latin America (approximately 4% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard product to stocking distributors, who subsequently provide product to electrical contractors and end users for a variety of lighting applications. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our own sales force.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, and franchised and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, and electrical distributors and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the goal to turn them into orders from our customers. Our sales are partially seasonal as installation of our non-residential outdoor lighting and visual display solutions in the northern states decreases during the winter months. The Company had one customer program with annual consolidated sales exceeding 10 percent of total net sales in fiscal 2021.

The Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site and virtual training, print advertising in industry publications, product brochures and other literature, as well as the internet and social media. We have made investments in our marketing support team to continue to build awareness of LSI’s product and service capabilities. Our marketing approach and means of distribution vary by product line and by market.

Manufacturing and Distribution

We currently operate out of eleven manufacturing facilities in six U.S. states and one in Ontario, Canada. In the first quarter of fiscal 2020, the Company sold its New Windsor, New York facility, and moved its production from this location to our Cincinnati, Ohio and Independence, Kentucky locations. In the third quarter of fiscal 2020, the Company sold its North Canton, Ohio facility. In conjunction with the sale of the North Canton facility, we moved to a smaller manufacturing facility in Akron, Ohio. These changes allowed us to leverage our existing footprint in Ohio, Kentucky, North Carolina, and Texas while strengthening our commitment to U.S. based manufacturing along with a diverse and redundant supply chain. The Company added four manufacturing facilities resulting from the acquisition of JSI which included manufacturing facilities located in Maine, Utah, and Canada.

We design, engineer and manufacture most of our lighting and visual display products through the utilization of lean manufacturing principles. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The majority of products we sell are engineered, designed, and assembled by the Company, while a small portion of the products and components we sell are purchased from select qualified vendors. Our lighting and visual display products are delivered directly from our manufacturing facilities to our customers utilizing third-party common carriers.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, sensors, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged prior to the COVID-19 pandemic. As a result of the pandemic, we have increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Most lighting products are made to order and shipped shortly after they are manufactured. Our display solutions operations manufacture custom products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. An example is our digital signage business where customers require us to carry an inventory of digital screens to meet the demands of a large rollout program.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.7 million and $3.6 million for the fiscal years ended June 30, 2021, and 2020, respectively.

Competition

We experience competition in both segments and in all markets we serve based on numerous factors, including price, brand name recognition, product quality, product design, prompt delivery, energy efficiency, customer relationships, reputation, and service capabilities. Although we have many competitors, both nationally and internationally, some of which have greater financial and other resources, we do not compete with the same companies across both segments and all markets.

Working Capital

For a discussion of our working capital, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Backlog Orders

We had a backlog of orders, which we believe to be firm, of $62.1 million and $26.2 million at June 30, 2021 and 2020, respectively. Fiscal 2021 includes the backlog of JSI. All orders are expected to be shippable or installed within twelve months.

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

Human Capital

The Company works to attract and retain the best of the best. We have 1,335 full-time employees as of June 30, 2021. We have a long tenured workforce and are an employer of choice for many of the best employees in our industry. From the executive office to the shop floor, we believe that every LSI team member plays an important role in the Company’s success.

As a responsible employer, we offer attractive and rewarding career opportunities to people from every background and education level.

In addition to providing competitive pay and benefits, including multiple health care options, life insurance and more, we work hard to foster a work environment that encourages innovation, teamwork, and safety every day. We take a structured and scientific approach to safety in order to help ensure that all of our employees end their shifts as safely as they started them. We also promote active and healthy lifestyles within the company, as well as within the communities in which we operate. As part of that vision, we provide free onsite wellness examinations to all of our employees.

We strongly believe that LSI’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including open forums or town hall meetings with the CEO along with regular ongoing update communications.

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

Risk Factor Summary

Risks Related to Our Strategy

●

Our financial condition and results of operations for future periods may be adversely affected by the COVID-19 outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact.

●	Lower levels of economic activity in our end markets could adversely affect our operating results.
●	Our business is cyclical and seasonal, and in downward economic cycles our operating profits and cash flows could be adversely affected.
●	Our operating results may be adversely affected by unfavorable economic, political and market conditions.
●	The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
●	The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.
●	We have a concentration of net sales to the petroleum/convenience store market, and any substantial change in this market could have an adverse effect on our business.
●	The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits.
●	If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.
●	If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Risks Related to our Operations

●	Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.
●	Price increases, significant shortages of raw materials and components, shortages in transportation and an increase in fuel prices could adversely affect our operating margin.
●	Our information technology systems are subject to certain cyber risks and could be subject to disasters that are beyond our control.
●	Labor shortages or increases in labor costs could adversely impact our business and results of operations.
●

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.

●	Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.
●	The turnover of independent commissioned sales representatives could cause a significant disruption in sales volume.
●	The Company may be unable to sustain significant customer and/or channel partner relationships.
●	A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.
●	Changes in a shift in product mix can have a significant impact on our gross margins.

Risks Related to Legal and Regulatory Matters

●

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions, or penalties against us.

●	The costs of litigation and compliance with environmental regulations, if significantly increased, could have an adverse effect on our operating profits.
●	Potential changes in U.S. trade policies could have a material adverse effect on the Company.

Risks Related to Financial Matters

●	A significant decline in our stock price could adversely affect our ability to raise additional capital.
●

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt

RISKS RELATED TO OUR STRATEGY

Our financial condition and results of operations for future periods may be adversely affected by the COVID-19 outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact.

COVID-19 and variants thereof continue to spread globally and resulted in authorities implementing numerous measures in 2020 and 2021 to try to contain the virus, such as but not limited to travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted previous operating results and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers if the virus continues to spread resulting in further mandated actions. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. Additionally, there was a disruption to the construction markets, as well as inventory de-stocking by our distributors, which had a negative impact to sales. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.

The outbreak continues to increase economic and demand uncertainty. These uncertainties could make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The outbreak of COVID-19 caused an economic slowdown, and it is increasingly possible that its continued spread could lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations. The spread of COVID-19 caused us to modify our business practices in fiscal 2021 (including employee travel, employee work locations, limitations on physical participation in meetings, events and conferences, and responsible efforts to preserve cash and control spending. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and its consequences, and our ability to perform critical functions could be harmed. In addition, given the challenges posed by COVID-19, our workforce operated at reduced levels at our manufacturing facilities, which had an adverse impact on our ability to timely meet future customer orders.

The duration of further business disruption and related financial impact cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials and components, manage customer credit risk, or manufacture products in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Further, the continued existence of the pandemic may adversely impact the health of our workforce, which could result in higher healthcare costs.

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several market segments including the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales, profitability, and cash flow. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

Our business is cyclical and seasonal, and in downward economic cycles our operating profits and cash flows could be adversely affected.

Historically, sales of our products have been subject to cyclical variations caused by changes in general economic conditions. The demand for our products reflects the capital investment decisions of our customers, which depend upon the general economic conditions of the markets that our customers serve. During periods of expansion in construction and industrial activity, we generally have benefited from increased demand for our products. Conversely, downward economic cycles in these industries result in reductions in sales and pricing of our products, which may reduce our profits and cash flow. During economic downturns, customers also tend to delay purchases of new products. The cyclical and seasonal nature of our business could at times adversely affect our liquidity and financial results.

Our operating results may be adversely affected by unfavorable economic, political and market conditions.

Economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, an uncertain macro-economic and political climate, including but not limited to the effects of possible weakness in domestic and foreign financial and credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and uncollectible receivables, and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins, and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.

Various uncertainties and risks are associated with our approach to strategically penetrate certain market verticals, including but not limited to, the development, marketing and selling of new products and solutions, new product development, and the overall development, marketing, and selling of lighting and display solutions. Those uncertainties and risks include but are not limited to diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships and customers; obsolescence of current products and slow new product development; inability to produce products with quality, performance, and cost attributes equal to or better than provided by our competitors; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.

The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets, and financial resources. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products may attempt to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

We have a concentration of net sales to the petroleum / convenience store market, and any substantial change in this market could have an adverse effect on our business.

Approximately 34% of our net sales in fiscal year 2021 are concentrated in the petroleum/convenience store market. Sales to this market segment are dependent upon the general conditions prevailing in and the profitability of the petroleum/convenience store industry and general market conditions. Our petroleum market business can be subject to reactions by the petroleum industry to world political events, particularly those in the Middle East, to the price and supply of oil and to a decline in demand resulting from an economic recession or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets, by the petroleum industry and adversely affect our business. Any substantial change in purchasing decisions by one or more of our larger customers whether due to actions by our competitors, customer financial constraints, and industry factors or otherwise, could have an adverse effect on our business.

The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits

The Company has strengthened its business through strategic acquisitions including the recent acquisition of JSI, and may continue to do so as opportunities arise in the future. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversions of resources and management’s attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets, which in turn could result in the impairment of the acquired company’s goodwill and related assets. In addition, such investment transactions may limit the Company’s ability to invest in other activities, which could be more profitable or advantageous.

If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.

The Company is committed to product innovation on a timely basis to meet customer demands. Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues. Products or technologies developed by others may render the Company’s products or technologies obsolete or noncompetitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s operating results and competitive position within the industry. More specifically, the development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. Rapidly changing product technologies could adversely impact operating results due to potential technological obsolescence of certain inventories or increased warranty expense related to newly developed LED lighting products or any of the Company’s other products and services. We may experience design, manufacturing, marketing, or other difficulties, such as an inability to attract a sufficient number of experienced engineers which could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position. In addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Our success is determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Our ability to compete and the ability of our business to grow could suffer if our intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to compete with us more effectively and have an adverse effect on our business, financial condition, and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

RISKS RELATED TO OUR OPERATIONS

Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.

The Company takes a conservative approach when extending credit to its customers. Customers are granted an appropriate credit limit based upon the due diligence performed on the customer which includes, among other things, the review of the company’s financial statements and banking information, various credit checks, and payment history the customer has with the Company. At any given time, the Company can have a significant amount of credit exposure with its larger customers. While the Company is frequently monitoring its outstanding receivables with its customers, the risk does exist that a customer with large credit exposure is unable to make payment on its outstanding receivables which could result in a significant write-off of accounts receivable.

Price increases, significant shortages of raw materials and components, shortages in transportation and an increase in fuel prices could adversely affect our operating margin.

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. Materials comprise the largest component of costs, representing approximately 62% and 60% of the cost of sales in 2021 and 2020, respectively. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged prior to the COVID-19 pandemic. As a result, we have increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. Significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. The Company is also impacted by shortages and the availability of transportation of our products to our customers, in addition to rising fuel prices. On occasion, the Company’s Lighting Segment has implemented price increases and surcharges with customers to offset raw material price increases and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted. Although the Company attempts to pass along increased costs in the form of price increases or surcharges to its customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

Our information technology systems are subject to certain cyber risks and could be subject to disasters that are beyond our control.

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

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In August 2020, we experienced a malware incident affecting certain of our network systems. Immediately following the incident, actions were taken to recover the affected systems and to verify through third-party testing that no confidential data was extracted or compromised. There was minimal business interruption and immaterial net financial impact resulting from the incident. Since the incident occurred, we have significantly enhanced and will continue to improve our cybersecurity controls in order to minimize the likelihood or impact of a reoccurrence.

Our information systems are protected through physical and software security as well as redundant backup systems, however, as cyber-attacks continue to evolve, we are committed to investing in our cyber defenses in order to mitigate the risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident. We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

Labor shortages or increases in labor costs could adversely impact our business and results of operations.

We rely heavily on our employees and any shortage of qualified labor could adversely affect our business. If we are not successful in our recruiting and retention efforts due to general labor shortages or otherwise, we could encounter a shortage of qualified employees in future periods. Any such shortage would decrease our ability to produce sufficient quantities of our product to serve our customers effectively. Such a shortage may also require us to pay higher wages for employees and incur a corresponding reduction in our profitability. Improvements in the economy and labor markets also could impact our ability to attract and retain key personnel. Rising wages across an improving economy can increase the competition among employers for a scarce labor force and make it difficult for us to attract and retain key personnel.

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company’s insurance may not provide full coverage for such recall events. Many of the Company's products and solutions have become complex and include sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporates LED technology, generally provide for more extensive warranty protection which may result in increased warranty claim costs. The Company may also be liable if the use of any of its products causes harm and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.

Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.

Upgrading or replacing a customer’s current image requires the manufacture of inventory that is specific to the particular customer. This is particularly true in the Display Solutions Segment. In as many instances as possible, we require a commitment from the customer before the inventory is produced. Our request for a commitment can range from a single site or store to a large rollout program involving many sites or stores. The risk does exist that a customer cannot or will not honor its commitment to us. The reasons a customer cannot or will not honor its commitment can range from the bankruptcy of the customer to the change in the image during the rollout program, to canceling the program before its completion and before the inventory is sold to the customer. In each of these instances, we could be left with significant amounts of inventory required to support the customer’s re-imaging. While all efforts are made to hold the customer accountable for its commitment, there is the risk that a significant amount of inventory could be deemed obsolete or no longer usable which could result in significant inventory write-offs.

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

Relationships with customers are directly impacted by the Company’s ability to deliver quality products and services. The loss of or a substantial decrease in the volume of purchases by certain large customers could significantly harm the Company. The Company has relationships with channel partners such as electrical distributors, independent sales agencies, system integrators, contractors and value-added resellers, to name a few. While the Company maintains positive, and in many cases long-term relationships with these channel partners, the loss of a number of channel partners or substantial decrease in the volume of purchases from a major channel partner or group of channel partners could adversely affect the Company.

A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.

The Company’s future success depends on the ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of cost-control results in a lean workforce. Future success of the Company will depend on, among other factors, the ability to attract and retain other qualified personnel, particularly executive management, research and development engineers, and sales professionals. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s results of operations.

Changes in a shift in product mix can have a significant impact on our gross margins

Certain of our products have higher gross profit margins than others. Further, the difference in gross margin of the products sold within the Lighting and Display Solutions Segments can also vary significantly. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions, or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission asserts authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, in June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents and provides for penalties for noncompliance of up to $7,500 per violation. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations, and directives.

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

Potential changes in U.S. trade policies could have a material adverse effect on the Company.

Changes in the U.S. trade policy, U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase component parts and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business.

We rely on purchased components that are sourced from or manufactured in foreign countries. Import tariffs and potential import tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our foreign supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements, or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition, and results of operations.

RISKS RELATED TO FINANCIAL MATTERS

A significant decline in our stock price could adversely affect our ability to raise additional capital.

The market price of our common stock has experienced fluctuations in prior years. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us, or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in fiscal 2021, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results, and this could impact our ability to raise capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description		Size	Location	Status

1)	Corporate Headquarters and Lighting and Display Solutions manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

2)	Lighting manufacturing	122,000 sq. ft.	Cincinnati, OH	Owned

3)	Lighting office and manufacturing	96,000 sq. ft. (includes 5,000 sq. ft. of office space	Independence, KY	Owned

4)	Display Solutions office and manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Display Solutions office and manufacturing	46,000 sq. ft. (includes 10,000 sq. ft. of office space	Akron, OH	Leased

6)	Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

7)	Lighting office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

8)	Display Solutions office and manufacturing	77,000 sq. ft. (includes 8,000 sq. ft. of office space	Milo, ME	Owned

9)	Display Solutions office and manufacturing	42,000 sq. ft. (includes 4,000 sq. ft. of office space)	Bangor, ME	Leased

10)	Display Solutions manufacturing	77,000 sq. ft.	Collingwood, ON	Leased

11)	Display Solutions office	1,000 sq. ft.	Gloucester, MA	Leased

12)	Display Solutions manufacturing	68,000 sq. ft.	Payson, UT	Leased

The Company considers these 12 operating facilities adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 14 of Notes to the Consolidated Financial Statements beginning on page 59 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2021, there were approximately 617 shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2021 was $0.20 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 21 through 28 of this Form 10-K.

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

The Company’s $100 million line of credit is subject to interest rate fluctuations. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged prior to the COVID-19 pandemic. As a result of the pandemic, we have increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. The Company has not experienced any significant supply chain problems in recent years. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2021, the raw material component of cost of goods sold subject to price risk was approximately $147 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. On occasion, the Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars represents approximately 2% of the Company’s consolidated net sales. All other business conducted by the Company is in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted for the reason(s) that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. Selected quarterly financial data is found in Note 18 of the accompanying consolidated financial statements.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

The Company acquired JSI on May 21, 2021. Management excluded JSI from its evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2021. Including goodwill and acquired intangible assets, JSI represented 39% of the Company’s total consolidated assets as of June 30, 2021, and 3% of the Company’s total consolidated sales for the fiscal year ended June 30, 2021.

Management's Report on Internal Control over Financial Reporting appearing on page 29 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 29.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 2021 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference.

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

2.1

Stock Purchase Agreement dated as of May 21, 2021 among LSI Fresh Subsidiary Inc., JSI Holding Corp., Fresh Seller Rep, LLC and the Sellers identified therein ++ (incorporated by reference to Exhibit 2.1 to LSI’s Form 8-K filed on May 24, 2021)

3.1	Certificate of Amended Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form 10-K filed on September 11, 2020).

3.2	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3.2 to LSI’s Form 10-K filed on September 11, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to LSI’s Annual Report on Form 10-K filed on September 6, 2019).

4.2	Warrant Agreement issued by LSI Industries Inc. (incorporated by reference to Exhibit 4.1 to LSI’s Form 8-K filed on February 21, 2017).

10.1	Third Amendment to Loan Documents dated February 21, 2017 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed on February 21, 2017).

10.2	Fourth Amendment to Loan Documents dated February 28, 2019 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3	Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed on September 10, 2014)

10.4*	Amended and Restated 2012 Stock Incentive Plan amended as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 3, 2017).

10.5*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 23, 2016)

10.6*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of December 30, 2019) (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on February 6, 2020).

10.7*	Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.8*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.9*	Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.10*	Employment Offer Letter between LSI and Michael C. Beck (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on January 16, 2019).

10.11*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on January 29, 2021).

10.12*	Form of Restricted Stock Unit Award Agreement – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to LSI’s Form 8-K filed on July 6, 2015).

10.13*

Form of Non-qualified Stock Option Agreement / Inducement Awards – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 7, 2018).

10.14*	Form of Nonqualified Stock Option Award Agreement - Service-Based – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to LSI’s Form 8-K filed on July 6, 2015).

10.15*

Form of Nonqualified Stock Option Award Agreement – Performance-Based – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to LSI’s Form 8-K filed on July 6, 2015).

10.16*	Form of Incentive Stock Option Award Agreement – Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to LSI’s Form 8-K filed on July 6, 2015).

10.17*	FY20 Long Term Incentive Plan*++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 7, 2019).

10.18*	FY20 Short Term Incentive Plan*++ (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on November 7, 2019).

10.19*	Form of Performance Share Unit Award Agreement – Amended and Restated 2012 Stock Incentive Plan*++ (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 7, 2019).

10.20*	2019 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form S-8 Registration Statement File No. 333-234556 filed on November 7, 2019).

10.2*1	Fifth Amendment to Loan Documents dated as of March 30, 2021 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on April 1, 2021).

10.22*	Form of Supplemental Benefits Agreement (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on January 29, 2021)

10.23*	Fiscal Year 2021 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 5, 2020)

10.24*	Fiscal Year 2021 Short-Term Incentive Plan (STIP)++ (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on November 5, 2020)

10.25*	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 5, 2020)

10.26*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to LSI’s Form 10-Q filed on November 5, 2020)

10.27*	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement++ (incorporated by reference to Exhibit 10.5 to LSI’s Form 10-Q filed on November 5, 2020)

14	Code of Conduct

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 10, 2021	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 10, 2021

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 10, 2021

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 10, 2021

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 10, 2021

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 10, 2021

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 10, 2021

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 10, 2021

/s/ Wilfred T. O’Gara	Chairman of the Board of Directors
Wilfred T. O’Gara
Date: September 10, 2021

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

Overview

LSI is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of high-performance, American-made lighting products. The Company’s strength in outdoor lighting applications creates opportunities for it to introduce additional solutions to its customers. Retail display solutions consist of graphics solutions, digital signage, and technically advanced food display equipment for strategic vertical markets. LSI’s team of internal specialists also provide comprehensive project management services in support of large-scale rollouts.

COVID-19 Pandemic

The COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide, including, but not limited to, workforce and supply chain disruptions. We remain committed to taking actions to address the health, safety and welfare of our employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks that are highly uncertain and unpredictable, will determine the extent to which COVID-19 continues to impact our results of operations and financial conditions. See the risk factor captioned “Our financial condition and results of operations for future periods may be adversely affected by the COVID-19 outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact” in Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2021	2020

Lighting Segment	$189,000	$206,199
Display Solutions Segment	126,612	99,359
Total Net Sales	$315,612	$305,558

Operating Income (Loss) by Business Segment

(In thousands)	2021	2020

Lighting Segment	$13,328	$16,123
Display Solutions Segment	9,864	8,218
Corporate and Eliminations	(15,162)	(11,265)
Total Operating Income	$8,030	$13,076

Fiscal 2021 net sales of $315.6 million increased $10.0 million or 3% as compared to fiscal 2020 net sales of $305.6 million. Net sales were favorably influenced by increased net sales in the Display Solutions Segment (up $27.3 million or 27%) and were unfavorably influenced by decreased net sales in the Lighting Segment (down $17.2 million or 8%).

Fiscal 2021 operating income of $8.0 million represents a $5.1 million decrease from fiscal 2020 operating income of $13.1 million. Current year results include $2.9 million of transaction costs related to the acquisition of JSI. Prior year results were favorably impacted by the $4.8 million pre-tax gain on the sale of the New Windsor, New York facility and the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility. Non-GAAP adjusted operating income in fiscal 2021 of $13.0 million increased $6.0 million or 86% from adjusted fiscal 2020 operating income of $7.0 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in adjusted operating income was the net result of an increase in net sales, higher-value sales mix and lower selling and administrative expenses.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of acquisition costs, stock compensation expense, severance costs and restructuring and plant closure (gains) costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, Net Debt and Organic Sales Growth. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. These Non-GAAP measures may be different from Non-GAAP measures used by other companies. In addition, the Non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, Net Debt and Organic Sales Growth.

Reconciliation of operating income to adjusted operating income:

(In thousands)	2021	2020

Operating Income as reported	$8,030	$13,076

Acquisition costs	2,938	-

Stock compensation expense	1,977	599

Severance costs	41	346

Restructuring, plant closure (gain) costs and related inventory write-downs	(14)	(7,038)

Adjusted Operating Income	$12,972	$6,983

Reconciliation of net income to adjusted net income

(In thousands, except per share data)	2021			2020

			Diluted EPS			Diluted EPS

Net Income as reported	$5,868		$0.21	$9,592		$0.36

Acquisition costs	2,161	(1)	0.08	-		-

Stock compensation expense	1,497	(2)	0.05	447	(5)	0.02

Severance costs	32	(3)	-	252	(6)	0.01

Restructuring, plant closure (gain) costs and related inventory write-downs	(11)	(4)	-	(5,557)	(7)	(0.21)

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	216		0.01	(645)		(0.02)

Net Income adjusted	$9,763		$0.36	$4,089		$0.15

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1) $777

(2) $480

(3) $9

(4) ($3)

(5) $152

(6) $94

(7) ($1,481)

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to EBITDA and Adjusted EBITDA

(In thousands)	2021	2020

Operating Income as reported	$8,030	$13,076

Depreciation and Amortization	8,114	8,654

EBITDA	$16,144	$21,730

Acquisition costs	2,938	-

Stock compensation expense	1,977	599

Severance costs	41	346

Restructuring, plant closure (gain) costs and related inventory write-downs	(14)	(7,038)

Adjusted EBITDA	$21,086	$15,637

Reconciliation of cash flow from operations to free cash flow

(In thousands)	2021	2020

Cash Flow from Operations	$28,009	$29,710

Proceeds from sale of assets	-	20,150

Capital expenditures	(2,233)	(2,739)

Free Cash Flow	$25,776	$47,121

Reconciliation of net debt

	June 30,	June 30,
(In thousands)	2021	2020

Long-term debt as reported	$68,178	$-

Less:
Cash and cash equivalents as reported	2,282	3,517

Net Debt	$65,896	$(3,517)

Reconciliation of net sales to organic net sales

(In thousands)	2021	2020

Lighting Segment	$189,000	$206,199
Display Solutions Segment	126,612	99,359
Total net sales	315,612	305,558
Less:
JSI	9,084	-
Total organic net sales	$306,528	$305,558

Results of Operations

2021 Compared to 2020

Lighting Segment

(In thousands)	2021	2020

Net Sales	$189,000	$206,199
Gross Profit	$57,002	$56,855
Operating Income	$13,328	$16,123

Lighting Segment net sales of $189.0 million in fiscal 2021 decreased 8% from fiscal 2020 net sales of $206.2 million. The 8% decrease is due to the impact of COVID-19 disruptions in construction markets. However, in the fiscal fourth quarter, the Lighting Segment generated sales growth of 30% compared to the prior year fourth quarter, with recovery in the construction market and significant increases in both project business and sales through distributor stock.

Gross profit of $57.0 million in fiscal 2021 remained relatively consistent with the same period of fiscal 2020. Gross profit as a percentage of net sales was 30.2% in fiscal 2021 compared to 27.6% in fiscal 2020. The growth in gross profit as a percentage of net sales reflects our continued focus on the entire lighting model, including higher value applications, price management, new and cost reduced products and supply chain and operations productivity.

Operating expenses of $43.7 million in fiscal 2021 increased $3.0 million or 7% from fiscal 2020 operating expenses of $40.7 million, primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020 with no comparable event in fiscal 2021. When the $4.8 million gain is removed from the fiscal 2020 results, operating expenses in fiscal 2021 decreased from the prior year, driven by programs to reduce spending resulting from the pandemic.

The Lighting Segment fiscal 2021 operating income of $13.3 decreased $2.8 million from an operating income of $16.1 million in the same period of fiscal 2020 primarily due to the $4.8 million pre-tax gain on the sale of the New Windsor facility in fiscal 2020. Fiscal 2021 Non-GAAP adjusted operating income of $13.6 million increased $1.9 million from fiscal 2020 Non-GAAP adjusted operating income of $11.7 million (refer to the Non-GAAP table below for a reconciliation of Lighting Segment operating income to adjusted operating income). The increase in Non-GAAP adjusted operating income is primarily due to a favorable mix of sales on lower sales volume, improved productivity from manufacturing facility consolidation, and lower operating expenses.

Reconciliation of Lighting Segment operating income to adjusted operating income:

(In thousands)	2021	2020

Operating Income	$13,328	$16,123
Stock compensation expense	272	131
Severance	12	167
Restructuring and plant closure (gain) costs	-	(4,674)
Adjusted operating income	$13,612	$11,747

Display Solutions Segment

(In thousands)	2021	2020

Net Sales	$126,612	$99,359
Gross Profit	$21,989	$16,649
Operating Income	$9,864	$8,218

Display Solutions Segment net sales of $126.6 million increased $27.2 million or 27% from fiscal 2020 net sales of $99.4 million. Of the $27.2 million increase, $9.1 million is a result of the acquisition of JSI. The remaining increase in sales is due to growth in our Quick-Service Restaurants and Grocery verticals partially offset by a reduction in our Petroleum vertical.

Gross profit of $22.0 million in fiscal 2021 increased $5.3 million or 32% from fiscal 2020. Gross profit as a percentage of net sales increased to 17.4% in fiscal 2021 compared to 16.8% in fiscal 2020, primarily within our Petroleum and Grocery verticals.

Operating expenses of $12.1 million in fiscal 2021 increased $3.7 million or 43% from fiscal 2020. Operating expenses in fiscal 2020 were impacted by the $3.7 million pre-tax gain on the sale of the North Canton, Ohio facility with no comparable event in fiscal 2021.

Display Solutions Segment fiscal 2021 operating income of $9.9 million increased $1.7 million from operating income of $8.2 million in fiscal 2020. Non-GAAP adjusted operating income was $10.0 million in fiscal 2021 compared to adjusted operating income of $5.9 million in fiscal 2020 (refer to the Non-GAAP table below for a reconciliation of Display Solutions Segment operating income to adjusted operating income). The increase is primarily due to improved gross profit margin.

Reconciliation of Display Solutions Segment operating income to adjusted operating income:

(In thousands)	2021	2020

Operating Income	$9,864	$8,218
Stock compensation expense	158	27
Severance	23	63
Restructuring and plant closure (gain) costs	(14)	(2,387)
Adjusted operating income	$10,031	$5,921

Corporate and Eliminations

(In thousands)	2021	2020

Gross (Loss) Profit	$(17)	$26
Operating (Loss)	$(15,162)	$(11,265)

The gross (loss) profit relates to the intercompany profit in inventory elimination.

Operating expenses of $15.2 million in fiscal 2021 increased $3.9 million or 35% from fiscal 2020. The increase is primarily due to $2.9 million of transaction costs related to the acquisition of JSI, an increase in stock compensation expense due to prior fiscal year forfeitures and an increase in the employer match related to the deferred compensation plan.

Consolidated Results

We reported $0.3 million net interest expense in fiscal 2021 compared to $0.9 million net interest expense in fiscal 2020. The decrease in interest expense from fiscal 2020 to fiscal 2021 is the result of reduced average borrowings against our line of credit. We also recorded other income of $0.1 million in fiscal 2021 and other expense of $0.5 million in fiscal 2020, both of which relate to net foreign currency transaction gains/losses through our Mexican and Canadian subsidiaries.

The $2.0 million of income tax expense represents a consolidated effective tax rate of 25.9%. The effective tax rate is impacted by non-deductible transaction costs related to the acquisition of JSI. The $2.1 million income tax expense in fiscal 2020 represents a consolidated effective tax rate of 18.0%. The effective tax rate was impacted by the following: 1) a tax rate benefit resulting from carryback of a net operating loss (NOL) allowed due to the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act, and; 2) the utilization of a capital loss carryforward related to the capital gain on the sale of the North Canton facility.

We reported net income of $5.9 million in fiscal 2021 compared to net income of $9.6 million in fiscal 2020. Non-GAAP adjusted net income was $9.8 million in fiscal 2021 compared to adjusted net income of $4.1 million in fiscal 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in net sales, improved gross profit margin and decreased interest expense and other expense. Diluted earnings per share of $0.21 was reported in fiscal 2021 compared to $0.36 diluted earnings per share in fiscal 2020. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2021 were 27,440,000 shares compared to 26,473,000 shares in fiscal 2020.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2021 we had working capital of $54.1 million, compared to $51.2 million at June 30, 2020. The ratio of current assets to current liabilities was 1.76 to 1 as of June 30, 2021 compared to a ratio of 2.48 to 1 as of June 30, 2020. The $2.9 million increase in working capital from June 30, 2020 to June 30, 2021 is primarily driven by a $20.1 million increase in inventory, a $19.8 million increase in accounts receivable, partially offset by a $18.8 million increase in accounts payable and a $17.5 million increase in accrued expenses.

Net accounts receivable were $57.7 million and $37.8 million at June 30, 2021 and June 30, 2020, respectively. Some of the increase in accounts receivable is due to the acquisition of JSI. DSO was 56 days at both June 30, 2021 and June 30, 2020. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

Net inventories of $58.9 million at June 30, 2021 increased $20.1 million from $38.8 million at June 30, 2020. The increase of $20.1 million is the result of an increase in gross inventory of $21.4 million and an increase in obsolescence reserves of $1.2 million. Lighting Segment net inventory increased $9.0 million, in anticipation of an increase in market demand and ongoing supply chain challenges. Net inventory in the Display Solutions Segment increased $11.2 million, primarily due to the acquisition of JSI.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. In March 2021, the Company amended its secured line of credit to a $100 million facility from a $75 million facility, with $24 million of the credit line available as of August 26, 2021. This $100 million five-year credit line expires in the third quarter of fiscal 2026. We are in compliance with all of our loan covenants. We believe that our $100 million line of credit plus cash flows from operating activities are adequate for fiscal 2021 operational and capital expenditure needs. However, as the impact of COVID-19 on the economy and our operations continues to evolve, we will continue to assess our liquidity needs. We have on file with the SEC a shelf registration statement which allows us to sell any combination of common stock, preferred stock warrants, senior or subordinated debt securities or other securities in one or more offerings if we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We generated $28.0 million of cash from operating activities in fiscal 2021 compared to $29.7 million in fiscal 2020. The $1.7 million decrease in net cash flows from operating activity is the net result of increases in accounts receivable and inventory, partially offset by our improved earnings as well as increases in accounts payable, customer project prepayments and accrued FICA from deferred payroll taxes allowed under the CARES Act.

We used $93.0 million of cash in investing activities in fiscal 2021 compared to a source of cash of $17.4 million in fiscal 2020, resulting in a decrease of $110.4 million. Capital expenditures decreased from $2.7 million in fiscal 2020 to $2.3 million in fiscal 2021. We acquired JSI in May 2021 for $90.7 million, net of cash acquired. In addition, we sold our New Windsor manufacturing facility for $12.3 million and our North Canton facility for $7.7 million in fiscal 2020, which contributed to the source of cash. The acquisition of JSI and the sale of our two facilities were the primary contributing factors for the change in investing activities from fiscal 2020 to fiscal 2021.

We had a source of $63.6 million of cash related to financing activities in fiscal 2021 compared to use of cash of $44.4 million in fiscal 2020. The $108.0 million change in cash flow was primarily the net result of borrowings of long-term debt in excess of payments which was primarily driven by the acquisition of JSI.

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

Cash Dividends

In August 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 7, 2021 to shareholders of record as of August 30, 2021. The indicated annual cash dividend rate for fiscal 2021 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. We believe the following accounting topics represent our critical accounting estimates: warranty reserve, impairment of goodwill, stock-based compensation, income tax valuation allowance, revenue recognition and valuation of acquired intangible assets.

Our significant accounting policies are described in Note 2 in the accompanying consolidated financial statements of this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2021, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company acquired JSI Store Fixtures (JSI) on May 21, 2021. Management excluded JSI from its evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2021. Including goodwill and acquired intangible assets, JSI represented 39% of the Company’s total consolidated assets as of June 30, 2021, and 3% of the Company’s total consolidated sales for the fiscal year ended June 30, 2021.

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2021. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio Corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated September 10, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of JSI Holding Corp. (“JSI”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 39 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2021. As indicated in Management’s Report on Internal Control Over Financial Reporting, JSI was acquired during the fiscal year 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of JSI.

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

September 10, 2021

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 10, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of product warranty reserves

As discussed in Note 1 to the consolidated financial statements, the Company provides warranty terms based upon the type of product sold.  The Company estimates the amount of warranty costs associated with future product warranty claims, which are accrued at the time revenue is recognized. The estimate of the likelihood and cost of future claims considers various factors, including historical warranty costs, warranty terms, current trends, product mix and sales. The Company’s product warranty accrual as of June 30, 2021 was $5.3 million.

The principal considerations for our determination that the estimation of product warranty reserves is a critical audit matter is due to a higher risk of estimation uncertainty related to the determination of the likelihood and cost of future claims. The evaluation of the warranty accrual required a high degree of auditor judgement and an increased effort in assessing the reasonableness of management’s estimates of the likelihood and cost of future claims

The primary procedures we performed to address this critical audit matter included the following:

●

Tested management’s internal controls over the Company’s product warranty accrual process including controls over the inputs to the estimate as well as controls over the process of capturing warranty claims

●	Tested the completeness and accuracy of the underlying claims used to develop the estimate
●	Evaluated the relevance, reliability, and sufficiency of the sources of claims used by the Company in developing the estimate

Evaluated the methods and assumptions used by management by:

●	Developing an estimation for the warranty accrual and comparing the results to the Company’s product warranty accrual estimate
●

Performing a retrospective review comparing management’s prior period assumptions of likelihood of claims and related costs to actual claim rate activity to evaluate management’s ability to estimate the warranty accrual

Business Combination

As discussed in Note 2 to the consolidated financial statements, the Company completed an acquisition agreement wherein the Company acquired 100% ownership of JSI Holdings Corp. in May 2021 for total consideration of approximately $93.7M resulting in the addition of $45.8M of intangible assets. The acquisition was accounted for as a business combination.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter is that the valuation of the acquired intangible assets was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue projections, and projected profit margins, for the valuation of the acquired intangible assets. The Company, utilizing third-party specialists, used income valuation models including Relief from Royalty Method and the Multi-Period Excess Earning Method (MPEEM) to measure the identified intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the intangible assets.

The primary procedures we performed to address this critical audit matter included the following:

●

Tested management’s process and related internal controls for developing fair value estimates including the development of key assumptions such as discount rates, revenue projections, and projected profit margins

●	Tested the completeness and accuracy of the underlying data used to develop the fair value estimates

●	Evaluated the appropriateness of the valuation models and methodologies used by management

●	Assessed the reasonableness of management’s forecast by comparing the projections to historical results and external sources including industry trends and peer companies’ historical data

●

Involved professionals with specialized skills and knowledge to assist in the evaluation of the significant assumptions used by management including the discount rates, revenue projections, and projected profit margins

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since fiscal 2010.

Cincinnati, Ohio

September 10, 2021

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2021 and 2020

(In thousands, except per share data)

	2021	2020

Net Sales	$315,612	$305,558

Cost of products and services sold	236,637	230,944

Severance costs	15	104

Restructuring (gains) costs	(14)	980

Gross profit	78,974	73,530

Selling and administrative expenses	70,918	68,783

Severance costs	26	242

Restructuring gains	-	(8,571)

Operating income	8,030	13,076

Interest (income)	(19)	(3)

Interest expense	287	873

Other (income) expense	(154)	513

Income before income taxes	7,916	11,693

Income tax expense	2,048	2,101

Net income	$5,868	$9,592

Earnings per common share (see Note 4)
Basic	$0.22	$0.37
Diluted	$0.21	$0.36

Weighted average common shares outstanding
Basic	26,692	26,274
Diluted	27,440	26,473

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2021 and 2020

(In thousands)

	2021	2020

Net Income	$5,868	$9,592

Foreign currency translation adjustment	142	(109)

Comprehensive Income	$6,010	$9,483

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and 2020

(In thousands, except shares)

	June 30,	June 30,
	2021	2020

ASSETS

Current assets

Cash and cash equivalents	$2,282	$3,517

Accounts receivable, less allowance for doubtful accounts of $256 and $273, respectively	57,685	37,836

Inventories	58,941	38,752

Refundable income tax	1,275	2,776

Other current assets	4,825	2,977

Total current assets	125,008	85,858

Property, Plant and Equipment, at cost
Land	3,984	3,933
Buildings	24,393	20,638
Machinery and equipment	65,928	67,796
Buildings under finance leases	2,033	2,033
Construction in progress	933	440
	97,271	94,840
Less accumulated depreciation	(66,719)	(68,305)
Net property, plant and equipment	30,552	26,535

Goodwill	43,788	10,373

Other Intangible Assets, net	72,773	29,960

Operating Lease Right-of-Use Assets	11,579	8,663

Other Long-Term Assets, net	3,121	10,874

Total assets	$286,821	$172,263

The accompanying notes are an integral part of these financial statements.

	June 30,	June 30,
	2021	2020

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$32,977	$14,216
Accrued expenses	37,918	20,433

Total current liabilities	70,895	34,649

Long-Term Debt	68,178	-

Finance Lease Liabilities	1,521	1,755

Operating Lease Liabilities	10,890	9,021

Other Long-Term Liabilities	4,167	1,138

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,517,836 and 26,286,009 shares, respectively	132,526	127,713
Treasury shares, without par value	(2,450)	(1,121)
Deferred compensation plan	2,450	1,121
Retained (loss)	(1,405)	(1,920)
Accumulated other comprehensive income (loss)	49	(93)

Total shareholders' equity	131,170	125,700

Total liabilities & shareholders' equity	$286,821	$172,263

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2021 and 2020

(In thousands, except shares)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity

Balance at June 30, 2019	26,176	$125,729	(209)	$(1,468)	$1,468	16	$(5,808)	$119,937

Net Income	-	-	-	-	-	-	9,592	9,592
Other comprehensive loss	-	-	-	-	-	(109)	-	(109)
Stock compensation awards	72	300	-	-	-	-	-	300
Restricted stock units issued	21	-	-	-	-	-	-	-
Shares issued for deferred compensation	85	473	-	-	-	-	-	473
Activity of treasury shares, net	-	-	29	347	-	-	-	347
Deferred stock compensation	-	-	-	-	(347)	-	-	(347)
Stock-based compensation expense	-	599	-	-	-	-	-	599
Stock options exercised, net	112	612	-	-	-	-		612
Dividends — $0.20 per share	-	-	-	-	-	-	(5,276)	(5,276)
Cumulative effect of adoption of accounting guidance	-	-	-	-	-	-	(428)	(428)

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	$(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	5,868	5,868
Other comprehensive income	-	-	-	-	-	142	-	142
Stock compensation awards	43	315	-	-	-	-	-	315
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	193	1,534	-	-	-	-	-	1,534
Activity of treasury shares, net	-	-	(166)	(1,329)	-	-	-	(1,329)
Deferred stock compensation	-	-	-	-	1,329	-	-	1,329
Stock-based compensation expense	-	1,977	-	-	-	-	-	1,977
Stock options exercised, net	133	987	-	-	-	-	-	987
Dividends — $0.20 per share	-	-	-	-	-	-	(5,353)	(5,353)

Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2021 and 2020
(In thousands)

	2021	2020

Cash Flows from Operating Activities
Net income	$5,868	$9,592
Non-cash items included in net income
Depreciation and amortization	8,114	8,654
Deferred income taxes	(1,058)	3,925
Deferred compensation plan	1,534	473
Stock compensation expense	1,977	599
Issuance of common shares as compensation	315	300
Loss (gain) on disposition of fixed assets	154	(8,521)
Allowance for doubtful accounts	19	19
Inventory obsolescence reserve	1,754	2,454

Changes in certain assets and liabilities, net of acquisition
Accounts receivable	(10,570)	16,340
Inventories	(11,983)	2,246
Refundable income taxes	1,517	(1,893)
Accounts payable	14,442	(3,883)
Accrued expenses and other	6,285	(546)
Customer prepayments	9,641	(47)
Net cash flows provided by operating activities	28,009	29,712

Cash Flows from Investing Activities
Acquisition of JSI, excluding cash aquired	(90,725)	-
Purchases of property, plant and equipment	(2,233)	(2,739)
Proceeds from the sale of fixed assets	-	20,150
Net cash flows (used in) provided by investing activities	(92,958)	17,411

Cash Flows from Financing Activities
Payments of long-term debt	(18,579)	(204,676)
Borrowings of long-term debt	86,757	165,135
Cash dividends paid	(5,288)	(5,276)
Shares withheld for employees' taxes	(60)	(152)
Payments on financing lease obligations	(239)	(39)
Proceeds from stock option exercises	987	612
Net cash flows provided by (used in) financing activities	63,578	(44,396)

Change related to foreign currency	136	(176)

(Decrease) increase in cash and cash equivalents	(1,235)	2,551

Cash and cash equivalents at beginning of period	3,517	966

Cash and cash equivalents at end of period	$2,282	$3,517

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

COVID-19 Pandemic:

The COVID-19 pandemic continues to impact business activity across industries in the U.S. and worldwide, including, but not limited to, workforce and supply chain disruptions. The Company remains committed to taking actions to address the health, safety and welfare of its employees, customers, agents and suppliers. Future developments, such as the actions taken by governmental authorities in response to future outbreaks that are highly uncertain and unpredictable, will determine the extent to which COVID-19 continues to impact the Company’s results of operations and financial conditions. See the risk factor captioned “Our financial condition and results of operations for future periods may be adversely affected by the COVID-19 outbreak or other outbreaks of infectious disease or similar public health threats and the resulting economic impact” in Item 1A, Risk Factors, included in Part I of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

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

A number of the Company's graphics elements and select lighting products are highly customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company generally has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific branded print graphics
●	Electrical components based on customer specifications
●	Digital signage and related media content

The Company also offers installation services for its display solutions elements and select lighting products. Installation revenue is recognized over time as our customer simultaneously receives and consumes the benefits provided through the installation process.

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

	Twelve Months Ended
(In thousands)	June 30, 2021
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$165,062	$66,123
Products and services transferred over time	23,938	60,489
	$189,000	$126,612

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$164,778	$35,976
Poles and other display solutions elements	22,492	61,919
Project management, installation services, shipping and handling	1,730	28,717
	$189,000	$126,612

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

(In thousands)	June 30, 2021	June 30, 2020

Accounts receivable	$57,941	$38,109
Less: Allowance for doubtful accounts	(256)	(273)
Accounts receivable, net	$57,685	$37,836

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000. As of June 30, 2021 and June 30, 2020, the Company had bank balances of $2.3 million and $3.7 million, respectively, without insurance coverage.

Inventories, Net and Inventory Reserves:

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

The Company recorded $5.2 million and $6.0 million of depreciation expense in the years ended June 30, 2021 and, 2020 respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software are recorded on the Company's balance sheet. The definite-lived intangible assets are being amortized to expense over periods ranging between five and twenty years. The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment. See additional information about goodwill and intangible assets in Note 7.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, long-lived asset impairment analyses and valuation of acquired assets and assumed liabilities. The accounting guidance on fair value measurement was used to measure the fair value of these nonfinancial assets and nonfinancial liabilities.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2021	June 30, 2020

Balance at beginning of the period	$6,956	$7,687
Additions from company acquired	248	-
Additions charged to expense	859	2,482
Deductions for repairs and replacements	(2,768)	(3,213)
Balance at end of the period	$5,295	$6,956

Employee Benefit Plans:

The Company has a 401(k) retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k) match program covers substantially all of its employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $1.4 million and $1.3 million in June 30, 2021 and 2020, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.7 million and $3.6 million for the fiscal years ended June 30, 2021 and 2020, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, stock warrants, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 1,029,000 shares and 368,000 shares in fiscal 2021 and 2020, respectively. See further discussion in Note 4.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and were ($0.1) million and $0.1 million as of June 30, 2021 and 2020, respectively. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and were $0.2 million and $0.5 million for the twelve months ended June 30, 2021 and 2020, respectively.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) 2016-13 (“ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASC 326 or "CECL"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2021. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements and disclosures.

On July 1, 2019, the Company adopted ASU 2016-02, “Leases,” using a modified-retrospective transition method, under which it elected not to adjust comparative periods. The Company elected the package of practical expedients permitted under the new guidance. In addition, the Company adopted an accounting policy to not record short-term leases on the balance sheet and elected the practical expedient to not separate lease and non-lease components.

The Company’s most significant leases are those related to certain manufacturing facilities along with a small office space. Besides these real estate leases, most other leases are insignificant and consist of leases related to a vehicle, forklifts and various office equipment. The adoption of the new lease standard resulted in the recognition of right-of-use assets (ROU assets) of $10.4 million, lease liabilities of $10.8 million which includes the impact of existing deferred rents and tenant improvement allowances and a $0.4 million adjustment to retained earnings on the consolidated balance sheets as of July 1, 2019 for the Company’s real estate leases. The adoption of the standard resulted in no material impact to the consolidated statements of operations or consolidated statements of cash flow. Refer to Note 11.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 and expire on December 31, 2022. The provisions of ASU 2020-04 did not have a material effect on the Company’s financial condition, results of operations or cash flows as of  June 30, 2021. The Company will continue to monitor any impacts of the standard and reference rate reform on its financial instruments.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain amounts reported in the prior year in Note 6 have been reclassified to conform to the current year’s presentation.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements.

NOTE 2 — ACQUISITION OF JSI STORE FIXTURES

On May 21, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of JSI Store Fixtures (JSI), a Maine-based provider of retail commercial display solutions, for $93.7 million. The acquisition of JSI will significantly increase the Company’s total addressable markets within the grocery and convenience store verticals. The Company funded the acquisition with a combination of cash on hand and $71.6 million from the $100 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of approximately $93.7 million which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2022, as well as potential revision resulting from the finalization of pre-acquisition tax filings. The Company is in the process of finalizing third party valuations of certain assets. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of May 21, 2021, is as follows:

(In thousands)
Cash and cash equivalents	$4,067
Accounts receivable	9,252
Inventories	9,898
Property, plant and equipment	7,076
Other assets	7,440
Intangible assets	45,760
Accounts payable	(4,199)
Accrued liabilities	(8,434)
Deferred tax liability	(10,583)
Identifiable assets	60,277
Goodwill	33,415
Net purchase consideration	$93,692

The gross amount of accounts receivable is $9.3 million.

Goodwill recorded from the acquisition of JSI is attributable to the impact of the positive cash flow from JSI in addition to expected synergies from the business combination. The goodwill resulting from the acquisition is deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name, technology assets, non-compete agreements and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated	Estimated Useful
(In thousands)	Fair Value	Life (Years)
Tradename	$8,680	Indefinite life
Technology asset	4,900	7
Non-compete	260	5
Customer relationship	31,920	20
	$45,760

The fair market value write-up of the property, plant, and equipment totaled $1.8 million. Transaction costs related to the acquisition totaled $2.9 million in fiscal 2021 and are recorded in selling and administrative expenses on the consolidated statements of operations.

JSI’s post-acquisition results of operations for the period from May 21, 2021 through June 30, 2021 are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of JSI for the period from May 21, 2021 through June 30, 2021 were $9.1 million and operating income was $0.7 million. The operating results of JSI are included in the Display Solutions Segment.

Pro Forma Impact of the Acquisition of JSI (unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of JSI as if the transaction had occurred on July 1, 2019. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of JSI.

The unaudited pro forma financial information for the twelve months ended June 30, 2021 and June 30, 2020 is prepared using the acquisition method of accounting and has been adjusted to effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income of $19.3 million excludes acquisition-related expenses of $2.9 million.

	Twelve Months Ended
	June 30
(In thousands, unaudited)	2021	2020
Net sales	$391,000	$362,541

Gross profit	$97,947	$86,399

Operating income	$19,312	$13,878

NOTE 3 — BUSINESS SEGMENT INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s two operating segments are Lighting and Display Solutions (formerly known as the Graphics Segment), with one executive team under the organizational structure reporting directly to the CODM with responsibilities for managing each segment. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also reported in the segment information.

The Lighting Segment includes non-residential outdoor and indoor lighting utilizing LED light sources that have been fabricated and assembled for the Company’s markets, primarily the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. The Company also offers a variety of lighting controls to complement its lighting fixtures which include sensors, photocontrols, dimmers, motion detection and Bluetooth systems. The Company also services lighting product customers through the commercial industrial, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

The Company acquired JSI in the fourth quarter of fiscal 2021, and consolidated it into the former Graphics Segment, which has been rebranded as the Display Solutions Segment, to more closely align the Company’s comprehensive product offering with the markets it serves. The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, display fixtures, refrigerated displays, and custom display elements. These products are used in visual image programs in several markets including the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. The Display Solutions Segment implements, installs and provides program management services related to products sold by the Display Solutions Segment and by the Lighting Segment.

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

One customer program in the Display Solutions Segment represents $32.4 million or 10.3% of the Company’s net sales in the fiscal year ended June 30, 2021. There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2020. There was no concentration of accounts receivable at June 30, 2021 or 2020. Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2021 and June 30, 2020:

(In thousands)
	2021	2020
Net Sales:
Lighting Segment	$189,000	$206,199
Display Solutions Segment	126,612	99,359
	$315,612	$305,558

Operating Income (Loss):
Lighting Segment	$13,328	$16,123
Display Solutions Segment	9,864	8,218
Corporate and Eliminations	(15,162)	(11,265)
	$8,030	$13,076

Capital Expenditures:
Lighting Segment	$1,596	$1,386
Display Solutions Segment	177	1,093
Corporate and Eliminations	460	260
	$2,233	$2,739

Depreciation and Amortization:
Lighting Segment	$6,306	$6,714
Display Solutions Segment	1,525	1,436
Corporate and Eliminations	283	504
	$8,114	$8,654

	June 30, 2021	June 30, 2020
Identifiable Assets:
Lighting Segment	$132,169	$118,819
Display Solutions Segment	147,354	35,021
Corporate and Eliminations	7,298	18,423
	$286,821	$172,263

The segment net sales reported above represent sales to external customers. Segment operating income (loss), which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on most intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

(In thousands)

	2021	2020
Lighting Segment inter-segment net sales	$28,449	$3,718
Display Solutions Segment inter-segment net sales	$219	$552

NOTE 4 — EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(In thousands, except per share data)
	2021	2020

BASIC EARNINGS PER SHARE

Net income	$5,868	$9,592

Weighted average shares outstanding during the period, net of treasury shares	26,411	26,105

Weighted average vested restricted stock units outstanding	17	7

Weighted average shares outstanding in the Deferred Compensation Plan during the period	264	162
Weighted average shares outstanding	26,692	26,274

Basic income per share	$0.22	$0.37

DILUTED EARNINGS PER SHARE

Net income	$5,868	$9,592

Weighted average shares outstanding

Basic	26,692	26,274

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	748	199
Weighted average shares outstanding	27,440	26,473

Diluted income per share	$0.21	$0.36

Anti-dilutive securities (b)	976	1,957

(a)	Calculative using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2021 and June 30, 2020 because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 — INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2021	June 30, 2020

Inventories:
Raw materials	$40,567	$27,331
Work-in-progress	4,757	1,566
Finished goods	13,617	9,855
Total Inventories	$58,941	$38,752

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2021	June 30, 2020

Accrued Expenses:
Customer prepayments	$11,352	$1,698
Compensation and benefits	10,051	5,271
Accrued warranty	5,295	6,956
Accrued sales commissions	2,568	1,289
Accrued FICA	1,190	730
Operating lease liabilities	1,424	376
Accrued income tax	434	-
Finance lease liabilities	263	239
Other accrued expenses	5,341	3,874
Total Accrued Expenses	$37,918	$20,433

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. Prior to the acquisition of JSI, the Company had two reporting units that contain goodwill. One reporting unit is within the Lighting Segment and one reporting unit is within the Display Solutions Segment. The tradename intangible asset has an indefinite life and is also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Fiscal 2021:

As of March 1, 2021, the Company performed its annual goodwill impairment test on the two reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $28.2 million or 26% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the reporting unit in the Display Solutions Segment passed with a business enterprise value of $11.4 million or 2,065% above the carrying value of the reporting unit including goodwill.

The Company also performed its annual review of its indefinite-lived intangible asset as of March 1, 2021 and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $15.7 million or 358% above its carrying value.

The Company has performed an assessment of its goodwill and intangible assets from the date of the interim test as of March 1, 2021 through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

The Company acquired JSI on May 21, 2021 (see Note 2). The total purchase price exceeded the estimated fair value of net assets by approximately $33.4 million, which was allocated to goodwill. Goodwill and intangible assets related to JSI are included in the assets of the Display Solutions Segment. Refer to Note 2 for additional information on the intangible assets of JSI. Beginning in fiscal 2022, JSI goodwill will be subject to annual impairment testing as a separate reporting unit.

Fiscal 2020:

As of March 1, 2020, the Company performed its annual goodwill impairment test on the two reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 33% above the carrying value of this reporting unit including goodwill. The goodwill impairment test of the reporting unit in the Display Solutions Segment passed with a business enterprise value of $4.7 million or 619% above the carrying value of the reporting unit including goodwill.

The Company also performed its annual review of its indefinite-lived intangible asset as of March 1, 2020 and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $16.8 million or 392% above its carrying value.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of June 30, 2020
Goodwill	$86,711	$28,690	$115,401
Accumulated impairment losses	(77,503)	(27,525)	(105,028)
Goodwill, net as of June 30, 2020	$9,208	$1,165	$10,373

Balance as of June 30, 2021
Goodwill	$70,971	$28,690	$99,661
Goodwill acquired	-	33,415	33,415
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2021	$9,208	$34,580	$43,788

In fiscal 2021, the Company wrote-off the goodwill and impairment loss for a dissolved entity. The net impact to the consolidated financial statements, including the goodwill, net balance, was zero.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

	June 30, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$10,967	$51,116
Patents	268	237	31
LED technology firmware, software	20,966	13,415	7,551
Trade name	2,658	939	1,719
Non-compete	260	6	254
Total Amortized Intangible Assets	86,235	25,564	60,671

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$25,564	$72,773

	June 30, 2020
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$35,563	$14,129	$21,434
Patents	338	277	61
LED technology firmware, software	16,066	12,852	3,214
Trade name	2,658	829	1,829
Total Amortized Intangible Assets	54,625	28,087	26,538

Indefinite-lived Intangible Assets
Trademarks and trade names	3,422	-	3,422
Total indefinite-lived Intangible Assets	3,422	-	3,422

Total Other Intangible Assets	$58,047	$28,087	$29,960

In the fiscal 2021, the Company wrote-off intangible assets’ gross carrying amount and accumulated amortization for a dissolved entity. The net impact to the consolidated financial statements, including the total other intangible assets, was zero.

(In thousands)	2021	2020

Amortization expense of other intangible assets	$2,948	$2,687

The Company expects to record annual amortization expense as follows:

(In thousands)

2022	$4,808
2023	$4,760
2024	$4,760
2025	$4,760
2026	$4,754
After 2026	$36,829

NOTE 8 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

In  March 2021, the Company amended its secured line of credit to a $100 million facility from a $75 million facility that expires in the third quarter of fiscal 2026. Interest on the revolving line of credit is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 200 basis points, and the increment over the Base Rate fluctuates between 0 and 100 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing for the first quarter of fiscal 2022 has not been determined pending the outcome of a further amendment to the line of credit (See below). The fee on the unused balance of the $100 million committed line of credit fluctuates between 15 and 22.5 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum interest coverage ratio. As of  June 30, 2021, there were $68.2 borrowings against the line of credit, and $31.8 million was available as of that date. Based on the terms of the line of credit and the maturity date, the debt has been classified as long term.

The Company is in the process of amending its secured line of credit as a result of the acquisition of JSI. One of the changes to the line of credit will allow for the historical EBITDA results of JSI in the computation of the debt covenants. The Company expects to be in compliance with its debt covenants once the amendments are in place. For the period ending June 30, 2021, the Company has obtained a waiver from its bank in relation to its loan covenants until the amended line of credit has been finalized.

NOTE 9 — CASH DIVIDENDS

The Company paid cash dividends of $5.3 million in both fiscal years 2021 and 2020. Dividends on restricted stock units in the amount of $0.1 million were accrued as of both June 30, 2021 and 2020. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 7, 2021 to shareholders of record August 30, 2021.

NOTE 10 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 2,573,450 shares all of which are available for future grant or award as of June 30, 2021. The Plan contains a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards.

Inducement awards are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan. In fiscal 2021, 75,000 inducement options, 30,626 RSUs and 122,509 PSUs were granted. In fiscal 2020, 280,000 inducement options were granted.

Stock Warrants

The Company has outstanding 200,000 fully exercisable stock warrants with an exercise price of $9.95 as of June 30, 2021. As of June 30, 2021, the warrants had a remaining contractual life of 0.6 years. The fair value of the warrants on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option price model to value the warrants in the period indicated:

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

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated:

	2021	2020
Dividend yield	2.9%	4.7%
Expected volatility	50%	43%
Risk-free interest rate	0.3%	1.4%
Expected life (in years)	6.0	6.0
Fair value per share	$2.40	$1.22

Stock option expense is recorded on a straight-line basis, or sooner if the grantee is retirement eligible as defined in the 2019 Omnibus Plan, net of forfeitures. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected volatility of the Company’s stock was calculated based upon the historic monthly fluctuation in stock price for a period approximating the expected life of option grants. The risk-free interest rate is the rate of a five-year Treasury security at constant, fixed maturity on the approximate date of the stock option grant. The expected life of outstanding options is determined to be less than the contractual term for a period equal to the aggregate group of option holders’ estimated weighted average time within which options will be exercised. It is the Company’s policy that when stock options are exercised, new common shares shall be issued.

Service-based options have a three-year ratable vesting period beginning one year after the date of grant. Inducement stock options have a term of ten years only if the employee is employed for three years from the date of grant. The maximum exercise period of service-based and performance-based stock options granted under the 2019 Omnibus Plan is ten years.

The Company recorded $0.8 million and $0.4 million of expense related to stock options in fiscal years 2021 and 2020, respectively.

A summary of stock option activity as of June 30, 2021 and changes during the period from July 1, 2020 through June 30, 2021 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	2,282,938	$6.20	7.1	$2,731,949
Granted	318,406	$6.86
Exercised	(139,367)	$7.38
Forfeited	(132,329)	$8.84
Expired	(2,500)	$7.29
Outstanding at June 30, 2021	2,327,148	$6.07	6.7	$5,320,456
Exercisable at June 30, 2021	1,013,157	$7.58	5.0	$1,239,663
Vested and expected to vest at June 30, 2021	2,256,565	$6.08	6.6	$5,165,389

The aggregate intrinsic value of options exercised during the years ended June 30, 2021 and June 30, 2020 was $0.2 million and $0.1 million, respectively. The Company received $1.0 million and $0.6 million of proceeds from stock options exercises in fiscal 2021 and 2020, respectively.

As of June 30, 2021, there was $0.9 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 1.8 years.

For fiscal year 2021, the Company recognized a current income tax benefit of $0.1 million for tax deductions related to equity compensation. A discrete tax expense of $0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

For fiscal year 2020, the Company recognized a current income tax benefit of $43,000 for tax deductions related to equity compensation. A discrete tax expense of $0.4 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

Restricted Stock Units

A total of 163,752 RSUs with a weighted average fair value of $7.08 per share were awarded to employees during fiscal 2021. Inducement RSUs awarded during fiscal 2021 vest after three years of service. All other RSUs awarded during fiscal 2021 have a three-year vesting period, with 50% vesting on the first anniversary date of the award and 25% vesting on the second and third anniversary of the award. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $42,085 and $16,931 were accrued as of June 30, 2021 and 2020, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $0.6 million and $0.1 million of expense related to RSUs during fiscal year 2021 and 2020, respectively.

A summary of outstanding and unvested RSU activity as of June 30, 2021 and changes during the period from July 1, 2020 through June 30, 2021 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2020	72,820	$4.03
Granted	163,752	$7.08
Vested	(28,051)	$4.34
Forfeited	(7,800)	$5.49
Unvested at June 30, 2021	200,721	$6.42

As of June 30, 2021, there was $0.6 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The total fair value of RSUs that became fully vested during fiscal 2021 was $0.2 million.

Performance Stock Units

A total of 256,526 PSUs with a weighted average fair value of $7.50 per share were awarded to employees during fiscal 2021. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting, but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. This applies to PSUs granted under the 2012 Stock Plan only. Dividends on PSUs in the amount of $86,196 and $46,865 were accrued as of June 30, 2021 and 2020, respectively. Accrued dividends are paid to the holder upon vesting of the PSUs and issuance of shares.

The Company recorded $0.6 million and $0.1 million of expense related to PSUs during fiscal years 2021 and 2020, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2021 and changes during the period from July 1, 2020 through June 30, 2021 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2020	206,974	$3.98
Granted	256,526	$7.50
Vested	-	$-
Forfeited	(6,613)	$4.48
Unvested at June 30, 2021	456,887	$5.95

As of June 30, 2021, there was $1.6 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 43,049 and 71,581 common shares as stock compensation awards in fiscal years 2021 and 2020, respectively. These common shares were valued at their approximate $0.3 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2021, there were 31 participants, all with fully vested account balances. A total of 345,875 common shares with a cost of $2.5 million, and 180,264 common shares with a cost of $1.1 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of June 30, 2021 and 2020, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 193,510 and 85,560 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2021 and during fiscal 2020, respectively.

NOTE 11 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments of the Company totaled $29.0 million and $14.3 million as of June 30, 2021 and June 30, 2020, respectively.

The Company leases certain manufacturing facilities along with a small office space, a company vehicle, several forklifts, several small tooling items and various items of office equipment. The Company also acquired buildings, machinery and forklift leases with the acquisition of JSI, as well as one sublease. All but two of the Company’s leases are operating. Leases have a remaining term of one to seven years, some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for fiscal 2021.

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

(In thousands)	2021	2020

Operating lease cost	$2,428	$2,308
Financing lease cost:
Amortization of right of use assets	291	48
Interest on lease liabilities	91	16
Variable lease cost	10	6
Sublease income	(43)	-
Total lease cost	$2,777	$2,378

Supplemental Cash Flow Information:

(In thousands)	2021	2020

Cash flows from operating leases
Fixed payments - operating cash flows	$2,412	$2,296
Liability reduction - operating cash flows	$1,983	$1,810

Cash flows from finance leases
Interest - operating cash flows	$91	$16
Repayments of principal portion - financing cash flows	$239	$39

Operating Leases:	June 30, 2021	June 30, 2020

Total operating right-of-use assets	$11,579	$8,663

Accrued expenses (Current liabilities)	$1,424	$376
Long-term operating lease liability	10,890	9,021
Total operating lease liabilities	$12,314	$9,397

Weighted Average remaining Lease Term (in years)	3.93	4.59

Weighted Average Discount Rate	4.81%	4.85%

Finance Leases:	June 30, 2021	June 30, 2020

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	-
Accumulated depreciation	(339)	(48)
Total finance lease assets, net	$1,724	$1,985

Accrued expenses (Current liabilities)	$263	$239
Long-term finance lease liability	1,521	1,755
Total finance lease liabilities	$1,784	$1,994

Weighted Average remaining Lease Term (in years)	5.78	6.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease	Finance Lease	Operating	Net Lease
	Liabilities	Liabilities	Subleases	Commitments
2022	$3,558	$342	$(377)	$3,523
2023	3,558	342	(377)	3,523
2024	3,255	337	(377)	3,215
2025	2,104	362	(31)	2,435
2026	803	362	-	1,165
Thereafter	232	304	-	536
Total lease payments	$13,510	$2,049	$(1,162)	$14,397
Less: Interest	(1,196)	(265)		(1,461)
Present Value of Lease Liabilities	$12,314	$1,784		$12,936

NOTE 12 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2021	2020

Components of income before income taxes:
United States	$7,117	$11,494
Foreign	799	199
Income before income taxes	$7,916	$11,693

Provision for income taxes
U.S. Federal	$2,425	$(2,082)
Foreign	247	83
State and local	434	175
Total current	3,106	(1,824)

Deferred	(1,058)	3,925
Total provision for income taxes	$2,048	$2,101

(In thousands)	2021	2020
Reconciliation to federal statutory rate:
Federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	1.5	2.0
Foreign operations	1.0	0.4
Federal tax credits	(1.5)	(0.7)
Valuation allowance	(25.9)	(13.4)
New York state tax credits	25.9	-
Expiration of capital loss carryforward	-	8.9
Transaction costs	3.5	-
Uncertain tax position activity	(0.1)	(0.5)
Stock-based compensation	1.0	3.6
Tax rate changes	(0.3)	(5.4)
Other	(0.2)	2.1
Effective tax rate	25.9%	18.0%

The favorable tax rate change for the year ended June 30, 2020 is due to the enactment of the CARES Act. The CARES Act allows the Company to carryback a federal net operating loss to prior tax years, offset taxable income in those earlier tax years, and obtain a refund of income taxes that were paid at a higher statutory tax rate.

The components of deferred income tax assets and (liabilities) at June 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020

Uncertain tax positions	$138	$125
Reserves against current assets	936	798
Accrued expenses	3,348	2,196
Interest	927	-
Deferred compensation	514	235
Stock-based compensation	841	597
State net operating loss carryover and credits	624	2,194
Lease liability	4,408	1,992
Goodwill, acquisition costs and intangible assets	-	8,040
U.S. Federal net operating loss carryover and credits	1,587	217
Deferred income tax asset before valuation allowance	13,323	16,394

Valuation allowance	(108)	(2,194)
Deferred income tax asset	13,215	14,200

Depreciation	(2,677)	(1,837)
Right of use assets	(4,299)	(1,992)
Goodwill, acquisition costs and intangible assets	(3,683)	-
Deferred income tax liability	(10,659)	(3,829)

Net deferred income tax asset	$2,556	$10,371

The Company has U.S. federal net operating loss carry forward deferred tax assets of $1.5 million and $0.1 million at June 30, 2021 and June 30, 2020, respectively. The increase of $1.4 million for the year is from the acquisition of JSI and has an unlimited carryforward period.  The remaining $0.1 million will expire over a three-year period beginning June 30, 2029. The Company has deferred tax assets for research and development credits of $0.1 million at both June 30, 2021 and June 30, 2020.  Utilization of the federal net operating losses and research and development credits are limited by Internal Revenue Code Section 382, but are expected to be realized before expiration.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0.6 million and $2.2 million at June 30, 2021 and June 30, 2020, respectively. At June 30, 2021, there was $0.3 million of state net operating losses from the acquisition of JSI and $0.3 million other state net operating losses and tax credits. A valuation allowance of $0.1 million exists at June 30, 2021 against Oregon tax credits not expected to be used.  The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

At June 30, 2020, there was $2.1 million of New York tax credits and $0.1 million of Oregon tax credits. A full valuation allowance existed for both credits not expected to be used of $2.2 million. During fiscal year 2021, the Company eliminated the deferred tax asset and related valuation allowance for the New York tax credits of $2.1 million when the entity holding the New York credits was dissolved. There was no impact to the consolidated financial statements.

The Company had a capital loss carry forward of $10.7 million at June 30, 2019 that was generated from the sale of a Canadian subsidiary during fiscal 2015. During fiscal 2020, the Company sold its North Canton, Ohio and New Windsor, New York facilities, resulting in taxable capital gain; $6.4 million of the capital loss carry forward was used to offset the gain. The remaining capital loss carryforward of $4.3 million expired unused in fiscal 2020. The Company recognized the tax benefit of utilizing the capital loss of $0.6 million in the fiscal year 2020 by releasing the related valuation allowance.

At June 30, 2021, tax, interest, and penalties, net of potential federal tax benefits, were $0.7 million, $0.3 million and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.2 million. The entire uncertain tax position of $0.7 million net of federal tax benefit, would impact the effective tax rate if recognized.

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

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax benefit in both fiscal 2021 and fiscal 2020, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $32,000 and $19,000, respectively, in fiscal 2021 and $0 and $13,000, respectively, in fiscal 2020. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

(In thousands)	2021	2020

Balance at the beginning of the fiscal year	$607	$675
Decreases - tax positions in prior period	(52)	(70)
Increase - tax positions in current period	49	15
Increases - tax positions in prior period	78	-
Settlements and payments	-	(13)
Balance at end of the fiscal year	$682	$607

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions, and also in Canada and Mexico. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2018.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)
	2021	2020
Cash Payments:
Interest	$127	$990
Income taxes	$356	$6

Non-cash investing and financing activities
Issuance of common shares as compensation	$315	$300
Issuance of common shares to fund deferred compensation plan	$1,534	$473

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2021, there were no such standby letters of credit issued. In August 2020, the Company experienced a cybersecurity incident. For details regarding this incident, see risk factor on page 8 of this Form 10-K.

NOTE 15 – SEVERANCE COSTS

The Company recorded severance charges of less than $0.1 million and $0.3 million in fiscal 2021 and 2020, respectively. This severance expense was related to reductions in staffing not related to plant restructuring. See further discussion of restructuring expenses in Note 16.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2021 and 2020:

	June 30,	June 30,
(In thousands)	2021	2020

Balance at beginning of period	$639	$1,134
Accrual of expense	41	344
Payments	(667)	(839)
Balance at end of period	$13	$639

The severance reserve reported as of June 30, 2021 has been classified as a current liability and will be paid out over the next twelve months.

NOTE 16 – RESTRUCTURING COSTS

In fiscal 2019, the Company announced plans to close its lighting manufacturing facility in New Windsor, New York. The closure was part of ongoing actions to align the Company’s supply chain to more cost effectively serve the changing requirements of the lighting market. The sale of the New Windsor facility occurred during the first quarter of fiscal 2020. The net proceeds were $12.3 million resulting in a gain of $4.8 million. In addition, in the third quarter of fiscal 2020, the Company sold its North Canton, Ohio facility. The net proceeds were $7.7 million resulting in a net gain of $3.7 million. The Company relocated the production at the North Canton facility to smaller, leased facility in Akron, Ohio during the fourth quarter of fiscal 2020. The Company also incurred $0.6 million of expense to write-down inventory which is not included in the tables below. Other restructuring costs incurred in fiscal 2020 related to the realignment of the Company’s manufacturing footprint at its Houston, Texas facility. The realignment occurred as the result of the movement of equipment related to the closure of the New Windsor facility along with preparations to receive additional equipment resulting from the relocation of the North Canton facility.

The following table presents information about restructuring (gains) costs recorded in fiscal years 2021 and 2020:

(In thousands)	2021	2020

Exit costs	$(14)	$636
Impairment of fixed assets and accelerated depreciation	-	59
Gain on sale of facility	-	(8,562)
Manufacturing realignment costs	-	276
Total	$(14)	$(7,591)

The following table presents restructuring (gains) costs incurred by line item in the consolidated statement of operations in which the costs are included:

(In thousands)	2021	2020

Cost of goods sold	$(14)	$980
Operating expenses	-	(8,571)
Total	$(14)	$(7,591)

The following table presents information about restructuring (gains) costs by segment for the periods indicated:

(In thousands)	2021	2020

Lighting Segment	$-	$(4,674)
Display Solutions Segment	(14)	(2,940)
Corporate and Eliminations	-	23
Total	$(14)	$(7,591)

The following table presents a roll forward of the beginning and ending liability balances related to the restructuring costs:

	Balance as of				Balance as of
	June 30,	Restructuring			June 30,
(In thousands)	2020	Expense	Payments	Adjustments	2021

Severance and termination benefits	$27	$-	$-	$-	$27
Other restructuring costs	-	(14)	14	-	-
Total	$27	$(14)	$14	$-	$27

Refer to Note 15 for information regarding additional severance expenses that are not included in the restructuring costs identified in this footnote.

NOTE 17 — RELATED PARTY TRANSACTIONS

One of the Company’s former independent outside directors is a director of Wesco International (Wesco). Wesco purchases lighting fixtures from the Company. Wesco will no longer be considered a related party after fiscal 2021.

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2021	2020

Wesco International	$2,013	$1,575

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions:

(In thousands)	2021	2020

Wesco International	$264	$108

NOTE 18 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2021
Net Sales	$70,006	$76,387	$72,204	$97,015	$315,612
Gross profit	18,272	19,706	18,092	22,904	78,974
Net Income	1,990	2,208	1,472	198	5,868

Earnings per share
Basic	$0.08	$0.08	$0.05	$0.01	$0.22	(a)
Diluted	$0.07	$0.08	$0.05	$0.01	$0.21	(a)

Range of share prices
High	$7.34	$9.01	$10.78	$9.54	$10.78
Low	$5.52	$6.75	$8.09	$7.55	$5.52

2020
Net Sales	$88,701	$82,377	$71,010	$63,470	$305,558
Gross profit	21,855	19,964	15,942	15,769	73,530
Net Income	4,475	1,743	1,861	1,513	9,592

Earnings per share
Basic	$0.17	$0.07	$0.07	$0.06	$0.37	(a)
Diluted	$0.17	$0.07	$0.07	$0.06	$0.36	(a)

Range of share prices
High	$5.22	$6.30	$7.28	$6.81	$7.28
Low	$3.63	$4.90	$2.59	$3.51	$2.59

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods. There is no difference between basic and diluted shares due to losses.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2021 and 2020

(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Doubtful Accounts:
Year Ended June 30, 2021	$273	$19	$24	$(60)	$256
Year Ended June 30, 2020	$879	$19	$-	$(625)	$273

Inventory Obsolescence Reserve:
Year Ended June 30, 2021	$3,821	$1,754	$380	$(905)	$5,050
Year Ended June 30, 2020	$4,605	$2,454	$10	$(3,248)	$3,821

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2021	$2,194	$-	$-	$(2,086)	$108
Year Ended June 30, 2020	$3,820	$-	$-	$(1,626)	$2,194

(a)	For Allowance for Doubtful Accounts, deductions are uncollectible accounts charged off, less recoveries.