Form 10-Q
period 2021-09-30
LSI INDUSTRIES INC
filed 2021-11-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of October 29, 2021, there were 26,920,238 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2021	2020

Net Sales	$106,397	$70,006

Cost of products and services sold	81,887	51,731

Restructuring costs	-	3

Gross profit	24,510	18,272

Selling and administrative expenses	20,066	16,070

Operating income	4,444	2,202

Interest (income)	-	(1)

Interest expense	234	58

Other expense (income)	79	(105)

Income before income taxes	4,131	2,250

Income tax expense	998	260

Net income	$3,133	$1,990

Earnings per common share (see Note 5)
Basic	$0.12	$0.08
Diluted	$0.11	$0.07

Weighted average common shares outstanding
Basic	26,996	26,520
Diluted	27,743	26,968

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2021	2020

Net Income	$3,133	$1,990

Foreign currency translation adjustment	(44)	45

Comprehensive Income	$3,089	$2,035

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2021	2021

ASSETS

Current assets

Cash and cash equivalents	$2,570	$2,282

Accounts receivable, less allowance for credit losses of $292 and $256, respectively	63,865	57,685

Inventories	67,906	58,941

Refundable income taxes	1,131	1,275

Other current assets	5,440	4,825

Total current assets	140,912	125,008

Property, Plant and Equipment, at cost
Land	4,010	3,984
Buildings	24,375	24,393
Machinery and equipment	66,346	65,928
Buildings under finance leases	2,033	2,033
Construction in progress	653	933
	97,417	97,271
Less accumulated depreciation	(67,961)	(66,719)
Net property, plant and equipment	29,456	30,552

Goodwill	43,788	43,788

Other intangible assets, net	71,557	72,773

Operating lease right-of-use assets	10,808	11,579

Other long-term assets, net	3,067	3,121

Total assets	$299,588	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	2021	2021

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$-
Accounts payable	41,281	32,977
Accrued expenses	28,950	37,918

Total current liabilities	73,802	70,895

Long-term debt	74,700	68,178

Finance lease liabilities	1,454	1,521

Operating lease liabilities	10,092	10,890

Other long-term liabilities	4,167	4,167

Commitments and contingencies (Note 13)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 26,611,003 and 26,517,836 shares, respectively	134,968	132,526
Treasury shares, without par value	(4,471)	(2,450)
Deferred compensation plan	4,471	2,450
Retained earnings (loss)	400	(1,405)
Accumulated other comprehensive income	5	49

Total shareholders' equity	135,373	131,170

Total liabilities & shareholders' equity	$299,588	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	$(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	1,990	1,990
Other comprehensive income	-	-	-	-	-	45	-	45
Stock compensation awards	12	75	-	-	-	-	-	75
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	62	412	-	-	-	-	-	412
Activity of treasury shares, net	-	-	(59)	(383)	-	-	-	(383)
Deferred stock compensation	-	-	-	-	383	-	-	383
Stock compensation expense	-	505	-	-	-	-	-	505
Stock options exercised, net	11	53	-	-	-	-	-	53
Dividends — $0.20 per share	-	-	-	-	-	-	(1,340)	(1,340)

Balance at September 30, 2020	26,579	$128,758	(239)	$(1,504)	$1,504	$(48)	$(1,270)	$127,440

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	3,133	3,133
Other comprehensive loss	-	-	-	-	-	(44)	-	(44)
Stock compensation awards	10	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	79	(247)	-	-	-	-	-	(247)
Shares issued for deferred compensation	263	2,042	-	-	-	-	-	2,042
Activity of treasury shares, net	-	-	(261)	(2,021)	-	-	-	(2,021)
Deferred stock compensation	-	-	-	-	2,021	-	-	2,021
Stock compensation expense	-	556	-	-	-	-	-	556
Stock options exercised, net	3	16	-	-	-	-	-	16
Dividends — $0.20 per share	-	-	-	-	-	-	(1,328)	(1,328)

Balance at September 30, 2021	27,218	$134,968	(607)	$(4,471)	$4,471	$5	$400	$135,373

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$3,133	$1,990
Non-cash items included in net income
Depreciation and amortization	2,563	2,033
Deferred income taxes	(13)	381
Deferred compensation plan	2,042	412
Stock compensation expense	556	505
Issuance of common shares as compensation	75	75
Loss on disposition of fixed assets	14	-
Allowance for doubtful accounts	10	(38)
Inventory obsolescence reserve	572	496

Changes in certain assets and liabilities
Accounts receivable	(6,260)	(6,136)
Inventories	(9,578)	926
Refundable income taxes	138	(393)
Accounts payable	8,359	5,912
Accrued expenses and other	(6,663)	(521)
Customer prepayments	(2,837)	1,997
Net cash flows (used in) provided by operating activities	(7,889)	7,639

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(297)	(405)
Net cash flows used in investing activities	(297)	(405)

Cash Flows from Financing Activities
Payments of long-term debt	(42,533)	-
Borrowings of long-term debt	52,659	-
Cash dividends paid	(1,326)	(1,321)
Shares withheld for employees' taxes	(247)	(5)
Payments on financing lease obligations	(64)	(58)
Proceeds from stock option exercises	16	53
Net cash flows provided by (used in) financing activities	8,505	(1,331)

Change related to foreign currency	(31)	43

Increase in cash and cash equivalents	288	5,946

Cash and cash equivalents at beginning of period	2,282	3,517

Cash and cash equivalents at end of period	$2,570	$9,463

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three-month periods ended September 30, 2021 and 2020, and its cash flows for the three-month periods ended September 30, 2021 and 2020. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2021 Annual Report on Form 10-K. Financial information as of June 30, 2021 has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2021 Annual Report on Form 10-K.

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

A number of the Company's display solutions and select lighting products are highly customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

●	Customer specific branded print graphics
●	Electrical components based on customer specifications
●	Digital signage and related media content

The Company also offers installation services for its display solutions elements and select lighting products. Installation revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided through the installation process.

For these customized products and installation services, revenue is recognized using a cost-based input method: recognizing revenue and gross profit as work is performed based on the relationship between the actual cost incurred and the total estimated cost for the performance obligation.

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2021		September 30, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$44,582	$37,431	$40,040	$14,454
Products and services transferred over time	6,678	17,706	5,365	10,147
	$51,260	$55,137	$45,405	$24,601

	Three Months Ended
	September 30, 2021		September 30, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$41,879	$12,428	$37,869	$5,081
Poles, other display solution elements	8,966	33,302	7,074	14,325
Project management, installation services, shipping and handling	415	9,407	462	5,195
	$51,260	$55,137	$45,405	$24,601

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

NOTE 3 — ACQUISITION OF JSI STORE FIXTURES

On  May 21, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of JSI Store Fixtures (JSI), a Maine-based provider of retail commercial display solutions, for $93.7 million. The acquisition of JSI expands the Company’s total addressable markets within the grocery and convenience store verticals. The Company funded the acquisition with a combination of cash on hand and $71.6 million from the revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of approximately $93.7 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2022, as well as potential revision resulting from the finalization of pre-acquisition tax filings. The Company is in the process of finalizing third party valuations of certain assets. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of  May 21, 2021, is as follows:

(In thousands)
Cash and cash equivalents	$4,067
Accounts receivable, net	9,252
Inventories	9,898
Property, plant and equipment	7,076
Other assets	7,440
Intangible assets	45,760
Accounts payable	(4,199)
Accrued liabilities	(8,434)
Deferred tax liability	(10,583)
Identifiable assets	60,277
Goodwill	33,415
Net purchase consideration	$93,692

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
	$45,760

The fair market value write-up of the property, plant, and equipment totaled $1.8 million. Transaction costs related to the acquisition totaled $2.9 million in the fourth quarter of fiscal 2021.

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

The unaudited pro forma financial information for the twelve months ended  June 30, 2021 and  June 30, 2020 is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income of $19.3 million excludes acquisition-related expenses of $2.9 million.

	Twelve Months Ended
	June 30
(In thousands, unaudited)	2021	2020
Net sales	$391,000	$362,541

Gross profit	$97,947	$86,399

Operating income	$19,312	$13,878

NOTE 4 - SEGMENT REPORTING INFORMATION

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

One customer program in the Display Solutions Segment represents $12.3 million or 11.6% of the Company’s net sales in the three months ended September 30, 2021. There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2020. There was no concentration of accounts receivable at September 30, 2021 or June 30, 2021.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2021 and September 30, 2020:

	Three Months Ended
(In thousands)	September 30
	2021	2020
Net Sales:
Lighting Segment	$51,260	$45,405
Display Solutions Segment	55,137	24,601
	$106,397	$70,006

Operating Income (Loss):
Lighting Segment	$4,339	$3,588
Display Solutions Segment	3,749	1,823
Corporate and Eliminations	(3,644)	(3,209)
	$4,444	$2,202

Capital Expenditures:
Lighting Segment	$180	$369
Display Solutions Segment	221	27
Corporate and Eliminations	(104)	9
	$297	$405

Depreciation and Amortization:
Lighting Segment	$1,461	$1,619
Display Solutions Segment	1,031	358
Corporate and Eliminations	71	56
	$2,563	$2,033

	September 30, 2021	June 30, 2021
Identifiable Assets:
Lighting Segment	$137,071	$132,169
Display Solutions Segment	155,203	147,354
Corporate and Eliminations	7,314	7,298
	$299,588	$286,821

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended
(In thousands)	September 30
	2021	2020
Lighting Segment inter-segment net sales	$10,457	$4,080

Display Solutions Segment inter-segment net sales	$163	$38

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

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2021	2020

BASIC EARNINGS PER SHARE

Net income	$3,133	$1,990

Weighted average shares outstanding during the period, net of treasury shares	26,553	26,318
Weighted average vested restricted stock units outstanding	17	10
Weighted average shares outstanding in the Deferred Compensation Plan during the period	426	192
Weighted average shares outstanding	26,996	26,520

Basic income per share	$0.12	$0.08

DILUTED EARNINGS PER SHARE

Net income	$3,133	$1,990

Weighted average shares outstanding:

Basic	26,996	26,520

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	747	448
Weighted average shares outstanding	27,743	26,968

Diluted income per share	$0.11	$0.07

Anti-dilutive securities (b)	989	1,302

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2021 and September 30, 2020 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2021	2021

Inventories:
Raw materials	$44,477	$40,567
Work-in-progress	2,872	4,757
Finished goods	20,557	13,617
Total Inventories	$67,906	$58,941

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2021	2021

Accrued Expenses:
Customer prepayments	$8,512	$11,352
Compensation and benefits	5,734	10,051
Accrued warranty	5,100	5,295
Operating lease liabilities	1,425	1,424
Accrued sales commissions	1,347	2,568
Accrued FICA	1,200	1,190
Finance lease liabilities	266	263
Accrued income tax	-	434
Other accrued expenses	5,366	5,341
Total Accrued Expenses	$28,950	$37,918

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of September 30, 2021
Goodwill	$70,971	$62,105	$133,076
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2021	$9,208	$34,580	$43,788

Balance as of June 30, 2021
Goodwill	$70,971	$28,690	$99,661
Goodwill acquired	-	33,415	33,415
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2021	$9,208	$34,580	$43,788

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

	September 30, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$11,839	$50,244
Patents	268	245	23
LED technology firmware, software	20,966	13,711	7,255
Trade name	2,658	966	1,692
Non-compete	260	19	241
Total Amortized Intangible Assets	86,235	26,780	59,455

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$26,780	$71,557

	June 30, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$10,967	$51,116
Patents	268	237	31
LED technology firmware, software	20,966	13,415	7,551
Trade name	2,658	939	1,719
Non-compete	260	6	254
Total Amortized Intangible Assets	86,235	25,564	60,671

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$25,564	$72,773

	Three Months Ended
	September 30
(In thousands)	2021	2020

Amortization Expense of Other Intangible Assets	$1,215	$671

The Company expects to record annual amortization expense as follows:

(In thousands)

2022	$4,808
2023	$4,760
2024	$4,760
2025	$4,760
2026	$4,754
After 2026	$36,829

NOTE 9 - DEBT

The Company’s long-term debt as of September 30, 2021 and June 30, 2021 consisted of the following:

	September 30,	June 30,
(In thousands)	2021	2021

Secured line of credit	$53,304	$68,178
Term loan, net of debt issuance costs of $33 and $0, respectively	24,967	-
Total debt	78,271	68,178
Less: amounts due within one year	3,571	-
Total amounts due after one year, net	$74,700	$68,178

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid $3.6 million annually over the five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the second quarter of fiscal 2022. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of September 30, 2021, there was $21.7 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of September 30, 2021.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $1.3 million in both the three months ended September 30, 2021 and September 30, 2020. Dividends on restricted stock units in the amount of $0.1 million were accrued as of both September 30, 2021 and 2020, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 23, 2021 to shareholders of record as of November 15, 2021. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 1,974,655 as of September 30, 2021. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

There were no equity awards granted in the three months ended September 30, 2021. Stock compensation expense was $0.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(In thousands)	September 30
	2021	2020
Cash Payments:
Interest	$203	$24
Income taxes	$1,183	$223

Non-cash investing and financing activities
Issuance of common shares as compensation	$75	$75
Issuance of common shares to fund deferred compensation plan	$2,042	$412

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2021, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Three Months	Three Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
(In thousands)	2021	2020	2021

Balance at beginning of period	$13	$639	$639
Accrual of expense	-	-	41
Payments	(13)	(225)	(667)
Balance at end of period	$-	$414	$13

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items and various items of office equipment. The Company also acquired buildings, machinery and forklift leases with the acquisition of JSI, as well as one sublease. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three months ended September 30, 2021 and 2020, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30
(In thousands)	2021	2020

Operating lease cost	$879	$573
Financing lease cost:
Amortization of right of use assets	74	73
Interest on lease liabilities	21	24
Variable lease cost	22	1
Sublease income	(94)	-
Total lease cost	$902	$671

	Three Months Ended
	September 30
(In thousands)	2021	2020

Cash flows from operating leases
Fixed payments - operating cash flows	$887	$570
Liability reduction - operating cash flows	$744	$461

Cash flows from finance leases
Interest - operating cash flows	$21	$24
Repayments of principal portion - financing cash flows	$64	$58

Operating Leases:

	September 30,	June 30,
	2021	2021

Total operating right-of-use assets	$10,808	$11,579

Accrued expenses (Current liabilities)	$1,425	$1,424
Long-term operating lease liability	10,092	10,890
Total operating lease liabilities	$11,517	$12,314

Weighted Average remaining Lease Term (in years)	3.70	3.93

Weighted Average Discount Rate	4.81%	4.81%

Finance Leases:

	September 30,	June 30,
	2021	2021

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	30
Accumulated depreciation	(412)	(339)
Total finance lease assets, net	$1,651	$1,724

Accrued expenses (Current liabilities)	$266	$263
Long-term finance lease liability	1,454	1,521
Total finance lease liabilities	$1,720	$1,784

Weighted Average remaining Lease Term (in years)	5.53	5.78

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2022	$2,808	$278	$(283)	$2,803
2023	3,550	342	(377)	3,515
2024	3,247	337	(377)	3,207
2025	2,096	362	(31)	2,427
2026	795	362	-	1,157
Thereafter	212	304	-	516
Total lease payments	$12,708	$1,985	$(1,068)	$13,625
Less: Interest	(1,191)	(265)		(1,456)
Present Value of Lease Liabilities	$11,517	$1,720		$12,169

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020. The CARES Act allowed the Company to carry back a federal net operating loss to prior tax years, offset taxable income in those earlier tax years and request a refund of income taxes that were paid at a higher statutory tax rate. The Company recognized tax benefits of $0.4 million in the first quarter of fiscal 2021 for utilizing the net operating losses in the prior tax years.

	Three Months Ended
	September 30
	2021	2020
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	24.2%	23.9%
Uncertain tax positions	0.8	1.0
Tax rate changes	-	(15.7)
Share-based compensation	(0.8)	2.4
Effective tax rate	24.2%	11.6%

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2021, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended
	September 30
(In thousands)	2021	2020

Lighting Segment	$51,260	$45,405
Display Solutions Segment	55,137	24,601
	$106,397	$70,006

Operating Income (Loss) by Business Segment
	Three Months Ended
	September 30
(In thousands)	2021	2020

Lighting Segment	$4,339	$3,588
Display Solutions Segment	3,749	1,823
Corporate and Eliminations	(3,644)	(3,209)
	$4,444	$2,202

Net sales of $106.4 million for the three months ended September 30, 2021 increased $36.4 million or 52% as compared to net sales of $70.0 million for the three months ended September 30, 2020. Net sales were driven by increased net sales of the Display Solutions Segment (an increase of $30.5 million or 124%) and increased net sales of the Lighting Segment (an increase of $5.9 million or 13%).

Operating income of $4.4 million for the three months ended September 30, 2021 represents a $2.2 million increase from operating income of $2.2 million in the three months ended September 30, 2020. Adjusted operating income, a Non-GAAP measure, was $5.0 million in the three months ended September 30, 2021 compared to $2.7 million in the three months ended September 30, 2020. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of stock compensation expense and restructuring costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, Net Debt and Organic Net Sales. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, Net Debt and Organic Net Sales.

Reconciliation of operating income to adjusted operating income:
	Three Months Ended
	September 30
(In thousands)	2021	2020

Operating Income as reported	$4,444	$2,202

Stock compensation expense	556	505

Restructuring costs	-	3

Adjusted Operating Income	$5,000	$2,710

Reconciliation of net income to adjusted net income
	Three Months Ended
	September 30
(In thousands, except per share data)	2021			2020
			Diluted EPS			Diluted EPS

Net Income as reported	$3,133		$0.11	$1,990		$0.07

Stock compensation expense	407	(1)	0.01	380	(2)	0.01
					(3)
Restructuring costs	-		-	2		-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	(297)		(0.01)

Net Income adjusted	$3,540		$0.13	$2,075		$0.08

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $149

(2) $125

(3) $1

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended
	September 30
(In thousands)	2021	2020

Operating Income as reported	$4,444	$2,202

Depreciation and Amortization	2,563	2,033

EBITDA	$7,007	$4,235

Stock compensation expense	556	505

Restructuring costs	-	3

Adjusted EBITDA	$7,563	$4,743

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended
	September 30
(In thousands)	2021	2020

Cash Flow from Operations	$(7,889)	$7,639

Capital expenditures	(297)	(405)

Free Cash Flow	$(8,186)	$7,234

Reconciliation of Net Debt
	September 30,	June 30,
(In thousands)	2021	2021

Current portion and long-term debt as reported	$78,271	$68,178

Less:
Cash and cash equivalents as reported	2,570	2,282

Net Debt	$75,701	$65,896

Reconciliation of net sales to organic net sales
	Three Months Ended
	September 30
(In thousands)	2021	2020

Lighting Segment	$51,260	$45,405
Display Solutions Segment	55,137	24,601
Total net sales	106,397	70,006
Less:
JSI	23,347	-
Total organic net sales	$83,050	$70,006

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Lighting Segment
	Three Months Ended
	September 30
(In thousands)	2021	2020

Net Sales	$51,260	$45,405
Gross Profit	$15,457	$13,826
Operating Income	$4,339	$3,588

Lighting Segment net sales of $51.3 million in the three months ended September 30, 2021 increased 13% from net sales of $45.4 million in the same period in fiscal 2021. The increase is due to an increase in project business with sales improving in parking, automotive and warehousing verticals.

Gross profit of $15.5 million in the three months ended September 30, 2021 increased $1.6 million or 12% from the same period of fiscal 2021. Gross profit as a percentage of net sales was 30.2% in the three months ended September 30, 2021 compared to 30.5% in the same period of fiscal 2021. Gross profit as a percentage of net sales has been impacted by material and supply chain cost increases. We were successful in adjusting selling prices and driving productivity to mitigate these cost increases.

Operating expenses of $11.1 million in the three months ended September 30, 2021 increased $0.9 million from the same period of fiscal 2021, primarily driven by higher commission expense as a result of higher sales and non-recurring cost savings in the prior year quarter.

Lighting Segment operating income of $4.3 million for the three months ended September 30, 2021 increased $0.7 million from operating income of $3.6 million in the same period of fiscal 2021 primarily driven by sales volume.

Display Solutions Segment
	Three Months Ended
	September 30
(In thousands)	2021	2020

Net Sales	$55,137	$24,601
Gross Profit	$9,036	$4,442
Operating Income	$3,749	$1,823

Display Solutions Segment net sales of $55.1 million in the three months ended September 30, 2021 increased $30.5 million or 124% from net sales of $24.6 million in the same period in fiscal 2021. The increase is driven by the inclusion of three months of results for JSI and growth in our Quick-Service Restaurants vertical.

Gross profit of $9.0 million in the three months ended September 30, 2021 increased $4.6 million or 103% from the same period of fiscal 2021. Gross profit as a percentage of net sales in the three months ended September 30, 2021 was 16.4% compared to 18.1% in the same period of fiscal 2021. We secured customer acceptance for price adjustments on national, multi-site Display Solutions programs, some of which are multi-year, but due to the size and significance of these program decisions, the duration of the pricing discussions limited price realization in the first quarter. Higher level pricing will be realized throughout the second quarter and more aligned with input costs by the end of the second quarter.

Operating expenses of $5.3 million in the three months ended September 30, 2021 increased $2.7 million from $2.6 million in the same period of fiscal 2021, primarily driven by the inclusion of three months of results for JSI and non-recurring cost savings in the prior year quarter.

Display Solutions Segment operating income of $3.7 million in the three months ended September 30, 2021 increased $1.9 million from operating income of $1.8 million in the same period of fiscal 2021. The increase of $1.9 million was primarily driven by an increase in sales.

Corporate and Eliminations
	Three Months Ended
	September 30
(In thousands)	2021	2020

Gross Profit	$17	$4
Operating (Loss)	$(3,644)	$(3,209)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $3.7 million in the three months ended September 30, 2021 increased $0.4 million or 14% from the same period of fiscal 2021. The net increase was primarily due to non-recurring cost savings in the prior year quarter.

Consolidated Results

We reported $0.2 million and $0.1 million of net interest expense in the three months ended September 30, 2021 and September 30, 2020, respectively. We also recorded other expense/(income) of $0.1 million and ($0.1) million in the three months ended September 30, 2021 and September 30, 2020, respectively, both of which is related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $1.0 million of income tax expense in the three months ended September 30, 2021 represents a consolidated effective tax rate of 24.2%. The $0.3 million of income tax expense in the three months ended September 30, 2020 represents a consolidated effective tax rate of 11.6% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act.

We reported net income of $3.1 million in the three months ended September 30, 2021 compared to net income of $2.0 million in the three months ended September 30, 2020. Non-GAAP adjusted net income was $3.5 million for the three months ended September 30, 2021 compared to adjusted net income of $2.1 million for the three months ended September 30, 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales. Diluted earnings per share of $0.11 was reported in the three months ended September 30, 2021 as compared to $0.07 diluted earnings per share in the same period of fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2021 were 27,743,000 shares compared to 26,968,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At September 30, 2021, we had working capital of $67.1 million compared to $54.1 million at June 30, 2021. The ratio of current assets to current liabilities was 1.91 to 1 compared to a ratio of 1.76 to 1 at June 30, 2021. The increase in working capital from June 30, 2021 to September 30, 2021 is primarily driven by a $9.0 million increase in net inventory, $9.0 million decrease in accrued expenses and a $6.2 million increase in net accounts receivable, partially offset by a $8.3 million increase in accounts payable and a $3.6 million increase in current maturities of long-term debt.

Net accounts receivable was $63.9 million and $57.7 million at September 30, 2021 and June 30, 2021, respectively. DSO decreased to 53 days at September 30, 2021 from 56 days at June 30, 2021.

Net inventories of $67.9 million at September 30, 2021 increased $9.0 million from $58.9 million at June 30, 2021. The increase of $9.0 million is the result of an increase in gross inventory of $9.1 million and an increase in obsolescence reserves of $0.1 million. Lighting Segment net inventory increased $6.8 million, in anticipation of an increase in market demand and ongoing supply chain challenges. Net inventory in the Display Solutions Segment increased $2.0 million.

Cash generated from operations and borrowing capacity under our line of credit is our primary source of liquidity. In September 2021, we amended our existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of September 30, 2021, $21.7 million of the credit line was available. We are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2022. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. We also have on file with the SEC a shelf registration statement which allows us to sell any combination of common stock, preferred stock warrants, senior or subordinated debt securities or other securities in one or more offerings if we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We used $7.9 million of cash from operating activities in the three months ended September 30, 2021 compared to a source of cash of $7.6 million in the three months ended September 30, 2020. The decrease in net cash flows from operating activities is the result of increases in inventory and accounts receivable and decreases in accrued expense and customer prepayments, partially offset by improved earnings and an increase in accounts payable.

We used $0.3 million and $0.4 million of cash related to investing activities in the three months ended September 30, 2021 and September 30, 2020, respectively, all of which were for capital expenditures in both periods.

We had a source of cash of $8.5 million related to financing activities in the three months ended September 30, 2021 compared to a use of cash of $1.3 million in the three months ended September 30, 2020. The $9.8 million change in cash flow was the net result of an increase in working capital, the majority of which was due to the build-up of inventory to ensure product availability, given supply chain challenges.

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

Cash Dividends

In November 2021, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 23, 2021 to shareholders of record as of November 15, 2021. The indicated annual cash dividend rate for fiscal 2022 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2021 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to market risk since June 30, 2021. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 13 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Sixth Amendment to Loan Documents dated as of September 30, 2021 between LSI and PNC Bank, National Association.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

November 4, 2021