Form 10-Q
period 2021-12-31
LSI INDUSTRIES INC
filed 2022-02-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of January 28, 2022, there were 26,641,808 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2021	2020	2021	2020

Net Sales	$111,143	$76,387	$217,540	$146,393

Cost of products and services sold	85,695	56,676	167,582	108,407

Severance costs	-	5	-	5

Restructuring costs	-	-	-	3

Gross profit	25,448	19,706	49,958	37,978

Selling and administrative expenses	21,026	17,004	41,092	33,074

Severance costs	-	16	-	16

Operating income	4,422	2,686	8,866	4,888

Interest (income)	-	(1)	-	(2)

Interest expense	529	63	763	121

Other expense (income)	9	(135)	88	(240)

Income before income taxes	3,884	2,759	8,015	5,009

Income tax expense	779	551	1,777	811

Net income	$3,105	$2,208	$6,238	$4,198

Earnings per common share (see Note 5)
Basic	$0.11	$0.08	$0.23	$0.16
Diluted	$0.11	$0.08	$0.22	$0.15

Weighted average common shares outstanding
Basic	27,292	26,639	27,144	26,580
Diluted	28,067	27,360	27,895	27,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Net Income	$3,105	$2,208	$6,238	$4,198

Foreign currency translation adjustment	9	102	(35)	147

Comprehensive Income	$3,114	$2,310	$6,203	$4,345

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2021	2021

ASSETS

Current assets

Cash and cash equivalents	$914	$2,282

Accounts receivable, less allowance for credit losses of $405 and $256, respectively	69,168	57,685

Inventories	71,954	58,941

Refundable income taxes	1,194	1,275

Other current assets	3,413	4,825

Total current assets	146,643	125,008

Property, Plant and Equipment, at cost
Land	4,010	3,984
Buildings	24,433	24,393
Machinery and equipment	67,087	65,928
Buildings under finance leases	2,033	2,033
Construction in progress	347	933
	97,910	97,271
Less accumulated depreciation	(69,296)	(66,719)
Net property, plant and equipment	28,614	30,552

Goodwill	44,388	43,788

Other intangible assets, net	70,360	72,773

Operating lease right-of-use assets	10,185	11,579

Other long-term assets, net	3,279	3,121

Total assets	$303,469	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2021	2021

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$-
Accounts payable	36,737	32,977
Accrued expenses	27,483	37,918

Total current liabilities	67,791	70,895

Long-term debt	83,030	68,178

Finance lease liabilities	1,386	1,521

Operating lease liabilities	9,436	10,890

Other long-term liabilities	2,940	4,167

Commitments and contingencies (Note 13)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 26,630,923 and 26,517,836 shares, respectively	136,707	132,526
Treasury shares, without par value	(4,941)	(2,450)
Deferred compensation plan	4,941	2,450
Retained earnings (loss)	2,165	(1,405)
Accumulated other comprehensive income	14	49

Total shareholders' equity	138,886	131,170

Total liabilities & shareholders' equity	$303,469	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	$(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	4,198	4,198
Other comprehensive income	-	-	-	-	-	147	-	147
Stock compensation awards	25	150	-	-	-	-	-	150
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	96	679	-	-	-	-	-	679
Activity of treasury shares, net	-	-	(83)	(571)	-	-	-	(571)
Deferred stock compensation	-	-	-	-	571	-	-	571
Stock compensation expense	-	902	-	-	-	-	-	902
Stock options exercised, net	33	178	-	-	-	-	-	178
Dividends — $0.20 per share	-	-	-	-	-	-	(2,681)	(2,681)

Balance at December 31, 2020	26,648	$129,622	(263)	$(1,692)	$1,692	$54	$(403)	$129,273

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	6,238	6,238
Other comprehensive loss	-	-	-	-	-	(35)	-	(35)
Stock compensation awards	19	150	-	-	-	-	-	150
Restricted stock units issued, net of shares withheld for tax withholdings	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	334	2,569	-	-	-	-	-	2,569
Activity of treasury shares, net	-	-	(324)	(2,491)	-	-	-	(2,491)
Deferred stock compensation	-	-	-	-	2,491	-	-	2,491
Stock compensation expense	-	1,686	-	-	-	-	-	1,686
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(2,668)	(2,668)

Balance at December 31, 2021	27,301	$136,707	(670)	$(4,941)	$4,941	$14	$2,165	$138,886

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$6,238	$4,198
Non-cash items included in net income
Depreciation and amortization	5,101	4,023
Deferred income taxes	(256)	315
Deferred compensation plan	2,569	679
Stock compensation expense	1,686	902
Issuance of common shares as compensation	150	150
Loss on disposition of fixed assets	22	-
Allowance for doubtful accounts	148	96
Inventory obsolescence reserve	955	817

Changes in certain assets and liabilities
Accounts receivable	(11,608)	(6,476)
Inventories	(13,995)	3,195
Refundable income taxes	77	(522)
Accounts payable	3,747	3,933
Accrued expenses and other	(6,360)	834
Customer prepayments	(5,017)	1,273
Net cash flows (used in) provided by operating activities	(16,543)	13,417

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(745)	(880)
Adjustment to JSI acquisition purchase price	500	-
Net cash flows used in investing activities	(245)	(880)

Cash Flows from Financing Activities
Payments of long-term debt	(77,737)	-
Borrowings of long-term debt	96,192	-
Cash dividends paid	(2,657)	(2,639)
Shares withheld for employees' taxes	(250)	(28)
Payments on financing lease obligations	(129)	(118)
Proceeds from stock option exercises	26	178
Net cash flows provided by (used in) financing activities	15,445	(2,607)

Change related to foreign currency	(25)	137

(Decrease) increase in cash and cash equivalents	(1,368)	10,067

Cash and cash equivalents at beginning of period	2,282	3,517

Cash and cash equivalents at end of period	$914	$13,584

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2021, the results of its operations for the three and six-month periods ended December 31, 2021 and 2020, and its cash flows for the six-month periods ended December 31, 2021 and 2020. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2021 Annual Report on Form 10-K. Financial information as of June 30, 2021 has been derived from the Company’s audited consolidated financial statements.

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

On occasion, the Company enters into bill-and-hold arrangements on a limited basis. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (1) the customer has requested delayed delivery and storage of the products by the Company because the customer wants to secure a supply of the products but lacks storage space; (ii) the risk of ownership has passed to the customer; (iii) the products are segregated from the Company’s other inventory items held for sale; (iv) the products are ready for shipment to the customer; and (v) the Company does not have the ability to use the products or direct them to another customer.

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	December 31, 2021		December 31, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$50,141	$35,437	$39,941	$15,987
Products and services transferred over time	7,135	18,430	5,185	15,274
	$57,276	$53,867	$45,126	$31,261

	Six Months Ended
(In thousands)	December 31, 2021		December 31, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$94,723	$72,868	$79,981	$30,441
Products and services transferred over time	13,813	36,136	10,550	25,421
	$108,536	$109,004	$90,531	$55,862

	Three Months Ended
(In thousands)	December 31, 2021		December 31, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$47,626	$12,551	$40,514	$6,870
Poles, printed graphics, display fixtures	9,079	31,127	4,154	15,392
Project management, installation services, shipping and handling	571	10,189	458	8,999
	$57,276	$53,867	$45,126	$31,261

	Six Months Ended
(In thousands)	December 31, 2021		December 31, 2020
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$89,505	$24,979	$78,383	$11,951
Poles, printed graphics, display fixtures	18,045	64,429	11,228	29,717
Project management, installation services, shipping and handling	986	19,596	920	14,194
	$108,536	$109,004	$90,531	$55,862

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

New Accounting Pronouncements:

In October 2021, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” creating an exception to the recognition and measurement principles in ASC 805. The amendment requires that entities apply ASC 606, “Revenue from Contracts with Customers,” rather than using fair value, to recognize and measure contracts assets and contract liabilities from contracts with customers acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, including adoption in an interim period, regardless of whether a business combination occurs in that period. The guidance should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period.

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

NOTE 3 — ACQUISITION OF JSI STORE FIXTURES

On  May 21, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of JSI Store Fixtures (JSI), a Maine-based provider of retail commercial display solutions, for $93.7 million. The acquisition of JSI expands the Company’s total addressable markets within the grocery and convenience store verticals. The Company funded the acquisition with a combination of cash on hand and $71.6 million from the credit facility.

The Company accounted for this transaction as a business combination. The Company preliminarily allocated the purchase price of approximately $93.7 million, which included an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values was recorded as goodwill. During the second quarter of fiscal 2022, goodwill increased by $0.6 million. The increase is the net difference between the original estimate of recovery from the pre-funded working capital and the final cash received of $0.5 million. The preliminary allocation is subject to the finalization of pre-acquisition tax filings, which are expected to be finalized in the fourth quarter of fiscal 2022. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of  May 21, 2021, is as follows:

	May 21, 2021
	as initially		May 21, 2021
(In thousands)	reported	Adjustments	as adjusted
Cash and cash equivalents	$4,067	$-	$4,067
Accounts receivable, net	9,252	-	9,252
Inventories	9,898	-	9,898
Property, plant and equipment	7,076	-	7,076
Other assets	7,440	-	7,440
Intangible assets	45,760	-	45,760
Accounts payable	(4,199)	-	(4,199)
Accrued liabilities	(8,434)	-	(8,434)
Deferred tax liability	(10,583)	-	(10,583)
Identifiable assets	60,277	-	60,277
Goodwill	33,415	600	34,015
Net purchase consideration	$93,692	$600	$94,292

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

The Lighting Segment includes non-residential outdoor and indoor lighting fixtures utilizing LED light sources that have been fabricated and assembled for the Company’s markets, primarily the petroleum/convenience markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. The Company also offers a variety of lighting controls to complement its lighting fixtures which include sensors, photocontrols, dimmers, motion detection and Bluetooth systems. The Company also services lighting product customers through the commercial and industrial project, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

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

One customer program in the Display Solutions Segment represents $11.4 million, or 10.3%, and $23.7 million, or 10.9%, of the Company’s net sales in the three and six months ended December 31, 2021, respectively. There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three or six months ended December 31, 2020. There was no concentration of accounts receivable at December 31, 2021 or June 30, 2021.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2021 and December 31, 2020:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2021	2020	2021	2020
Net Sales:
Lighting Segment	$57,276	$45,126	$108,536	$90,531
Display Solutions Segment	53,867	31,261	109,004	55,862
	$111,143	$76,387	$217,540	$146,393

Operating Income (Loss):
Lighting Segment	$4,623	$2,134	$8,962	$5,722
Display Solutions Segment	3,837	3,143	7,586	4,966
Corporate and Eliminations	(4,038)	(2,591)	(7,682)	(5,800)
	$4,422	$2,686	$8,866	$4,888

Capital Expenditures:
Lighting Segment	$172	$275	$352	$644
Display Solutions Segment	254	40	475	67
Corporate and Eliminations	22	160	(82)	169
	$448	$475	$745	$880

Depreciation and Amortization:
Lighting Segment	$1,450	$1,610	$2,911	$3,229
Display Solutions Segment	1,016	304	2,047	662
Corporate and Eliminations	72	76	143	132
	$2,538	$1,990	$5,101	$4,023

	December 31, 2021	June 30, 2021
Identifiable Assets:
Lighting Segment	$144,107	$132,169
Display Solutions Segment	153,921	147,354
Corporate and Eliminations	5,441	7,298
	$303,469	$286,821

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2021	2020	2021	2020
Lighting Segment inter-segment net sales	$11,266	$5,038	$21,723	$9,118

Display Solutions Segment inter-segment net sales	$72	$75	$235	$113

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

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020

BASIC EARNINGS PER SHARE

Net income	$3,105	$2,208	$6,238	$4,198

Weighted average shares outstanding during the period, net of treasury shares	26,625	26,367	26,589	26,343
Weighted average vested restricted stock units outstanding	30	20	24	15
Weighted average shares outstanding in the Deferred Compensation Plan during the period	637	252	531	222
Weighted average shares outstanding	27,292	26,639	27,144	26,580

Basic income per share	$0.11	$0.08	$0.23	$0.16

DILUTED EARNINGS PER SHARE

Net income	$3,105	$2,208	$6,238	$4,198

Weighted average shares outstanding:

Basic	27,292	26,639	27,144	26,580

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	775	721	751	581
Weighted average shares outstanding	28,067	27,360	27,895	27,161

Diluted income per share	$0.11	$0.08	$0.22	$0.15

Anti-dilutive securities (b)	981	1,062	984	1,101

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2021 and December 31, 2020 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2021	2021

Inventories:
Raw materials	$50,924	$40,567
Work-in-progress	2,646	4,757
Finished goods	18,384	13,617
Total Inventories	$71,954	$58,941

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2021	2021

Accrued Expenses:
Customer prepayments	$6,333	$11,352
Accrued warranty	4,686	5,295
Compensation and benefits	4,649	10,051
Accrued sales commissions	1,953	2,568
Operating lease liabilities	1,446	1,424
Accrued FICA	1,114	1,190
Finance lease liabilities	269	263
Accrued income tax	-	434
Other accrued expenses	7,033	5,341
Total Accrued Expenses	$27,483	$37,918

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. Following the acquisition of JSI, the Company has a total of three reporting units that contain goodwill. One reporting unit is within the Lighting Segment and two reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of December 31, 2021
Goodwill	$70,971	$62,105	$133,076
Measurement period adjustment	-	600	600
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2021	$9,208	$35,180	$44,388

Balance as of June 30, 2021
Goodwill	$70,971	$28,690	$99,661
Goodwill acquired	-	33,415	33,415
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2021	$9,208	$34,580	$43,788

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

	December 31, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$12,692	$49,391
Patents	268	252	16
LED technology firmware, software	20,966	14,007	6,959
Trade name	2,658	994	1,664
Non-compete	260	32	228
Total Amortized Intangible Assets	86,235	27,977	58,258

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$27,977	$70,360

	June 30, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$10,967	$51,116
Patents	268	237	31
LED technology firmware, software	20,966	13,415	7,551
Trade name	2,658	939	1,719
Non-compete	260	6	254
Total Amortized Intangible Assets	86,235	25,564	60,671

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$25,564	$72,773

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Amortization Expense of Other Intangible Assets	$1,198	$670	$2,413	$1,341

The Company expects to record annual amortization expense as follows:

2022	$4,808
2023	$4,760
2024	$4,760
2025	$4,760
2026	$4,754
After 2026	$36,829

NOTE 9 - DEBT

The Company’s long-term debt as of December 31, 2021 and June 30, 2021 consisted of the following:

	December 31,	June 30,
(In thousands)	2021	2021

Secured line of credit	$62,525	$68,178
Term loan, net of debt issuance costs of $31 and $0, respectively	24,076	-
Total debt	86,601	68,178
Less: amounts due within one year	3,571	-
Total amounts due after one year, net	$83,030	$68,178

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid $3.6 million annually over the five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the fourth quarter of fiscal 2022. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of December 31, 2021, there was $13.4 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of December 31, 2021.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $2.7 million and $2.6 million in the six months ended December 31, 2021 and December 31, 2020, respectively. Dividends on restricted stock units in the amount of $0.1 million were accrued as of both December 31, 2021 and 2020, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 15, 2022to shareholders of record as of February 7, 2022. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 1,692,180 as of December 31, 2021. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the six months ended December 31, 2021, the Company granted 189,980 PSUs and 145,781 RSUs, both with a weighted average fair market value of $8.16. Stock compensation expense was $1.1 million and $0.4 million for the three months ended December 31, 2021 and 2020, respectively, and $1.7 million and $0.9 million in the six months ended December 31, 2021 and 2020, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2021	2020
Cash Payments:
Interest	$627	$48
Income taxes	$2,820	$1,123

Non-cash investing and financing activities
Issuance of common shares as compensation	$150	$150
Issuance of common shares to fund deferred compensation plan	$2,569	$679

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2021, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Six Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
(In thousands)	2021	2020	2021

Balance at beginning of period	$13	$639	$639
Accrual of expense	-	21	41
Payments	(13)	(392)	(667)
Balance at end of period	$-	$268	$13

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and six months ended December 31, 2021 and 2020, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Operating lease cost	$870	$565	$1,749	$1,138
Financing lease cost:
Amortization of right of use assets	74	72	148	145
Interest on lease liabilities	20	23	41	47
Variable lease cost	22	1	44	2
Sublease income	(94)	-	(188)	-
Total lease cost	$892	$661	$1,794	$1,332

	Six Months Ended
	December 31
(In thousands)	2021	2020

Cash flows from operating leases
Fixed payments - operating cash flows	$1,778	$1,141
Liability reduction - operating cash flows	$1,502	$929

Cash flows from finance leases
Interest - operating cash flows	$42	$47
Repayments of principal portion - financing cash flows	$129	$118

Operating Leases:

	December 31,	June 30,
	2021	2021

Total operating right-of-use assets	$10,185	$11,579

Accrued expenses (Current liabilities)	$1,446	$1,424
Long-term operating lease liability	9,436	10,890
Total operating lease liabilities	$10,882	$12,314

Weighted Average remaining Lease Term (in years)	3.49	3.93

Weighted Average Discount Rate	4.81%	4.81%

Finance Leases:

	December 31,	June 30,
	2021	2021

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	30
Accumulated depreciation	(487)	(339)
Total finance lease assets, net	$1,576	$1,724

Accrued expenses (Current liabilities)	$269	$263
Long-term finance lease liability	1,386	1,521
Total finance lease liabilities	$1,655	$1,784

Weighted Average remaining Lease Term (in years)	5.28	5.78

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:

	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2022	$1,920	$191	$(189)	$1,922
2023	3,577	342	(377)	3,542
2024	3,280	337	(377)	3,240
2025	2,130	362	(31)	2,461
2026	828	362	-	1,190
Thereafter	216	304	-	520
Total lease payments	$11,951	$1,898	$(974)	$12,875
Less: Interest	(1,069)	(243)		(1,312)
Present Value of Lease Liabilities	$10,882	$1,655		$11,563

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	23.8%	25.0%	24.0%	24.5%
Uncertain tax positions	(3.9)	(4.8)	(1.5)	(2.2)
Tax rate changes	-	-	-	(7.0)
Share-based compensation	0.1	(0.2)	(0.3)	0.9
Effective tax rate	20.0%	20.0%	22.2%	16.2%

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

Summary of Consolidated Results

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Lighting Segment	$57,276	$45,126	$108,536	$90,531
Display Solutions Segment	53,867	31,261	109,004	55,862
	$111,143	$76,387	$217,540	$146,393

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Lighting Segment	$4,623	$2,134	$8,962	$5,722
Display Solutions Segment	3,837	3,143	7,586	4,966
Corporate and Eliminations	(4,038)	(2,591)	(7,682)	(5,800)
	$4,422	$2,686	$8,866	$4,888

Net sales of $111.1 million for the three months ended December 31, 2021 increased $34.7 million or 45% as compared to net sales of $76.4 million for the three months ended December 31, 2020. Net sales were driven by increased net sales of the Display Solutions Segment (an increase of $22.6 million or 72%) and increased net sales of the Lighting Segment (an increase of $12.1 million or 27%).

Net sales of $217.5 million for the six months ended December 31, 2021 increased $71.1 million or 49% as compared to net sales of $146.4 million for the six months ended December 31, 2020. Net sales were driven by increased net sales of the Display Solutions Segment (an increase of $53.1 million or 95%) and increased net sales of the Lighting Segment (an increase of $18.0 million or 20%).

Operating income of $4.4 million for the three months ended December 31, 2021 represents a $1.7 million increase from operating income of $2.7 million in the three months ended December 31, 2020. Adjusted operating income, a Non-GAAP measure, was $5.9 million in the three months ended December 31, 2021 compared to $3.1 million in the three months ended December 31, 2020. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Operating income of $8.9 million for the six months ended December 31, 2021 represents a $4.0 million increase from operating income of $4.9 million in the six months ended December 31, 2020. Adjusted operating income, a Non-GAAP measure, was $10.9 million in the six months ended December 31, 2021 compared to $5.8 million in the six months ended December 31, 2020. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income and earnings per share, which exclude the impact of stock compensation expense, acquisition costs, severance costs and restructuring costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, Net Debt and Organic Net Sales. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, Net Debt and Organic Net Sales.

Reconciliation of operating income to adjusted operating income:

	Three Months Ended
	December 31
(In thousands)	2021	2020

Operating Income as reported	$4,422	$2,686

Stock compensation expense	1,130	397

Acquisition costs	340	-

Severance costs	-	21

Adjusted Operating Income	$5,892	$3,104

Reconciliation of net income to adjusted net income

	Three Months Ended
	December 31
(In thousands, except per share data)	2021			2020
			Diluted EPS			Diluted EPS

Net Income as reported	$3,105		$0.11	$2,208		$0.08

Stock compensation expense	867	(1)	0.03	318	(3)	0.01

Acquisition costs	269	(2)	0.01	-		-

Severance costs	-		-	17	(4)	-

Net Income adjusted	$4,241		$0.15	$2,543		$0.09

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1)	$263
(2)	$71
(3)	$79
(4)	$4

Reconciliation of operating income to adjusted operating income:

	Six Months Ended
	December 31
(In thousands)	2021	2020

Operating Income as reported	$8,866	$4,888

Stock compensation expense	1,686	902

Acquisition costs	340	-

Severance costs	-	21

Restructuring costs	-	3

Adjusted Operating Income	$10,892	$5,814

Reconciliation of net income to adjusted net income

	Six Months Ended
	December 31
(In thousands, except per share data)	2021			2020
			Diluted EPS			Diluted EPS

Net Income as reported	$6,238		$0.22	$4,198		$0.15

Stock compensation expense	1,274	(1)	0.05	698	(3)	0.03

Acquisition costs	269	(2)	0.01	-		-

Severance costs	-		-	17	(4)	-

Restructuring costs	-		-	2	(5)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	(297)		(0.01)

Net Income adjusted	$7,781		$0.28	$4,618		$0.17

(1)	$412
(2)	$71
(3)	$204
(4)	$4
(5)	$1

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Operating Income as reported	$4,422	$2,686	$8,866	$4,888

Depreciation and Amortization	2,538	1,990	5,101	4,023

EBITDA	$6,960	$4,676	$13,967	$8,911

Stock compensation expense	1,130	397	1,686	902

Acquisition costs	340	-	340	-

Severance costs	-	21	-	21

Restructuring costs	-	-	-	3

Adjusted EBITDA	$8,430	$5,094	$15,993	$9,837

Reconciliation of cash flow from operations to free cash flow

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Cash Flow from Operations	$(8,654)	$5,778	$(16,543)	$13,417

Capital expenditures	(448)	(475)	(745)	(880)

Free Cash Flow	$(9,102)	$5,303	$(17,288)	$12,537

Reconciliation of Net Debt

	December 31,	June 30,
(In thousands)	2021	2021

Current portion and long-term debt as reported	$86,601	$68,178

Less:
Cash and cash equivalents as reported	914	2,282

Net Debt	$85,687	$65,896

Reconciliation of net sales to organic net sales

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2021	2020	2021	2020

Lighting Segment	$57,276	$45,126	$108,536	$90,531
Display Solutions Segment	53,867	31,261	109,004	55,862
Total net sales	111,143	76,387	217,540	146,393
Less:
JSI	20,560	-	43,907	-
Total organic net sales	$90,583	$76,387	$173,633	$146,393

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2020

Lighting Segment

	Three Months Ended
	December 31
(In thousands)	2021	2020

Net Sales	$57,276	$45,126
Gross Profit	$16,898	$13,704
Operating Income	$4,623	$2,134

Lighting Segment net sales of $57.3 million in the three months ended December 31, 2021 increased 27% from net sales of $45.1 million in the same period in fiscal 2021. The increase is due to increases in both our project business and sales into distributor stock, as well as the launch of new products. Project business sales improved in the warehousing, petroleum, parking, and automotive verticals.

Gross profit of $16.9 million in the three months ended December 31, 2021 increased $3.2 million or 23% from the same period of fiscal 2021. Gross profit as a percentage of net sales was 29.5% in the three months ended December 31, 2021 compared to 30.4% in the same period of fiscal 2021. Gross profit as a percentage of net sales reflects effective price management and productivity, along with mitigating continued increases from the inflationary impact of input costs.

Operating expenses of $12.3 million in the three months ended December 31, 2021 increased $0.7 million from the same period of fiscal 2021, primarily driven by higher commission expense as a result of higher sales.

Lighting Segment operating income of $4.6 million for the three months ended December 31, 2021 increased $2.5 million from operating income of $2.1 million in the same period of fiscal 2021 primarily driven by sales volume.

Display Solutions Segment

	Three Months Ended
	December 31
(In thousands)	2021	2020

Net Sales	$53,867	$31,261
Gross Profit	$8,559	$6,006
Operating Income	$3,837	$3,143

Display Solutions Segment net sales of $53.9 million in the three months ended December 31, 2021 increased $22.6 million or 72% from net sales of $31.3 million in the same period in fiscal 2021. The increase is driven primarily by the acquisition of JSI.

Gross profit of $8.6 million in the three months ended December 31, 2021 increased $2.5 million or 42% from the same period of fiscal 2021. Gross profit as a percentage of net sales in the three months ended December 31, 2021 was 15.9% compared to 19.2% in the same period of fiscal 2021. Gross profit as a percentage of net sales has been unfavorably impacted by inflationary input costs, partially offset by selling price increases, and project mix.

Operating expenses of $4.7 million in the three months ended December 31, 2021 increased $1.8 million from $2.9 million in the same period of fiscal 2021, primarily driven by the inclusion of three months of results for JSI.

Display Solutions Segment operating income of $3.8 million in the three months ended December 31, 2021 increased $0.7 million from operating income of $3.1 million in the same period of fiscal 2021. The increase of $0.7 million was primarily driven by an increase in sales.

Corporate and Eliminations

	Three Months Ended
	December 31
(In thousands)	2021	2020

Gross Profit (Loss)	$(9)	$(4)
Operating (Loss)	$(4,038)	$(2,591)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.0 million in the three months ended December 31, 2021 increased $1.4 million or 56% from the same period of fiscal 2021. The net increase was due to the acceleration of long-term incentive plan compensation expense and acquisition costs.

Consolidated Results

We reported $0.5 million and $0.1 million of net interest expense in the three months ended December 31, 2021 and December 31, 2020, respectively. The increase in interest expense from fiscal 2021 to fiscal 2022 is the result of higher levels of debt outstanding on our credit facility. We also recorded other expense/(income) in the three months ended December 31, 2021 and December 31, 2020, related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $0.8 million of income tax expense in the three months ended December 31, 2021 represents a consolidated effective tax rate of 20.0%. The $0.6 million of income tax expense in the three months ended December 31, 2020 represents a consolidated effective tax rate of 20.0%.

We reported net income of $3.1 million in the three months ended December 31, 2021 compared to net income of $2.2 million in the three months ended December 31, 2020. Non-GAAP adjusted net income was $4.2 million for the three months ended December 31, 2021 compared to adjusted net income of $2.5 million for the three months ended December 31, 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales. Diluted earnings per share of $0.11 was reported in the three months ended December 31, 2021 as compared to $0.08 diluted earnings per share in the same period of fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2021 were 28,067,000 shares compared to 27,360,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2021 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2020

Lighting Segment

	Six Months Ended
	December 31
(In thousands)	2021	2020

Net Sales	$108,536	$90,531
Gross Profit	$32,355	$27,530
Operating Income	$8,962	$5,722

Lighting Segment net sales of $108.5 million in the six months ended December 31, 2021 increased 20% from net sales of $90.5 million in the same period in fiscal 2021. The increase is due to increases in both our project business and sales into distributor stock, as well as the launch of new products. Project business sales improved in the warehousing, petroleum, parking, and automotive verticals.

Gross profit of $32.4 million in the six months ended December 31, 2021 increased $4.8 million or 17% from the same period of fiscal 2021. Gross profit as a percentage of net sales was 29.8% in the six months ended December 31, 2021 compared to 30.4% in the same period of fiscal 2021. Gross profit as a percentage of net sales reflects effective price management and productivity, along with mitigating continued increases from the inflationary impact of input costs.

Operating expenses of $23.4 million in the six months ended December 31, 2021 increased $1.6 million from the same period of fiscal 2021, primarily driven by higher commission expense as a result of higher sales and non-recurring cost savings due to COVID-19 in the prior year.

Lighting Segment operating income of $9.0 million for the six months ended December 31, 2021 increased $3.2 million from operating income of $5.7 million in the same period of fiscal 2021 primarily driven by sales volume.

Display Solutions Segment

	Six Months Ended
	December 31
(In thousands)	2021	2020

Net Sales	$109,004	$55,862
Gross Profit	$17,595	$10,448
Operating Income	$7,586	$4,966

Display Solutions Segment net sales of $109.0 million in the six months ended December 31, 2021 increased $53.1 million or 95% from net sales of $55.9 million in the same period in fiscal 2021. The increase is primarily driven by the acquisition of JSI.

Gross profit of $17.6 million in the six months ended December 31, 2021 increased $7.1 million or 68% from the same period of fiscal 2021. Gross profit as a percentage of net sales in the six months ended December 31, 2021 was 16.1% compared to 18.7% in the same period of fiscal 2021. Gross profit as a percentage of net sales has been unfavorably impacted by inflationary input costs, partially offset by selling price increases, and project mix.

Operating expenses of $10.0 million in the six months ended December 31, 2021 increased $4.5 million from $5.5 million in the same period of fiscal 2021, primarily driven by the inclusion of six months of results for JSI and non-recurring cost savings due to COVID-19 in the prior year.

Display Solutions Segment operating income of $7.6 million in the six months ended December 31, 2021 increased $2.6 million from operating income of $5.0 million in the same period of fiscal 2021. The increase of $2.6 million was primarily driven by an increase in sales.

Corporate and Eliminations

	Six Months Ended
	December 31
(In thousands)	2021	2020

Gross Profit (Loss)	$8	$-
Operating (Loss)	$(7,682)	$(5,800)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $7.7 million in the six months ended December 31, 2021 increased $1.9 million or 33% from the same period of fiscal 2021. The net increase was due to the acceleration of long-term incentive plan compensation expense and acquisition costs, as well as non-recurring cost savings due to COVID-19 in the prior year.

Consolidated Results

We reported $0.8 million and $0.1 million of net interest expense in the six months ended December 31, 2021 and December 31, 2020, respectively. The increase in interest expense from fiscal 2021 to fiscal 2022 is the result of higher levels of debt outstanding on our credit facility. We also recorded other expense/(income) in the six months ended December 31, 2021 and December 31, 2020, related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $1.8 million of income tax expense in the six months ended December 31, 2021 represents a consolidated effective tax rate of 22.2%. The $0.8 million income tax expense in the six months ended December 31, 2020 represents a consolidated effective tax rate of 16.2% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act.

We reported net income of $6.2 million in the six months ended December 31, 2021 compared to net income of $4.2 million in the six months ended December 31, 2020. Non-GAAP adjusted net income was $7.8 million for the six months ended December 31, 2021 compared to adjusted net income of $4.6 million for the six months ended December 31, 2020 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales. Diluted earnings per share of $0.22 was reported in the six months ended December 31, 2021 as compared to $0.15 diluted earnings per share in the same period of fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2021 were 27,895,000 shares compared to 27,161,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At December 31, 2021, we had working capital of $78.8 million compared to $54.1 million at June 30, 2021. The ratio of current assets to current liabilities was 2.16 to 1 compared to a ratio of 1.76 to 1 at June 30, 2021. The increase in working capital from June 30, 2021 to December 31, 2021 is primarily driven by a $13.0 million increase in net inventory, $11.5 million increase in net accounts receivable, and a $10.4 million decrease in accrued expenses, partially offset by a $3.8 million increase in accounts payable, a $3.6 million increase in current maturities of long-term debt and a $1.5 million decrease in other current assets.

Net accounts receivable was $69.2 million and $57.7 million at December 31, 2021 and June 30, 2021, respectively. DSO decreased to 54 days at December 31, 2021 from 56 days at June 30, 2021.

Net inventories of $71.9 million at December 31, 2021 increased $13.0 million from $58.9 million at June 30, 2021. The increase of $13.0 million is the result of an increase in gross inventory of $13.2 million and an increase in obsolescence reserves of $0.2 million. Lighting Segment net inventory increased $9.2 million, to support our product availability initiative to capitalize on new, short-lead time opportunities and to mitigate the ongoing supply chain challenges. Net inventory in the Display Solutions Segment increased $3.8 million, to support several ongoing programs.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. In September 2021, we amended our existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of December 31, 2021, $13.4 million of the credit line was available. We are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2022. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

We used $16.5 million of cash from operating activities in the six months ended December 31, 2021 compared to a source of cash of $13.4 million in the six months ended December 31, 2020. The decrease in net cash flows from operating activities is the result of increases in inventory and accounts receivable and decreases in accrued expense and customer prepayments, partially offset by improved earnings and an increase in accounts payable.

We used $0.2 million and $0.9 million of cash related to investing activities in the six months ended December 31, 2021 and December 31, 2020, respectively. Capital expenditures decreased from $0.9 million in the six months ended December 31, 2020 to $0.7 million in the six months ended December 31, 2021. We received $0.5 million of cash related to the settlement of working capital adjustments from the acquisition of JSI.

We had a source of cash of $15.4 million related to financing activities in the six months ended December 31, 2021 compared to a use of cash of $2.6 million in the six months ended December 31, 2020. The $18.0 million change in cash flow was the net result of an increase in the borrowings on the line of credit to support the growth in working capital. Most of the growth in working capital can be attributed to the increase in inventory to ensure product availability for critical sales growth initiatives and to mitigate supply chain challenges.

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

Cash Dividends

In January 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 15, 2022 to shareholders of record as of February 7, 2022. The indicated annual cash dividend rate for fiscal 2022 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

3.1	Amended and Restated (Consolidated) Articles of Incorporation of LSI Industries Inc.

10.1	Fiscal Year 2022 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2022 Short-Term Incentive Plan (STIP)*++

10.3	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement for FY22 Grant*

10.4	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement for FY22 Grant*++

10.5	Employee Stock Purchase Plan (incorporated by reference from the LSI’s Registration Statement on Form S-8 (Commission File Number 333-260767) filed on November 4, 2021)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
February 4, 2022