Form 10-Q
period 2022-03-31
LSI INDUSTRIES INC
filed 2022-05-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of April 29, 2022, there were 26,654,990 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2022	2021	2022	2021

Net Sales	$110,111	$72,204	$327,651	$218,597

Cost of products and services sold	83,318	54,112	250,900	162,519

Severance costs	-	-	-	5

Restructuring costs	-	-	-	3

Gross profit	26,793	18,092	76,751	56,070

Selling and administrative expenses	21,627	15,996	62,719	49,070

Severance costs	5	-	5	16

Operating income	5,161	2,096	14,027	6,984

Interest (income)	-	(2)	-	(4)

Interest expense	524	54	1,287	175

Other (income) expense	(55)	43	33	(197)

Income before income taxes	4,692	2,001	12,707	7,010

Income tax expense	1,074	529	2,851	1,340

Net income	$3,618	$1,472	$9,856	$5,670

Earnings per common share (see Note 5)
Basic	$0.13	$0.05	$0.36	$0.21
Diluted	$0.13	$0.05	$0.35	$0.21

Weighted average common shares outstanding
Basic	27,378	26,771	27,220	26,642
Diluted	28,083	27,727	27,945	27,352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Net Income	$3,618	$1,472	$9,856	$5,670

Foreign currency translation adjustment	46	(54)	11	93

Comprehensive Income	$3,664	$1,418	$9,867	$5,763

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2022	2021

ASSETS

Current assets

Cash and cash equivalents	$1,248	$2,282

Accounts receivable, less allowance for credit losses of $421 and $256, respectively	73,618	57,685

Inventories	78,364	58,941

Refundable income taxes	1,029	1,275

Other current assets	4,299	4,825

Total current assets	158,558	125,008

Property, Plant and Equipment, at cost
Land	4,010	3,984
Buildings	24,454	24,393
Machinery and equipment	67,446	65,928
Buildings under finance leases	2,033	2,033
Construction in progress	665	933
	98,608	97,271
Less accumulated depreciation	(70,626)	(66,719)
Net property, plant and equipment	27,982	30,552

Goodwill	44,388	43,788

Other intangible assets, net	69,162	72,773

Operating lease right-of-use assets	9,464	11,579

Other long-term assets, net	3,001	3,121

Total assets	$312,555	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2022	2021

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$-
Accounts payable	38,697	32,977
Accrued expenses	32,903	37,918

Total current liabilities	75,171	70,895

Long-term debt	81,387	68,178

Finance lease liabilities	1,316	1,521

Operating lease liabilities	9,068	10,890

Other long-term liabilities	3,068	4,167

Commitments and contingencies (Note 13)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 26,642,320 and 26,517,836 shares, respectively	138,082	132,526
Treasury shares, without par value	(5,457)	(2,450)
Deferred compensation plan	5,457	2,450
Retained earnings (loss)	4,403	(1,405)
Accumulated other comprehensive income	60	49

Total shareholders' equity	142,545	131,170

Total liabilities & shareholders' equity	$312,555	$286,821

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
(In thousands, except per share data)	Number Of Shares	Amount	Number Of Shares	Amount	Compensation Amount	Comprehensive Income (Loss)	Earnings (Loss)	Shareholders' Equity
Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	$(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	5,670	5,670
Other comprehensive income	-	-	-	-	-	93	-	93
Stock compensation awards	35	242	-	-	-	-	-	242
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	141	1,096	-	-	-	-	-	1,096
Activity of treasury shares, net	-	-	(128)	(990)	-	-	-	(990)
Deferred stock compensation	-	-	-	-	990	-	-	990
Stock compensation expense	-	1,317	-	-	-	-	-	1,317
Stock options exercised, net	128	962	-	-	-	-	-	962
Dividends — $0.20 per share	-	-	-	-	-	-	(4,010)	(4,010)

Balance at March 31, 2021	26,798	$131,330	(308)	$(2,111)	$2,111	$-	$(260)	$131,070

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	(Loss)	Equity
Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	9,856	9,856
Other comprehensive income	-	-	-	-	-	11	-	11
Stock compensation awards	30	225	-	-	-	-	-	225
Restricted stock units issued, net of shares withheld for tax withholdings	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	412	3,089	-	-	-	-	-	3,089
Activity of treasury shares, net	-	-	(401)	(3,007)	-	-	-	(3,007)
Deferred stock compensation	-	-	-	-	3,007	-	-	3,007
Stock compensation expense	-	2,466	-	-	-	-	-	2,466
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(4,048)	(4,048)

Balance at March 31, 2022	27,390	$138,082	(747)	$(5,457)	$5,457	$60	$4,403	$142,545

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$9,856	$5,670
Non-cash items included in net income
Depreciation and amortization	7,632	5,943
Deferred income taxes	26	332
Deferred compensation plan	3,089	1,096
Stock compensation expense	2,466	1,317
Issuance of common shares as compensation	225	242
Loss on disposition of fixed assets	57	-
Allowance for doubtful accounts	205	(15)
Inventory obsolescence reserve	752	1,226

Changes in certain assets and liabilities
Accounts receivable	(16,104)	(6,867)
Inventories	(20,175)	(2,817)
Refundable income taxes	247	(444)
Accounts payable	5,695	10,450
Accrued expenses and other	(3,708)	1,269
Customer prepayments	(2,931)	7,232
Net cash flows (used in) provided by operating activities	(12,668)	24,634

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,276)	(1,517)
Adjustment to JSI acquisition purchase price	500	-
Net cash flows used in investing activities	(776)	(1,517)

Cash Flows from Financing Activities
Payments of long-term debt	(113,195)	-
Borrowings of long-term debt	130,006	-
Cash dividends paid	(3,989)	(3,963)
Shares withheld for employees' taxes	(250)	(28)
Payments on financing lease obligations	(196)	(178)
Proceeds from stock option exercises	26	962
Net cash flows provided by (used in) financing activities	12,402	(3,207)

Change related to foreign currency	8	101

(Decrease) increase in cash and cash equivalents	(1,034)	20,011

Cash and cash equivalents at beginning of period	2,282	3,517

Cash and cash equivalents at end of period	$1,248	$23,528

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three and nine-month periods ended March 31, 2022 and 2021, and its cash flows for the nine-month periods ended March 31, 2022 and 2021. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2021 Annual Report on Form 10-K. Financial information as of June 30, 2021 has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's display solutions and select lighting products are customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore, recognizes revenue over time. The customized product types are as follows:

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	March 31, 2022		March 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$49,283	$41,231	$39,497	$12,550
Products and services transferred over time	7,843	11,754	6,243	13,914
	$57,126	$52,985	$45,740	$26,464

	Nine Months Ended
(In thousands)	March 31, 2022		March 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$144,006	$114,099	$119,478	$42,991
Products and services transferred over time	21,656	47,890	16,793	39,335
	$165,662	$161,989	$136,271	$82,326

	Three Months Ended
(In thousands)	March 31, 2022		March 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$47,196	$6,906	$40,298	$8,595
Poles, printed graphics, display fixtures	9,358	35,536	5,071	11,809
Project management, installation services, shipping and handling	572	10,543	371	6,060
	$57,126	$52,985	$45,740	$26,464

	Nine Months Ended
(In thousands)	March 31, 2022		March 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$136,701	$31,885	$118,681	$20,546
Poles, printed graphics, display fixtures	27,403	99,965	16,299	41,526
Project management, installation services, shipping and handling	1,558	30,139	1,291	20,254
	$165,662	$161,989	$136,271	$82,326

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

Reclassifications

Certain amounts reported in the prior year in Note 7 have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements:

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” creating an exception to the recognition and measurement principles in ASC 805. The amendment requires that entities apply ASC 606, “Revenue from Contracts with Customers,” rather than using fair value, to recognize and measure contracts assets and contract liabilities from contracts with customers acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, including adoption in an interim period, regardless of whether a business combination occurs in that period. The guidance should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. The Company is evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

In March 2020 and January 2021, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope,” respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

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

The unaudited pro forma financial information for the twelve months ended  June 30, 2021 and  June 30, 2020 is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income of $19.3 million for fiscal 2021 excludes acquisition-related expenses of $2.9 million.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three or nine months ended March 31, 2022 or March 31, 2021. There was no concentration of accounts receivable at March 31, 2022 or June 30, 2021.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2022 and March 31, 2021:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2022	2021	2022	2021
Net Sales:
Lighting Segment	$57,126	$45,740	$165,662	$136,271
Display Solutions Segment	52,985	26,464	161,989	82,326
	$110,111	$72,204	$327,651	$218,597

Operating Income (Loss):
Lighting Segment	$4,959	$3,797	$13,921	$9,519
Display Solutions Segment	4,556	1,230	12,142	6,196
Corporate and Eliminations	(4,354)	(2,931)	(12,036)	(8,731)
	$5,161	$2,096	$14,027	$6,984

Capital Expenditures:
Lighting Segment	$272	$605	$624	$1,249
Display Solutions Segment	185	17	660	84
Corporate and Eliminations	74	15	(8)	184
	$531	$637	$1,276	$1,517

Depreciation and Amortization:
Lighting Segment	$1,450	$1,566	$4,361	$4,795
Display Solutions Segment	1,021	278	3,068	940
Corporate and Eliminations	60	76	203	208
	$2,531	$1,920	$7,632	$5,943

	March 31, 2022	June 30, 2021
Identifiable Assets:
Lighting Segment	$149,062	$132,169
Display Solutions Segment	158,415	147,354
Corporate and Eliminations	5,078	7,298
	$312,555	$286,821

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2022	2021	2022	2021
Lighting Segment inter-segment net sales	$5,683	$6,880	$27,406	$15,998

Display Solutions Segment inter-segment net sales	$54	$46	$289	$159

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

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021

BASIC EARNINGS PER SHARE

Net income	$3,618	$1,472	$9,856	$5,670

Weighted average shares outstanding during the period, net of treasury shares	26,642	26,467	26,606	26,384
Weighted average vested restricted stock units outstanding	31	20	26	16
Weighted average shares outstanding in the Deferred Compensation Plan during the period	705	284	588	242
Weighted average shares outstanding	27,378	26,771	27,220	26,642

Basic income per share	$0.13	$0.05	$0.36	$0.21

DILUTED EARNINGS PER SHARE

Net income	$3,618	$1,472	$9,856	$5,670

Weighted average shares outstanding:

Basic	27,378	26,771	27,220	26,642

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	705	956	725	710
Weighted average shares outstanding	28,083	27,727	27,945	27,352

Diluted income per share	$0.13	$0.05	$0.35	$0.21

Anti-dilutive securities (b)	1,427	654	1,043	1,017

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2022 and March 31, 2021 because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2022	2021

Inventories:
Raw materials	$53,534	$40,567
Work-in-progress	2,789	4,757
Finished goods	22,041	13,617
Total Inventories	$78,364	$58,941

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2022	2021

Accrued Expenses:
Customer prepayments	$8,421	$11,352
Compensation and benefits	8,029	10,051
Accrued warranty	4,337	5,295
Accrued freight	3,213	1,629
Accrued sales commissions	2,458	2,568
Accrued FICA	1,179	1,190
Operating lease liabilities	1,070	1,424
Finance lease liabilities	272	263
Accrued income tax	-	434
Other accrued expenses	3,924	3,712
Total Accrued Expenses	$32,903	$37,918

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

As of  March 1, 2022, the Company performed its annual preliminary goodwill impairment test on the three reporting units that contain goodwill. The preliminary goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 18% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $12.2 million or 1,316% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $100.4 million or 12% above the carrying value of the reporting unit including goodwill. The definitive impairment test is expected to be completed in the fourth quarter of fiscal 2022. It is anticipated that the results of the definitive test will not change when the test is complete.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of March 31, 2022
Goodwill	$70,971	$62,105	$133,076
Measurement period adjustment	-	600	600
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2022	$9,208	$35,180	$44,388

Balance as of June 30, 2021
Goodwill	$70,971	$28,690	$99,661
Goodwill acquired	-	33,415	33,415
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2021	$9,208	$34,580	$43,788

The Company has two indefinite-lived intangible assets. The Company performed its annual review of indefinite-lived intangible assets as of  March 1, 2022 and determined there was no impairment. The preliminary impairment test of the first indefinite-lived intangible asset passed with a fair market value of $17.0 million or 396% above its carrying value. The preliminary impairment test of the second indefinite-lived intangible asset passed with a fair market value of and $10.6 million or 22% above its carrying value. The definitive indefinite-lived impairment test is expected to be completed in the fourth quarter of fiscal 2022. It is anticipated that the results of the definitive test will not change when the test is complete.

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

	March 31, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$13,546	$48,537
Patents	268	260	8
LED technology firmware, software	20,966	14,303	6,663
Trade name	2,658	1,021	1,637
Non-compete	260	45	215
Total Amortized Intangible Assets	86,235	29,175	57,060

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$29,175	$69,162

	June 30, 2021
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$10,967	$51,116
Patents	268	237	31
LED technology firmware, software	20,966	13,415	7,551
Trade name	2,658	939	1,719
Non-compete	260	6	254
Total Amortized Intangible Assets	86,235	25,564	60,671

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$25,564	$72,773

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Amortization Expense of Other Intangible Assets	$1,198	$671	$3,611	$2,012

The Company expects to record annual amortization expense as follows:

(In thousands)

2022	$4,808
2023	$4,760
2024	$4,760
2025	$4,760
2026	$4,754
After 2026	$36,829

NOTE 9 - DEBT

The Company’s long-term debt as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
(In thousands)	2022	2021

Secured line of credit	$61,774	$68,178
Term loan, net of debt issuance costs of $30 and $0, respectively	23,184	-
Total debt	84,958	68,178
Less: amounts due within one year	3,571	-
Total amounts due after one year, net	$81,387	$68,178

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid $3.6 million annually over the five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. The increment over LIBOR borrowing rate will be 200 basis points for the first quarter of fiscal 2023. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of March 31, 2022, there was $13.2 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of March 31, 2022.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $4.0 million in both the nine months ended March 31, 2022 and March 31, 2021. Dividends on restricted stock units in the amount of $0.1 million were accrued as of both March 31, 2022 and 2021. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 17, 2022 to shareholders of record as of May 9, 2022. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 1,569,938 as of March 31, 2022. The 2019 Omnibus Plan implements the use of a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the nine months ended March 31, 2022, the Company granted 189,980 PSUs and 145,781 RSUs, both with a weighted average fair market value of $8.16. Stock compensation expense was $0.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and $2.5 million and $1.3 million in the nine months ended March 31, 2022 and 2021, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2022	2021
Cash Payments:
Interest	$1,067	$71
Income taxes	$3,581	$1,473

Non-cash investing and financing activities
Issuance of common shares as compensation	$225	$242
Issuance of common shares to fund deferred compensation plan	$3,089	$1,096

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2022, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The activity in the Company’s accrued severance liability is as follows for the periods indicated:

	Nine Months	Nine Months	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(In thousands)	2022	2021	2021

Balance at beginning of period	$13	$639	$639
Accrual of expense	5	21	41
Payments	(18)	(555)	(667)
Balance at end of period	$-	$105	$13

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and nine months ended March 31, 2022 and 2021, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Operating lease cost	$868	$576	$2,617	$1,714
Financing lease cost:
Amortization of right of use assets	74	73	221	218
Interest on lease liabilities	19	22	61	69
Variable lease cost	22	-	65	2
Sublease income	(94)	-	(283)	-
Total lease cost	$889	$671	$2,681	$2,003

Supplemental Cash Flow Information:

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Cash flows from operating leases
Fixed payments - operating cash flows	$2,669	$1,707
Liability reduction - operating cash flows	$2,271	$1,397

Cash flows from finance leases
Interest - operating cash flows	$61	$69
Repayments of principal portion - financing cash flows	$196	$178

Operating Leases:	March 31,	June 30,
	2022	2021

Total operating right-of-use assets	$9,464	$11,579

Accrued expenses (Current liabilities)	$1,070	$1,424
Long-term operating lease liability	9,068	10,890
Total operating lease liabilities	$10,138	$12,314

Weighted Average remaining Lease Term (in years)	3.27	3.93

Weighted Average Discount Rate	4.81%	4.81%

Finance Leases:	March 31,	June 30,
	2022	2021

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	30
Accumulated depreciation	(561)	(339)
Total finance lease assets, net	$1,502	$1,724

Accrued expenses (Current liabilities)	$272	$263
Long-term finance lease liability	1,316	1,521
Total finance lease liabilities	$1,588	$1,784

Weighted Average remaining Lease Term (in years)	5.03	5.78

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2022	$1,029	$105	$(94)	$1,040
2023	3,583	342	(377)	3,548
2024	3,280	337	(377)	3,240
2025	2,131	362	(31)	2,462
2026	829	362	-	1,191
Thereafter	221	303	-	524
Total lease payments	$11,073	$1,811	$(879)	$12,005
Less: Interest	(935)	(223)		(1,158)
Present Value of Lease Liabilities	$10,138	$1,588		$10,847

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	22.4%	23.8%	23.4%	24.3%
Uncertain tax positions	0.5	0.8	(0.8)	(1.3)
Tax rate changes	-	-	-	(5.0)
Share-based compensation	-	1.8	(0.2)	1.1
Effective tax rate	22.9%	26.4%	22.4%	19.1%

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

Summary of Consolidated Results

Net Sales by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Lighting Segment	$57,126	$45,740	$165,662	$136,271
Display Solutions Segment	52,985	26,464	161,989	82,326
	$110,111	$72,204	$327,651	$218,597

Operating Income (Loss) by Business Segment

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Lighting Segment	$4,959	$3,797	$13,921	$9,519
Display Solutions Segment	4,556	1,230	12,142	6,196
Corporate and Eliminations	(4,354)	(2,931)	(12,036)	(8,731)
	$5,161	$2,096	$14,027	$6,984

Net sales of $110.1 million for the three months ended March 31, 2022 increased $37.9 million or 53% as compared to net sales of $72.2 million for the three months ended March 31, 2021. Net sales of the Display Solutions Segment increased $26.5 million or 100% and net sales of the Lighting Segment increased $11.4 million or 25%.

Net sales of $327.7 million for the nine months ended March 31, 2022 increased $109.1 million or 50% as compared to net sales of $218.6 million for the nine months ended March 31, 2021. Net sales of the Display Solutions Segment increased $80.0 million or 97% and net sales of the Lighting Segment increased $29.4 million or 22%.

Operating income of $5.2 million for the three months ended March 31, 2022 represents a $3.1 million increase from operating income of $2.1 million in the three months ended March 31, 2021. Adjusted operating income, a Non-GAAP measure, was $6.0 million in the three months ended March 31, 2022 compared to $2.5 million in the three months ended March 31, 2021. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Operating income of $14.0 million for the nine months ended March 31, 2022 represents a $7.0 million increase from operating income of $7.0 million in the nine months ended March 31, 2021. Adjusted operating income, a Non-GAAP measure, was $16.9 million in the nine months ended March 31, 2022 compared to $8.3 million in the nine months ended March 31, 2021. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

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

Reconciliation of operating income to adjusted operating income:

	Three Months Ended
	March 31
(In thousands)	2022	2021

Operating Income as reported	$5,161	$2,096

Stock compensation expense	780	415

Acquisition costs	21	-

Severance costs	5	-

Adjusted Operating Income	$5,967	$2,511

Reconciliation of net income to adjusted net income

	Three Months Ended
	March 31
(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$3,618		$0.13	$1,472		$0.05

Stock compensation expense	576	(1)	0.02	314	(4)	0.01

Acquisition costs	16	(2)	-	-		-

Severance costs	4	(3)	-	-		-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	44		-

Net Income adjusted	$4,214		$0.15	$1,830		$0.07

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $204

(2) $5

(3) $1

(4) $101

Reconciliation of operating income to adjusted operating income:

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Operating Income as reported	$14,027	$6,984

Stock compensation expense	2,466	1,317

Acquisition costs	361	-

Severance costs	5	21

Restructuring costs	-	3

Adjusted Operating Income	$16,859	$8,325

Reconciliation of net income to adjusted net income

	Nine Months Ended
	March 31
(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$9,856		$0.35	$5,670		$0.21

Stock compensation expense	1,850	(1)	0.07	1,012	(4)	0.04

Acquisition costs	285	(2)	0.01	-		-

Severance costs	4	(3)	-	17	(5)	-

Restructuring costs	-		-	2	(6)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	(254)		(0.01)

Net Income adjusted	$11,995		$0.43	$6,447		$0.24

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $616

(2) $76

(3) $1

(4) $305

(5) $4

(6) $1

The reconciliation of reported net income and earnings per share to adjusted net income and earnings per share may not agree due to rounding differences and due to the difference between basic and dilutive weighted average shares outstanding in the computation of earnings per share.

Reconciliation of operating income to EBITDA and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Operating Income as reported	$5,161	$2,096	$14,027	$6,984

Depreciation and Amortization	2,531	1,920	7,632	5,943

EBITDA	$7,692	$4,016	$21,659	$12,927

Stock compensation expense	780	415	2,466	1,317

Acquisition costs	21	-	361	-

Severance costs	5	-	5	21

Restructuring costs	-	-	-	3

Adjusted EBITDA	$8,498	$4,431	$24,491	$14,268

Reconciliation of cash flow from operations to free cash flow

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Cash Flow from Operations	$3,875	$11,217	$(12,668)	$24,634

Capital expenditures	(531)	(637)	(1,276)	(1,517)

Free Cash Flow	$3,344	$10,580	$(13,944)	$23,117

Reconciliation of Net Debt

	March 31,	June 30,
(In thousands)	2022	2021

Current portion and long-term debt as reported	$84,958	$68,178

Less:
Cash and cash equivalents as reported	1,248	2,282

Net Debt	$83,710	$65,896

Reconciliation of net sales to organic net sales

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2022	2021	2022	2021

Lighting Segment	$57,126	$45,740	$165,662	$136,271
Display Solutions Segment	52,985	26,464	161,989	82,326
Total net sales	110,111	72,204	327,651	218,597
Less:
JSI	29,045	-	72,952	-
Total organic net sales	$81,066	$72,204	$254,699	$218,597

Results of Operations

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Lighting Segment

	Three Months Ended
	March 31
(In thousands)	2022	2021

Net Sales	$57,126	$45,740
Gross Profit	$16,654	$14,159
Operating Income	$4,959	$3,797

Lighting Segment net sales of $57.1 million in the three months ended March 31, 2022 increased 25% from net sales of $45.7 million in the same period of fiscal 2021. The sales growth was across all key vertical markets, with significant contributions from new and enhanced products.

Gross profit of $16.7 million in the three months ended March 31, 2022 increased $2.5 million or 18% from the same period of fiscal 2021. Gross profit as a percentage of net sales was 29.2% in the three months ended March 31, 2022 compared to 31.0% in the same period of fiscal 2021. Gross profit as a percentage of net sales decreased as selling price realization lagged the increase in input and transportation costs.

Operating expenses of $11.7 million in the three months ended March 31, 2022 increased $1.3 million from the same period of fiscal 2021, primarily driven by higher commission expense as a result of higher sales.

Lighting Segment operating income of $5.0 million for the three months ended March 31, 2022 increased $1.2 million from operating income of $3.8 million in the same period of fiscal 2021 primarily driven by sales volume.

Display Solutions Segment

	Three Months Ended
	March 31
(In thousands)	2022	2021

Net Sales	$52,985	$26,464
Gross Profit	$10,171	$3,933
Operating Income	$4,556	$1,230

Display Solutions Segment net sales of $53.0 million in the three months ended March 31, 2022 increased $26.5 million or 100% from net sales of $26.5 million in the same period in fiscal 2021. The increase is driven primarily by the acquisition of JSI.

Gross profit of $10.2 million in the three months ended March 31, 2022 increased $6.2 million or 159% from the same period of fiscal 2021. Gross profit as a percentage of net sales in the three months ended March 31, 2022 was 19.2% compared to 14.9% in the same period of fiscal 2021. Gross profit as a percentage of net sales reflects both the accretive effect of the JSI acquisition and improvements to core business margins.

Operating expenses of $5.6 million in the three months ended March 31, 2022 increased $2.9 million from $2.7 million in the same period of fiscal 2021, primarily driven by the inclusion of three months of results for JSI.

Display Solutions Segment operating income of $4.5 million in the three months ended March 31, 2022 increased $3.3 million from operating income of $1.2 million in the same period of fiscal 2021. The increase in operating income was primarily driven by an increase in sales.

Corporate and Eliminations

	Three Months Ended
	March 31
(In thousands)	2022	2021

Gross (Loss) Profit	$(32)	$-
Operating (Loss)	$(4,354)	$(2,931)

The gross (loss) profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.3 million in the three months ended March 31, 2022 increased $1.4 million or 48% from the same period of fiscal 2021. The net increase was due to increased incentive plan expense and acquisition integration costs.

Consolidated Results

We reported $0.5 million and $0.1 million of net interest expense in the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in interest expense from fiscal 2021 to fiscal 2022 is the result of higher levels of debt outstanding on our credit facility. We also recorded other (income)/expense in the three months ended March 31, 2022 and March 31, 2021, related to net foreign exchange currency transaction gains and losses through our Mexican and Canadian subsidiaries.

The $1.1 million of income tax expense in the three months ended March 31, 2022 represents a consolidated effective tax rate of 22.9%. The $0.5 million of income tax expense in the three months ended March 31, 2021 represents a consolidated effective tax rate of 26.4%.

We reported net income of $3.6 million in the three months ended March 31, 2022 compared to net income of $1.5 million in the three months ended March 31, 2021. Non-GAAP adjusted net income was $4.2 million for the three months ended March 31, 2022 compared to adjusted net income of $1.8 million for the three months ended March 31, 2021 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales. Diluted earnings per share of $0.13 was reported in the three months ended March 31, 2022 as compared to $0.05 diluted earnings per share in the same period of fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2022 were 28,083,000 shares compared to 27,727,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2022 COMPARED TO NINE MONTHS ENDED MARCH 31, 2021

Lighting Segment

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Net Sales	$165,662	$136,271
Gross Profit	$49,009	$41,689
Operating Income	$13,921	$9,519

Lighting Segment net sales of $165.7 million in the nine months ended March 31, 2022 increased 22% from net sales of $136.3 million in the same period in fiscal 2021 The sales growth was across all key vertical markets, with significant contributions from new and enhanced products.

Gross profit of $49.0 million in the nine months ended March 31, 2022 increased $7.3 million or 18% from the same period of fiscal 2021. Gross profit as a percentage of net sales was 29.6% in the nine months ended March 31, 2022 compared to 30.6% in the same period of fiscal 2021. Gross profit as a percentage of net sales decreased as selling price realization lagged the increase in input and transportation costs.

Operating expenses of $35.1 million in the nine months ended March 31, 2022 increased $2.9 million from the same period of fiscal 2021, primarily driven by higher commission expense as a result of higher sales and non-recurring cost savings due to COVID-19 in the prior year.

Lighting Segment operating income of $13.9 million for the nine months ended March 31, 2022 increased $4.4 million from operating income of $9.5 million in the same period of fiscal 2021 primarily driven by sales volume.

Display Solutions Segment

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Net Sales	$161,989	$82,326
Gross Profit	$27,766	$14,381
Operating Income	$12,142	$6,196

Display Solutions Segment net sales of $162.0 million in the nine months ended March 31, 2022 increased $79.7 million or 97% from net sales of $82.3 million in the same period in fiscal 2021. The increase is primarily driven by the acquisition of JSI.

Gross profit of $27.8 million in the nine months ended March 31, 2022 increased $13.4 million or 93% from the same period of fiscal 2021. Gross profit as a percentage of net sales in the nine months ended March 31, 2022 was 17.1% compared to 17.5% in the same period of fiscal 2021. Gross profit as a percentage of net sales reflects both the accretive effect of the JSI acquisition and improvements to core business margins, partially offset by the impact of input costs.

Operating expenses of $15.6 million in the nine months ended March 31, 2022 increased $7.4 million from $8.2 million in the same period of fiscal 2021, primarily driven by the inclusion of nine months of results for JSI and non-recurring cost savings due to COVID-19 in the prior year.

Display Solutions Segment operating income of $12.1 million in the nine months ended March 31, 2022 increased $5.9 million from operating income of $6.2 million in the same period of fiscal 2021. The increase of $5.9 million was primarily driven by an increase in sales.

Corporate and Eliminations

	Nine Months Ended
	March 31
(In thousands)	2022	2021

Gross (Loss) Profit	$(24)	$-
Operating (Loss)	$(12,036)	$(8,731)

The gross (loss) profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $12.0 million in the nine months ended March 31, 2022 increased $3.3 million or 38% from the same period of fiscal 2021. The net increase was due to increased incentive plan expense and acquisition integration costs, as well as non-recurring cost savings due to COVID-19 in the prior year.

Consolidated Results

We reported $1.3 million and $0.2 million of net interest expense in the nine months ended March 31, 2022 and March 31, 2021, respectively. The increase in interest expense from fiscal 2021 to fiscal 2022 is the result of higher levels of debt outstanding on our credit facility. We also recorded other expense/(income) in the nine months ended March 31, 2022 and March 31, 2021, related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $2.9 million of income tax expense in the nine months ended March 31, 2022 represents a consolidated effective tax rate of 22.4%. The $1.3 million income tax expense in the nine months ended March 31, 2021 represents a consolidated effective tax rate of 19.1% and was driven by a favorable deferred tax asset adjustment related to a net operating loss carryback from the CARES Act.

We reported net income of $9.9 million in the nine months ended March 31, 2022 compared to net income of $5.7 million in the nine months ended March 31, 2021. Non-GAAP adjusted net income was $12.0 million for the nine months ended March 31, 2022 compared to adjusted net income of $6.4 million for the nine months ended March 31, 2021. (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales. Diluted earnings per share of $0.35 was reported in the nine months ended March 31, 2022 as compared to $0.21 diluted earnings per share in the same period of fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2022 were 27,945,000 shares compared to 27,352,000 shares in the same period last year.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At March 31, 2022, we had working capital of $83.4 million compared to $54.1 million at June 30, 2021. The ratio of current assets to current liabilities was 2.11 to 1 compared to a ratio of 1.76 to 1 at June 30, 2021. The increase in working capital from June 30, 2021 to March 31, 2022 is primarily driven by a $19.4 million increase in net inventory, $15.9 million increase in net accounts receivable, and a $5.0 million decrease in accrued expenses, partially offset by a $5.7 million increase in accounts payable, a $3.5 million increase in current maturities of long-term debt, and a $1.8 million decrease in cash and other current assets.

Net accounts receivable was $73.6 million and $57.7 million at March 31, 2022 and June 30, 2021, respectively. DSO decreased to 55 days at March 31, 2022 from 56 days at June 30, 2021.

Net inventories of $78.4 million at March 31, 2022 increased $19.4 million from $58.9 million at June 30, 2021. The increase of $19.4 million is the result of an increase in gross inventory of $19.2 million and a decrease in obsolescence reserves of $0.2 million. Lighting Segment net inventory increased $14.8 million, to support our product availability initiative to capitalize on new, short-lead time opportunities and to mitigate the ongoing supply chain challenges. Net inventory in the Display Solutions Segment increased $4.6 million, to support several ongoing programs.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. In September 2021, we amended our existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of March 31, 2022, $13.2 million of the credit line was available. We are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months. However, as the future impact of COVID-19 and the escalation of supply chain challenges on the economy and our operations evolves, we will continue to assess our liquidity needs.

We used $12.7 million of cash from operating activities in the nine months ended March 31, 2022 compared to a source of cash of $24.6 million in the nine months ended March 31, 2021. The decrease in net cash flows from operating activities is the result of increases in inventory and accounts receivable and decreases in accrued expense and customer prepayments, partially offset by improved earnings and an increase in accounts payable.

We used $0.8 million and $1.5 million of cash related to investing activities in the nine months ended March 31, 2022 and March 31, 2021, respectively. Capital expenditures decreased from $1.5 million in the nine months ended March 31, 2021 to $1.3 million in the nine months ended March 31, 2022. We received $0.5 million of cash related to the settlement of working capital adjustments from the acquisition of JSI.

We had a source of cash of $12.4 million related to financing activities in the nine months ended March 31, 2022 compared to a use of cash of $3.2 million in the nine months ended March 31, 2021. The $15.6 million change in cash flow was the net result of an increase in the borrowings on the line of credit to support the growth in working capital. Most of the growth in working capital can be attributed to the increase in inventory to ensure product availability for critical sales growth initiatives and to mitigate supply chain challenges.

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

Cash Dividends

In April 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 17, 2022 to shareholders of record as of May 9, 2022. The indicated annual cash dividend rate for fiscal 2022 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 2, 2021, LSI Industries Inc. (the “Company”) held its annual meeting of shareholders (the “Meeting”). One of the proposals for the shareholders to consider was an amendment to the Company’s Articles of Incorporation (the “Articles”) to increase the number of authorized shares of common stock from 40,000,000 to 50,000,000 (the “Amendment”). At the meeting the Amendment was reported as approved by shareholders. However, after the Meeting, the Company identified an inadvertent discrepancy related solely to disclosure and counting of broker non-votes and the Amendment proposal in the Meeting’s proxy statement. Although the counting of these broker non-votes would likely not have any effect on the approval of the Amendment, the Company, out of an abundance of caution, has determined to deem the Amendment not to be valid and will seek another vote and shareholder approval to amend its Articles to increase its authorized shares of common stock at a later date and subject to a new proxy statement. The Company has not issued any of the additional shares approved at the Meeting.

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
May 6, 2022