Form 10-K
period 2022-06-30
LSI INDUSTRIES INC
filed 2022-09-09
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $166,774,208 based upon a closing sale price of $6.86 per share as reported on The NASDAQ Global Select Market.

At August 31, 2022, there were 26,884,612 no par value Common Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2022 Annual Meeting of Shareholders to be held on November 1, 2022 are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2022 FORM 10-K ANNUAL REPORT
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

PART I

ITEM 1. BUSINESS

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of high-performance, American-made lighting solutions. The Company’s strength in outdoor lighting applications creates opportunities for it to introduce additional solutions to its valued customers. Retail display solutions consist of graphics solutions, digital signage, and technically advanced food display equipment for strategic vertical markets. LSI’s team of internal specialists also provide comprehensive project management services in support of large-scale product rollouts.

Our business is organized as follows: the Lighting Segment, which represented 51% of our fiscal 2022 net sales and the Display Solutions Segment, which represented 49% of our fiscal 2022 net sales. See Note 3 of Notes to Consolidated Financial Statements beginning on page 48 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2022	2021
Lighting Segment	$233,449	$189,000
Display Solutions Segment	221,671	126,612
Total Net Sales	$455,120	$315,612

Lighting Segment

Our Lighting Segment manufactures, markets, and sells outdoor and indoor lighting fixture and controls solutions in the commercial and industrial markets, including the following vertical markets: refueling and convenience store, parking lot and garage, quick-service restaurant, retail, grocery and pharmacy, automotive dealership, sports court and field, and warehouse. We service these markets through multiple channels: project business sold through electrical distributors and agents and shipped directly to the customer; standard products sold to and stocked by distributors; and direct to end-use customers. Our products are designed and manufactured to provide maximum customer value and meet the high-quality, competitively priced product requirements of the markets we serve. Focusing on key vertical applications allows us to deliver unique product solutions, which in turn provide differentiated value to our customers.

Our lighting fixtures, poles and brackets are produced in a variety of designs, styles, and finishes. Important functional variations include types of mounting, such as pole, bracket and surface, and the nature of the light requirement, such as but not limited to interior and exterior down-lighting, wall-wash lighting, canopy lighting, flood lighting, emergency exit lighting, area lighting and security lighting. We also offer a variety of lighting controls including sensors, photocontrols, dimmers, motion detection and Bluetooth systems to support our lighting fixtures. Our engineering professionals perform photometric analyses and wind load safety studies for our light fixtures. In addition, our light fixtures are certified to Universal Labs (UL), DesignLights Consortium (DLC), International Dark-Sky Association (IDA, for outdoor lighting) and Institute for Printed Circuits (IPC) standards, to name a few. Our lighting products utilize high efficient LED light sources. All of our products are designed for performance, reliability, ease of installation and service, as well as attractive appearance. In addition, we also focus on designing lighting system solutions and implementing strategies related to energy savings in all markets served.

Display Solutions Segment

The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, store display fixtures, refrigerated displays, and custom display elements. The major products and services offered within our Display Solutions Segment include signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, and refrigerated and non-refrigerated merchandising displays. We also provide a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage. We also manage and execute the implementation of large rollout programs with our professional services group. These programs provide our customers a variety of display solutions and visual image upgrades in the same markets served in the lighting segment, which include the following markets: refueling and convenience store, quick-service restaurant, retail, grocery and pharmacy, and automotive dealerships. We believe our expertise with the products and services we offer in the markets we serve represents a significant competitive advantage. We work with our customers and design firms to establish and implement cost-effective corporate visual image programs to advance our customer’s brands and deliver value to their customers. Increasingly, we have become the primary supplier of exterior and interior visual image and display elements for our customers.

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, Australia, and Latin America (approximately 5% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard products to stocking distributors, who subsequently provide products to electrical contractors and end users for a variety of lighting applications. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our own sales force.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, and franchised and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, electrical distributors, and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the goal to turn them into orders from our customers. Our sales are partially seasonal as installation of our non-residential outdoor lighting and visual display solutions in the northern states decreases during the winter months.

The Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site and virtual training, print advertising in industry publications, product brochures and other literature, e Learning, the company website, as well social media. We have made investments in our marketing support team to continue to build awareness of LSI’s product and service capabilities. Our marketing approach and means of distribution vary by product line and by market.

Manufacturing and Distribution

We currently operate out of eleven manufacturing facilities located within six U.S. states and one province in Ontario, Canada. The Company added four manufacturing facilities resulting from the acquisition of JSI Store Fixtures (May 2021), which included manufacturing facilities located in Maine, Utah, and Canada.

We design, engineer and manufacture most of our lighting and visual display products through the utilization of lean manufacturing principles. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency, as well as environmental, health, and safety compliance. The majority of products we sell are engineered, designed, and assembled by the Company, while a small portion of the products and components we sell are purchased from select qualified vendors. Our lighting and display solutions products are delivered directly from our manufacturing facilities to our customers utilizing third-party common carriers.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, sensors, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. As a result of challenges encountered in the supply chain, we have increased our safety stock in certain components in order to mitigate potential disruption to our operations resulting from an anticipated shortage of certain components. We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Most lighting products are made to order and shipped shortly after they are manufactured. Our display solutions operations manufacture custom products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. An example is our digital signage business, where customers require us to carry an inventory of digital screens to meet the demands of a large rollout program.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.6 million and $3.7 million for the fiscal years ended June 30, 2022, and 2021, respectively.

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

Backlog Orders

We had a backlog of orders, which we believe to be firm, of $112.4 million and $89.7 million at June 30, 2022, and 2021, respectively. All orders are expected to be shipped or installed within twelve months.

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

Human Capital

We recognize that in order to drive innovation, growth, and operational excellence, we must identify, attract, retain, and motivate top talent. Our approach is to develop talent from within and supplement with external hires. We are committed to building a diverse, inclusive, and engaged workforce. Our management teams and all of our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

We have 1,380 full-time employees and 149 agency employees as of June 30, 2022. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, and a 401(k)-retirement savings plan. The Company offers a nonqualified deferred compensation plan, an equity-based incentive plan and an incentive plan that is based upon the achievement of the Company’s business plan goals, for certain employees.

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

The information found on our website is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC. In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in LSI to review the information we post on the social media channels listed on our Investor Relations website.

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

Risk Factor Summary

Risks Related to Our Strategy

●

Our financial condition and results of operations for future periods may be adversely impacted by epidemics, pandemics, outbreaks of infectious disease or similar public health threats and the resulting economic impact.

●	Lower levels of economic activity in our end markets could adversely affect our operating results.
●	Our business is cyclical and seasonal, and in downward economic cycles our operating profits and cash flows could be adversely affected.
●	Our operating results may be adversely affected by unfavorable economic, political and market conditions.
●	The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
●	The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.
●	We have a concentration of net sales to the refueling and convenience store and grocery markets, and any substantial change in this market could have an adverse effect on our business.
●	The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits.
●	If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.
●	If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Risks Related to our Operations

●	Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.
●	Price increases, significant shortages of raw materials and components, shortages in transportation and an increase in fuel prices could adversely affect our operating margin.
●	Our information technology systems are subject to certain cyber risks and could be subject to disasters that are beyond our control.
●	Labor shortages or increases in labor costs could adversely impact our business and results of operations.
●

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.

●	Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.
●	The turnover of independent commissioned sales representatives could cause a significant disruption in sales volume.
●	The Company may be unable to sustain significant customer and/or channel partner relationships.
●	A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.
●	Changes in a shift in product mix can have a significant impact on our gross margins.
●	We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts.
●	We may be required to write-off or impair capitalized costs or intangible assets in the future, or we may incur restructuring costs or other charges, each of which could harm our earnings.

Risks Related to Legal and Regulatory Matters

●	The costs of litigation and compliance with environmental regulations, if significantly increased, could have an adverse effect on our operating profits.
●	Potential changes in U.S. trade policies could have a material adverse effect on the Company.

Risks Related to Financial Matters

●	A significant decline in our stock price could adversely affect our ability to raise additional capital.
●	Anti-takeover provisions in our organizational documents and in Ohio law could make difficult or delay a change in management or negatively impact our share price.

RISKS RELATED TO OUR STRATEGY

Our financial condition and results of operations for future periods may be adversely impacted by epidemics, pandemics, outbreaks of infectious disease or similar public health threats and the resulting economic impact.

The occurrence of regional epidemics or a global pandemic such as COVID-19 may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

Infectious diseases, including COVID-19 and its variants, continue to spread globally, resulting in authorities implementing numerous measures to try to contain them, including but not limited to, travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted previous operating results and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers if the diseases continues to spread resulting in further mandated actions. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. Additionally, infectious diseases cause disruption to the construction markets, as well as inventory de-stocking by our distributors, both of which had a negative impact on our sales. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several market segments including the refueling and convenience store markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market, to name a few. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales, profitability, and cash flow. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

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

Economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, an uncertain macro-economic and political climate, including but not limited to a recession or inflationary pressures, and the effects of possible weakness in domestic and foreign financial and credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and uncollectible receivables, and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins, and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

We have a concentration of net sales to the refueling and convenience store and grocery markets, and any substantial change in this market could have an adverse effect on our business.

The Company has a concentration of sales in the refueling and convenience store and grocery markets. Sales to the refueling and convenience store market are dependent upon the general conditions prevailing in and the profitability of the Petroleum industry and general market conditions. The refueling and convenience store market can be subject to reactions by the petroleum industry due to world political events, to the price and supply of oil, and to a decline in demand resulting from an economic recession, or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets by the petroleum industry, which could adversely affect our business. The operating environment for the grocery market continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, market consolidation, intense competition, and entry of non-traditional competitors. Customer behavior shifted quickly and considerably during the pandemic, including a shift from food away from home to food at home. The changing operating environment along with changes in customer behaviors within the grocery market could have an adverse impact on the purchasing decisions by one or more of our larger customers in this market. In addition, actions by our competitors, our customer’s financial constraints, and industry factors or otherwise, could have an adverse effect on our business in either of these markets.

The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits

The Company has strengthened its business through strategic acquisitions including the fiscal 2021 acquisition of JSI and may continue to do so as opportunities arise in the future. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversions of resources and management’s attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets, which in turn could result in the impairment of the acquired company’s goodwill and related assets. In addition, such investment transactions may limit the Company’s ability to invest in other activities, which could be more profitable or advantageous.

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. Materials comprise the largest component of costs, representing approximately 66% and 62% of the cost of sales in 2022 and 2021, respectively. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. To mitigate the risk of disruptions in the supply chain, we have increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. Significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. The Company is also impacted by shortages and the availability of transportation of our products to our customers, in addition to rising fuel prices. The Company’s Lighting Segment has implemented price increases and surcharges with customers to offset raw material price increases along, rising transportation costs, and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices and transportation costs, for each program as it begins, with further price increases throughout the life of the program when warranted. Although the Company attempts to pass along increased costs in the form of price increases or surcharges to its customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

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

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. We have significantly enhanced and will continue to improve our cybersecurity controls in order to minimize the likelihood or impact of a cybersecurity or malware attack.

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

Relationships with customers are directly impacted by the Company’s ability to deliver quality products and services. The loss of or a substantial decrease in the volume of purchases by certain large customers could significantly harm the Company. The Company has relationships with channel partners such as electrical distributors, independent sales agencies, system integrators, contractors, and value-added resellers, to name a few. While the Company maintains positive, and in many cases long-term relationships with these channel partners, the loss of a number of channel partners or substantial decrease in the volume of purchases from a major channel partner or group of channel partners could adversely affect the Company.

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

We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts.

We had backlog of orders of approximately $112.4 million and $89.7 million, as of June 30, 2022, and June 30, 2021, respectively, with respect to expected future revenues. Our customers have the right under some circumstances to terminate contracts or defer the timing of our shipments or installments and their payments to us. We may not receive all of the revenues from our backlog. If we do not receive all of the revenues we currently expect to receive, our future operating results will be adversely affected. In addition, a delay in the receipt of revenues, even if such revenues are eventually received, may cause our operating results for a particular quarter to fall below our expectations.

We may be required to write-off or impair capitalized costs or intangible assets in the future, or we may incur restructuring costs or other changes, each of which could harm our earnings.

In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain other assets. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any project that is not expected to be successfully completed; and (iii) any goodwill or other intangible assets that are determined to be impaired. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material and may have a material effect on our financial condition.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

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

The market price of our common stock has experienced fluctuations in fiscal 2021 and prior years. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us, or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in fiscal 2021, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results, and this could impact our ability to raise capital.

Anti-takeover provisions in our organizational documents and in Ohio law could make difficult or delay a change in management or negatively impact our share price.

Certain provisions of our Articles of Incorporation and Code of Regulations could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and could prevent or hinder attempts by our shareholders to replace or remove our current board of directors or management.

We have a number of provisions in place that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. These provisions include:

●

the authorization of undesignated preferred stock, which makes it possible for the board of directors to issue preferred stock with voting or other rights or preferences in a manner that could delay or prevent a transaction or a change in control;

●

a provision that specifies that special meetings of our shareholders may be called only by our board of directors, our chairman of the board, if one has been elected, our president, or persons holding 50% of our outstanding voting stock;

●

any business combination between us and a beneficial owner of 15% or more of our voting power requires the vote of 66 2/3% of the voting power of disinterested shareholders for five years after a party became an interested shareholder;

●

any person who becomes a beneficial owner of 15% or more of our voting power must offer to purchase all of our voting securities and securities convertible into or exercisable for our voting securities within 25 days after achieving 15% ownership. The price to be paid would be the greater of the highest price paid by such 15% owner in acquiring its shares or the highest trading price for a period of time prior to such person becoming a 15% owner;

●

the votes of holders of 66 2/3% of all outstanding shares is required to amend our Articles of Incorporation and to approve mergers, reorganizations, and similar transactions; and advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings.

Ohio corporation law contains provisions that may discourage takeover bids for our company that have not negotiated with the board of directors. Such provisions could limit the price that investors might be willing to pay in the future for our shares of common stock. Additionally, shareholders may act by written consent without a meeting only if such written consent is signed by all shareholders.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 14 of Notes to the Consolidated Financial Statements beginning on page 42 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2022, there were approximately 581shareholders of record. The Company believes this represents approximately 3,000 beneficial shareholders.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2022 was $0.20 per share.

On April 28, 2022, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $15 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors, including the ongoing assessment of the Company’s capital needs, the market price of the Company’s common stock, general market conditions and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any shares in the fiscal year ended June 30, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 25 through 31 of this Form 10-K.

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

The Company’s $75 million revolving line of credit and $25 million term loan is subject to interest rate fluctuations. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We have increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. The Company has not experienced any significant supply chain problems in recent years. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2022, the raw material component of cost of goods sold subject to price risk was approximately $226.7 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply shortages and price increases. The Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins, with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars combined represents approximately 3.6% of the Company’s fiscal 2022 consolidated net sales. All other business conducted by the Company is in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Management's Report on Internal Control over Financial Reporting appearing on page 32 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 32.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 1, 2022 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services provided by our principal accountant Grant Thorton LLP (PCAOB ID No. 248) appears in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Committees of the Board” and is incorporated herein by reference.

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
2.1

Stock Purchase Agreement dated as of May 21, 2021, among LSI Fresh Subsidiary Inc., JSI Holding Corp., Fresh Seller Rep, LLC and the Sellers identified therein ++ (incorporated by reference to Exhibit 2.1 to LSI’s Form 8-K filed on May 24, 2021)

3.1	Certificate of Amended Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form 10-K filed on September 11, 2020).
3.2	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3.2 to LSI’s Form 10-K filed on September 11, 2020).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to LSI’s Annual Report on Form 10-K filed on September 6, 2019).

10.1	Third Amendment to Loan Documents dated February 21, 2017 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed on February 21, 2017).

10.2	Fourth Amendment to Loan Documents dated February 28, 2019 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3	Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed on September 10, 2014)

10.4*	Amended and Restated 2012 Stock Incentive Plan amended as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 3, 2017).

10.5*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 23, 2016)

10.6*	Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.7*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.8*	Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.9*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on January 29, 2021).

10.10*	2019 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form S-8 Registration Statement File No. 333-234556 filed on November 7, 2019).
10.11	Fifth Amendment to Loan Documents dated as of March 30, 2021, between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on April 1, 2021).
10.12*	Form of Supplemental Benefits Agreement (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on January 29, 2021).
10.13*	Fiscal Year 2021 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 5, 2020).
10.14*	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 5, 2020).
10.15*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on February 4, 2022).
10.16*	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement++ (incorporated by reference to Exhibit 10.4 to LSI’s Form 10-Q filed on February 4, 2022).
10.17*	LSI Industries Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to LSI’s Proxy Statement on Schedule 14A filed on September 15, 2021).
10.18

Sixth Amendment to Loan Documents dated as of September 30, 2021, between LSI and PNC Bank National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 4, 2021).

10.19*	Fiscal Year 2022 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 4, 2022).
10.20*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of December 30, 2019) (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 6, 2020).

14	Code of Conduct (incorporated by reference to Exhibit 14 to LSI’s Form 10-K filed on September 10, 2021)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 9, 2022	BY:	/s/ James A. Clark
Date		James A. Clark
Chief Executive Officer and President

We, the undersigned directors, and officers of LSI Industries Inc. hereby severally constitute James A. Clark and James E. Galeese, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 9, 2022

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 9, 2022

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 9, 2022

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 9, 2022

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 9, 2022

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 9, 2022

Director
Ernest W. Marshall, Jr.
Date: September 9, 2022

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 9, 2022

/s/ Wilfred T. O’Gara	Chairman of the Board of Directors
Wilfred T. O’Gara
Date: September 9, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2022, compared to the year ended June 30, 2021. For a discussion of the year ended June 30, 2021, compared to the year ended June 30, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2022	2021

Lighting Segment	$233,449	$189,000
Display Solutions Segment	221,671	126,612
Total Net Sales	$455,120	$315,612

Operating Income (Loss) by Business Segment

(In thousands)	2022	2021

Lighting Segment	$20,942	$13,328
Display Solutions Segment	17,589	9,864
Corporate and Eliminations	(17,330)	(15,162)
Total Operating Income	$21,201	$8,030

Fiscal 2022 net sales of $455.1 million increased $139.5 million or 44.2% as compared to fiscal 2021 net sales of $315.6 million. Net sales were favorably influenced by increased net sales in the Lighting Segment (up $44.4 million or 23.5%) and favorably influenced by increased net sales in the Display Solutions Segment (up $95.1 million or 75.1%). The growth can be attributed to continued strengthening demand in the Company’s core markets and from the acquisition of JSI.

Fiscal 2022 operating income of $21.2 million represents a $13.2 million increase from fiscal 2021 operating income of $8.0 million. Current year results include $0.5 million of transaction costs related to the acquisition of JSI. Prior year results were also unfavorably impacted by $2.9 million transaction costs related to the acquisition of JSI. Non-GAAP adjusted operating income in fiscal 2022 of $25.0 million increased $12.0 million or 93% from adjusted fiscal 2021 operating income of $13.0 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in adjusted operating income was the net result of an increase in net sales, higher-value sales mix resulting from targeted pricing actions, and lower selling and administrative expenses.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of acquisition costs, stock compensation expense, severance costs and restructuring and plant closure (gains) costs are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow and Net Debt. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. These Non-GAAP measures may be different from Non-GAAP measures used by other companies. In addition, the Non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt.

Reconciliation of operating income to adjusted operating income:

(In thousands)	2022	2021

Operating Income as reported	$21,201	$8,030

Acquisition costs	473	1,977

Stock compensation expense	3,288	2,938

Severance costs	11	41

Restructuring, plant closure (gain) costs and related inventory write-downs	-	(14)

Adjusted Operating Income	$24,973	$12,972

Reconciliation of net income to adjusted net income

(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$15,032		$0.54	$5,868		$0.21

Acquisition costs	373	(1)	0.01	1,497	(4)	0.05

Stock compensation expense	2,594	(2)	0.09	2,161	(5)	0.08

Severance costs	4	(3)	-	32	(6)	-

Restructuring, plant closure (gain) costs and related inventory write-downs	-		-	(11)	(7)	-

Tax impact due to the change in the estimated annual tax rate used for GAAP reporting purposes	-		-	216		0.01

Net Income adjusted	18,003		$0.64	$9,763		$0.35

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1)	$100
(2)	$694
(3)	$7
(4)	$480
(5)	$777
(6)	$9
(7)	($2)

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to EBITDA and Adjusted EBITDA

(In thousands)	2022	2021

Operating Income as reported	$21,201	$8,030

Depreciation and Amortization	10,118	8,114

EBITDA	$31,319	$16,144

Acquisition costs	473	2,938

Stock compensation expense	3,288	1,977

Severance costs	11	41

Restructuring, plant closure (gain) costs and related inventory write-downs	-	(14)

Adjusted EBITDA	$35,091	$21,086

Reconciliation of cash flow from operations to free cash flow
(In thousands)	2022	2021

Cash Flow from Operations	$(3,863)	$28,009

Capital expenditures	(2,122)	(2,233)

Free Cash Flow	$(5,985)	$25,776

Reconciliation of net debt
(In thousands)	2022	2021

Long-term debt as reported	$79,596	$68,178

Less:
Cash and cash equivalents as reported	2,462	2,282

Net Debt	$77,134	$65,896

Results of Operations

2022 Compared to 2021

Lighting Segment

(In thousands)	2022	2021

Net Sales	$233,449	$189,000
Gross Profit	$70,120	$57,002
Operating Income	$20,942	$13,328

Lighting Segment net sales of $233.4 million in fiscal 2022 increased 23.5% from fiscal 2021 net sales of $189.0 million. The sales growth was across all key vertical markets, with significant contributions from new and enhanced products.

Gross profit of $70.1 million in fiscal 2022 increased $13.1 million or 23.0% from fiscal 2021. Gross profit as a percentage of net sales was 30.0% in fiscal 2022 compared to 30.2% in fiscal 2021. Gross profit as a percentage of sales was relatively flat as selling price increase realization offset the majority of rapid cost increases to material input costs and transportation costs.

Operating expenses of $49.2 million in fiscal 2022 increased $5.5 million or 12.6% from fiscal 2021 operating expenses of $43.7 million, primarily driven by higher commission expense as a result of higher sales.

Fiscal 2022 Lighting Segment operating income of $20.9 million increased $7.6 million or 57.1% from operating income of $13.3 million in fiscal 2021 and operating income as a percentage of sales also increased from 7.1 to 9.0%. Both increases were primarily driven by sales volume and price realization..

Display Solutions Segment

(In thousands)	2022	2021

Net Sales	$221,671	$126,612
Gross Profit	$39,076	$21,989
Operating Income	$17,589	$9,864

Display Solutions Segment net sales of $221.7 million in fiscal 2022 increased $95.1 million or 75.1% from fiscal 2021 net sales of $126.6 million. The increase reflects the acquisition of JSI and continued growth in the grocery and quick-service-restaurant markets.

Gross profit of $39.1 million in fiscal 2022 increased $17.1 million or 77.7% from fiscal 2021. Gross profit as a percentage of net sales increased to 17.6% in fiscal 2022 compared from 17.4% in fiscal 2021. Gross profit as a percentage of net sales reflects both the accretive effect of the JSI acquisition and improvements to core business margins, partially offset by the impact of input costs.

Operating expenses of $21.5 million in fiscal 2022 increased $9.4 million or 77.2% from fiscal 2021, primarily driven by the inclusion of 12 months of results for JSI.

Fiscal 2022 Display Solutions Segment operating income of $17.6 million increased $7.7 or 78.3% million from operating income of $9.9 million in fiscal 2021. The increase of $7.7 million was primarily driven by an increase in sales.

Corporate and Eliminations

(In thousands)	2022	2021

Gross (Loss) Profit	$12	$(17)
Operating (Loss)	$(17,330)	$(15,162)

The gross profit (loss) relates to the intercompany profit in inventory elimination.

Operating expenses of $17.3 million in fiscal 2022 increased $2.2 million or 14.3% from fiscal 2021. The increase is primarily due an increase in stock compensation expense and incentive plan expenses as the result of improved business performance.

Consolidated Results

We reported $2.0 million net interest expense in fiscal 2022 compared to $0.3 million net interest expense in fiscal 2021. The increase in interest expense from fiscal 2021 to fiscal 2022 is the result of higher levels of debt outstanding on our credit facility which is the result of partially funding of the JSI acquisition. We also recorded other expense/(income) $0.1 and ($0.2) in fiscal 2022 and fiscal 2021, respectively, related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $4.1 million of tax expense in fiscal 2022 reflects a consolidated effective tax rate of 21.2%. The $2.0 million of income tax expense in fiscal 2021 represents a consolidated effective tax rate of 25.9%. The effective tax rate in fiscal 2021 was higher as a result of non-deductible transaction costs related to the acquisition of JSI.

We reported net income of $15.0 million in fiscal 2022 compared to net income of $5.9 million in fiscal 2021. Non-GAAP adjusted net income was $18.0 million in fiscal 2022 compared to adjusted net income of $9.8 million in fiscal 2021 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in net sales. Diluted earnings per share of $0.54 was reported in fiscal 2022 compared to $0.21 diluted earnings per share in fiscal 2021. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2022 were 27,993,000 shares compared to 27,440,000 shares in fiscal 2021.

Liquidity and Capital Resources

We consider our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2022, we had working capital of $84.3 million, compared to $54.1 million at June 30, 2021. The ratio of current assets to current liabilities was 2.13 to 1 as of June 30, 2022, compared to a ratio of 1.76 to 1 as of June 30, 2021. The $30.2 million increase in working capital from June 30, 2021, to June 30, 2022, is primarily driven by a $15.5 million increase in inventory, a $20.1 million increase in accounts receivable offset by a $1.8 million increase in accounts payable and the $3.8 million current portion of the $25.0 million term loan.

Net accounts receivable were $77.8 million and $57.7 million at June 30, 2022, and June 30, 2021, respectively. The increase in accounts receivable is due primarily to an increase in sales. DSO was 54 days and 56 days as of June 30, 2022, and June 30, 2021, respectively. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for credit losses are adequate.

Net inventories of $74.4 million at June 30, 2022, increased $15.5 million from $58.9 million at June 30, 2021. The increase of $15.5 million is the primarily the result of an increase in gross inventory of $15.5 million and a negligible increase in obsolescence reserves. Lighting Segment net inventory increased $12.0 million, in anticipation of an increase in market demand and to mitigate escalating supply chain challenges in the first half of fiscal 2022. Net inventory in the Display Solutions Segment increased $3.5 million to support several on-going programs.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. In September 2021, we amended our previous $100 million secured line of credit, to a $25 million term loan and the remaining $75 million as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of June 30, 2022, $17.7 million of the line of credit was available. As of June 30, 2022, we are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months. We have on file with the SEC a shelf registration statement which allows us to sell any combination of common stock, preferred stock warrants, senior or subordinated debt securities or other securities in one or more offerings if we choose to do so in the future.

We used $3.8 million of cash from operating activities in fiscal 2022 compared to a source of cash of $28.0 million in fiscal 2021. The $31.8 million decrease in net cash flows from operating activity is the result of increases in inventory and accounts receivable and decreases in accrued expense and customer prepayments, partially offset by improved earnings and an increase in accounts payable.

We used $1.6 million of cash from investing activities in fiscal 2022 compared to a use of cash of $93.0 million in fiscal 2021. Capital expenditures were approximately $2.0 million in both fiscal years. The primary difference between cash flow from investing activities is the acquisition of JSI.

We had a source of cash of $5.6 million related to financing activities in fiscal 2022 compared to a source of cash of $63.6 million in fiscal 2021. The $58.0 million change in cash flow was the net result of an increase in the borrowings on the line of credit to support the growth in working capital and due to the acquisition of JSI. Most of the growth in working capital can be attributed to the increase in inventory to ensure product availability for critical sales growth initiatives and to mitigate supply chain challenges.

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

Cash Dividends

In August 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 6, 2022, to shareholders of record as of August 29, 2022. The indicated annual cash dividend rate for fiscal 2022 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. "Summary if Significant accounting Policies" of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are critical to the understanding and evaluating our reported financial results include the following: income taxes, warranty, goodwill and intangible assets, stock-based compensation, and revenue recognition. For further information see Note 1. “Summary of Significant accounting Policies " of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K

Warranty Reserves:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations.

Revenue Recognition:

The Company recognizes revenue when it satisfies the performance obligation in its customer contracts or purchase orders. Most of the Company’s products have a single performance obligation which is satisfied at a point in time when control is transferred to the customer. Control is generally transferred at time of shipment when title and risk of ownership passes to the customer. For customer contracts with multiple performance obligations, the Company allocates the transaction price and any discounts to each performance obligation based on relative standalone selling prices. Payment terms are typically within 30 to 90 days from the shipping date, depending on the terms with the customer. The Company offers standard warranties that do not represent separate performance obligations. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results.

Goodwill and Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Income Tax Valuation Allowances:

The Company accounts for income taxes in accordance with the accounting guidance for income taxes.  Accordingly, deferred income taxes are provided on items that are reported as either income or expense in different time periods for financial reporting purposes than they are for income tax purposes. Deferred income tax assets are reported on the Company’s balance sheet. Significant management judgment is required in developing the Company’s income tax provision, including the estimation of taxable income and the effective income tax rates in the multiple taxing jurisdictions in which the Company operates, the estimation of the liability for uncertain income tax positions, the determination of deferred tax assets and liabilities, and any valuation allowances that might be required against deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets and any related valuation allowances, the development of the Company’s income tax provision, and the estimation of the liability for uncertain tax positions, could materially impact income tax expense in future periods.

Stock-Based Compensation:

The Company accounts for stock-based compensation to certain employees and its directors in accordance with accounting guidance for stock-based compensation. The accounting guidance requires companies to measure the cost of employee and director services received in exchange for an award of equity instruments, including stock options, restricted stock units, and performance stock units, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Equity award forfeitures are recognized at the date of employee termination. If any of the assumptions used in the Black-Scholes pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2022, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2022. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio Corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated September 9, 2022 expressed an unqualified opinion on those financial statements.

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

September 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 9, 2022 expressed unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of product warranty reserves

As described further in note 1 to the financial statements, the Company provides warranty terms based upon the type of product sold. The Company estimates the amount of warranty costs associated with future product warranty claims, which are accrued at the time revenue is recognized. The estimate of the likelihood and cost of future claims considers various factors, including historical warranty costs, warranty terms, current trends, product mix and sales. The Company’s product warranty accrual as of June 30, 2022 was $4.5 million.

The principal considerations for our determination that the estimation of product warranty reserves is a critical audit matter is due to a higher risk of estimation uncertainty related to the determination of the likelihood and cost of future claims. The evaluation of the warranty accrual required a high degree of auditor judgement and an increased effort in assessing the reasonableness of management’s estimates of the likelihood and cost of future claims.

Our audit procedures related to the estimation of product warranty reserves included the following, among others:

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

●     Evaluated the relevance, reliability, and sufficiency of the sources of claims used by the Company in developing the estimate

●     Evaluated the methods and assumptions used by management by:

o     Developing an estimation for the warranty accrual and comparing the results to the Company’s product warranty accrual estimate

o     Utilized retrospective warranty claim and lag data to evaluate the warranty reserve estimated by management

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Cincinnati, Ohio

September 9, 2022

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2022, and 2021

(In thousands, except per share data)

	Twelve Months Ended

	2022	2021

Net Sales	$455,120	$315,612

Cost of products and services sold	345,912	236,637

Severance costs	-	15

Restructuring costs	-	(14)

Gross profit	109,208	78,974

Selling and administrative expenses	87,995	70,918

Severance costs	12	26

Operating income	21,201	8,030

Interest (income)	-	(19)

Interest expense	1,968	287

Other expense (income)	148	(154)

Income before income taxes	19,085	7,916

Income tax expense	4,053	2,048

Net income	$15,032	$5,868

Earnings per common share (see Note 4)
Basic	$0.55	$0.22
Diluted	$0.54	$0.21

Weighted average common shares outstanding
Basic	27,286	26,692
Diluted	27,993	27,440

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2022, and 2021

(In thousands)

	2022	2021

Net Income	$15,032	$5,868

Foreign currency translation adjustment	(4)	142

Comprehensive Income	$15,028	$6,010

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2022, and 2021

(In thousands, except shares)

	June 30,	June 30,
	2022	2021

ASSETS

Current assets

	$2,462	$2,282
Cash and cash equivalents

Accounts receivable, less allowance for credit losses of $499 and $256, respectively	77,750	57,685

Inventories	74,421	58,941

Refundable income tax	1,041	1,275

Other current assets	3,243	4,825

Total current assets	158,917	125,008

Property, Plant and Equipment, at cost
Land	4,010	3,984
Buildings	24,495	24,393
Machinery and equipment	66,762	65,928
Buildings under finance leases	2,033	2,033
Construction in progress	618	933
	97,918	97,271
Less accumulated depreciation	(70,760)	(66,719)
Net property, plant and equipment	27,158	30,552

Goodwill	45,030	43,788

Other Intangible Assets, net	67,964	72,773

Operating Lease Right-Of-Use Assets	8,664	11,579

Other Long-Term Assets, net	3,347	3,121

Total assets	$311,080	$286,821

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS (continued)

June 30, 2022, and 2021

(In thousands, except shares)

	June 30,	June 30,
	2022	2021

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$-
Accounts payable	34,783	32,977
Accrued expenses	36,264	37,918

Total current liabilities	74,618	70,895

Long-Term Debt	76,025	68,178

Finance Lease Liabilities	1,246	1,521

Operating Lease Liabilities	8,240	10,890

Other Long-Term Liabilities	3,182	4,167

Commitments and Contingencies (Note 13)	-	-

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value;
Authorized 40,000,000 shares;
Outstanding 26,662,638 and 26,517,836 shares, respectively	139,500	132,526
Treasury shares, without par value	(5,927)	(2,450)
Deferred compensation plan	5,927	2,450
Retained Earnings (Loss)	8,224	(1,405)
Accumulated other comprehensive income	45	49

Total shareholders' equity	147,769	131,170

Total liabilities & shareholders' equity	$311,080	$286,821

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2022, and 2021

(amounts in thousands)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Earnings	Equity

Balance at June 30, 2020	26,466	$127,713	(180)	$(1,121)	$1,121	(93)	$(1,920)	$125,700

Net Income	-	-	-	-	-	-	5,868	5,868
Other comprehensive income	-	-	-	-	-	142	-	142
Stock compensation awards	43	315	-	-	-	-	-	315
Restricted stock units issued	28	-	-	-	-	-	-	-
Shares issued for deferred compensation	193	1,534	-	-	-	-	-	1,534
Activity of treasury shares, net	-	-	(166)	(1,329)	-	-	-	(1,329)
Deferred stock compensation	-	-	-	-	1,329	-	-	1,329
Stock-based compensation expense	-	1,977	-	-	-	-	-	1,977
Stock options exercised, net	133	987	-	-	-	-	-	987
Dividends — $0.20 per share	-	-	-	-	-	-	(5,353)	(5,353)

Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	15,032	15,032
Other comprehensive loss	-	-	-	-	-	(4)	-	(4)
Stock compensation awards	42	300	-	-	-	-	-	300
Restricted stock units issued	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	494	3,610	-	-	-	-	-	3,610
Activity of treasury shares, net	-	-	(476)	(3,477)	-	-	-	(3,477)
Deferred stock compensation	-	-	-	-	3,477	-	-	3,477
Stock-based compensation expense	-	3,288	-	-	-	-	-	3,288
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(5,403)	(5,403)

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2022, and 2021
(In thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$15,032	$5,868
Non-cash items included in net income
Depreciation and amortization	10,118	8,114
Deferred income taxes	(342)	(1,058)
Deferred compensation plan	3,610	1,534
Stock compensation expense	3,288	1,977
Issuance of common shares as compensation	300	315
Loss on disposition of fixed assets	65	154
Allowance for doubtful accounts	246	19
Inventory obsolescence reserve	2,111	1,754

Changes in certain assets and liabilities:
Accounts receivable	(20,311)	(10,570)
Inventories	(17,586)	(11,983)
Refundable income taxes	235	1,517
Accounts payable	1,784	14,442
Accrued expenses and other	(2,413)	15,926
Net cash (used in) from operating activities	$(3,863)	$28,009

Cash Flows from Investing Activities
Acquisition of JSI	500	(90,725)
Purchases of property, plant, and equipment	(2,122)	(2,233)
Proceeds from the sale of fixed assets	49	-
Net cash flows (used in) investing activities	(1,573)	(92,958)

Cash Flows from Financing Activities
Payments on long-term debt	(161,627)	(18,579)
Borrowings on long-term debt	173,074	86,757
Cash dividends paid	(5,322)	(5,288)
Shares withheld on employees' taxes	(250)	(60)
Payments on financing lease obligations	(268)	(239)
Proceeds from stock option exercises	26	987
Net cash flows provided by financing activities	5,633	63,578

Change related to Foreign Currency	(17)	136

Increase (decrease) in cash and cash equivalents	180	(1,235)

Cash and cash equivalents at beginning of period	2,282	3,517

Cash and cash equivalents at end of period	$2,462	$2,282

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Twelve Months Ended
(In thousands)	June 30, 2022
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$204,241	$156,241
Products and services transferred over time	29,208	65,430
	$233,449	$221,671

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$191,791	$44,771
Poles and other display solutions elements	39,339	136,573
Project management, installation services, shipping and handling	2,319	40,327
	$233,449	$221,671

	Twelve Months Ended
(In thousands)	June 30, 2021
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$165,062	$66,123
Products and services transferred over time	23,938	60,489
	$189,000	$126,612

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$164,778	$35,976
Poles and other display solutions elements	22,492	61,919
Project management, installation services, shipping and handling	1,730	28,717
	$189,000	$126,612

Practical Expedients and Exemptions

●

The Company’s contracts with customers have an expected duration of one year or less, as such, the Company applies the practical expedient to expense sales commissions as incurred and has omitted disclosures on the amount of remaining performance obligations.

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

Credit and Collections:

The Company maintains allowances for credit losses for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for credit losses by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for credit losses is an estimate based upon the Company’s knowledge of its business and customer base, the current economic climate and historical trends. Receivables deemed uncollectable are written-off against the allowance for credit losses after all reasonable collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing and other possible customer deductions. These allowances are based upon historical trends. The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30, 2022	June 30, 2021

Accounts receivable	$78,249	$57,941
Less: Allowance for credit losses	(499)	(256)
Accounts receivable, net	$77,750	$57,685

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada, and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000 per institution. As of June 30, 2022, and June 30, 2021, the Company had bank balances of $2.7 million and $2.3 million, respectively, without insurance coverage.

Inventories, Net:

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

Property, Plant and Equipment and Related Depreciation:

Property, plant, and equipment are stated at cost. Major additions and betterments are capitalized while maintenance and repairs are expensed. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

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

The Company recorded $5.3 million and $5.2 million of depreciation expense in the years ended June 30, 2022, and 2021 respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

Product Warranties

(In thousands)	June 30, 2022	June 30, 2021

Balance at beginning of the period	$5,295	$6,956
Additions from company acquired	-	248
Additions charged to expense	2,960	859
Deductions for repairs and replacements	(3,764)	(2,768)
Balance at end of the period	$4,491	$5,295

Employee Benefit Plans:

The Company has a 401(k) retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k) match program covers substantially all of its employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2.9 million and $1.4 million in June 30, 2022, and 2021, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.6 million and $3.7 million for the fiscal years ended June 30, 2022, and 2021, respectively.

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

Stock-Based Compensation:

The Company accounts for stock-based compensation to certain employees and its directors in accordance with accounting guidance for stock-based compensation. The accounting guidance requires companies to measure the cost of employee and director services received in exchange for an award of equity instruments, including stock options, restricted stock units, and performance stock unites, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Equity award forfeitures are recognized at the date of employee termination.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 1,375,000 shares and 1,029,000 shares in fiscal 2022 and 2021, respectively. See further discussion in Note 4.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and was nominal as of June 30, 2022, and ($0.1) million as of June 30, 2021. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and were $0.1 million and ($0.2) million for the fiscal year ended June 30, 2022, and 2021, respectively.

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

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)." This guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted ASC 2019-12 effective July 1, 2021, which did not have a material impact on its consolidated financial statements or disclosures.

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

NOTE 2 — ACQUISITION OF JSI STORE FIXTURES

On  May 21, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of JSI Store Fixtures (JSI), a Maine-based provider of retail commercial display solutions, for $94.3 million. The acquisition of JSI expands the Company’s total addressable markets within the grocery and refueling and convenience store verticals. The Company funded the acquisition with a combination of cash on hand and $71.6 million from the credit facility

The Company accounted for this transaction as a business combination. The Company preliminarily allocated the purchase price of approximately $93.7 million, which included an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values was recorded as goodwill. During the second quarter of fiscal 2022, goodwill increased by $0.6 million. The increase is the net difference between the original estimate of recovery from the pre-funded working capital and the final cash received of $0.5 million. During the fourth quarter of fiscal 2022, goodwill, deferred income taxes, and current tax liabilities were adjusted related to the finalization of pre-acquisition tax filings. The final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of  May 21, 2021, is as follows:

	May 21, 2021 as initially reported	Adjustments	May 21, 2021 as adjusted
Cash and Cash Equivalents	$4,067		$4,067
Account Receivable	9,252	(280)	8,972
Inventories	9,898		9,898
Property, Plant and Equipment	7,076		7,076
Other Assets	7,440	(2,062)	5,378
Intangible Assets	45,760		45,760
Accounts Payable	(4,199)		(4,199)
Accrued Liabilities	(8,434)	(225)	(8,659)
Deferred Tax Liability	(10,583)	1,925	(8,658)
Identifiable Net Assets	60,277	(642)	59,635
Goodwill	33,415	1,242	34,657
Net Purchase Consideration	$93,692	$600	$94,292

The gross amount of accounts receivable is $9.3 million.

Goodwill recorded from the acquisition of JSI is attributable to the impact of the positive cash flow from JSI in addition to expected synergies from the business combination. The intangible assets include amounts recognized for the fair value of the trade name, technology assets, non-compete agreements and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition

	Estimated	Estimated Useful
(In thousands)	Fair Value	Life (Years)
Tradename	$8,680	Indefinite life
Technology asset	4,900	7
Non-compete	260	5
Customer relationship	31,920	20
	$45,760

The fair market value write-up of the property, plant, and equipment totaled $1.8 million. Transaction costs related to the acquisition totaled $2.9 million in the fourth quarter of fiscal 2021.

JSI’s post-acquisition results of operations for the period from May 21, 2021, through June 30, 2021, are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of JSI for the period from May 21, 2021, through June 30, 2021, were $9.1 million and operating income was $0.7 million. The operating results of JSI are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the twelve months ended  June 30, 2021, and  June 30, 2020, is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income of $19.3 million for fiscal 2021 excludes acquisition-related expenses of $2.9 million.

Twelve Months Ended
June 30
(In thousands, unaudited)	2021	2020
Net sales	$ 391,000	$ 362,541

Gross profit	$ 97,947	$ 86,399

Operating income	$ 19,312	$ 13,878

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

The Lighting Segment includes non-residential outdoor and indoor lighting fixtures utilizing LED light sources that have been fabricated and assembled for the Company’s markets, primarily the refueling and convenience store markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports court and field market. The Company also offers a variety of lighting controls to complement its lighting fixtures which include sensors, photocontrols, dimmers, motion detection and Bluetooth systems. The Company also services lighting product customers through the commercial and industrial project, stock and flow, and renovation channels. The Lighting Segment also includes the design, engineering and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

The Company acquired JSI in the fourth quarter of fiscal 2021, and consolidated it into the former Graphics Segment, which has been rebranded as the Display Solutions Segment, to more closely align the Company’s comprehensive product offering with the markets it serves. The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, display fixtures, refrigerated displays, and custom display elements. These products are used in visual image programs in several markets including the refueling and convenience store markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports court and field market. The Display Solutions Segment also provides a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage.

The Company’s corporate administration activities are reported in the Corporate and Eliminations line item. These activities primarily include intercompany profit in inventory eliminations, expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, equity compensation expense for various equity awards granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing, and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2022. There was no concentration of accounts receivable at June 30, 2022, or 2021.One customer program in the Display Solutions Segment represents $35.2 million or 11.2% of the Company’s net sales in the fiscal year ended June 30, 2021. Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2022, and June 30, 2021:

(In thousands)	Twelve Months Ended
	June 30
Net Sales:
Lighting Segment	$233,449	$189,000
Display Solutions Segment	221,671	126,612
	$455,120	$315,612

Operating Income (Loss):
Lighting Segment	$20,942	$13,328
Display Solutions Segment	17,589	9,864
Corporate and Eliminations	(17,330)	(15,162)
	$21,201	$8,030

Capital Expenditures:
Lighting Segment	$1,017	$1,596
Display Solutions Segment	1,162	177
Corporate and Eliminations	(57)	460
	$2,122	$2,233

Depreciation and Amortization:
Lighting Segment	$5,782	$6,306
Display Solutions Segment	4,073	1,525
Corporate and Eliminations	263	283
	$10,118	$8,114

	June 30, 2022	June 30, 2021
Identifiable Assets:
Lighting Segment	$152,431	$132,169
Display Solutions Segment	152,302	147,354
Corporate and Eliminations	6,347	7,298
	$311,080	$286,821

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

The Company records a 10% mark-up on most intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

	Twelve Months Ended
(In thousands)	June 30
	2022	2021
Lighting Segment inter-segment net sales	$38,310	$28,449
Display Solutions Segment inter-segment net sales	$352	$219

NOTE 4 — EARNINGS PER SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)

BASIC EARNINGS PER SHARE	2022	2021

Net Income	$15,032	$5,868

Weighted average shares outstanding during the period, net of treasury shares	26,618	26,411

Weighted average vested restricted stock units outstanding	30	17

Weighted average shares outstanding in the Deferred Compensation Plan during the period	638	264
Weighted average shares outstanding	27,286	26,692

Basic income per share	$0.55	$0.22

DILUTED EARNINGS PER SHARE

Net Income	$15,032	$5,868

Weighted average shares outstanding

Basic	27,286	26,692

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	707	748
Weighted average shares outstanding	27,993	27,440

Diluted income per share	$0.54	$0.21

Anti-dilutive securities (b)	1,100	976

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2022, and June 30, 2021, because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 — INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2022	June 30, 2021

Inventories:
Raw materials	$51,637	$40,567
Work-in-progress	3,029	4,757
Finished goods	19,755	13,617
Total Inventories	$74,421	$58,941

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2022	June 30, 2021

Accrued Expenses:
Customer prepayments	$6,416	$11,352
Compensation and benefits	9,611	10,051
Accrued warranty	4,491	5,295
Accrued sales commissions	4,783	2,568
Accrued Freight	3,680	1,629
Accrued FICA	1,122	1,190
Operating lease liabilities	1,274	1,424
Accrued income tax	109	434
Finance lease liabilities	275	263
Other accrued expenses	4,503	3,712
Total Accrued Expenses	$36,264	$37,918

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

Fiscal 2022:

As of  March 1, 2022, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 18% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $12.2 million or 1,316% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $100.4 million or 12% above the carrying value of the reporting unit including goodwill.

The Company has two indefinite-lived intangible assets. The Company also performed its annual review of indefinite-lived intangible assets as of  March 1, 2022 and determined there was no impairment. The impairment test of the first indefinite-lived intangible asset passed with a fair market value of $17.0 million or 396% above its carrying value. The impairment test of the second indefinite-lived intangible asset passed with a fair market value of and $10.6 million or 22% above its carrying value.

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

The Company also performed its annual review of its indefinite-lived intangible asset as of March 1, 2021, and determined there was no impairment. The indefinite-lived intangible impairment test passed with a fair market value that was $15.7 million or 358% above its carrying value.

The Company has performed an assessment of its goodwill and intangible assets from the date of the interim test as of March 1, 2022, through the balance sheet date for possible triggering events and has concluded that there were no triggering events that would indicate the assets are impaired.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment	Display Solutions Segment	Total
Balance as of June 30, 2021
Goodwill	$70,971	$28,690	$99,661
Goodwill acquired	-	33,415	33,415
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2021	$9,208	$34,580	$43,788

Balance as of June 30, 2022
Goodwill	$70,971	$62,105	$133,076
Measurement period adjustment	-	1,242	1,242
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2022	$9,208	$35,822	$45,030

In fiscal 2021, the Company wrote-off the goodwill and impairment loss for a dissolved entity. The net impact to the consolidated financial statements, including the goodwill, net balance, was zero.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(In thousands)	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$62,083	$14,400	$47,683
Patents	268	268	-
LED technology, software	20,966	14,598	6,368
Trade name	2,658	1,049	1,609
Non-compete	260	58	202
Total Amortized Intangible Assets	$86,235	$30,373	$55,862

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$30,373	$67,964

(In thousands)	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$62,083	$10,967	$51,116
Patents	268	237	31
LED technology, software	20,966	13,415	7,551
Trade name	2,658	939	1,719
Non-compete	260	6	254
Total Amortized Intangible Assets	$86,235	$25,564	$60,671

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$25,564	$72,773

In the fiscal 2021, the Company wrote-off intangible assets’ gross carrying amount and accumulated amortization for a dissolved entity. The net impact to the consolidated financial statements, including the total other intangible assets, was zero.

(In thousands)	2022	2021

Amortization expense of other intangible assets	$4,809	$2,948

The Company expects to record annual amortization expense as follows:

(In thousands)

2023	$4,808
2024	$4,760
2025	$4,760
2026	$4,760
2027	$4,754
After 2027	$32,020

NOTE 8 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company’s long-term debt as of June 30, 2022, and June 30, 2021, consisted of the following:

(In thousands)	June 30, 2022	June 30, 2021

Secured line of credit	$57,275	$68,178
Term loan, net of debt issuance costs of $30 and $0, respectively	22,321	-
Total debt	79,596	68,178
Less: amounts due within one year	3,571	-
Total amounts due after one year, net	$76,025	$68,178

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of June 30, 2022, the Company’s borrowing rate against its revolving line of credit was 3.7%. The increment over LIBOR borrowing rate will be 175 basis points for the second quarter of fiscal 2023. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of June 30, 2022, there was $17.7 million available for borrowing under the $75 million line of credit.

NOTE 9 — CASH DIVIDENDS

The Company paid cash dividends of $5.3 million in fiscal years 2022 and 2021. Dividends on restricted stock units in the amount of $0.2 million and $0.1 million were accrued as of June 30, 2022, and 2021, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 6, 2022, to shareholders of record August 29, 2022.

NOTE 10 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 1,411,321 shares, all of which are available for future grant or award as of June 30, 2022. The Plan contains a fungible share ratio that consumes 2.5 available shares for every full value share awarded by the Company as stock compensation. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSU’s), performance stock units (PSU’s), and other stock-based awards. The Company also awards Inducement awards are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan.

In fiscal 2022, 146,281 RSUs and 190,980 PSUs were granted. In fiscal 2021, 75,000 inducement options, 30,626 RSUs and 122,509 PSUs were granted.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated. There were no options granted in fiscal 2022.

Stock Options

	2022	2021
Dividend yield	-	2.9%
Expected volatility	-	50%
Risk-free interest rate	-	0.3%
Expected life (in years)	-	6.0
Fair value per share	-	$2.40

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

Service-based options have a three-year ratable vesting period beginning one year after the date of grant. Inducement stock options have a term of ten years only if the employee is employed for three years from the date of grant. The maximum exercise period of service-based and performance-based stock options granted under the 2019 Omnibus Plan is ten years. There were no service - based or inducement stock options awarded in fiscal 2022.

The Company recorded $0.7 million and $0.8 million of expense related to stock options in fiscal years 2022 and 2021, respectively.

A summary of stock option activity as of June 30, 2022, and changes during the period from July 1, 2021 through June 30, 2022 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	2,327,148	$6.07	6.7	$5,320,456
Granted	-	$-
Exercised	(4,833)	$5.48
Forfeited	(7,024)	$6.80
Expired	(14,500)	$9.27
Outstanding at June 30, 2022	2,300,791	$6.05	5.7	$2,287,764
Exercisable at June 30, 2022	1,730,964	$6.31	5.2	$1,608,413
Vested and expected to vest at June 30, 2022	2,286,311	$6.05	5.7	$2,282,521

The aggregate intrinsic value of options exercised during the years ended June 30, 2022, and June 30, 2021, was nominal as of June 30, 2022, and $0.2 million as of June 30, 2021. The Company received a nominal amount of proceeds from the exercise of stock options in fiscal 2022 and $1.0 million of proceeds from stock options exercises in fiscal 2021.

As of June 30, 2022, there was $0.7 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 1.2 years.

For fiscal year 2022, the Company recognized a current income tax benefit of $0.2 million for tax deductions related to equity compensation. A discrete tax expense of 0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

For fiscal year 2021, the Company recognized a current income tax benefit of $0.1 million for tax deductions related to equity compensation. A discrete tax expense of $0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

Restricted Stock Units

A total of 146,281 RSUs with a weighted average fair value of $8.13 per share were awarded to employees during fiscal 2021. The RSUs awarded during fiscal 2022 have a three-year vesting period, with one-third vesting on each of the anniversary dates. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $65,743 were accrued as of June 30, 2022. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $0.9 million and $0.6 million of expense related to RSUs during fiscal years 2022, and 2021, respectively.

A summary of outstanding and unvested RSU activity as of June 30, 2022, and changes during the period from July 1, 2021, through June 30, 2022, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2021	200,721	$6.42
Granted	146,281	$8.13
Vested	(96,671)	$6.26
Forfeited	(3,059)	$6.96
Unvested at June 30, 2022	247,272	$7.48

As of June 30, 2022, there was $0.9 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.9 years. The total fair value of RSUs that became fully vested during fiscal 2022 was $0.7 million.

Performance Stock Units

A total of 190,980 PSUs with a weighted average fair value of $8.12 per share were awarded to employees during fiscal 2022. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. This applies to PSUs granted under the 2012 Stock Plan only. Dividends on PSUs in the amount of $104,978 and $86,196 were accrued as of June 30, 2022, and 2021, respectively. Accrued dividends are paid to the holder upon vesting of the PSUs and issuance of shares.

The Company recorded $1.6 million and $0.6 million of expense related to PSUs during fiscal years 2022, and 2021, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2022, and changes during the period from July 1, 2021 through June 30, 2022 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2021	456,887	$5.96
Granted	190,980	$8.12
Vested	(27,350)	$4.94
Forfeited	(23,950)	$7.50
Unvested at June 30, 2022	596,567	$6.63

As of June 30, 2022, there was $2.4 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 1.91 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 42,420 and 43,049 common shares as stock compensation awards in fiscal years 2022, and 2021, respectively. These common shares were valued at their approximate $0.3 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2022, there were 32 participants, all with fully vested account balances. A total of 821,876 common shares with a cost of $5.9 million, and 345,875 common shares with a cost of $2.5 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of June 30, 2022, and 2021, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 494,047 and 193,510 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2022, and during fiscal 2021, respectively.

NOTE 11 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments of the Company totaled $65.6 million as of June 30, 2022.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for fiscal years 2022 and 2021.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

(In thousands)	2022	2021

Operating lease cost	$3,483	$2,428
Financing lease cost:
Amortization of right of use assets	295	291
Interest on lease liabilities	80	91
Variable lease cost	87	10
Sublease income	-	(43)
Total lease cost	$3,945	$2,777

Supplemental Cash Flow Information

(in thousands)	2022	2021

Cash flows from operating leases
Fixed payments - operating lease cash flows	$3,576	$2,412
Liability reduction - operating cash flows	$3,064	$1,983

Cash flows from finance leases
Interest - operating cash flows	$80	$91
Repayments of principal portion - financing cash flows	$268	$239

Operating Leases:	June 30, 2022	June 30, 2021

Total operating right-of-use assets	$8,664	$11,579

Accrued expenses (Current liabilities)	$1,274	$1,424
Long-term operating lease liability	8,240	10,890
Total operating lease liabilities	$9,514	$12,314

Weighted Average remaining Lease Term (in years)	3.05	3.93

Weighted Average Discount Rate	4.81%	4.81%

Finance Leases:	June 30, 2022	June 30, 2021

Buldings under finance leases	$2,033	$2,033
Equipment under finance leases	11	30
Accumulated depreciation	(634)	(339)
Total finance lease assets, net	$1,410	$1,724

Accured expenses (Current liabilities)	275	$263
Long-term finance lease liability	1,246	1,521
Total finance lease liabilities	$1,521	$1,784

Weighted Average remaining Lease Term (in years)	4.80	5.78

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:
	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments

2023	$3,738	$343	$(377)	$3,704
2024	3,285	337	(377)	3,245
2025	2,136	362	(31)	2,467
2026	835	362	-	1,197
2027	215	302	-	517
Thereafter	4	-	-	4
Total lease payments	$10,213	$1,706	$(785)	$11,134
Less: Interest	(699)	(185)		(884)
Present Value of Lease Liabilities	$9,514	$1,521		$10,250

NOTE 12 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2022	2021

Components of income (loss) before income taxes:
United States	$20,124	$7,117
Foreign	(1,039)	799
Income before income taxes	$19,085	$7,916

Provision for income taxes
U.S. Federal	$3,586	$2,425
Foreign	165	247
State and local	644	434
Total current	4,395	3,106

Deferred	(342)	(1,058)
Total provision for income taxes	$4,053	$2,048

(In thousands)	2022	2021
Reconciliation to federal statutory rate:
Federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	3.0	1.5
Foreign operations	-	1.0
Federal tax credits	(1.0)	(1.5)
Valuation allowance	-	(25.9)
NY State Tax Credits	-	25.9
Transaction cost	-	3.5
Uncertain tax position activity	(0.3)	(0.1)
Stock-based compensation	(0.3)	1.0
Tax rate changes	(1.4)	(0.3)
Other	0.2	(0.2)
Effective tax rate	21.2%	25.9%

The components of deferred income tax assets and (liabilities) at June 30, 2022, and 2021 are as follows:

Components of deferred income tax assets and liabilities

(In thousands)	2022	2021

Uncertain tax positions	$169	$138
Reserves against current assets	1,110	936
Accrued expenses	2,596	3,348
Interest	-	927
Deferred compensation	1,195	514
Stock-based compensation	1,421	841
State net operating loss carryover and credits	310	624
Lease Liability	2,667	4,408
Canadian NOL	538
Goodwill, acquisition costs and intangible assets	-	-
U.S. Federal net operating loss carryover and credits	1,235	1,587
Deferred income tax asset before valuation allowance	11,241	13,323

Valuation allowance	(108)	(108)
Deferred income tax asset	11,133	13,215

Goodwill, acquisition costs and intangible assets	(3,519)	(3,683)
Depreciation	(2,205)	(2,677)
Right of Use Asset	(2,513)	(4,299)
Deferred income tax liability	(8,237)	(10,659)

Net deferred income tax asset	$2,896	$2,556

The Company has U.S. federal net operating loss carry forward deferred tax assets of $1.1 million and $1.5 million at June 30, 2022, and June 30, 2021, respectively. The increase of $1.4 million in fiscal 2021 was from the acquisition of JSI which has an unlimited carryforward period.  The remaining $0.1 million will expire over a three-year period beginning June 30, 2029. The Company has deferred tax assets for research and development credits of $0.1 million at both June 30, 2022, and June 30, 2021.  Utilization of the federal net operating losses and research and development credits are limited by Internal Revenue Code Section 382 but are expected to be realized before expiration.

The Company has Canadian net operating loss carry forward deferred tax assets of $0.5 million at June 30, 2022. The $0.5 million deferred tax asset was from the acquisition of JSI and has a 20 year carryforward period.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0.3 million and $0.6 million at June 30, 2022, and June 30, 2021, respectively. At June 30, 2021, there was $0.3 million of state net operating losses from the acquisition of JSI and $0.3 million other state net operating losses and tax credits. A valuation allowance of $0.1 million exists at June 30, 2022 against Oregon tax credits not expected to be used.  The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

During fiscal year 2021, the Company eliminated the deferred tax asset and related valuation allowance for the New York tax credits of $2.1 million when the entity holding the New York credits was dissolved. There was no impact to the consolidated financial statements.

At June 30, 2022, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.1 million. The entire uncertain tax position of $0.6 million, net of federal tax benefit, would impact the effective tax rate if recognized.

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

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax (benefit)/expense in both fiscal 2022 and fiscal 2021, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of ($8,000) and ($10,000), respectively, in fiscal 2022 and $32,000 and $19,000, respectively, in fiscal 2021. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

(In thousands)	2022	2021

Balance at the beginning of the fiscal year	$682	$607
Decreases - tax positions in prior period	(117)	(52)
Increase - tax positions in current period	82	49
Increases - tax positions in prior period	-	78
Settlements and payments	-	-
Lapse of statute of limitations	-	-
Balance at end of the fiscal year	647	682

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions, and also in Canada and Mexico. In general, the Company is no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2019. Except that US tax years prior to June 30, 2019, are subject to exam to the extent of the US tax refunds generated from the carry back of the June 30, 2019, federal net operating loss.  The Company received notice that the IRS intends to examine the US tax year ended June 30, 2020, but the exam has not started.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

Cash Payments:	2022	2021
Interest	$1,668	$127
Income taxes	$4,965	$356

Non-cash investing and financing activities
Issuance of common shares as compensation	$300	$315
Issuance of common shares to fund deferred compensation plan	$3,610	$1,534

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2022, there were no such standby letters of credit issued.

NOTE 15 – SEVERANCE COSTS

The Company recorded severance charges of less than $0.1 million in fiscal 2022 and 2021, respectively. This severance expense was related to reductions in staffing not related to plant restructuring.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2021, and 2020:

	June 30,	June 30,
(In thousands)	2022	2021

Balance at beginning of period	$13	$639
Accrual of expense	13	41
Payments	(26)	(667)
Balance at end of period	$-	$13

NOTE 16 — RELATED PARTY TRANSACTIONS

One of the Company’s former independent outside directors is a director of Wesco International (Wesco).  Wesco purchases lighting fixtures from the Company. Wesco was no longer be considered a related party after fiscal 2021 because the outside director no longer serves on the Company’s Board of Directors.

The Company has recognized revenue related to the following related party transactions in the fiscal years indicated:

(In thousands)	2022	2021

Wesco International	$-	$2,013

As of the balance sheet date indicated, the Company had the following accounts receivable recorded with respect to related party transactions:

(In thousands)	2022	2021

Wesco International	$-	$264

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2022
Net Sales	$106,397	$111,143	$110,111	$127,469	$455,120
Gross Profit	24,510	25,448	26,793	32,457	109,208
Net Income	3,133	3,105	3,618	5,176	15,032

Earnings per share
Basic	$0.12	$0.11	$0.13	$0.19	$0.55	(a)
Diluted	$0.11	$0.11	$0.13	$0.18	$0.54	(a)

Range of share prices
High	$8.43	$8.42	$7.49	$7.66	$8.43
Low	$7.12	$6.41	$6.00	$5.53	$5.53

2021
Net Sales	$70,006	$76,387	$72,204	$97,015	$315,612
Gross Profit	18,272	19,706	18,092	22,904	78,974
Net Income	1,990	2,208	1,472	198	5,868

Earnings per share
Basic	$0.08	$0.08	$0.05	$0.01	$0.22	(a)
Diluted	$0.07	$0.08	$0.05	$0.01	$0.21	(a)

Range of share prices
High	$7.34	$9.01	$10.78	$9.54	$10.78
Low	$5.52	$6.75	$8.09	$7.55	$5.52

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2022, and 2021

(In thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Credit Losses:
Year Ended June 30, 2022	$256	$249	$-	$(6)	$499
Year Ended June 30, 2021	$273	$19	$24	$(60)	$256

Inventory Obsolescence Reserve:
Year Ended June 30, 2022	$5,050	$2,111	$-	$(1,714)	$5,447
Year Ended June 30, 2021	$3,821	$1,754	$380	$(905)	$5,050

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2022	$108	$-	$-	$-	$108
Year Ended June 30, 2021	$2,194	$-	$-	$(2,086)	$108

(a)	For Allowance for credit losses, deductions are uncollectible accounts charged off, less recoveries.