Form 10-Q
period 2022-09-30
LSI INDUSTRIES INC
filed 2022-11-04
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQGlobal Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 28, 2022, there were 27,777,410 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2022	2021

Net Sales	$127,069	$106,397

Cost of products and services sold	92,319	81,887

Severance costs	12	-

Gross profit	34,738	24,510

Selling and administrative expenses	24,717	20,066

Operating income	10,021	4,444

Interest expense	788	234

Other expense	213	79

Income before income taxes	9,020	4,131

Income tax expense	2,758	998

Net income	$6,262	$3,133

Earnings per common share (see Note 4)
Basic	$0.23	$0.12
Diluted	$0.22	$0.11

Weighted average common shares outstanding
Basic	27,641	26,996
Diluted	28,664	27,743

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2022	2021

Net Income	$6,262	$3,133

Foreign currency translation adjustment	7	(44)

Comprehensive Income	$6,269	$3,089

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2022	2022

ASSETS

Current assets

Cash and cash equivalents	$9,028	$2,462

Accounts receivable, less allowance for credit losses of $508 and $499, respectively	75,449	77,750

Inventories	80,457	74,421

Refundable income taxes	1,118	1,041

Other current assets	4,355	3,243

Total current assets	170,407	158,917

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,469	24,495
Machinery and equipment	67,115	66,762
Buildings under finance leases	2,033	2,033
Construction in progress	563	618
	98,190	97,918
Less accumulated depreciation	(71,913)	(70,760)
Net property, plant and equipment	26,277	27,158

Goodwill	45,030	45,030

Other intangible assets, net	66,774	67,964

Operating lease right-of-use assets	7,826	8,664

Other long-term assets, net	3,187	3,347

Total assets	$319,501	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2022	2022

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	41,133	34,783
Accrued expenses	35,231	36,264

Total current liabilities	79,935	74,618

Long-term debt	73,975	76,025

Finance lease liabilities	1,174	1,246

Operating lease liabilities	7,381	8,240

Other long-term liabilities	3,307	3,182

Commitments and contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 40,000,000 shares; Outstanding 27,777,410 and 27,484,514 shares, respectively	140,599	139,500
Treasury shares, without par value	(6,439)	(5,927)
Deferred compensation plan	6,439	5,927
Retained earnings	13,078	8,224
Accumulated other comprehensive income	52	45

Total shareholders' equity	153,729	147,769

Total liabilities & shareholders' equity	$319,501	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
(In thousands, except per share data)	Number Of Shares		Number Of Shares		Compensation Amount	Comprehensive Income (Loss)	Earnings (Loss)	Shareholders' Equity
		Amount		Amount

Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	3,133	3,133
Other comprehensive loss	-	-	-	-	-	(44)	-	(44)
Stock compensation awards	10	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	79	(247)	-	-	-	-	-	(247)
Shares issued for deferred compensation	263	2,042	-	-	-	-	-	2,042
Activity of treasury shares, net	-	-	(261)	(2,021)	-	-	-	(2,021)
Deferred stock compensation	-	-	-	-	2,021	-	-	2,021
Stock compensation expense	-	556	-	-	-	-	-	556
Stock options exercised, net	3	16	-	-	-	-	-	16
Dividends — $0.20 per share	-	-	-	-	-	-	(1,328)	(1,328)

Balance at September 30, 2021	27,218	$134,968	(607)	$(4,471)	$4,471	$5	$400	$135,373

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of Shares		Number Of Shares		Compensation Amount	Comprehensive Income (Loss)	Earnings (Loss)	Shareholders' Equity
		Amount		Amount

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	6,262	6,262
Other comprehensive loss	-	-	-	-	-	7	-	7
Stock compensation awards	12	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	201	(66)	-	-	-	-	-	(66)
Shares issued for deferred compensation	80	539	-	-	-	-	-	539
Activity of treasury shares, net	-	-	(77)	(512)	-	-	-	(512)
Deferred stock compensation	-	-	-	-	512	-	-	512
Stock compensation expense	-	551	-	-	-	-	-	551
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(1,408)	(1,408)

Balance at September 30, 2022	27,777	$140,599	(899)	$(6,439)	$6,439	$52	$13,078	$153,729

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$6,262	$3,133
Non-cash items included in net income
Depreciation and amortization	2,421	2,563
Deferred income taxes	350	(13)
Deferred compensation plan	539	2,042
Stock compensation expense	551	556
Issuance of common shares as compensation	75	75
Loss on disposition of fixed assets	2	14
Allowance for doubtful accounts	8	10
Inventory obsolescence reserve	250	572

Changes in certain assets and liabilities
Accounts receivable	2,293	(6,260)
Inventories	(6,286)	(9,578)
Refundable income taxes	(77)	138
Accounts payable	6,350	8,359
Accrued expenses and other	(1,943)	(6,663)
Customer prepayments	(212)	(2,837)
Net cash flows provided by (used in) operating activities	10,583	(7,889)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(434)	(297)
Net cash flows (used in) investing activities	(434)	(297)

Cash Flows from Financing Activities
Payments of long-term debt	(47,123)	(42,533)
Borrowings of long-term debt	45,073	52,659
Cash dividends paid	(1,408)	(1,326)
Shares withheld for employees' taxes	(66)	(247)
Payments on financing lease obligations	(66)	(64)
Proceeds from stock option exercises	-	16
Net cash flows (used in) provided by financing activities	(3,590)	8,505

Change related to foreign currency	7	(31)

Increase in cash and cash equivalents	6,566	288

Cash and cash equivalents at beginning of period	2,462	2,282

Cash and cash equivalents at end of period	$9,028	$2,570

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three-month periods ended September 30, 2022, and 2021, and its cash flows for the three-month periods ended September 30, 2022, and 2021. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2022 Annual Report on Form 10-K. Financial information as of June 30, 2022, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2022 Annual Report on Form 10-K.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2022		September 30, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$58,077	$47,489	$44,582	$37,431
Products and services transferred over time	9,456	12,047	6,678	17,706
	$67,533	$59,536	$51,260	$55,137

	Three Months Ended
	September 30, 2022		September 30, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$55,535	$7,175	$41,879	$12,428
Poles, other display solution elements	11,129	41,471	8,966	33,302
Project management, installation services, shipping and handling	869	10,890	415	9,407
	$67,533	$59,536	$51,260	$55,137

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2022. One customer program in the Display Solutions Segment represents $12.3 million or 12% of the Company’s net sales in the three months ended September 30, 2021. One customer in the Display Solutions represents $8.5 million or 11% of accounts receivable at September 30, 2022. There was no concentration of accounts receivable at September 30, 2021.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2022, and September 30, 2021:

	Three Months Ended
(In thousands)	September 30
	2022	2021
Net Sales:
Lighting Segment	$67,533	$51,260
Display Solutions Segment	59,536	55,137
	$127,069	$106,397

Operating Income (Loss):
Lighting Segment	$9,158	$4,339
Display Solutions Segment	6,496	3,749
Corporate and Eliminations	(5,633)	(3,644)
	$10,021	$4,444

Capital Expenditures:
Lighting Segment	$249	$180
Display Solutions Segment	162	221
Corporate and Eliminations	23	(104)
	$434	$297

Depreciation and Amortization:
Lighting Segment	$1,387	$1,461
Display Solutions Segment	974	1,031
Corporate and Eliminations	60	71
	$2,421	$2,563

	September 30, 2022	June 30, 2022
Total Assets:
Lighting Segment	$151,856	$152,431
Display Solutions Segment	160,099	152,302
Corporate and Eliminations	7,546	6,347
	$319,501	$311,080

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended
(In thousands)	September 30
	2022	2021
Lighting Segment inter-segment net sales	$6,143	$10,457

Display Solutions Segment inter-segment net sales	$66	$163

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2022	2021

BASIC EARNINGS PER SHARE

Net income	$6,262	$3,133

Weighted average shares outstanding during the period, net of treasury shares	26,730	26,553
Weighted average vested restricted stock units outstanding	46	17
Weighted average shares outstanding in the Deferred Compensation Plan during the period	865	426
Weighted average shares outstanding	27,641	26,996

Basic earnings per common share	$0.23	$0.12

DILUTED EARNINGS PER SHARE

Net income	$6,262	$3,133

Weighted average shares outstanding:

Basic	27,641	26,996

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	1,023	747
Weighted average shares outstanding	28,664	27,743

Diluted earnings per common share	$0.22	$0.11

Anti-dilutive securities (b)	213	989

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2022, and September 30, 2021, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2022	2022

Inventories:
Raw materials	$53,962	$51,637
Work-in-progress	6,156	3,029
Finished goods	20,339	19,755
Total Inventories	$80,457	$74,421

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2022	2022

Accrued Expenses:
Customer prepayments	$6,204	$6,416
Compensation and benefits	8,752	9,611
Accrued warranty	4,319	4,491
Operating lease liabilities	1,187	1,274
Accrued sales commissions	2,506	4,783
Accrued Freight	4,139	3,680
Accrued FICA	1,161	1,122
Finance lease liabilities	280	275
Accrued income tax	1,835	109
Other accrued expenses	4,848	4,503
Total Accrued Expenses	$35,231	$36,264

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of September 30, 2022
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2022	$9,208	$35,822	$45,030

Balance as of June 30, 2022
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2022	$9,208	$35,822	$45,030

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets
	September 30, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$15,254	$46,829
Patents	268	268	-
LED technology firmware, software	20,966	14,895	6,071
Trade name	2,658	1,075	1,583
Non-compete	260	71	189
Total Amortized Intangible Assets	86,235	31,563	54,672

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$31,563	$66,774

Other Intangible Assets
	June 30, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$14,400	$47,683
Patents	268	268	-
LED technology firmware, software	20,966	14,598	6,368
Trade name	2,658	1,049	1,609
Non-compete	260	58	202
Total Amortized Intangible Assets	86,235	30,373	55,862

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$30,373	$67,964

	Three Months Ended
	September 30
(In thousands)	2022	2021

Amortization Expense of Other Intangible Assets	$1,190	$1,215

The Company expects to record annual amortization expense as follows:

(In thousands)

2023	$3,618
2024	4,760
2025	4,760
2026	4,760
2027	4,754
After 2027	32,020

NOTE 8 - DEBT

The Company’s long-term debt as of September 30, 2022, and June 30, 2022, consisted of the following:

	September 30,	June 30,
(In thousands)	2022	2022

Secured line of credit	$56,144	$57,275
Term loan, net of debt issuance costs of $26 and $30, respectively	21,402	22,321
Total debt	77,546	79,596
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$73,975	$76,025

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of September 30, 2022, the Company’s borrowing rate against its revolving line of credit was 4.8%. The increment over LIBOR borrowing rate will be 175 basis points for the second quarter of fiscal 2023. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of September 30, 2022, there was $18.9 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of September 30, 2022.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1.4 million and $1.3 million in both the three months ended September 30, 2022, and September 30, 2021, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.1 million were accrued as of both September 30, 2022, and 2021, respectively. These dividends will be paid upon the vesting of the restricted stock and performance stock units when shares are issued to the award recipients. In November 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 22, 2022, to shareholders of record as of November 14, 2022. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2022, the Company’s shareholders approved an amendment to the 2019 Omnibus Award Plan (“2019 Omnibus Plan”) which increased the number of shares authorized for issuance under the plan by 2,350,000 and to remove the Plan’s fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan prior to the amendment of the Plan equates to 1,253,908 as of September 30, 2022. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards.

In the three months ended September 30, 2022, the Company granted 164,348 PSU’s and 196,522 RSU’s, both with a weighted average market value of $6.90. Stock compensation expense was $0.6 million for both the three months ended September 30, 2022, and 2021.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(In thousands)	September 30
	2022	2021
Cash Payments:
Interest	$679	$203
Income taxes	$664	$1,183

Non-cash investing and financing activities
Issuance of common shares as compensation	$75	$75
Issuance of common shares to fund deferred compensation plan	$539	$2,042

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2022, there were no such standby letters of credit issued.

NOTE 13 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. The Company also acquired buildings, machinery, and forklift leases with the acquisition of JSI, as well as one sublease. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three months ended September 30, 2022, and 2021, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30
(In thousands)	2022	2021

Operating lease cost	$863	$879
Financing lease cost:
Amortization of right of use assets	74	74
Interest on lease liabilities	18	21
Variable lease cost	22	22
Sublease income	(116)	(94)
Total lease cost	$861	$902

Supplemental Cash Flow Information:
	Three Months Ended
	September 30
(In thousands)	2022	2021

Cash flows from operating leases
Fixed payments - operating cash flows	$885	$887
Liability reduction - operating cash flows	$779	$744

Cash flows from finance leases
Interest - operating cash flows	$18	$21
Repayments of principal portion - financing cash flows	$66	$64

Operating Leases:	September 30,	June 30,
	2022	2022

Total operating right-of-use assets	$7,826	$8,664

Accrued expenses (Current liabilities)	$1,187	$1,274
Long-term operating lease liability	7,381	8,240
Total operating lease liabilities	$8,568	$9,514

Weighted Average remaining Lease Term (in years)	2.83	3.05

Weighted Average Discount Rate	4.82%	4.81%

Finance Leases:	September 30,	June 30,
	2022	2022

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	30
Accumulated depreciation	(719)	(634)
Total finance lease assets, net	$1,344	$1,429

Accrued expenses (Current liabilities)	$280	$275
Long-term finance lease liability	1,174	1,246
Total finance lease liabilities	$1,454	$1,521

Weighted Average remaining Lease Term (in years)	4.54	4.80

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2023	$2,792	$275	$377	$3,444
2024	3,285	337	377	3,999
2025	2,136	362	31	2,529
2026	835	362	-	1,197
2027	215	303	-	518
Thereafter	4	-	-	4
Total lease payments	$9,267	$1,639	$785	$11,691
Less: Interest	(699)	(185)		(884)
Present Value of Lease Liabilities	$8,568	$1,454		$10,807

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

	Three Months Ended
	September 30
	2022	2021
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	26.20%	24.2%
Uncertain tax positions	1.0	0.8
Deferred Income Tax Adjustment	1.6	-
Share-based compensation	1.8	(0.8)
Effective tax rate	30.6%	24.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including this section. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “focus,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in in our Annual Report on Form 10-K in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Risk Factors.” All of those risks and uncertainties are incorporated herein by reference. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2022, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended
	September 30
(In thousands)	2022	2021

Lighting Segment	$67,533	$51,260
Display Solutions Segment	59,536	55,137
	$127,069	$106,397

Operating Income (Loss) by Business Segment
	Three Months Ended
	September 30
(In thousands)	2022	2021

Lighting Segment	$9,158	$4,339
Display Solutions Segment	6,496	3,749
Corporate and Eliminations	(5,633)	(3,644)
	$10,021	$4,444

Net sales of $127.1 million for the three months ended September 30, 2022, increased $20.7 million or 19% as compared to net sales of $106.4 million for the three months ended September 30, 2021. Net sales were driven by increased net sales of the Lighting Segment (an increase of $16.2 million or 32%) and increased net sales of the Display Solutions Segment (an increase of $4.4 million or 8%). Growth in both reportable segments reflects the ongoing strength in demand levels from our key vertical markets, focusing on higher-value applications where our differentiated products and solutions meet the unique requirements of our customers.

Operating income of $10.0 million for the three months ended September 30, 2022, represents a $5.6 million increase from operating income of $4.4 million in the three months ended September 30, 2021. Adjusted operating income, a Non-GAAP measure, was $10.9 million in the three months ended September 30, 2022, compared to $5.0 million in the three months ended September 30, 2021. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income was the result of increased volume leveraged by a higher-value sales mix, price realization offsetting inflation, and effective cost management.The Company continues to focus on actions which increase its value and importance to customers in verticals where the Company sees profitable growth.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of stock compensation expense, severance costs, and consulting expense related to commercial growth initiatives, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, and Net Debt to Adjusted EBITDA. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt to Adjusted EBITDA.

.

Reconciliation of net income to adjusted net income
	Three Months Ended
	September 30
(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$6,262		$0.22	$3,133		$0.11

Stock compensation expense	420	(1)	0.01	407	(5)	0.02

Consulting expense: Commercial Growth Initiatives	226	(2)	0.01	-		-

Severance costs	9	(3)	-	-		-

Tax rate difference between reported and adjusted net income	160	(4)	0.01	-		-

Net Income adjusted	$7,077		$0.25	$3,540		$0.13

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $131

(2) $77

(3) $3

(4) $160

(5) $149

Reconciliation of operating income to adjusted operating income:
	Three Months Ended
	September 30
(In thousands)	2022	2021

Operating Income as reported	$10,021	$4,444

Stock compensation expense	551	556

Consulting expense: Commercial Growth Initiatives	303	-

Severance costs	12	-

Adjusted Operating Income	$10,887	$5,000

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended
	September 30
(In thousands)	2022	2021

Operating Income as reported	$10,021	$4,444

Depreciation and Amortization	2,421	2,563

EBITDA	$12,442	$7,007

Stock compensation expense	551	556
Consulting expense: Commercial Growth Initiatives	303	-
Severance costs	12	-

Adjusted EBITDA	$13,308	$7,563

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended
	September 30
(In thousands)	2022	2021

Cash Flow from Operations	$10,583	$(7,889)

Capital expenditures	(434)	(297)

Free Cash Flow	$10,149	$(8,186)

Net Debt to Adjusted EBITDA
	September 30,
(In thousands)	2022	2021

Current portion and long-term debt as reported	$3,571	$3,571

Long-Term Debt	73,975	76,025
Total Debt	77,546	79,596

Less: Cash and cash equivalents	9,028	2,570

Net Debt	$68,518	$77,026

Adjusted EBITDA - Trailing 12 Months	$40,836	$30,907

Net Debt to Adjusted EBITDA	1.7	2.5

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2022, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Lighting Segment
	Three Months Ended
	September 30
(In thousands)	2022	2021

Net Sales	$67,533	$51,260
Gross Profit	22,279	15,457
Operating Income	9,158	4,339

Lighting Segment net sales of $67.5 million in the three months ended September 30, 2022, increased 32% from net sales of $51.3 million in the same period in fiscal 2022. Growth was broad-based, with sales increasing double digits in both project business and shipments to distributor stock. The Company’s efforts over the last two years to strengthen its lighting offering for select vertical market applications continues to position LSI to win additional business which has resulted in a growth in net sales.

Gross profit of $22.3 million in the three months ended September 30, 2022, increased $6.8 million or 44% from the same period of fiscal 2022. Gross profit as a percentage of net sales was 33.0% in the three months ended September 30, 2022, compared to 30.2% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales and from targeted pricing actions to offset the impact of inflation, and effective cost control.

Operating expenses of $13.1 million in the three months ended September 30, 2022, increased $2.0 million from the same period of fiscal 2022, primarily driven by higher commission expense as a result of higher net sales.

Lighting Segment operating income of $9.2 million for the three months ended September 30, 2022, increased $4.8 million from operating income of $4.3 million in the same period of fiscal 2022 primarily driven by sales volume and by an improvement in gross profit as a percentage of sales.

Display Solutions Segment
	Three Months Ended
	September 30
(In thousands)	2022	2021

Net Sales	$59,536	$55,137
Gross Profit	$12,453	$9,036
Operating Income	$6,496	$3,749

Display Solutions Segment net sales of $59.5 million in the three months ended September 30, 2022, increased $4.4 million or 8% from net sales of $55.1 million in the same period in fiscal 2022. The sales increase is primarily the result of growth in both the grocery and refueling/convenience-store verticals.

Gross profit of $12.5 million in the three months ended September 30, 2022, increased $3.4 million or 38% from the same period of fiscal 2022. Gross profit as a percentage of net sales in the three months ended September 30, 2022, was 20.9% compared to 16.4% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales and from targeted pricing actions to offset the impact of inflation, as well as favorable project mix.

Operating expenses of $6.0 million in the three months ended September 30, 2022, increased $0.7 million from $5.3 million in the same period of fiscal 2022, primarily driven by investments in commercial resources.

Display Solutions Segment operating income of $6.5 million in the three months ended September 30, 2022, increased $2.7 million from operating income of $3.7 million in the same period of fiscal 2022. The increase of $2.8 million was primarily driven by an increase in sales and an improvement of gross profit as a percentage of sales.

Corporate and Eliminations
	Three Months Ended
	September 30
(In thousands)	2022	2021

Gross Profit	$6	$17
Operating (Loss)	$(5,633)	$(3,644)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $5.6 million in the three months ended September 30, 2022, increased $2.0 million or 55% from the same period of fiscal 2022. The increase was primarily the result of an increase in short-term and long-term performance-based incentive plan expense driven by improved business performance.

Consolidated Results

The Company reported $0.8 million and $0.2 million of net interest expense in the three months ended September 30, 2022, and September 30, 2021, respectively. The increase in interest expense is the results of increased borrowing costs. The Company also recorded other expense of $0.2 million and $0.1 million in the three months ended September 30, 2022, and September 30, 2021, respectively, both of which is related to net foreign exchange currency transaction losses through our Mexican and Canadian subsidiaries.

The $2.8 million of income tax expense in the three months ended September 30, 2022, represents a consolidated effective tax rate of 30.6%. Impacting the effective tax rate is an increase in a valuation reserve related to the Company’s deferred tax assets and from a higher anticipated annual tax rate. The $1.0 million of income tax expense in the three months ended September 30, 2021, represents a consolidated effective tax rate of 24.2%.

The Company reported net income of $6.3 million in the three months ended September 30, 2022, compared to net income of $3.1 million in the three months ended September 30, 2021. Non-GAAP adjusted net income was $7.1 million for the three months ended September 30, 2022, compared to adjusted net income of $3.5 million for the three months ended September 30, 2021 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales and an increase in the gross profit as a percentage of sales. Diluted earnings per share of $0.22 was reported in the three months ended September 30, 2022, as compared to $0.11 diluted earnings per share in the same period of fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2022, were 28,664,000 shares compared to 27,743,000 shares in the same period last year.

Liquidity and Capital Resources

The Company considers its level of cash on hand, borrowing capacity, current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

At September 30, 2022, the Company had working capital of $90.5 million compared to $84.3 million at June 30, 2022. The ratio of current assets to current liabilities was 2.13 to 1 for both September 30, 2022, and June 30, 2022. The increase in working capital from June 30, 2022, to September 30, 2022, is primarily driven by a $6.0 million increase in net inventory, a $1.0 million decrease in accrued expenses and a $6.6 million increase in cash and cash equivalents, partially offset by a $6.4 million increase in accounts payable and a $2.3 million decrease in net accounts receivable.

Net accounts receivable was $75.5 million and $77.8 million at September 30, 2022, and June 30, 2022, respectively. DSO increased to 55 days at September 30, 2022, from 54 days at June 30, 2022.

Net inventories of $80.5 million at September 30, 2022, increased $6.1 million from $74.4 million at June 30, 2022. The increase of $6.1 million is the result of an increase in gross inventory of $6.1 million and a negligible change in obsolescence reserves. Lighting Segment net inventory increased $3.4 million as the Company continues to mitigate the risk of any lingering supply chain challenges. Net inventory in the Display Solutions Segment increased $2.7 million to support several on-going programs.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of September 30, 2022, $18.9 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2023. The Company also has on file with the SEC a shelf registration statement which allows it to sell any combination of common stock, preferred stock warrants, senior or subordinated debt securities or other securities in one or more offerings if it chooses to do so in the future. The Company expects to maintain the effectiveness of this shelf registration statement for the foreseeable future.

The Company had a source of $10.6 million of cash from operating activities in the three months ended September 30, 2022, compared to a use of cash of $7.9 million in the three months ended September 30, 2021. The increase in net cash flows from operating activities is primarily the result of effective management of the Company’s working capital and from improved earnings.

The Company used $0.4 million and $0.3 million of cash related to investing activities in the three months ended September 30, 2022, and September 30, 2021, respectively.

The Company had a use of cash of $3.6 million related to financing activities in the three months ended September 30, 2022, compared to a source of cash of $8.5 million in the three months ended September 30, 2021. The $12.1 million change in cash flow was primarily the result of cash generated from improved working capital management and from improved earnings, which was used to pay down the Company’s line of credit in the first quarter of fiscal 2023.

The Company has on its balance sheet financial instruments consisting primarily of cash and cash equivalents, short-term investments, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

The Company has no financial instruments with off-balance sheet risk and have no off-balance sheet arrangements.

Cash Dividends

In November 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 22, 2022, to shareholders of record as of November 14, 2022. The indicated annual cash dividend rate for fiscal 2023 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2022 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since June 30, 2022. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 18 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fiscal Year 2023 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2023 Short-Term Incentive Plan (STIP)*++

10.3	Nonqualified Deferred Compensation Plan Amended and Restated as of August 17, 2022*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
November 4, 2022