Form 10-Q
period 2022-12-31
LSI INDUSTRIES INC
filed 2023-02-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of January 27, 2023, there were 28,166,965 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2022	2021	2022	2021

Net Sales	$128,804	$111,143	$255,873	$217,540

Cost of products and services sold	94,646	85,695	186,964	167,582

Severence Costs	18	-	31	-

Gross profit	34,140	25,448	68,878	49,958

Selling and administrative expenses	25,102	21,026	49,819	41,092

Operating income	9,038	4,422	19,059	8,866

Interest expense	1,258	529	2,046	763

Other expense (income)	(55)	9	158	88

Income before income taxes	7,835	3,884	16,855	8,015

Income tax expense	1,418	779	4,177	1,777

Net income	$6,417	$3,105	$12,678	$6,238

Earnings per common share (see Note 4)
Basic	$0.23	$0.11	$0.45	$0.23
Diluted	$0.22	$0.11	$0.44	$0.22

Weighted average common shares outstanding
Basic	28,078	27,292	27,874	27,144
Diluted	29,204	28,067	28,766	27,895

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Net Income	$6,417	$3,105	$12,678	$6,238

Foreign currency translation adjustment	68	9	75	(35)

Comprehensive Income	$6,485	$3,114	$12,753	$6,203

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2022	2022

ASSETS

Current assets

Cash and cash equivalents	$2,765	$2,462

Accounts receivable, less allowance for credit losses of $392 and $499, respectively	67,352	77,750

Inventories	73,205	74,421

Refundable income taxes	1,325	1,041

Other current assets	4,378	3,243

Total current assets	149,025	158,917

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,485	24,495
Machinery and equipment	67,322	66,762
Buildings under finance leases	2,033	2,033
Construction in progress	893	618
	98,743	97,918
Less accumulated depreciation	(72,957)	(70,760)
Net property, plant and equipment	25,786	27,158

Goodwill	45,030	45,030

Other intangible assets, net	65,584	67,964

Operating lease right-of-use assets	7,548	8,664

Other long-term assets, net	3,310	3,347

Total assets	$296,283	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	June 30,
(In thousands, except shares)	2022	2022

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	27,293	34,783
Accrued expenses	33,270	36,264

Total current liabilities	64,134	74,618

Long-term debt	59,250	76,025

Finance lease liabilities	1,105	1,246

Operating lease liabilities	6,957	8,240

Other long-term liabilities	3,521	3,182

Commitments and contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 28,120,755 and 27,484,514 shares, respectively	142,988	139,500
Treasury shares, without par value	(6,988)	(5,927)
Deferred compensation plan	6,988	5,927
Retained earnings	18,208	8,224
Accumulated other comprehensive income	120	45

Total shareholders' equity	161,316	147,769

Total liabilities & shareholders' equity	$296,283	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	6,238	6,238
Other comprehensive loss	-	-	-	-	-	(35)	-	(35)
Stock compensation awards	19	150	-	-	-	-	-	150
Restricted stock units issued, net of shares withheld for tax withholdings	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	334	2,569	-	-	-	-	-	2,569
Activity of treasury shares, net	-	-	(324)	(2,491)	-	-	-	(2,491)
Deferred stock compensation	-	-	-	-	2,491	-	-	2,491
Stock compensation expense	-	1,686	-	-	-	-	-	1,686
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(2,668)	(2,668)

Balance at December 31, 2021	27,301	$136,707	(670)	$(4,941)	$4,941	$14	$2,165	$138,886

	Common Shares		Treasury Shares		Key Executive	Accumulated Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	(Loss)	Equity
Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	12,678	12,678
Other comprehensive loss	-	-	-	-	-	75	-	75
Stock compensation awards	35	173	-	-	-	-	-	173
Restricted stock units issued, net of shares withheld for tax withholdings	272	(465)	-	-	-	-	-	(465)
Shares issued for deferred compensation	137	1,087	-	-	-	-	-	1,087
Activity of treasury shares, net	-	-	(135)	(1,061)	-	-	-	(1,061)
Deferred stock compensation	-	-	-	-	1,061	-	-	1,061
Stock compensation expense	-	1,415	-	-	-	-	-	1,415
Stock options exercised, net	192	1,278	-	-	-	-	-	1,278
Dividends — $0.20 per share	-	-	-	-	-	-	(2,694)	(2,694)

Balance at December 31, 2022	28,120	$142,988	(957)	$(6,988)	$6,988	$120	$18,208	$161,316

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$12,678	$6,238
Non-cash items included in net income
Depreciation and amortization	4,840	5,101
Deferred income taxes	49	(256)
Deferred compensation plan	1,087	2,569
Stock compensation expense	1,415	1,686
Issuance of common shares as compensation	173	150
Loss on disposition of fixed assets	37	22
Allowance for doubtful accounts	(108)	148
Inventory obsolescence reserve	300	955

Changes in certain assets and liabilities
Accounts receivable	10,506	(11,608)
Inventories	916	(13,995)
Refundable income taxes	(284)	77
Accounts payable	(7,490)	3,747
Accrued expenses and other	(1,581)	(6,360)
Customer prepayments	(2,476)	(5,017)
Net cash flows provided by (used in) operating activities	20,062	(16,543)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(995)	(745)
Adjustment to JSI acquisition purchase price	-	500
Proceeds from the sale of fixed assets	1	-
Net cash flows used in investing activities	(994)	(245)

Cash Flows from Financing Activities
Payments of long-term debt	(102,152)	(77,737)
Borrowings of long-term debt	85,377	96,192
Cash dividends paid	(2,694)	(2,657)
Shares withheld for employees' taxes	(465)	(250)
Payments on financing lease obligations	(123)	(129)
Proceeds from stock option exercises	1,278	26
Net cash flows (used in) provided by financing activities	(18,779)	15,445

Change related to foreign currency	14	(25)

Increase (decrease) in cash and cash equivalents	303	(1,368)

Cash and cash equivalents at beginning of period	2,462	2,282

Cash and cash equivalents at end of period	$2,765	$914

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2022, the results of its operations for the three and six-month periods ended December 31, 2022, and 2021, and its cash flows for the six-month periods ended December 31, 2022, and 2021. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2022 Annual Report on Form 10-K. Financial information as of June 30, 2022, has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	December 31, 2022		December 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$58,591	$47,027	$50,141	$35,437
Products and services transferred over time	8,242	14,944	7,135	18,430
	$66,833	$61,971	$57,276	$53,867

	Six Months Ended
(In thousands)	December 31, 2022		December 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$116,668	$94,516	$94,723	$72,868
Products and services transferred over time	17,698	26,991	13,813	36,136
	$134,366	$121,507	$108,536	$109,004

	Three Months Ended
(In thousands)	December 31, 2022		December 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$54,410	$5,801	$47,626	$12,551
Poles, printed graphics, display fixtures	11,632	41,683	9,079	31,127
Project management, installation services, shipping and handling	791	14,487	571	10,189
	$66,833	$61,971	$57,276	$53,867

	Six Months Ended
(In thousands)	December 31, 2022		December 31, 2021
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$109,945	$12,976	$89,505	$24,979
Poles, printed graphics, display fixtures	22,761	83,154	18,045	64,429
Project management, installation services, shipping and handling	1,660	25,377	986	19,596
	$134,366	$121,507	$108,536	$109,004

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and six months ended December 31, 2022. One customer program in the Display Solutions Segment represents $11.4 million, or 10.3%, and $23.7 million, or 10.9%, of the Company’s net sales in the three and six months ended December 31, 2021, respectively. There was no concentration of accounts receivable at December 31, 2022. One customer in the Display Solutions Segment represents $8.5 million or 10.9% of the Company’s accounts receivable at June 30, 2022.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2022 and December 31, 2021:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2022	2021	2022	2021
Net Sales:
Lighting Segment	$66,833	$57,276	$134,366	$108,536
Display Solutions Segment	61,971	53,867	121,507	109,004
	$128,804	$111,143	$255,873	$217,540

Operating Income (Loss):
Lighting Segment	$6,754	$4,623	$15,912	$8,962
Display Solutions Segment	7,762	3,837	14,258	7,586
Corporate and Eliminations	(5,478)	(4,038)	(11,111)	(7,682)
	$9,038	$4,422	$19,059	$8,866

Capital Expenditures:
Lighting Segment	$74	$172	$323	$352
Display Solutions Segment	539	254	700	475
Corporate and Eliminations	(52)	22	(28)	(82)
	$561	$448	$995	$745

Depreciation and Amortization:
Lighting Segment	$1,382	$1,450	$2,769	$2,911
Display Solutions Segment	975	1,016	1,949	2,047
Corporate and Eliminations	62	72	122	143
	$2,419	$2,538	$4,840	$5,101

	December 31, 2022	June 30, 2022
Identifiable Assets:
Lighting Segment	$143,741	$152,431
Display Solutions Segment	145,722	152,302
Corporate and Eliminations	6,820	6,347
	$296,283	$311,080

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2022	2021	2022	2021
Lighting Segment inter-segment net sales	$5,067	$11,266	$11,210	$21,723

Display Solutions Segment inter-segment net sales	$30	$72	$36	$235

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021

BASIC EARNINGS PER SHARE

Net income	$6,417	$3,105	$12,678	$6,238

Weighted average shares outstanding during the period, net of treasury shares	27,005	26,625	26,890	26,589
Weighted average vested restricted stock units outstanding	117	30	81	24
Weighted average shares outstanding in the Deferred Compensation Plan during the period	956	637	903	531
Weighted average shares outstanding	28,078	27,292	27,874	27,144

Basic income per share	$0.23	$0.11	$0.45	$0.23

DILUTED EARNINGS PER SHARE

Net income	$6,417	$3,105	$12,678	$6,238

Weighted average shares outstanding:

Basic	28,078	27,292	27,874	27,144

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	1,126	775	892	751
Weighted average shares outstanding	29,204	28,067	28,766	27,895

Diluted income per share	$0.22	$0.11	$0.44	$0.22

Anti-dilutive securities (b)	85	981	452	984

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended December 31, 2022, and December 31, 2021, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2022	2022

Inventories:
Raw materials	$51,532	$51,637
Work-in-progress	6,844	3,029
Finished goods	14,829	19,755
Total Inventories	$73,205	$74,421

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2022	2022

Accrued Expenses:
Customer prepayments	$3,940	$6,416
Compensation and benefits	9,865	9,611
Accrued warranty	4,516	4,491
Operating lease liabilities	1,347	1,274
Accrued sales commissions	3,528	4,783
Accrued Freight	3,348	3,680
Accrued FICA	396	1,122
Finance lease liabilities	281	275
Accrued income tax	-	109
Other accrued expenses	6,049	4,503
Total Accrued Expenses	$33,270	$36,264

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of December 31, 2022
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2022	$9,208	$35,822	$45,030

Balance as of June 30, 2022
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2022	$9,208	$35,822	$45,030

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets
	December 31, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$16,108	$45,975
Patents	268	268	-
LED technology firmware, software	20,966	15,191	5,775
Trade name	2,658	1,102	1,556
Non-compete	260	84	176
Total Amortized Intangible Assets	86,235	32,753	53,482

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$32,753	$65,584

Other Intangible Assets
	June 30, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$14,400	$47,683
Patents	268	268	-
LED technology firmware, software	20,966	14,598	6,368
Trade name	2,658	1,049	1,609
Non-compete	260	58	202
Total Amortized Intangible Assets	86,235	30,373	55,862

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$30,373	$67,964

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Amortization Expense of Other Intangible Assets	$1,190	$1,198	$2,380	$2,413

The Company expects to record annual amortization expense as follows:

(In thousands)

2023	$4,808
2024	4,760
2025	4,760
2026	4,760
2027	4,754
After 2027	32,020

NOTE 8 - DEBT

The Company’s long-term debt as of September 30, 2022, and June 30, 2022, consisted of the following:

	December 31,	June 30,
(In thousands)	2022	2022

Secured line of credit	$42,310	$57,275
Term loan, net of debt issuance costs of $26 and $30, respectively	20,511	22,321
Total debt	62,821	79,596
Less: amounts due within one year	3,571	3,571
Total amounts due after one tear, net	$59,250	$76,025

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of December 31, 2022, the Company’s borrowing rate against its revolving line of credit was 6.1%. The increment over LIBOR borrowing rate will be 125 basis points for the third quarter of fiscal 2023.  As a result of a reduction of the Company’s leverage ratio, the increment over LIBOR was lowered 25 basis points for each of the previous two consecutive quarters. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of December 31, 2022, there was $32.7 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of December 31, 2022.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2.7 million in both the six months ended December 31, 2022, and December 31, 2021. In January 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 14, 2023, to shareholders of record as of February 6, 2023. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2022, the Company’s shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan (“2019 Omnibus Plan”) which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan’s fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company’s shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company’s Stock Ownership Policy. Except for Restricted Stock Unit (“RSU”) grants which are time-based, participants in the Company’s Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 2,637,095 as of December 31, 2022. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units (“PSUs”) and other awards.

In the first quarter of fiscal 2023, the Company granted 164,348 PSU’s and 197,915 RSU’s, both with a weighted average market value of $6.90. Stock compensation expense was $0.8 million and $1.1 million for the three months ended December 31, 2022, and 2021, respectively, and $1.4 million and $1.7 million in the six months ended December 31, 2022, and 2021, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2022	2021
Cash Payments:
Interest	$1,689	$627
Income taxes	$4,299	$2,820

Non-cash investing and financing activities
Issuance of common shares as compensation	$173	$150
Issuance of common shares to fund deferred compensation plan	$1,087	$2,569

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2022, there were no such standby letters of credit issued.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and six months ended December 31, 2022, and 2021, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Operating lease cost	$885	$870	$1,776	$1,749
Financing lease cost:
Amortization of right of use assets	74	74	148	148
Interest on lease liabilities	17	20	35	41
Variable lease cost	22	22	44	44
Sublease income	(116)	(94)	(232)	(188)
Total lease cost	$882	$892	$1,771	$1,794

	Three Months Ended
	December 31,
(In thousands)	2022	2021

Cash flows from operating leases
Fixed payments - operating cash flows	$1,832	$1,778
Liability reduction - operating cash flows	$1,618	$1,502

Cash flows from finance leases
Interest - operating cash flows	$35	$42
Repayments of principal portion - financing cash flows	$123	$129

Operating Leases:	December 31,	June 30,
	2022	2022

Total operating right-of-use assets	$7,548	$8,664

Accrued expenses (Current liabilities)	$1,347	$1,274
Long-term operating lease liability	6,957	8,240
Total operating lease liabilities	$8,304	$9,514

Weighted Average remaining Lease Term (in years)	2.72	3.05

Weighted Average Discount Rate	4.82%	4.81%

Finance Leases:	December 31,	June 30,
	2022	2022

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	11
Accumulated depreciation	(793)	(634)
Total finance lease assets, net	$1,270	$1,410

Accrued expenses (Current liabilities)	$281	$275
Long-term finance lease liability	1,105	1,246
Total finance lease liabilities	$1,386	$1,521

Weighted Average remaining Lease Term (in years)	4.30	4.80

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2023	$2,134	$207	$(189)	$2,152
2024	3,399	337	(377)	3,359
2025	2,253	362	(31)	2,584
2026	952	362	-	1,314
2027	323	303	-	626
Thereafter	4	-	-	4
Total lease payments	$9,065	$1,571	$(597)	$10,039
Less: Interest	(761)	(185)		(946)
Present Value of Lease Liabilities	$8,304	$1,386		$9,093

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	21.5%	23.8%	24.0%	24.0%
Uncertain tax positions	(1.2)	(3.9)	-	(1.5)
Tax rate changes	(1.9)	-	-	-
Share-based compensation	(0.3)	0.1	0.8	(0.3)
Effective tax rate	18.1%	20.0%	24.8%	22.2%

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

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Lighting Segment	$66,833	$57,276	$134,366	$108,536
Display Solutions Segment	61,971	53,867	121,507	109,004
	$128,804	$111,143	$255,873	$217,540

Operating Income (Loss) by Business Segment
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Lighting Segment	$6,754	$4,623	$15,912	$8,962
Display Solutions Segment	7,762	3,837	14,258	7,586
Corporate and Eliminations	(5,478)	(4,038)	(11,111)	(7,682)
	$9,038	$4,422	$19,059	$8,866

Net sales of $128.8 million for the three months ended December 31, 2022, increased $17.7 million or 16% as compared to net sales of $111.1 million for the three months ended December 31, 2021. Net sales were driven by increased net sales of the Lighting Segment (an increase of $9.6 million or 17%) and increased net sales of the Display Solutions Segment (an increase of $8.1 million or 15%). Double digit growth in both reportable segments reflects the ongoing strength in demand levels from our key vertical markets, focusing on higher-value applications where our differentiated products and solutions meet the unique requirements of our customers.

Net sales of $255.9 million for the six months ended December 31, 2022, increased $38.3 million or 18% as compared to net sales of $217.5 million for the six months ended December 31, 2021. Net sales were driven by increased net sales of the Lighting Segment (an increase of $25.8 million or 24%) and increased net sales of the Display Solutions Segment (an increase of $12.5 million or 12%).

Operating income of $9.0 million for the three months ended December 31, 2022, represents a $4.6 million increase from operating income of $4.4 million in the three months ended December 31, 2021. Adjusted operating income, a Non-GAAP measure, was $10.6 million in the three months ended December 31, 2022, compared to $5.9 million in the three months ended December 31, 2021. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income was the result of increased volume leveraged by a higher value sales mix, continued price discipline, and continued effective cost management. The Company continues to focus on actions which increase its value and importance to customers in verticals where the Company sees profitable growth.

Operating income of $19.1 million for the six months ended December 31, 2022, represents a $10.2 million increase from operating income of $8.9 million in the six months ended December 31, 2021. Adjusted operating income, a Non-GAAP financial measure, was $21.4 million in the six months ended December 31, 2022, compared to $10.9 million in the six months ended December 31, 2021. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

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

Reconciliation of operating income to adjusted operating income:
	Three Months Ended
	December 31
(In thousands)	2022	2021

Operating Income as reported	$9,038	$4,422

Stock compensation expense	1,002	1,130

Consulting expense: Commercial Growth Initiatives	486	-

Acquisition Costs	-	340

Severance costs	33	-

Adjusted Operating Income	$10,559	$5,892

Reconciliation of net income to adjusted net income
	Three Months Ended
	December 31
(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$6,417		$0.22	$3,105		$0.11

Stock compensation expense	785	(1)	0.03	867	(4)	0.03

Consulting expense: Commercial Growth Initiatives	399	(2)	0.01	-		-

Acquisition Costs	-		-	269	(5)	0.01

Severance costs	26	(3)	-	-		-
Net Income adjusted	$7,627		$0.26	$4,241		$0.15

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $217

(2) $87

(3) $7

(4) $263

(5) $71

Reconciliation of operating income to adjusted operating income:
	Six Months Ended
	December 31
(In thousands)	2022	2021

Operating Income as reported	$19,059	$8,866

Stock compensation expense	1,553	1,686

Consulting expense: Commercial Growth Initiatives	789	-

Acquisition costs	-	340

Severance costs	46	-

Adjusted Operating Income	$21,447	$10,892

Reconciliation of net income to adjusted net income
	Six Months Ended
	December 31
(In thousands, except per share data)	2022			2021
			Diluted EPS			Diluted EPS

Net Income as reported	$12,678		$0.44	$6,238		$0.22

Stock compensation expense	1,341	(1)	0.05	1,274	(4)	0.05

Consulting expense: Commercial Growth Initiatives	647	(2)	0.02	-		-

Acquisition costs	-		-	269	(5)	0.01

Severance costs	38	(3)	-	-		-
Net Income adjusted	$14,704		$0.51	$7,781		$0.28

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $212

(2) $142

(3) $8

(4) $412

(5) $71

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Operating Income as reported	$9,038	$4,422	$19,059	$8,866

Depreciation and Amortization	2,419	2,538	4,840	5,101

EBITDA	$11,457	$6,960	$23,899	$13,967

Stock compensation expense	1,002	1,130	1,553	1,686

Consulting Expense - Commercial Growth Initiatives	486		789

Acquisition Costs	-	340	-	340

Severance costs	33	-	46	-

Adjusted EBITDA	$12,978	$8,430	$26,287	$15,993

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2022	2021	2022	2021

Cash Flow from Operations	$9,481	$(8,654)	$20,064	$(16,543)

Capital expenditures	(561)	(448)	(994)	(745)

Free Cash Flow	$8,920	$(9,102)	$19,070	$(17,288)

Net Debt to Adjusted EBITDA
	December 31,	June 30,
(In thousands)	2022	2022

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	59,250	76,025
Total Debt	62,821	79,596

Less: Cash and cash equivalents	(2,765)	(2,462)

Net Debt	$60,056	$77,134

Adjusted EBITDA - Trailing 12 Months	$45,387	$35,091

Net Debt to Adjusted EBITDA	1.3	2.2

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2022, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2021

Lighting Segment
	Three Months Ended
	December 31
(In thousands)	2022	2021

Net Sales	$66,833	$57,276
Gross Profit	$20,457	$16,898
Operating Income	$6,754	$4,623

Lighting Segment net sales of $66.8 million in the three months ended December 31, 2022, increased 17% from net sales of $57.3 million in the same period in fiscal 2022. Sales growth was broad-based, with significant increases in all vertical market applications. The Company’s efforts over the last two years to strengthen its lighting offering for select vertical market applications coupled with the Company’s enhanced product offering, continues to position LSI to win additional business.

Gross profit of $20.5 million in the three months ended December 31, 2022, increased $3.6 million or 21% from the same period of fiscal 2022. Gross profit as a percentage of net sales was 30.6% in the three months ended December 31, 2022, compared to 29.5% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales resulting from the Company’s continued focus on verticals where it competes coupled with enhanced product offerings, and continued price disciplines, all of which in turn result in improved margins.

Operating expenses of $13.7 million in the three months ended December 31, 2022, increased $1.4 million from the same period of fiscal 2022, primarily driven by higher commission expense as a result of higher net sales.

Lighting Segment operating income of $6.8 million for the three months ended December 31, 2022, increased $2.1 million from operating income of $4.6 million in the same period of fiscal 2022 primarily driven by sales volume and by an improvement in gross profit as a percentage of sales.

Display Solutions Segment
	Three Months Ended
	December 31
(In thousands)	2022	2021

Net Sales	$61,971	$53,867
Gross Profit	$13,681	$8,559
Operating Income	$7,762	$3,837

Display Solutions Segment net sales of $62.0 million in the three months ended December 31, 2022, increased $8.1 million or 15% from net sales of $53.9 million in the same period in fiscal 2022. The sales increase is primarily the result of growth in both the grocery and refueling/convenience-store verticals.

Gross profit of $13.7 million in the three months ended December 31, 2022, increased $5.1 million or 60% from the same period of fiscal 2022. Gross profit as a percentage of net sales in the three months ended December 31, 2022, was 22.1% compared to 15.9% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales, improved program pricing, and favorable sales mix.

Operating expenses of $5.9 million in the three months ended December 31, 2022, increased $1.2 million from $4.7 million in the same period of fiscal 2022. The increase of $1.2 million was driven by investments in commercial resources to support sales growth along with an increase in short-term performance-based incentive plan expense driven by improved business performance.

Display Solutions Segment operating income of $7.8 million in the three months ended December 31, 2022, increased $3.9 million from operating income of $3.8 million in the same period of fiscal 2022. The increase of $3.9 million was primarily driven by an increase in sales and an improvement of gross profit as a percentage of sales.

Corporate and Eliminations
	Three Months Ended
	December 31
(In thousands)	2022	2021

Gross Profit (Loss)	$2	$(9)
Operating (Loss)	$(5,478)	$(4,038)

The gross profit/(loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $5.5 million in the three months ended December 31, 2022, increased $1.5 million from the same period of fiscal 2022. The increase was primarily the result of an increase in short-term and long-term performance-based incentive plan expense driven by improved business performance and by commercial growth initiative consulting expense of $0.5 million for which there was no comparable expense in the second fiscal 2022.

Consolidated Results

The Company reported $1.3 million and $0.5 million of net interest expense in the three months ended December 31, 2022, and December 31, 2021, respectively. The increase in interest expense is the results of increased borrowing costs. The Company also recorded other (income) of ($0.1) million and a nominal amount of expense in the three months ended December 31, 2022, and December 31, 2021, respectively, both of which is related to net foreign exchange currency transaction losses through our Mexican and Canadian subsidiaries.

The $1.4 million of income tax expense in the three months ended December 31, 2022, represents a consolidated effective tax rate of 18.1%. The $0.7 million of income tax expense in the three months ended December 31, 2021, represents a consolidated effective tax rate of 20.1%.

The Company reported net income of $6.4 million in the three months ended December 31, 2022, compared to net income of $3.1 million in the three months ended December 31, 2021. Non-GAAP adjusted net income was $7.6 million for the three months ended December 31, 2022, compared to adjusted net income of $4.2 million for the three months ended December 31, 2021 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales and an increase in the gross profit as a percentage of sales. Diluted earnings per share of $0.22 was reported in the three months ended December 31, 2022, as compared to $0.11 diluted earnings per share in the same period of fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2022, were 29,204,000 shares compared to 28,067,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2022, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2021

Lighting Segment
	Six Months Ended
	December 31
(In thousands)	2022	2021

Net Sales	$134,366	$108,536
Gross Profit	$42,737	$32,355
Operating Income	$15,912	$8,962

Lighting Segment net sales of $134.4 million in the six months ended December 31, 2022, increased 24% from net sales of $108.5 million in the same period in fiscal 2022. Sales growth was broad-based, with significant increases in all vertical market applications. The Company’s efforts over the last two years to strengthen its lighting offering for select vertical market applications continues to position LSI to win additional business.

Gross profit of $42.7 million in the six months ended December 31, 2022, increased $10.4 million or 32% from the same period of fiscal 2022. Gross profit as a percentage of net sales was 31.8% in the six months ended December 31, 2022, compared to 29.8% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales resulting from the Company’s continued focus on verticals where it competes coupled with enhanced product offerings, and continued price disciplines, all of which in turn result in improved margins.

Operating expenses of $26.8 million in the six months ended December 31, 2022, increased $3.4 million from the same period of fiscal 2022, primarily driven by higher commission expense as a result of higher net sales.

Lighting Segment operating income of $15.9 million for the six months ended December 31, 2022, increased $7.0 million from operating income of $9.0 million in the same period of fiscal 2022 primarily driven by sales volume and by an improvement in gross profit as a percentage of sales.

Display Solutions Segment
	Six Months Ended
	December 31
(In thousands)	2022	2021

Net Sales	$121,507	$109,004
Gross Profit	$26,134	$17,595
Operating Income	$14,258	$7,586

Display Solutions Segment net sales of $121.5 million in the six months ended December 31, 2022, increased $12.5 million or 12% from net sales of $109.0 million in the same period in fiscal 2022. The sales increase is primarily the result of growth in both the grocery and refueling/convenience-store verticals.

Gross profit of $26.1 million in the six months ended December 31, 2022, increased $8.5 million or 49% from the same period of fiscal 2022. Gross profit as a percentage of net sales in the six months ended December 31, 2022, was 21.5% compared to 16.1% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales, improved program pricing, and favorable sales mix.

Operating expenses of $11.9 million in the six months ended December 31, 2022, increased $1.9 million from $10.0 million in the same period of fiscal 2022. The increase of $1.9 million was driven by investments in commercial resources to support sales growth along with an increase in short-term performance-based incentive plan expense driven by improved business performance.

Display Solutions Segment operating income of $14.3 million in the six months ended December 31, 2022, increased $6.7 million or 88% from operating income of $7.6 million in the same period of fiscal 2022. The increase was primarily driven by an increase in sales and an improvement of gross profit as a percentage of sales.

Corporate and Eliminations
	Six Months Ended
	December 31
(In thousands)	2022	2021

Gross Profit (Loss)	$7	$8
Operating (Loss)	$(11,111)	$(7,682)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $11.1 million in the six months ended December 31, 2022, increased $3.4 million from the same period of fiscal 2022. The increase was primarily the result of an increase in short-term and long-term performance-based incentive plan expense driven by improved business performance and by commercial growth initiative consulting expense of $0.8 million for which there was no comparable expense in the first half fiscal 2022.

Consolidated Results

The Company reported $2.0 million and $0.8 million of net interest expense in the six months ended December 31, 2022, and December 31, 2021, respectively. The increase in interest expense is primarily the results of increased borrowing costs. The Company also recorded other expense of $0.2 and $0.1 in the six months ended December 31, 2022, and December 31, 2021, respectively, related to net foreign exchange currency transaction losses and gains through our Mexican and Canadian subsidiaries.

The $4.2 million of income tax expense in the six months ended December 31, 2022, represents a consolidated effective tax rate of 24.8%. The $1.8 million income tax expense in the six months ended December 31, 2021, represents a consolidated effective tax rate of 22.2%.

The Company reported net income of $12.7 million in the six months ended December 31, 2022, compared to net income of $6.2 million in the six months ended December 31, 2021. Non-GAAP adjusted net income was $14.7 million for the six months ended December 31, 2022, compared to adjusted net income of $7.8 million for the six months ended December 31, 2021 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in sales and an increase in the gross profit as a percentage of sales. Diluted earnings per share of $0.44 was reported in the six months ended December 31, 2022, as compared to $0.22 diluted earnings per share in the same period of fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2022, were 28,766,000 shares compared to 27,895,000 shares in the same period last year.

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

At December 31, 2022, the Company had working capital of $84.9 million compared to $84.3 million at June 30, 2022. The ratio of current assets to current liabilities was 2.32 to 1 at December 31, 2022, and 2.13 at June 30, 2022. The marginal increase in working capital from June 30, 2022, to December 31, 2022, is primarily driven by a $10.4 million decrease in net accounts receivable more than offset by a $7.5 million decrease in accounts payable and a $3.0 million decrease in accrued expenses. Also contributing to the change in working capital was a $1.2 million decrease in net inventory, partially offset by a $0.3 million increase in cash and a $1.4 million increase in refundable income taxes and other current assets.

Net accounts receivable was $67.4 million and $77.8 million at December 31, 2022, and June 30, 2022, respectively. DSO decreased to 52 days at December 31, 2022, from 55 days at June 30, 2022.

Net inventories of $73.2 million at December 31, 2022, decreased $1.2 million from $74.4 million at June 30, 2022. The decrease of $1.2 million is the result of a decrease in net inventory of $0.4 million in the Lighting Segment and a $0.8 decrease in net inventory in the Display Solutions Segment.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of December 31, 2022, $32.7 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2023..

The Company had a source of $20.1 million of cash from operating activities in the six months ended December 31, 2022, compared to a use of cash of $16.5 million in the six months ended December 31, 2021. The increase in net cash flows from operating activities is primarily the result of effective management of the Company’s working capital and from improved earnings.

The Company used $1.0 million and $.2 million of cash related to investing activities in the six months ended December 31, 2022, and December 31, 2021, respectively.

The Company had a use of cash of $18.8 million related to financing activities in the six months ended December 31, 2022, compared to a source of cash of $15.4 million in the six months ended December 31, 2021. The $34.2 million change in cash flow was primarily the result of cash generated from improved working capital management and from improved earnings, which was used to pay down the Company’s line of credit in the first half of fiscal 2023. Also contributing to the reduction of debt was $1.3 million of cash received from the exercise of stock options in the second quarter of fiscal 2023.

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

Cash Dividends

In January 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 14, 2023, to shareholders of record as of February 6, 2023. The indicated annual cash dividend rate for fiscal 2023 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 7, 2023