Form 10-Q
period 2023-03-31
LSI INDUSTRIES INC
filed 2023-05-05
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of April 28, 2023, there were 28,367,653 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2023	2022	2023	2022

Net Sales	$117,470	$110,111	$373,343	$327,651

Cost of products and services sold	85,266	83,318	272,230	250,900

Severence Costs	-	-	31	-

Gross profit	32,204	26,793	101,082	76,751

Selling and administrative expenses	24,472	21,632	74,291	62,724

Operating income	7,732	5,161	26,791	14,027

Interest expense	877	524	2,924	1,287

Other (income) expense	(71)	(55)	86	33

Income before income taxes	6,926	4,692	23,781	12,707

Income tax expense	2,257	1,074	6,434	2,851

Net income	$4,669	$3,618	$17,347	$9,856

Earnings per common share (see Note 4)
Basic	$0.16	$0.13	$0.62	$0.36
Diluted	$0.16	$0.13	$0.60	$0.35

Weighted average common shares outstanding
Basic	28,306	27,378	28,012	27,220
Diluted	29,611	28,083	29,055	27,945

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Net Income	$4,669	$3,618	$17,347	$9,856

Foreign currency translation adjustment	117	46	192	11

Comprehensive Income	$4,786	$3,664	$17,539	$9,867

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2023	2022

ASSETS

Current assets

Cash and cash equivalents	$1,350	$2,462

Accounts receivable, less allowance for credit losses of $386 and $499, respectively	69,288	77,750

Inventories	67,661	74,421

Refundable income taxes	2,906	1,041

Other current assets	4,617	3,243

Total current assets	145,822	158,917

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,624	24,495
Machinery and equipment	68,075	66,762
Buildings under finance leases	2,033	2,033
Construction in progress	720	618
	99,462	97,918
Less accumulated depreciation	(74,198)	(70,760)
Net property, plant and equipment	25,264	27,158

Goodwill	45,030	45,030

Other intangible assets, net	64,394	67,964

Operating lease right-of-use assets	6,770	8,664

Other long-term assets, net	3,739	3,347

Total assets	$291,019	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2023	2022

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	24,749	34,783
Accrued expenses	37,717	36,264

Total current liabilities	66,037	74,618

Long-term debt	46,002	76,025

Finance lease liabilities	1,036	1,246

Operating lease liabilities	6,115	8,240

Other long-term liabilities	4,086	3,182

Commitments and contingencies (Note 12)	-	-

Shareholders' Equity
Preferred shares, without par value;
Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value;
Authorized 50,000,000 shares;
Outstanding 28,349,720 and 27,484,514 shares, respectively	146,000	139,500
Treasury shares, without par value	(6,736)	(5,927)
Deferred compensation plan	6,736	5,927
Retained earnings	21,506	8,224
Accumulated other comprehensive income	237	45

Total shareholders' equity	167,743	147,769

Total liabilities & shareholders' equity	$291,019	$311,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common Shares		Treasury Shares		Key Executive	Other	Retained	Total
	Number Of		Number Of		Compensation	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	(Loss)	Equity

Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	$49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	9,856	9,856
Other comprehensive income	-	-	-	-	-	11	-	11
Stock compensation awards	30	225	-	-	-	-	-	225
Restricted stock units issued, net of shares withheld for tax withholdings	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	412	3,089	-	-	-	-	-	3,089
Activity of treasury shares, net	-	-	(401)	(3,007)	-	-	-	(3,007)
Deferred stock compensation	-	-	-	-	3,007	-	-	3,007
Stock compensation expense	-	2,466	-	-	-	-	-	2,466
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(4,048)	(4,048)

Balance at March 31, 2022	27,390	$138,082	(747)	$(5,457)	$5,457	$60	$4,403	$142,545

						Accumulated
	Common Shares		Treasury Shares		Key Executive	Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	17,347	17,347
Other comprehensive loss	-	-	-	-	-	192	-	192
Stock compensation awards	37	270	-	-	-	-	-	270
ESPP Stock Awards	10	97	-	-	-	-	-	97
Restricted stock units issued, net of shares withheld for tax withholdings	301	(844)	-	-	-	-	-	(844)
Shares issued for deferred compensation	168	1,530	-	-	-	-	-	1,530
Activity of treasury shares, net	-	-	(69)	(809)	-	-	-	(809)
Deferred stock compensation	-	-	-	-	809	-	-	809
Stock compensation expense		2,308	-	-	-	-	-	2,308
Stock options exercised, net	349	3,139	-	-	-	-	-	3,139
Dividends — $0.20 per share	-	-	-	-	-	-	(4,065)	(4,065)

Balance at March 31, 2023	28,349	$146,000	(891)	$(6,736)	$6,736	$237	$21,506	$167,743

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2023	2022

Cash Flows from Operating Activities
Net income	$17,347	$9,856
Non-cash items included in net income
Depreciation and amortization	7,295	7,632
Deferred income taxes	59	26
Deferred compensation plan	1,530	3,089
Stock compensation expense	2,308	2,466
Employee Stock Purchase Plan Discount	97	-
Issuance of common shares as compensation	270	225
Loss on disposition of fixed assets	37	57
Allowance for doubtful accounts	(80)	205
Inventory obsolescence reserve	740	752

Changes in certain assets and liabilities
Accounts receivable	8,542	(16,104)
Inventories	6,020	(20,175)
Refundable income taxes	(1,865)	247
Accounts payable	(10,034)	5,695
Accrued expenses and other	2,830	(3,708)
Customer prepayments	(2,548)	(2,931)
Net cash flows provided by (used in) operating activities	32,548	(12,668)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,754)	(1,276)
Adjustment to JSI acquisition purchase price	-	500
Proceeds from the sale of fixed assets	1	-
Net cash flows (used in) investing activities	(1,753)	(776)

Cash Flows from Financing Activities
Payments of long-term debt	(150,547)	(113,195)
Borrowings of long-term debt	120,524	130,006
Cash dividends paid	(4,065)	(3,989)
Shares withheld for employees' taxes	(844)	(250)
Payments on financing lease obligations	(192)	(196)
Proceeds from stock option exercises	3,139	26
Net cash flows (used in) provided by financing activities	(31,985)	12,402

Change related to foreign currency	78	8

(Decrease) in cash and cash equivalents	(1,112)	(1,034)

Cash and cash equivalents at beginning of period	2,462	2,282

Cash and cash equivalents at end of period	$1,350	$1,248

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three and nine-month periods ended March 31, 2023, and 2022, and its cash flows for the nine-month periods ended March 31, 2023, and 2022. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2022 Annual Report on Form 10-K. Financial information as of June 30, 2022, has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	March 31, 2023		March 31, 2022
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,249	$42,378	$49,283	$41,231
Products and services transferred over time	9,458	8,385	7,843	11,754
	$66,707	$50,763	$57,126	$52,985

	Nine Months Ended
	March 31, 2023		March 31, 2022
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$173,917	$136,894	$144,006	$114,099
Products and services transferred over time	27,157	35,375	21,656	47,890
	$201,074	$172,269	$165,662	$161,989

	Three Months Ended
	March 31, 2023		March 31, 2022
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$55,894	$4,907	$47,196	$6,906
Poles, printed graphics, display fixtures	9,920	37,019	9,358	35,536
Project management, installation services, shipping and handling	893	8,837	572	10,543
	$66,707	$50,763	$57,126	$52,985

	Nine Months Ended
	March 31, 2023		March 31, 2022
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$165,839	$17,883	$136,701	$31,885
Poles, printed graphics, display fixtures	32,681	120,173	27,403	99,965
Project management, installation services, shipping and handling	2,554	34,213	1,558	30,139
	$201,074	$172,269	$165,662	$161,989

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

The Lighting Segment includes non-residential outdoor and indoor lighting fixtures utilizing LED light sources that have been fabricated and assembled for the Company’s markets, primarily the refueling and convenience store markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports court and field market. The Company also services lighting product customers through the commercial and industrial project, stock and flow, and renovation channels. In addition to the manufacture and sale of lighting fixtures, the Company offers a variety of lighting controls to complement its lighting fixtures which include sensors, photocontrols, dimmers, motion detection and Bluetooth systems. The Lighting Segment also includes the design, engineering and manufacturing of electronic circuit boards, assemblies and sub-assemblies which are sold directly to customers.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and nine months ended March 31, 2023, or March 31, 2022. There was no concentration of accounts receivable at March 31, 2023. One customer in the Display Solutions Segment represents $8.5 million or 10.9% of the Company’s accounts receivable at June 30, 2022.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2023, and March 31, 2022:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2023	2022	2023	2022
Net Sales:
Lighting Segment	$66,707	$57,126	$201,074	$165,662
Display Solutions Segment	50,763	52,985	172,269	161,989
	$117,470	$110,111	$373,343	$327,651

Operating Income (Loss):
Lighting Segment	$6,529	$4,959	$22,441	$13,921
Display Solutions Segment	5,501	4,556	19,759	12,142
Corporate and Eliminations	(4,298)	(4,354)	(15,409)	(12,036)
	$7,732	$5,161	$26,791	$14,027

Capital Expenditures:
Lighting Segment	$402	$272	$725	$624
Display Solutions Segment	338	185	1,038	660
Corporate and Eliminations	19	74	(9)	(8)
	$759	$531	$1,754	$1,276

Depreciation and Amortization:
Lighting Segment	$1,344	$1,450	$4,113	$4,361
Display Solutions Segment	1,044	1,021	2,993	3,068
Corporate and Eliminations	67	60	189	203
	$2,455	$2,531	$7,295	$7,632

	March 31, 2023	June 30, 2022
Identifiable Assets:
Lighting Segment	$142,656	$152,431
Display Solutions Segment	140,666	152,302
Corporate and Eliminations	7,697	6,347
	$291,019	$311,080

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2023	2022	2023	2022
Lighting Segment inter-segment net sales	$5,101	$5,683	$16,312	$27,406

Display Solutions Segment inter-segment net sales	$175	$54	$139	$289

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022

BASIC EARNINGS PER SHARE

Net income	$4,669	$3,618	$17,347	$9,856

Weighted average shares outstanding during the period, net of treasury shares	27,376	26,642	27,050	26,606
Weighted average vested restricted stock units outstanding	52	31	70	26
Weighted average shares outstanding in the Deferred Compensation Plan during the period	878	705	892	588
Weighted average shares outstanding	28,306	27,378	28,012	27,220

Basic income per share	$0.16	$0.13	$0.62	$0.36

DILUTED EARNINGS PER SHARE

Net income	$4,669	$3,618	$17,347	$9,856

Weighted average shares outstanding:

Basic	28,306	27,378	28,012	27,220

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	1,305	705	1,043	725
Weighted average shares outstanding	29,611	28,083	29,055	27,945

Diluted income per share	$0.16	$0.13	$0.60	$0.35

Anti-dilutive securities (b)	-	1,427	181	1,043

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended March 31, 2023, and March 31, 2022, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2023	2022

Inventories:
Raw materials	$49,946	$51,637
Work-in-progress	7,800	3,029
Finished goods	9,915	19,755
Total Inventories	$67,661	$74,421

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2023	2022

Accrued Expenses:
Customer prepayments	$3,847	$6,416
Compensation and benefits	12,683	9,611
Accrued warranty	5,127	4,491
Operating lease liabilities	1,290	1,274
Accrued sales commissions	5,629	4,783
Accrued freight	3,625	3,680
Accrued FICA	546	1,122
Finance lease liabilities	325	275
Accrued income tax	-	109
Other accrued expenses	4,645	4,503
Total Accrued Expenses	$37,717	$36,264

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of three reporting units that contain goodwill. One reporting unit is within the Lighting Segment and two reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

As of March 1, 2023, the Company performed its annual preliminary goodwill impairment test on the three reporting units that contain goodwill. The preliminary goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $34.4 million or 21% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $13.6 million or 5,426% above the carrying value of the reporting unit including goodwill. The preliminary goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $99.4 million or 15% above the carrying value of the reporting unit including goodwill. The definitive impairment test is expected to be completed in the fourth quarter of fiscal 2023. It is anticipated that the results of the definitive test will not change when the test is complete

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill
(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of March 31, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2023	$9,208	$35,822	$45,030

Balance as of June 30, 2022
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2022	$9,208	$35,822	$45,030

The Company has two indefinite-lived intangible assets. The Company performed its annual review of indefinite-lived intangible assets as of March 1, 2023, and determined there was no impairment. The preliminary impairment test of the first indefinite-lived intangible asset passed with a fair market value of $17.0 million or 399% above its carrying value. The preliminary impairment test of the second indefinite-lived intangible asset passed with a fair market value of and $10.5 million or 21% above its carrying value. The definitive indefinite-lived impairment test is expected to be completed in the fourth quarter of fiscal 2023. It is anticipated that the results of the definitive test will not change when the test is complete.

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets
	March 31, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$16,962	$45,121
Patents	268	268	-
LED technology firmware, software	20,966	15,486	5,480
Trade name	2,658	1,129	1,529
Non-compete	260	98	162
Total Amortized Intangible Assets	86,235	33,943	52,292

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$33,943	$64,394

Other Intangible Assets
	June 30, 2022
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$14,400	$47,683
Patents	268	268	-
LED technology firmware, software	20,966	14,598	6,368
Trade name	2,658	1,049	1,609
Non-compete	260	58	202
Total Amortized Intangible Assets	86,235	30,373	55,862

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$30,373	$67,964

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Amortization Expense of Other Intangible Assets	$1,190	$1,198	$3,570	$3,611

The Company expects to record annual amortization expense as follows:

(In thousands)

2023	$4,808
2024	4,760
2025	4,760
2026	4,760
2027	4,754
After 2027	32,020

NOTE 8 - DEBT

The Company’s long-term debt as of March 31, 2023, and June 30, 2022, consisted of the following:

	March 31,	June 30,
(In thousands)	2023	2022

Secured line of credit	$29,930	$57,275
Term loan, net of debt issuance costs of $22 and $30, respectively	19,643	22,321
Total debt	49,573	79,596
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$46,002	$76,025

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of March 31, 2023, the Company’s borrowing rate against its revolving line of credit was 6.3%. The increment over LIBOR borrowing rate will be 125 basis points for the fourth quarter of fiscal 2023. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of March 31, 2023, there was $45.1 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of March 31, 2023.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $4.1 million and $4.0 million for the nine months ended March 31, 2023, and March 31, 2022, respectively. In April 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 16, 2023, to shareholders of record as of May 8, 2023. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2022, the Company’s shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan (“2019 Omnibus Plan”) which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan’s fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company’s shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company’s Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units (“PSUs”) and other awards. Except for Restricted Stock Unit (“RSU”) grants which are time-based, participants in the Company’s Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 2,463,673 as of March 31, 2023.

In the first quarter of fiscal 2023, the Company granted 164,348 PSU’s and 197,915 RSU’s, both with a weighted average market value of $6.90. Stock compensation expense was $0.9 million and $0.8 million for the three months ended March 31, 2023, and 2022, respectively, and $2.3 million and $2.5 million in the nine months ended March 31, 2023, and 2022, respectively.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2023	2022
Cash Payments:
Interest	$2,325	$1,067
Income taxes	$7,808	$3,581

Non-cash investing and financing activities
Issuance of common shares as compensation	$270	$225
Issuance of common shares to fund deferred compensation plan	$1,530	$3,089
Issuance of common shares to fund ESPP plan	$97	$-

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is party to various negotiations, customer bankruptcies, and legal proceedings arising in the normal course of business. The Company provides reserves for these matters when a loss is probable and reasonably estimable. Because it is not possible to predict with certainty the outcome or costs of these matters, the Company does not disclose a range of potential losses. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, cash flows or liquidity.

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2023, there were no such standby letters of credit issued.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and nine months ended March 31, 2023, and 2022, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Operating lease cost	$884	$868	$2,661	$2,617
Financing lease cost:
Amortization of right of use assets	74	74	221	221
Interest on lease liabilities	16	19	51	61
Variable lease cost	22	22	65	65
Sublease income	(116)	(94)	(348)	(283)
Total lease cost	$880	$889	$2,650	$2,681

Supplemental Cash Flow Information:
	Nine Months Ended
	March 31
(In thousands)	2023	2022

Cash flows from operating leases
Fixed payments - operating cash flows	$2,754	$2,669
Liability reduction - operating cash flows	$2,451	$2,271

Cash flows from finance leases
Interest - operating cash flows	$51	$61
Repayments of principal portion - financing cash flows	$192	$196

Operating Leases:	March 31,	June 30,
	2023	2022

Total operating right-of-use assets	$6,770	$8,664

Accrued expenses (Current liabilities)	$1,290	$1,274
Long-term operating lease liability	6,115	8,240
Total operating lease liabilities	$7,405	$9,514

Weighted Average remaining Lease Term (in years)	2.52	3.05

Weighted Average Discount Rate	4.82%	4.81%

Finance Leases:	March 31,	June 30,
	2023	2022

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	30	11
Accumulated depreciation	(867)	(634)
Total finance lease assets, net	$1,196	$1,410

Accrued expenses (Current liabilities)	$325	$275
Long-term finance lease liability	1,036	1,246
Total finance lease liabilities	$1,361	$1,521

Weighted Average remaining Lease Term (in years)	4.06	4.80

Weighted Average Discount Rate	4.86%	4.86%

	Operating
	Lease	Finance Lease	Operating	Net Lease
Maturities of Lease Liability:	Liabilities	Liabilities	Subleases	Commitments
2023	$1,235	$182	$(94)	$1,323
2024	3,399	337	(377)	3,359
2025	2,253	362	(31)	2,584
2026	952	362		1,314
2027	323	303		626
Thereafter	4			4
Total lease payments	$8,166	$1,546	$(502)	$9,210
Less: Interest	(761)	(185)		(946)
Present Value of Lease Liabilities	$7,405	$1,361		$8,264

NOTE 14 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The Company operated in the United States of America, Canada, Mexico and Puerto Rico for the nine months ended March 31, 2023, and the Company operated in the United States of America, Canada, and Mexico for the nine months ended March 31, 2022. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	30.5%	22.4%	25.9%	23.4%
Uncertain tax positions	1.2	0.5	0.3	(0.8)
Other	0.7	-	0.2	-
Share-based compensation	0.2	-	0.6	(0.2)
Effective tax rate	32.6%	22.9%	27.0%	22.4%

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

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Lighting Segment	$66,707	$57,126	$201,074	$165,662
Display Solutions Segment	50,763	52,985	172,269	161,989
	$117,470	$110,111	$373,343	$327,651

Operating Income (Loss) by Business Segment
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Lighting Segment	$6,529	$4,959	$22,441	$13,921
Display Solutions Segment	5,501	4,556	19,759	12,142
Corporate and Eliminations	(4,298)	(4,354)	(15,409)	(12,036)
	$7,732	$5,161	$26,791	$14,027

Net sales of $117.5 million for the three months ended March 31, 2023, increased $7.4 million or 7% as compared to net sales of $110.1 million for the three months ended March 31, 2022. Net sales were driven by increased net sales of the Lighting Segment (an increase of $9.6 million or 17%) partially offset by decreased net sales of the Display Solutions Segment (a decrease of $2.2 million or 4%). The 17% growth in the Lighting Segment was driven by continued growth in both indoor and outdoor applications, across multiple verticals. The 4% decline in the Display Solutions Segment was due to changes in the timing of shipments and completion of several large digital signage programs, while transitioning to new programs.

Net sales of $373.3 million for the nine months ended March 31, 2023, increased $45.7 million or 14% as compared to net sales of $327.7 million for the nine months ended March 31, 2022. Net sales were driven by increased net sales in both Lighting Segment (an increase of $35.4 million or 21%) and the Display Solutions Segment (an increase of $10.3 million or 6%). The Company continues to make progress on its key growth initiatives, including cross selling products to grow existing customers as well as programs to attain new customers.

Operating income of $7.7 million for the three months ended March 31, 2023, represents a $2.6 million increase from operating income of $5.1 million in the three months ended March 31, 2022. Adjusted operating income, a Non-GAAP measure, was $8.8 million in the three months ended March 31, 2023, compared to $6.0 million in the three months ended March 31, 2022. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income was the result of increased volume leveraged by a higher value sales mix, continued price discipline coupled with improved program pricing, and continued effective cost management.

Operating income of $26.8 million for the nine months ended March 31, 2023, represents a $12.8 million increase from operating income of $14.0 million in the nine months ended March 31, 2022. Adjusted operating income, a Non-GAAP financial measure, was $30.2 million in the nine months ended March 31, 2023, compared to $16.9 million in the nine months ended March 31, 2022. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The Company continues to focus on actions such as the introduction of new products and the cross selling of existing products, which increase its value and importance to customers in verticals where the Company sees profitable growth.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of long-term performance based compensation expense, severance costs, acquisition costs, and consulting expense related to commercial growth initiatives, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, Net Debt to Adjusted EBITDA, and free cash flow. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt to Adjusted EBITDA.

Reconciliation of operating income to adjusted operating income:

	Three Months Ended
	March 31
(In thousands)	2023	2022

Operating Income as reported	$7,732	$5,161

Long-Term Performance Based Compensation	968	780

Consulting expense: Commercial Growth Initiatives	75	-

Acquisition Costs	-	21

Severance costs	-	5

Adjusted Operating Income	$8,775	$5,967

Reconciliation of operating income to adjusted net income:

	Three Months Ended
	March 31
(In thousands, except per share data)	2023			2022
	Diluted EPS			Diluted EPS

Net Income as reported	$4,669		$0.16	$3,618		$0.13

Long-Term Performance Based Compensation	769	(1)	0.03	576	(3)	0.02

Consulting expense: Commercial Growth Initiatives	59	(2)	-	-		-

Acquisition Costs	-		-	16	(4)	-

Severance costs	-		-	4	(5)	-
Net Income adjusted	$5,497		$0.19	$4,214		$0.15

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $199

(2) $16

(3) $204

(4) $5

(5) $1

Reconciliation of operating income to adjusted operating income:

	Nine Months Ended
	March 31
(In thousands)	2023	2022

Operating Income as reported	$26,791	$14,027

Long-Term Performance Based Compensation	2,521	2,466

Consulting expense: Commercial Growth Initiatives	864	-

Acquisition costs	-	361

Severance costs	46	5

Adjusted Operating Income	$30,222	$16,859

Reconciliation of operating income to adjusted net income:

	Nine Months Ended
	March 31
(In thousands, except per share data)	2023			2022
	Diluted EPS			Diluted EPS

Net Income as reported	$17,347		$0.60	$9,856		$0.35

Long-Term Performance Based Compensation	2,107	(1)	0.08	1,850	(4)	0.07

Consulting expense: Commercial Growth Initiatives	708	(2)	0.02	-		-

Acquisition costs	-		-	285	(5)	0.01

Severance costs	38	(3)	-	4	(6)	-
Net Income adjusted	$20,200		$0.70	$11,995		$0.43

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $414

(2) $156

(3) $8

(4) $616

(5) $76

(6) $1

Reconciliation of operating income to EBITDA and Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Net Income as reported	$4,669	$3,618	$17,347	$9,856

Income Tax	2,257	1,074	6,434	2,851

Interest Expense, net	877	524	2,924	1,287

Other expense (income)	(71)	(55)	86	33

Operating Income as reported	$7,732	$5,161	$26,791	$14,027

Depreciation and Amortization	2,455	2,531	7,295	7,632

EBITDA	$10,187	$7,692	$34,086	$21,659

Long-term performance based compensation	968	780	2,521	2,466

Consulting Expense - Commercial Growth Initiatives	75	-	864	-

Acquisition Costs	-	21	-	361

Severance costs	-	5	46	5

Adjusted EBITDA	$11,230	$8,498	$37,517	$24,491

Reconciliation of cash flow from operations to free cash flow
	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022

Cash Flow from Operations	$12,486	$3,875	$32,548	$(12,668)

Capital expenditures	(759)	(531)	(1,754)	(1,276)

Free Cash Flow	$11,727	$3,344	$30,794	$(13,944)

Net Debt to Adjusted EBITDA
	March 31,	March 31,
(In thousands)	2023	2022

Current portion and long-term debt as reported	$3,571	$3,571

Long-Term Debt	46,002	81,387
Total Debt	49,573	84,958

Less: Cash and cash equivalents	(1,350)	(1,248)

Net Debt	$48,223	$83,710

Adjusted EBITDA - Trailing 12 Months	$48,117	$31,309

Net Debt to Adjusted EBITDA	1.0	2.7

Results of Operations

THREE MONTHS ENDED MARCH 31, 2023, COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

Lighting Segment
	Three Months Ended
	March 31
(In thousands)	2023	2022

Net Sales	$66,707	$57,126
Gross Profit	$20,278	$16,654
Operating Income	$6,529	$4,959

Lighting Segment net sales of $66.7 million in the three months ended March 31, 2023, increased 17% from net sales of $57.1 million in the same period in fiscal 2022. The 17% growth in the Lighting Segment was driven by continued growth in both indoor and outdoor applications, across multiple verticals. The Company continues to make progress in the market by increasing sales in all major verticals it serves with the introduction of new products, providing customers to select from multiple features and price-points, based on their unique requirements.

Gross profit of $20.3 million in the three months ended March 31, 2023, increased $3.6 million or 22% from the same period of fiscal 2022. Gross profit as a percentage of net sales was 30.4% in the three months ended March 31, 2023, compared to 29.2% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales resulting from the Company’s continued focus on verticals where it competes coupled with new product offerings, and continued price discipline, all of which in turn result in improved margins.

Operating expenses of $13.7 million in the three months ended March 31, 2023, increased $2.0 million from the same period of fiscal 2022, primarily driven by higher commission expense to its agent network as a result of higher net sales.

Lighting Segment operating income of $6.5 million for the three months ended March 31, 2023, increased $1.5 million from operating income of $5.0 million in the same period of fiscal 2022 primarily driven by sales volume and by an improvement in gross profit as a percentage of sales.

Display Solutions Segment
	Three Months Ended
	March 31
(In thousands)	2023	2022

Net Sales	$50,763	$52,985
Gross Profit	$11,927	$10,171
Operating Income	$5,501	$4,556

Display Solutions Segment net sales of $50.8 million in the three months ended March 31, 2023, decreased $2.2 million or 4% from net sales of $53.0 million in the same period in fiscal 2022. The 4% decline in the Display Solutions Segment was driven by changes in the timing of shipments and completion of several large digital signage programs, while transitioning to new programs.

Gross profit of $11.9 million in the three months ended March 31, 2022, increased $1.8 million or 17% from the same period of fiscal 2022. Gross profit as a percentage of net sales in the three months ended March 31, 2023, was 23.5% compared to 19.2% in the same period of fiscal 2022. While sales were lower compared to the same period in the prior fiscal year, gross profit and gross profit as a percentage of sales improved. The improvement in gross profit as a percentage of sales was driven by improved program pricing and a favorable project mix.

Operating expenses of $6.4 million in the three months ended March 31, 2023, increased $0.8 million from $5.6 million in the same period of fiscal 2022. The increase of $0.8 million was driven by several factors including compensation, benefits, and commercial sales and marketing programs costs to support sales growth initiatives.

Display Solutions Segment operating income of $5.5 million in the three months ended March 31, 2023, increased $0.9 million from operating income of $4.6 million in the same period of fiscal 2022. The increase of $0.9 million was primarily driven by an improvement in gross profit as a percentage of sales.

Corporate and Eliminations
	Three Months Ended
	March 31
(In thousands)	2023	2022

Gross Profit (Loss)	$(1)	$(32)
Operating (Loss)	$(4,298)	$(4,354)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.3 million in the three months ended March 31, 2023, remained flat from the same period of fiscal 2022 as a result of efforts to contain costs.

Consolidated Results

The Company reported $0.9 million and $0.5 million of net interest expense in the three months ended March 31, 2023, and March 31, 2022, respectively. The increase in interest expense is the result of increased borrowing costs. The Company also recorded other (income) of ($0.1) million in the three months ended March 31, 2023, and March 31, 2022, respectively, both of which are related to net foreign exchange currency transaction gains through our Mexican and Canadian subsidiaries.

The $2.3 million of income tax expense in the three months ended March 31, 2023, represents a consolidated effective tax rate of 32.6%. The $1.1 million of income tax expense in the three months ended March 31, 2022, represents a consolidated effective tax rate of 22.9%. The increase in the effective tax rate is primarily driven by an increase in pre-tax profits in the higher taxing jurisdictions of Puerto Rico and Canada along with unfavorable discrete tax adjustments.

The Company reported net income of $4.7 million in the three months ended March 31, 2023, compared to net income of $3.6 million in the three months ended March 31, 2022. Non-GAAP adjusted net income was $5.5 million for the three months ended March 31, 2023, compared to adjusted net income of $4.2 million for the three months ended March 31, 2022 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in sales and an increase in the gross profit as a percentage of sales. Diluted earnings per share of $0.16 was reported in the three months ended March 31, 2023, as compared to $0.13 diluted earnings per share in the same period of fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2023, were 29,611,000 shares compared to 28,083,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2023, COMPARED TO NINE MONTHS ENDED MARCH 31, 2022

Lighting Segment
	Nine Months Ended
	March 31
(In thousands)	2023	2022

Net Sales	$201,074	$165,662
Gross Profit	$63,015	$49,009
Operating Income	$22,441	$13,921

Lighting Segment net sales of $201.1 million in the nine months ended March 31, 2023, increased 21% from net sales of $165.7 million in the same period in fiscal 2022. The 21% growth in the Lighting Segment was driven by continued growth in both indoor and outdoor applications, across multiple verticals. Sales growth was broad-based, with significant increases in all vertical market applications. The Company’s continued efforts over the last two years to strengthen its lighting offering for select vertical market applications continues to position LSI to win additional business.

Gross profit of $63.0 million in the nine months ended March 31, 2023, increased $14.0 million or 29% from the same period of fiscal 2022. Gross profit as a percentage of net sales was 31.3% in the nine months ended March 31, 2023, compared to 29.6% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales resulting from the Company’s continued focus on verticals where it competes coupled with new product offerings, and continued price discipline, all of which in turn result in improved margins.

Operating expenses of $40.6 million in the nine months ended March 31, 2023, increased $5.5 million or 16% from the same period of fiscal 2022, primarily driven by higher commission expense paid to its agent network as a result of higher net sales.

Lighting Segment operating income of $22.4 million for the nine months ended March 31, 2023, increased $8.5 million from operating income of $13.9 million in the same period of fiscal 2022 primarily driven by sales volume and by an improvement in gross profit as a percentage of sales.

Display Solutions Segment
	Nine Months Ended
	March 31
(In thousands)	2023	2022

Net Sales	$172,269	$161,989
Gross Profit	$38,061	$27,766
Operating Income	$19,759	$12,142

Display Solutions Segment net sales of $172.3 million in the nine months ended March 31, 2023, increased $10.3 million or 6% from net sales of $162.0 million in the same period in fiscal 2022. The sales increase is primarily the result of growth in both the grocery and refueling/convenience-store verticals.

Gross profit of $38.1 million in the nine months ended March 31, 2023, increased $10.3 million or 37% from the same period of fiscal 2022. Gross profit as a percentage of net sales in the nine months ended March 31, 2023, was 22.1% compared to 17.1% in the same period of fiscal 2022. The improvement in gross profit as a percentage of sales was driven by the increase in net sales, improved program pricing, and favorable sales mix.

Operating expenses of $18.3 million in the nine months ended March 31, 2023, increased $2.7 million from $15.6 million in the same period of fiscal 2022. The increase of $2.7 million was driven by several factors including compensation, benefits, and commercial sales and marketing programs costs to support sales growth, along with an increase in short-term performance-based incentive plan expense driven by improved business performance.

Display Solutions Segment operating income of $19.8 million in the nine months ended March 31, 2023, increased $7.7 million or 63% from operating income of $12.1 million in the same period of fiscal 2022. The increase was primarily driven by an increase in sales and an improvement of gross profit as a percentage of sales.

Corporate and Eliminations
	Nine Months Ended
	March 31
(In thousands)	2023	2022

Gross Profit (Loss)	$6	$(24)
Operating (Loss)	$(15,409)	$(12,036)

The gross profit/(loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $15.4 million in the nine months ended March 31, 2023, increased $3.4 million from the same period of fiscal 2022. The increase was primarily the result of an increase in short-term and long-term performance-based incentive plan expense driven by improved business performance and by commercial growth initiative consulting expense of $0.9 million for which there was no comparable expense in the first nine months of fiscal 2022.

Consolidated Results

The Company reported $2.9 million and $1.3 million of net interest expense in the nine months ended March 31, 2023, and March 31, 2022, respectively. The increase in interest expense is primarily the results of increased borrowing costs. The Company also recorded other expense of $0.1 million and a negligible amount in the nine months ended March 31, 2023, and March 31, 2022, respectively, related to net foreign exchange currency transaction net losses through our Mexican and Canadian subsidiaries.

The $6.4 million of income tax expense in the nine months ended March 31, 2023, represents a consolidated effective tax rate of 27.0%. The $2.9 million income tax expense in the nine months ended March 31, 2022, represents a consolidated effective tax rate of 22.4%. The increase in the effective tax rate is primarily driven by an increase in pre-tax profits in the higher taxing jurisdictions of Puerto Rico and Canada along with unfavorable discreate tax adjustments.

The Company reported net income of $17.3 million in the nine months ended March 31, 2023, compared to net income of $9.9 million in the nine months ended March 31, 2022. Non-GAAP adjusted net income was $20.2 million for the nine months ended March 31, 2023, compared to adjusted net income of $12.0 million for the nine months ended March 31, 2022 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in sales and an increase in the gross profit as a percentage of sales. Diluted earnings per share of $0.60 was reported in the nine months ended March 31, 2023, as compared to $0.35 diluted earnings per share in the same period of fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2023, were 29,055,000 shares compared to 27,945,000 shares in the same period last year.

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

At March 31, 2023, the Company had working capital of $79.8 million compared to $84.3 million at June 30, 2022. The ratio of current assets to current liabilities was 2.2 to 1.0 at March 31, 2023, and 2.1 at June 30, 2022. The decrease in working capital from June 30, 2022, to March 31, 2023, is primarily driven by a $8.5 million decrease in net accounts receivable and a $6.7 million decrease in net inventory partially offset by $10.0 million decrease in accounts payable. Also contributing to the change in working capital was an increase in refundable income taxes and other current assets of $3.2 million, an increase in accrued expenses of $1.4 million, and a $1.1 million decrease in cash and cash equivalents, resulting in a net increase to working capital, of $0.7 million.

Net accounts receivable was $69.3 million and $77.8 million at March 31, 2023, and June 30, 2022, respectively. DSO remained the same at 54 days at March 31, 2023, and at June 30, 2022.

Net inventories of $67.7 million at March 31, 2023, decreased $6.7 million from $74.4 million at June 30, 2022, is due to ongoing improvement in the supply chain. The decrease of $6.7 million is the result of a decrease in net inventory of $3.8 million in the Lighting Segment and a $2.9 million decrease in net inventory in the Display Solutions Segment.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of March 31, 2023, $45.1 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2023.

The Company had a source of $32.5 million of cash from operating activities in the nine months ended March 31, 2023, compared to a use of cash of $12.7 million in the nine months ended March 31, 2022. The increase in net cash flows from operating activities is primarily the result of effective management of the Company’s working capital and from improved earnings.

The Company used $1.8 million and $0.8 million of cash related to investing activities to support the Company’s various capital initiatives, in the nine months ended March 31, 2023, and March 31, 2022, respectively. Capital expenditures increased from $1.3 million in the nine months ended March 31, 2022, to $1.8 million in the nine months ended March 31, 2023. We received $0.5 million of cash related to the settlement of working capital adjustments from the acquisition of JSI in the nine months ended March 31, 2022.

The Company had a use of cash of $32.0 million related to financing activities in the nine months ended March 31, 2023, compared to a source of cash of $12.4 million in the nine months ended March 31, 2022. The $44.4 million change in cash flow was primarily the result of cash generated from improved working capital management and from improved earnings, which was used to pay down the Company’s line of credit in the first nine months of fiscal 2023. Also contributing to the reduction of debt was $3.1 million of cash received from the exercise of stock options in the second and third quarters of fiscal 2023.

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

Cash Dividends

In April 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 16, 2023, to shareholders of record as of May 8, 2023. The indicated annual cash dividend rate for fiscal 2023 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 5, 2023