Form 10-K
period 2023-06-30
LSI INDUSTRIES INC
filed 2023-09-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

As of December 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $310,976,226 based upon a closing sale price of $12.11 per share as reported on The NASDAQ Global Select Market.

At August 31, 2023, there were 28,550,376 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2023 Annual Meeting of Shareholders to be held on November 1, 2023 are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2023 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Begins on Page

PART I

ITEM 1. BUSINESS	5

ITEM 1A. RISK FACTORS	8

ITEM 1B. UNRESOLVED STAFF COMMENTS	15

ITEM 2. PROPERTIES	15

ITEM 3. LEGAL PROCEEDINGS	16

ITEM 4. MINE SAFETY DISCLOSURESES	15

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16

ITEM 6. [RESERVED]	16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17

ITEM 9A. CONTROLS AND PROCEDURES	18

ITEM 9B. OTHER INFORMATION	18

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	18

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	18

ITEM 11. EXECUTIVE COMPENSATION	19

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	19

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	19

ITEM 16. FORM 10-K SUMMARY	21

SIGNATURES	22

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

Website and Social Media Disclosure

We use our website (www.lsicorp.com) and our corporate Facebook, YouTube, LinkedIn, Vimeo and Instagram accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I

ITEM 1. BUSINESS

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of high-performance, American-made lighting solutions. The Company’s strength in indoor and outdoor lighting applications creates opportunities for LSI to introduce additional solutions to its valued customers. Retail display solutions consist of graphics solutions, digital signage, and technically advanced food display equipment for strategic vertical markets. LSI’s team of internal specialists also provide comprehensive project management services in support of large-scale product rollouts.

Our business is organized as follows: the Lighting Segment, which represented 55% of our fiscal 2023 net sales and the Display Solutions Segment, which represented 45% of our fiscal 2023 net sales. See Note 2 of Notes to Consolidated Financial Statements beginning on page 44 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2023	2022
Lighting Segment	$272,451	$233,449
Display Solutions Segment	224,528	221,671
Total Net Sales	$496,979	$455,120

Lighting Segment

Our Lighting Segment manufactures, markets, and sells outdoor and indoor lighting fixture and controls solutions in the following vertical markets: refueling and convenience store, parking lot and garage, quick-service restaurant, retail, grocery and pharmacy, automotive dealership, sports court and field, and warehouse. We service these markets through multiple channels: project business sold through electrical distributors and agents and shipped directly to the customer; standard products sold to and stocked by distributors; and direct to end-use customers. Our products are designed and manufactured to provide maximum customer value and meet the high-quality, competitively priced product requirements of the markets we serve. Focusing on key vertical applications allows us to deliver unique product solutions, which in turn provide differentiated value to our customers.

Our lighting fixtures, poles and accessories are produced in a variety of design, aesthetics, and finishes.  Application of our lighting fixtures vary to include surface, pole, and pendant mounted applications.   Functional light distributions from our products varies depending upon application providing application specific photometric outputs including, but not limited to, interior and exterior downlighting, wall-wash lighting, canopy lighting, floodlighting, emergency exit lighting, industrial lighting, area and parking structure lighting and security lighting.  To further energy efficiency gains from our luminaires, we offer a suite of lighting control options including sensors, photocontrols, dimming, motion detection and circuit controllers in both analog and wireless technologies to further support the application of our luminaires and provide means to additional energy savings   We design and certify to all applicable safety, photometric and performance standards including UL Solutions, Design Lights Consortium, International Dark-Sky Association, Norma Official Mexicana (NOM), and Institute for Printed Circuits (IPC).  Utilizing LED light sources, our products are designed for energy efficiency, reliability, performance, ease of installation and service while providing a high degree of overall aesthetic appeal.  We focus on providing performance based, energy efficient lighting solutions implemented across all key vertical markets served.

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

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, and Latin America (approximately 4% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard products to stocking distributors, who subsequently provide products to electrical contractors and end users for a variety of lighting applications. Our lighting products are primarily sold through manufacturer’s sales representatives and to a lesser degree directly through our own sales force. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our own sales force. This revenue stream is from more significant program initiatives that often represent multiple sites over a period of time. These customers are usually established and have a long-term relationship with LSI. These products and services are sold directly to the customer or a brand marketer acting as an intermediary.

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

The Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site and virtual training, print advertising in industry publications, product brochures and other literature, e learning, the company’s website, as well social media. Our marketing approach and means of distribution vary by product line and by market.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, sensors, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. When faced with supply chain challenges, we increase our safety stock in certain components in order to mitigate potential disruption to our operations resulting from an anticipated shortage of certain components. We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Most lighting products are made to order and shipped shortly after they are manufactured. Our display solutions operations manufacture custom products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. An example is our digital signage business, where customers require us to carry an inventory of digital screens to meet the demands of a large rollout program.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.4 million and $3.6 million for the fiscal years ended June 30, 2023, and 2022, respectively.

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

We have 1,540 full-time employees and 87 agency employees as of June 30, 2023. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, and a 401(k)-retirement savings plan. The Company offers a nonqualified deferred compensation plan, an equity-based incentive plan and an incentive plan that is based upon the achievement of the Company’s business plan goals, for certain employees.

Information Concerning the Company

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

Risk Factor Summary

Risks Related to Our Strategy

●	Lower levels of economic activity in our end markets could adversely affect our operating results.
●	Our operating results may be adversely affected by unfavorable economic, political and market conditions.
●	The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
●	The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.
●	We have a concentration of net sales to the refueling and convenience store and grocery markets, and any substantial change in these markets could have an adverse effect on our business.
●	The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits.
●	If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.
●	If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Risks Related to our Operations

●	Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.
●	Price increases, significant shortages of raw materials and components, shortages in transportation and an increase in fuel prices could adversely affect our operating margin.
●	Our information technology systems are subject to certain cyber risks and could be subject to interruptions that are beyond our control.
●	Labor shortages or increases in labor costs could adversely impact our business and results of operations.
●

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.

●	Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.
●	The turnover of independent commissioned sales representatives could cause a significant disruption in sales volume.
●	The Company may be unable to sustain significant customer and/or channel partner relationships.
●	A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.
●	Changes in a shift in product mix can have a significant impact on our gross margins.
●	We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts.

Risks Related to Legal and Regulatory Matters

●	Potential changes in U.S. trade policies could have a material adverse effect on the Company.

Risks Related to Financial Matters

●	A significant decline in our stock price could adversely affect our ability to raise additional capital.
●	Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and in Ohio law could make difficult or delay a change in management or negatively impact our share price.

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

Economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific markets in which we operate. When combined with ongoing customer consolidation activity, an uncertain macro-economic and political climate, including but not limited to a recession or inflationary pressures, and the effects of possible weakness in domestic and foreign financial and credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and uncollectible receivables, and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins, and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.

Various uncertainties and risks are associated with our approach to strategically penetrate existing and new market verticals, including but not limited to, the development, marketing and selling of new products and solutions, new product development, and the overall development, marketing, and selling of lighting and display solutions. Those uncertainties and risks include but are not limited to diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on business relationships and customers; obsolescence of current products and slow new product development; inability to produce products with quality, performance, and cost attributes equal to or better than provided by our competitors; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.

The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets, and financial resources. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Aggressive pricing actions of our competitors could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products may attempt to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, and customer service and support. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position.

We have a concentration of net sales to the refueling and convenience store and grocery markets, and any substantial change in these markets could have an adverse effect on our business.

The Company has a concentration of sales in the refueling and convenience store and grocery markets. Sales to the refueling and convenience store market are dependent upon the general conditions prevailing in and the profitability of the Petroleum industry and general market conditions. The refueling and convenience store market can be subject to reactions by the petroleum industry due to world political events, to the price and supply of oil, and to a decline in demand resulting from an economic recession, or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets by the petroleum industry, which could adversely affect our business. The operating environment for the grocery market continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, market consolidation, intense competition, and entry of non-traditional competitors. Customer behavior shifted quickly and considerably during the pandemic, including a shift from dining away from home to food at home. The changing operating environment along with changes in customer behaviors within the grocery market could have an adverse impact on the purchasing decisions by one or more of our larger customers in this market. In addition, actions by our competitors, our customer’s financial constraints, and industry factors or otherwise, could have an adverse effect on our business in either of these markets.

The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits

The Company has grown and strengthened its business through strategic acquisitions and will continue to do so as opportunities arise in the future in order to meet the Company’s growth objectives. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversions of resources and management’s attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets, which in turn could result in the impairment of the acquired company’s goodwill and related assets. In addition, such investment transactions may limit the Company’s ability to invest in other activities, which could be more profitable or advantageous.

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. Materials comprise the largest component of costs, representing approximately 63% and 66% of the cost of sales in 2023 and 2022, respectively. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. To mitigate the risk of disruptions in the supply chain, we have on occasion increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. Significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arrange stocking agreements to mitigate risk of supply and price increases. The Company can also be impacted by shortages and the availability of transportation of our products to our customers, in addition to rising fuel prices. The Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases along, rising transportation costs, and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices and transportation costs, for each program as it begins with further price increases throughout the life of the program when warranted. Although the Company attempts to pass along increased costs in the form of price increases to its customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

Our information technology systems are subject to certain cyber risks and could be subject to interruptions that are beyond our control.

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

We have been, and in the future may be, targeted by malicious cyber activity. Any failure to identify address or prevent malicious cyber activity could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. We have significantly enhanced and will continue to improve our cybersecurity controls in order to minimize the likelihood or impact of a malicious cyber activity.

Our information systems are protected through physical and software security as well as redundant backup systems, however, as cyber-attacks continue to evolve, we are committed to investing in our cyber defenses in order to mitigate the risks. Some of our software systems are provided and/or utilized by third parties who maintain responsibility for mitigating cybersecurity risk We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

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

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company’s insurance may not provide full coverage for such recall events. Many of the Company's products and solutions have become complex and include sophisticated and sensitive electronic components. The Company has manufactured certain of those components and products in its own facilities. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporates LED technology, generally provide for more extensive warranty protection which may result in increased warranty claim costs. The Company may also be liable if the use of any of its products causes harm and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.

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

Commissioned sales representatives are critical to generating business in the Lighting Segment. From time to time, commissioned sales representatives representing a particular region resign, are terminated and replaced with new commissioned sales representatives, or consolidated with another local firm. During this period of transition from the previous agency to the new one, sales in the particular region will likely fall as business is disrupted. It may take several months for the new sales representative to generate sales that will equal or exceed the previous sales representative. There is also the risk that the new sales agency will not attain the sales volume of the previous agency. These sales representative changes may occur individually as one agency is replaced due to lack of performance or changes may occur as a result of the mergers or acquisitions within the lighting industry. On the other hand, these sales representative changes can be widespread as a result of the competitive nature of the lighting industry as LSI and its competition vie for the strongest sales agency in a particular region.

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

Our customers have the right under some circumstances to terminate contracts or defer the timing of our shipments or installments and their payments to us. We may not receive all of the revenues from our backlog. If we do not receive all of the revenues we currently expect to receive, our future operating results could be adversely affected. In addition, a delay in the receipt of revenues, even if such revenues are eventually received, may cause our operating results for a particular quarter to fall below our expectations.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

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

Some of our purchased components are sourced from or manufactured in foreign countries. Import tariffs and potential import tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our foreign supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

The market price of our common stock can experience significant fluctuations. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, and other developments affecting us, or our competitors could cause the market price of our common stock to fluctuate substantially. This volatility of the stock market has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results, and this could impact our ability to raise capital.

Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition, and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses along with the cost of various goods and services the Company purchases, and we may not be successful in offsetting such cost increases. In addition, a continued increase in interest rates will further result in increased interest expense.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2023 that remain unresolved.

ITEM 2. PROPERTIES

Description		Size	Location	Status

1)	Corporate Headquarters and Lighting and Display Solutions manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

2)	Lighting manufacturing	122,000 sq. ft.	Cincinnati, OH	Owned

3)	Lighting office and manufacturing	96,000 sq. ft. (includes 5,000 sq. ft. of office space	Independence, KY	Owned

4)	Display Solutions office and manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Display Solutions office and manufacturing	46,000 sq. ft. (includes 10,000 sq. ft. of office space	Akron, OH	Leased

6)	Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

7)	Lighting office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

8)	Display Solutions office and manufacturing	77,000 sq. ft. (includes 8,000 sq. ft. of office space	Milo, ME	Owned

9)	Display Solutions office and manufacturing	42,000 sq. ft. (includes 4,000 sq. ft. of office space)	Bangor, ME	Leased

10)	Display Solutions manufacturing	77,000 sq. ft.	Collingwood, ON	Leased

11)	Display Solutions office	1,000 sq. ft.	Gloucester, MA	Leased

12)	Display Solutions manufacturing	68,000 sq. ft.	Payson, UT	Leased

13)	Display Solutions warehouse	5,400 sq. ft.	Queretaro, Mexico	Leased

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 13 – Contingencies of the Notes to the Consolidated Financial Statements beginning on page 39 of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2023, there were approximately 550 registered holders of record of our common stock.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2023 was $0.20 per share.

On April 28, 2022, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $15 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors, including the ongoing assessment of the Company’s capital needs, the market price of the Company’s common stock, general market conditions and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any shares in the fiscal year ended June 30, 2023.

ITEM 6. . [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 23 through 29 of this Form 10-K.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. We have, on occasion, increased our safety stock in certain components in order to mitigate a potential disruption to our operations resulting from an anticipated shortage of these same components. The Company has not experienced any significant supply chain problems in recent years. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2023, the raw material component of cost of goods sold subject to price risk was approximately $226.3 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. The Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars combined represents approximately 4% of the Company’s fiscal 2022 consolidated net sales. All other business conducted by the Company is in U.S. dollars.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

Management's Report on Internal Control over Financial Reporting appearing on page 30 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 30.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 1, 2023 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services provided by our principal accountant, Grant Thornton LLP (PCAOB ID No. [248]), appears in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Committees of the Board” and is incorporated herein by reference.

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

3.1	Amended and Restated (Consolidated) Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed on November 7, 2022).

3.2	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3.2 to LSI’s Form 10-K filed on September 11, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to LSI’s Annual Report on Form 10-K filed on September 6, 2019).

10.1	Third Amendment to Loan Documents dated February 21, 2017 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed on February 21, 2017).

10.2	Fourth Amendment to Loan Documents dated February 28, 2019 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3	Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed on September 10, 2014)

10.4*	Amended and Restated 2012 Stock Incentive Plan amended as of November 17, 2016 (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 3, 2017).

10.5*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 23, 2016)

10.6*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of August 17, 2022) (incorporated by reference to Exhibit 10.3 of LSI’s Form 10-Q filed on November 4, 2022).

10.7*	Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.8*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.9*	Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.10*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on January 29, 2021).

10.11*	2019 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to LSI’s Form S-8 Registration Statement File No. 333-234556 filed on November 7, 2019).

10.12	Fifth Amendment to Loan Documents dated as of March 30, 2021, between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on April 1, 2021).

10.13*	Form of Supplemental Benefits Agreement (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on January 29, 2021).

10.14*	Fiscal Year 2021 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 5, 2020).

10.15*	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 5, 2020).

10.16*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on February 4, 2022).

10.17*	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement++ (incorporated by reference to Exhibit 10.4 to LSI’s Form 10-Q filed on February 4, 2022).

10.18*	LSI Industries Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to LSI’s Proxy Statement on Schedule 14A filed on September 15, 2021).

10.19

Sixth Amendment to Loan Documents dated as of September 30, 2021, between LSI and PNC Bank National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 4, 2022).

10.20*	Fiscal Year 2022 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 4, 2022).

10.21*	Fiscal Year 2023 Long-Term Incentive Plan (LTIP) ++ (Incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on November 4, 2022)

10.22*	Fiscal Year 2023 Short-Term Incentive Plan (STIP) ++ (Incorporated by reference to Exhibit 10.2 of LSI’s Form 10-Q filed on November 4, 2022)

14	Code of Conduct (incorporated by reference to Exhibit 14 to LSI’s Form 10-K filed on September 10, 2021)

19	Insider Trading Policy and Anti-Hedging and Pledging Policy

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 8, 2023	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 8, 2023

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer)
Date: September 8, 2023

/s/ Jeffery S. Bastian	Vice President and Chief Accounting Officer
Jeffery S. Bastian	(Principal Accounting Officer)
Date: September 8, 2023

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 8, 2029

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 8, 2023

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 8, 2023

/s/ Ernest W. Marshall, Jr.	Director
Ernest W. Marshall, Jr.
Date: September 8, 2023

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 8, 2023

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 8, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of the Company’s operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2023, compared to the year ended June 30, 2022. For a discussion of the year ended June 30, 2022, compared to the year ended June 30, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2022.

Overview

LSI is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of high-performance, American-made lighting products. The Company’s strength in outdoor and indoor lighting applications creates opportunities for it to introduce additional solutions to its customers. Retail display solutions consist of graphics solutions, digital signage, and technically advanced food display equipment for strategic vertical markets. LSI’s team of internal specialists also provide comprehensive project management services in support of large-scale rollouts.

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2023	2022

Lighting Segment	$272,451	$233,449
Display Solutions Segment	224,528	221,671
Total Net Sales	$496,979	$455,120

Operating Income (Loss) by Business Segment

(In thousands)	2023	2022

Lighting Segment	$31,633	$20,942
Display Solutions Segment	24,920	17,589
Corporate and Eliminations	(19,525)	(17,330)
Total Operating Income	$37,028	$21,201

Fiscal 2023 net sales of $497.0 million increased $41.9 million or 9.2% as compared to fiscal 2022 net sales of $455.1 million. Net sales were favorably influenced by increased net sales in the Lighting Segment (an increase of $39.0 million or 16.7%) and primarily driven by increased net sales in the Display Solutions Segment (an increase of $2.9 million or 1.3%). The increase in sales is attributed to continued strength and focus in the key market verticals the Company serves.

Fiscal 2023 operating income of $37.0 million represents a $15.8 million increase from fiscal 2022 operating income of $21.2 million. Non-GAAP adjusted operating income in fiscal 2023 of $42.0 million increased $17.0 million or 68% from adjusted fiscal 2022 operating income of $25.0 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in adjusted operating income was the net result of an increase in net sales, sustained price disciplines, a higher-value sales mix, and strong operational execution.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of acquisition costs, long-term performance based compensation expense, severance costs, and commercial growth opportunity expense, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, and Net Debt to adjusted EBITDA. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. These Non-GAAP measures may be different from Non-GAAP measures used by other companies. In addition, the Non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt to adjusted EBITDA.

Reconciliation of net income to adjusted net income

(In thousands, except per share data)	2023			2022
			Diluted EPS			Diluted EPS

Net Income as reported	$25,762		$0.88	$15,032		$0.54

Acquisition costs	-		-	373	(4)	0.01

Long-Term Performance Based Compensation	2,879	(1)	0.10	2,594	(5)	0.09

Severance costs	51	(2)	-	4	(6)	-

Consulting Expense: Commercial Growth Opportunities	707	(3)	0.02	-		-

Net Tax impact due to the Distribution of Shares from the Company's Long-Term Performance Based Compensation Plan	(402)		(0.01)	-		-

Net Income adjusted	$28,997		$0.99	$18,003		$0.64

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1)	$1,119
(2)	$15
(3)	$157
(4)	$100
(5)	$694
(6)	$7

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to adjusted operating income: (In thousands)	2023	2022

Operating Income as reported	$37,028	$21,201

Acquisition costs	-	473

Long-Term Performance Based Compensation	3,998	3,288

Severance costs	66	11

Consulting Expense: Commercial Growth Opportunities	864	-

Adjusted Operating Income	$41,956	$24,973

Reconciliation of net income to EBITDA and Adjusted EBITDA (In thousands)	2023	2022

Net Income - Reported	$25,762	$15,032
Income Tax	7,564	4,053
Interest Expense, net	3,687	1,968
Other expense (income)	15	148
Operating Income as reported	$37,028	$21,201

Depreciation and Amortization	9,664	10,118

EBITDA	$46,692	$31,319

Acquisition costs	-	473

Long-Term Performance Based Compensation	3,998	3,288

Severance costs	66	11

Consulting Expense: Commercial Growth Initiatives	864	-

Adjusted EBITDA	$51,620	$35,091

Reconciliation of cash flow from operations to free cash flow (In thousands)	2023	2022

Cash Flow from Operations	$49,588	$(3,863)

Capital expenditures	(3,208)	(2,122)

Free Cash Flow	$46,380	$(5,985)

Net Debt to Adjusted EBITDA
(In thousands)	June 30,	June 30,
	2023	2022

Debt as reported	$35,200	$79,596

Less:
Cash and cash equivalents as reported	1,828	2,462

Net Debt	$33,372	$77,134

Adjusted EBITDA	$51,620	$35,091

Net Debt to Adjusted EBITDA	0.65	2.20

Results of Operations

2023 Compared to 2022

Lighting Segment
(In thousands)	2023	2022

Net Sales	$272,451	$233,449
Gross Profit	$86,761	$70,120
Operating Income	$31,633	$20,942

Lighting Segment net sales of $272.5 million in fiscal 2023 increased 16.7% from fiscal 2022 net sales of $233.4 million. The sales growth was across all key vertical markets, with significant contributions from new and enhanced products.

Gross profit of $86.8 million in fiscal 2023 increased $16.6 million or 23.7% from fiscal 2022. Gross profit as a percentage of net sales was 31.8% in fiscal 2023 compared to 30.0% in fiscal 2022. Contributors to the improvement of gross profit as a percentage of sales include an accelerated adoption of recently introduced products, sustained price disciplines, a higher value sales mix, and improved operational execution.

Operating expenses of $55.1 million in fiscal 2023 increased $5.9 million or 12.1% from fiscal 2022 operating expenses of $49.2 million, primarily driven by higher commission expense as a result of higher sales.

Fiscal 2023 Lighting Segment operating income of $31.6 million increased $10.7 million or 51.1% from operating income of $20.9 million in fiscal 2022 and operating income as a percentage of sales also increased from 9.1% to 11.6%. Both increases were primarily driven by sales volume and an improvement in gross profit as a percentage of sales.

Display Solutions Segment
(In thousands)	2023	2022

Net Sales	$224,528	$221,671
Gross Profit	$50,179	$39,076
Operating Income	$24,920	$17,589

Display Solutions Segment net sales of $224.5 million in fiscal 2023 increased $2.9 million or 1.3% from fiscal 2022 net sales of $221.7 million. The net increase in sales in the grocery and refueling/c-store market verticals was partially offset by the near completion of a $100 million QSR digital menu board program.

Gross profit of $50.2 million in fiscal 2023 increased $11.1 million or 28.4% from fiscal 2022. Gross profit as a percentage of net sales increased to 22.3% in fiscal 2023 compared from 17.6% in fiscal 2022. The increase in gross profit as a percentage of net sales was driven by improved program pricing and favorable customer mix.

Operating expenses of $25.3 million in fiscal 2023 increased $3.8 million or 17.6% from fiscal 2022. The increase of $3.8 million was driven by several factors including compensation, benefits, and commercial sales and marketing program costs to support sales growth, along with an increase in short-term performance based incentive plan expenses driven by improved business performance.

Fiscal 2023 Display Solutions Segment operating income of $24.9 million increased $7.3 million or 41.7% million from operating income of $17.6 million in fiscal 2022. The increase of $7.3 million was primarily driven by an increase in sales and an improvement in gross profit as a percentage of sales.

Corporate and Eliminations
(In thousands)	2023	2022

Gross Profit	$5	$12
Operating (Loss)	$(19,525)	$(17,330)

The gross profit relates to the intercompany profit in inventory elimination.

Operating expenses of $19.5 million in fiscal 2023 increased $2.2 million or 12.7% from fiscal 2022. The increase was primarily the result of an increase in short-term and long-term performance-based incentive plan expense driven by improved business performance and by commercial growth initiative consulting expense of $0.9 million for which there was no comparable expense in fiscal 2022.

Consolidated Results

Net interest expense of $3.7 million in fiscal 2023 compared to $2.0 million net interest expense in fiscal 2022. The increase in interest expense is primarily the results of increased borrowing costs. The Company also recorded a negligible amount of other expense in fiscal 2023 and $0.1 million of other expense in fiscal 2022, respectively, related to net foreign exchange currency transaction net losses through our Mexican and Canadian subsidiaries.

The $7.6 million of tax expense in fiscal 2023 reflects a consolidated effective tax rate of 22.7%. The $4.1 million of income tax expense in fiscal 2022 represents a consolidated effective tax rate of 21.2%. The increase in the effective tax rate is primarily driven by an increase in pre-tax profits in the higher taxing jurisdiction of Puerto Rico.

Reported net income of $25.8 million in fiscal 2023 compared to net income of $15.0 million in fiscal 2022. Non-GAAP adjusted net income was $29.0 million in fiscal 2023 compared to adjusted net income of $18.0 million in fiscal 2022 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in net sales and an improvement of gross profit as a percentage of sales. Diluted earnings per share of $0.88 was reported in fiscal 2023 compared to $0.54 diluted earnings per share in fiscal 2022. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2023 were 29,316,000 shares compared to 27,993,000 shares in fiscal 2022.

Liquidity and Capital Resources

The Company considers our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

Working capital was $73.3 million at June 30, 2023, compared to $81.8 million at June 30, 2022. The ratio of current assets to current liabilities was 1.96 to 1 as of June 30, 2023, compared to a ratio of 2.06 to 1 as of June 30, 2022. The $8.5 million decrease in working capital from June 30, 2022, to June 30, 2023, is primarily driven by a $10.7 million decrease in inventory, partially offset by a $2.1 million increase in refundable income taxes.

Net accounts receivable were $77.7 million and $77.8 million at June 30, 2023, and June 30, 2022, respectively. Net accounts receivable remained relatively flat from prior year. Days Sales Outstanding (DSO) was 57 days and 54 days as of June 30, 2023, and June 30, 2022, respectively. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for credit losses are adequate.

Net inventories of $63.7 million at June 30, 2023, decreased $10.7 million from $74.4 million at June 30, 2022. The decrease of $10.7 million is the primarily the result of a combination of decrease in gross inventory of $9.9 million and an increase of $0.8 million in obsolescence reserves. Lighting Segment net inventory decreased $7.8 million, and net inventory in the Display Solutions Segment decreased $2.9 million.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. In September 2021, we amended our previous $100 million secured line of credit, to a $25 million term loan and the remaining $75 million as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of June 30, 2023, $58.5 million of the line of credit was available. As of June 30, 2023, we are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months.

The Company generated $49.6 million of cash from operating activities in fiscal 2023 compared to a use of cash of $3.8 million in fiscal 2022. The $53.4 million increase in net cash flows from operating activity is primarily the result of strong improvement of cash flow generated from effective working capital management and from cash flow from earnings.

The Company used $3.2 million of cash from investing activities in fiscal 2023 compared to a use of cash of $1.6 million in fiscal 2022. Capital expenditures were $3.2 million in fiscal 2023 compared to $2.1 million in fiscal 2022. The Company received $0.5 million of cash related to the settlement of working capital adjustments from the acquisition of JSI in fiscal 2022 with no comparable event in fiscal 2023.

The Company had a use of cash of $47.1 million related to financing activities in fiscal 2023 compared to a source of cash of $5.6 million in fiscal 2022. The $52.7 million change in cash flow was primarily the result of cash generated from improved working capital management and from improved earnings, which was used to pay down the Company’s line of credit in fiscal 2023. Also contributing to the reduction of debt was $3.9 million of cash received from the exercise of stock options in the second and third quarters of fiscal 2023

The Company has on its balance sheet financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Off-Balance Sheet Arrangements

We have no financial instruments with off-balance sheet risk.

Cash Dividends

In August 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 5, 2023, to shareholders of record as of August 28, 2023. The indicated annual cash dividend rate for fiscal 2023 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policy that management believes is critical to the understanding and evaluating our reported financial results is the warranty reserve. For further information see Note 1. “Summary of Significant Accounting Policies " of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K

Warranty Reserves:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. Warranty reserves are subject to large reserve adjustments when actual warranty costs differ significantly from cost estimates. The Company also periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary which can also cause large reserve adjustments. These adjustments may be required in the future, which could adversely affect our gross profit and results of operations. The same methodology was used for calculating warranty reserves in fiscal 2022 and fiscal 2023.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2023, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2023. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 8, 2023 expressed unqualified opinion.

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

Critical audit matters

The critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

September 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated September 8, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

September 8, 2023

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2023, and 2022

(In thousands, except per share data)

	Twelve Months Ended

	2023	2022

Net Sales	$496,979	$455,120

Cost of products and services sold	360,003	345,912

Severance costs	31	-

Gross profit	136,945	109,208

Selling and administrative expenses	99,882	87,995

Severance costs	35	12

Operating income	37,028	21,201

Interest expense	3,687	1,968

Other expense	15	148

Income before income taxes	33,326	19,085

Income tax expense	7,564	4,053

Net income	$25,762	$15,032

Basic	$0.92	$0.55
Diluted	$0.88	$0.54

Weighted average common shares outstanding
Basic	28,127	27,286
Diluted	29,316	27,993

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2023, and 2022

(In thousands)

(In thousands)
	2023	2022

Net Income	$25,762	$15,032

Foreign currency translation adjustment	294	(4)

Comprehensive Income	$26,056	$15,028

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2023, and 2022

(In thousands, except shares)

	June 30,	June 30,
	2023	2022

ASSETS

Current assets

Cash and cash equivalents	$1,828	$2,462

Accounts receivable, less allowance for credit losses of $435 and $499, respectively	77,681	77,750

Inventories	63,718	74,421

Refundable income tax	3,120	1,041

Other current assets	3,529	3,243

Total current assets	149,876	158,917

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,561	24,495
Machinery and equipment	67,457	66,762
Buildings under finance leases	2,033	2,033
Construction in progress	1,231	618
	99,292	97,918
Less accumulated depreciation	(73,861)	(70,760)
Net property, plant and equipment	25,431	27,158

Goodwill	45,030	45,030

Other Intangible Assets, net	63,203	67,964

Operating Lease Right-Of-Use Assets	8,921	8,664

Other Long-Term Assets, net	3,688	3,347

Total assets	$296,149	$311,080

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS (continued)

June 30, 2023, and 2022

(In thousands, except shares)

	June 30,	June 30,
	2023	2022

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	29,206	34,783
Accrued expenses	43,785	38,728

Total current liabilities	76,562	77,082

Long-Term Debt	31,629	76,025

Finance Lease Liabilities	960	1,246

Operating Lease Liabilities	5,954	5,776

Other Long-Term Liabilities	3,466	3,182

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 28,448,570 and 27,484,514 shares, respectively	148,691	139,500
Treasury shares, without par value	(7,166)	(5,927)
Deferred compensation plan	7,166	5,927
Retained Earnings	28,548	8,224
Accumulated other comprehensive income	339	45

Total shareholders' equity	177,578	147,769

Total liabilities & shareholders' equity	$296,149	$311,080

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2023, and 2022

(amounts in thousands)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Earnings	Equity

Balance at June 30, 2021	26,863	$132,526	(346)	$(2,450)	$2,450	49	$(1,405)	$131,170

Net Income	-	-	-	-	-	-	15,032	15,032
Other comprehensive loss	-	-	-	-	-	(4)	-	(4)
Board stock compensation	42	300	-	-	-	-	-	300
Restricted stock units issued, net of shares withheld for tax withholdings	80	(250)	-	-	-	-	-	(250)
Shares issued for deferred compensation	494	3,610	-	-	-	-	-	3,610
Activity of treasury shares, net	-	-	(476)	(3,477)	-	-	-	(3,477)
Deferred stock compensation	-	-	-	-	3,477	-	-	3,477
Stock-based compensation expense	-	3,288	-	-	-	-	-	3,288
Stock options exercised, net	5	26	-	-	-	-	-	26
Dividends — $0.20 per share	-	-	-	-	-	-	(5,403)	(5,403)

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	25,762	25,762
Other comprehensive income	-	-	-	-	-	294	-	294
Board stock compensation	44	368	-	-	-	-	-	368
ESPP stock awards	14	142	-	-	-	-	-	142
Restricted stock units issued, net of shares withheld for tax withholdings	301	(896)	-	-	-	-	-	(896)
Shares issued for deferred compensation	207	2,017	-	-	-	-	-	2,017
Activity of treasury shares, net	-	-	(100)	(1,239)	-	-	-	(1,239)
Deferred stock compensation	-	-	-	-	1,239	-	-	1,239
Stock-based compensation expense	-	3,698	-	-	-	-	-	3,698
Stock options exercised, net	438	3,862	-	-	-	-	-	3,862
Dividends — $0.20 per share	-	-	-	-	-	-	(5,438)	(5,438)

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2023, and 2022
(In thousands)

	2023	2022
Cash Flows from Operating Activities
Net income	$25,762	$15,032
Non-cash items included in net income
Depreciation and amortization	9,664	10,118
Deferred income taxes	(418)	(342)
Deferred compensation plan	2,017	3,610
Stock compensation expense	3,698	3,288
ESPP discount	142	-
Issuance of common shares as compensation	368	300
Loss on disposition of fixed assets	59	65
Allowance for doubtful accounts	(19)	246
Inventory obsolescence reserve	2,496	2,111

Changes in certain assets and liabilities:
Accounts receivable	88	(20,311)
Inventories	8,207	(17,586)
Refundable income taxes	(2,079)	235
Accounts payable	(5,577)	1,784
Accrued expenses and other	5,180	(2,413)
Net cash flows provided by (used in) operating activities	49,588	(3,863)

Cash Flows from Investing Activities
Acquisition of JSI	-	500
Purchases of property, plant, and equipment	(3,208)	(2,122)
Proceeds from the sale of fixed assets	5	49
Net cash flows (used in) investing activities	(3,203)	(1,573)

Cash Flows from Financing Activities
Payments on long-term debt	(198,306)	(161,627)
Borrowings on long-term debt	153,910	173,074
Cash dividends paid	(5,438)	(5,322)
Shares withheld on employees' taxes	(896)	(250)
Payments on financing lease obligations	(281)	(268)
Proceeds from stock option exercises	3,862	26
Net cash flows (used in) provided by financing activities	(47,149)	5,633

Change related to Foreign Currency	130	(17)
(Decrease) increase in cash and cash equivalents	(634)	180
Cash and cash equivalents at beginning of period	2,462	2,282

Cash and cash equivalents at end of period	$1,828	$2,462

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Twelve Months Ended
(In thousands)	June 30, 2023
	Lighting Segment Segment	Display SolutionsSegment Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$234,736	$177,564
Products and services transferred over time	37,715	46,964
	$272,451	$224,528

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$224,529	$25,011
Poles and other display solutions elements	44,473	156,057
Project management, installation services, shipping and handling	3,449	43,460
	$272,451	$224,528

	Twelve Months Ended
(In thousands)	June 30, 2022
	Lighting Segment Segment	Display SolutionsSegment Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$204,241	$156,241
Products and services transferred over time	29,208	65,430
	$233,449	$221,671

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$191,791	$44,771
Poles and other display solutions elements	39,339	136,573
Project management, installation services, shipping and handling	2,319	40,327
	$233,449	$221,671

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

Credit and Collections:

The Company maintains allowances for credit losses for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for credit losses by first considering all known collectability problems of customers’ accounts, and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for credit losses is an estimate based upon the Company’s knowledge of its business and customer base, the current economic climate, and historical trends. Receivables deemed uncollectable are written-off against the allowance for credit losses after all reasonable collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing, and other possible customer deductions. These allowances are based upon historical trends. The following table presents the Company’s net accounts receivable at the dates indicated.

(In thousands)	June 30, 2023	June 30, 2022

Accounts receivable	$78,116	$78,249
Less: Allowance for credit losses	(435)	(499)
Accounts receivable, net	$77,681	$77,750

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada, and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000 per institution. As of June 30, 2023, and June 30, 2022, the Company had bank balances of $2.3 million and $2.7 million, respectively, without insurance coverage.

Inventories, Net:

Inventories are stated at the lower of cost or net realizable value. Cost of inventories includes the cost of purchased raw materials and purchased components, direct labor, as well as manufacturing overhead which is generally applied to inventory based on direct labor and on material content, is determined on the first-in, first-out basis.

The Company maintains an inventory reserve for obsolete and excess inventory. The Company first determines its excess and obsolete inventory reserve by considering specific known obsolete items, and then by applying certain percentages to specific inventory categories based upon inventory turns. The Company uses various tools, in addition to inventory turns, to identify which inventory items have the potential to become obsolete. Judgment is used to establish excess and obsolete inventory reserves and management adjusts these reserves as more information becomes available about the ultimate disposition of the inventory item.

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

The Company recorded $4.9 million and $5.3 million of depreciation expense in the years ended June 30, 2023, and 2022 respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software are recorded on the Company's balance sheet. The definite-lived intangible assets are being amortized to expense over periods ranging between five and twenty years. The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment. See additional information about goodwill and intangible assets in Note 6.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

Product Warranties

(In thousands)	June 30, 2023	June 30, 2022

Balance at beginning of the period	$4,491	$5,295
Additions charged to expense	6,626	2,960
Deductions for repairs and replacements	(4,616)	(3,764)
Balance at end of the period	$6,501	$4,491

Employee Benefit Plans:

The Company has a 401(k) retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k) match program covers substantially all of its employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2.5 million and $2.9 million in June 30, 2023, and 2022, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.4 million and $3.6 million for the fiscal years ended June 30, 2023, and 2022, respectively.

Cost of Products and Services Sold:

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of products, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, warehousing costs and other shipping and handling activity. Cost of services sold is primarily comprised of the internal and external labor costs required to support the Company’s project management and installation costs to support its service revenue along with the management of media content.

Stock-Based Compensation:

The Company accounts for stock-based compensation to certain employees in accordance with accounting guidance for stock-based compensation. The accounting guidance requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock units, and performance stock unites, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Equity award forfeitures are recognized at the date of employee termination.

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 2,156,000 shares and 1,375,000 shares in fiscal 2023 and 2022, respectively. See further discussion in Note 3.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and was ($0.3) million as of June 30, 2023, and a nominal amount as of June 30, 2022. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and was a nominal amount for the fiscal year ended June30, 2023 and $0.1 million for the fiscal year ended June 30, 2022.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2023, or 2022. There was no concentration of accounts receivable at June 30, 2023, or 2022. Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2023, and June 30, 2022:

(In thousands)	Twelve Months Ended
	June 30
	2023	2022
Net Sales:
Lighting Segment	$272,451	$233,449
Display Solutions Segment	224,528	221,671
	$496,979	$455,120

Operating Income (Loss):
Lighting Segment	$31,633	$20,942
Display Solutions Segment	24,920	17,589
Corporate and Eliminations	(19,525)	(17,330)
	$37,028	$21,201

Capital Expenditures:
Lighting Segment	$1,829	$1,017
Display Solutions Segment	1,373	1,162
Corporate and Eliminations	6	(57)
	$3,208	$2,122

Depreciation and Amortization:
Lighting Segment	$5,423	$5,782
Display Solutions Segment	3,977	4,073
Corporate and Eliminations	265	263
	$9,664	$10,118

	June 30, 2023	June 30, 2022
Identifiable Assets:
Lighting Segment	$142,941	$152,431
Display Solutions Segment	145,307	152,302
Corporate and Eliminations	7,901	6,347
	$296,149	$311,080

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

The Company records a 10% mark-up on most intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Twelve Months Ended
(In thousands)	June 30
	2023	2022
Lighting Segment inter-segment net sales	$22,283	$38,310
Display Solutions Segment inter-segment net sales	$274	$352

NOTE 3 — EARNINGS PER SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)

BASIC EARNINGS PER SHARE	2023	2022

Net Income	$25,762	$15,032

Weighted average shares outstanding during the period, net of treasury shares	27,159	26,618

Weighted average vested restricted stock units outstanding	73	30

Weighted average shares outstanding in the Deferred Compensation Plan during the period	895	638
Weighted average shares outstanding	28,127	27,286

Basic income per share	$0.92	$0.55

DILUTED EARNINGS PER SHARE

Net Income	$25,762	$15,032

Weighted average shares outstanding

Basic	28,127	27,286

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	1,189	707
Weighted average shares outstanding	29,316	27,993

Diluted income per share	$0.88	$0.54

Anti-dilutive securities (b)	154	1,100

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2023, and June 30, 2022, because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 4 — INVENTORIES, NET

The following information is provided as of the dates indicated:

The following information is provided as of the dates indicated:
(In thousands)	June 30, 2023	June 30, 2022

Inventories:
Raw materials	$47,689	$51,637
Work-in-progress	3,373	3,029
Finished goods	12,656	19,755
Total Inventories	$63,718	$74,421

NOTE 5 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2023	June 30, 2022
Accrued Expenses:
Customer prepayments	$5,425	$6,416
Compensation and benefits	13,116	9,611
Accrued warranty	6,501	4,491
Accrued sales commissions	5,082	4,783
Accrued freight	3,821	3,680
Accrued FICA	546	1,122
Operating lease liabilities	3,566	3,738
Accrued income tax	-	109
Finance lease liabilities	284	275
Other accrued expenses	5,444	4,503
Total Accrued Expenses	$43,785	$38,728

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

Fiscal 2023:

As of March 1, 2023, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $34.4 million or 21% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $13.6 million or 5,426% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $99.4 million or 15% above the carrying value of the reporting unit including goodwill.

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

Fiscal 2022:

As of March 1, 2022 the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $31.6 million or 18% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $12.2 million or 1,316% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $100.4 million or 12% above the carrying value of the reporting unit including goodwill.

The Company has two indefinite-lived intangible assets. The Company also performed its annual review of indefinite-lived intangible assets as of March 1, 2022,and determined there was no impairment. The impairment test of the first indefinite-lived intangible asset passed with a fair market value of $17.0 million or 396% above its carrying value. The impairment test of the second indefinite-lived intangible asset passed with a fair market value of and $10.6 million or 22% above its carrying value.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment Segment	Display SolutionsSegment Solutions Segment	Total
Balance as of June 30, 2022
Goodwill	$70,971	$62,105	$133,076
Measurement period adjustment	-	1,242	1,242
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2022	$9,208	$35,822	$45,030

Balance as of June 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2023	$9,208	$35,822	$45,030

In fiscal 2022, the Company recorded measurement period adjustments to the original purchase price of JSI Store Fixtures which impacted the amount of goodwill originally reported.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(In thousands)	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$62,083	$17,817	$44,266
Patents	268	268	-
LED technology, software	20,966	15,783	5,183
Trade name	2,658	1,156	1,502
Non-compete	260	110	150
Total Amortized Intangible Assets	$86,235	$35,134	$51,101

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$35,134	$63,203

(In thousands)	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$62,083	$14,400	$47,683
Patents	268	268	-
LED technology, software	20,966	14,598	6,368
Trade name	2,658	1,049	1,609
Non-compete	260	58	202
Total Amortized Intangible Assets	$86,235	$30,373	$55,862

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$30,373	$67,964

(In thousands)	2023	2022

Amortization expense of other intangible assets	$4,761	$4,809

The Company expects to record annual amortization expense as follows:

(In thousands)

2024	$4,760
2025	$4,760
2026	$4,760
2027	$4,754
2028	$4,708
After 2028	$27,359

NOTE 7 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company’s long-term debt as of June 30, 2023, and June 30, 2022, consisted of the following:

	June 30,	June 30,
(In thousands)	2023	2022

Secured line of credit	$18,729	$57,275
Term loan, net of debt issuance costs of $21 and $30, respectively	16,471	22,321
Total debt	35,200	79,596
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$31,629	$76,025

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the LIBOR rate or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily LIBOR Rate plus 100 basis points as long as a Daily LIBOR rate is offered, ascertainable and not unlawful. The increment over the LIBOR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of June 30, 2023, the Company’s borrowing rate against its revolving line of credit was 6.5%. The increment over LIBOR borrowing rate will be 100 basis points for the second quarter of fiscal 2024. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of June 30, 2023, there was $58.5 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of June 30, 2023.

NOTE 8 — CASH DIVIDENDS

The Company paid cash dividends of $5.4 million in fiscal years 2023 and 2022, respectively. Dividends on restricted stock units in the amount of $0.1 million and $0.2 million were accrued as of June 30, 2023, and 2022, respectively. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 5, 2023, to shareholders of record August 28, 2023.

NOTE 9 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (“2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 2,650,000 which were combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 2,417,793 shares, all of which are available for future grant or award as of June 30, 2023. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSU’s), performance stock units (PSU’s), and other stock-based awards. The Company also awards Inducement awards that are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan.

In fiscal 2023, 197,915 RSUs and 190,510 PSUs were granted. In fiscal 2022, 146,821 RSUs and 190,980 PSUs were granted.

Employee Stock Purchase Plan

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2023, employees purchased 14,000 shares. At June 30, 2023, 256,000 shares remained available for purchase under the ESPP.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. There were no options granted in fiscal 2023 and fiscal 2022.

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

Service-based options have a three-year ratable vesting period beginning one year after the date of grant. Inducement stock options have a term of ten years only if the employee is employed for three years from the date of grant. The maximum exercise period of service-based and performance-based stock options granted under the 2019 Omnibus Plan is ten years. There were no service - based or inducement stock options awarded in fiscal 2023 and fiscal 2022.

The Company recorded $0.3 million and $0.7 million of expense related to stock options in fiscal years 2023 and 2022, respectively.

A summary of stock option activity as of June 30, 2023, and changes during the period from July 1, 2022, through June 30, 2023, are as follows:

	Shares	Weighted Average Exercise Price Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Intrinsic Value
Outstanding at June 30, 2022	2,300,791	$6.05	5.7	$2,287,764
Granted	-	$-
Exercised	(520,566)	$7.12
Forfeited	-	$-
Expired	(73,262)	$6.58
Outstanding at June 30, 2023	1,706,963	$5.70	5.4	$11,705,731
Exercisable at June 30, 2023	1,616,265	$5.64	5.3	$11,189,810
Vested and expected to vest at June 30, 2023	1,711,976	$5.71	5.4	$11,734,827

The aggregate intrinsic value of options exercised during the years ended June 30, 2023, and June 30, 2022, was $2.0 million as of June 30, 2023, and was nominal as of June 30, 2022. The Company received $3.9 million of cash proceeds from the exercise of stock options in fiscal 2023 and a nominal amount of proceeds from the exercise of stock options in fiscal 2022.

As of June 30, 2023, there was $0.1 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 0.2 years.

For fiscal year 2023, the Company recognized a current income tax benefit of $0.8 million for tax deductions related to equity compensation. A discrete tax expense of $0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

For fiscal year 2022, the Company recognized a current income tax benefit of $0.2 million for tax deductions related to equity compensation. A discrete tax expense of $0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

Restricted Stock Units

A total of 197,915 RSUs with a weighted average fair value of $6.9 per share were awarded to employees during fiscal 2023. The RSUs awarded during fiscal 2023 have a three-year vesting period, with one-third vesting on each of the anniversary dates. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $101,931 and $65,743 were accrued as of June 30, 2023, and 2022 ,respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $1.3 million and $0.9 million of expense related to RSUs during fiscal years 2023, and 2022, respectively.

A summary of outstanding and unvested RSU activity as of June 30, 2023, and changes during the period from July 1, 2022, through June 30, 2023, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2022	249,331	$7.49
Granted	197,915	$6.90
Vested	(96,478)	$3.82
Forfeited	-	$-
Unvested at June 30, 2023	350,768	$7.34

As of June 30, 2023, there was $1.1 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.6 years. The total fair value of RSUs that became fully vested during fiscal 2023 was $0.8 million.

Performance Stock Units

A total of 190,510 PSUs with a weighted average fair value of $6.9 per share were awarded to employees during fiscal 2023. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting and do not accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock.

The Company recorded $2.0 million and $1.6 million of expense related to PSUs during fiscal years 2023, and 2022, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2023, and changes during the period from July 1, 2022 through June 30, 2023 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2022	596,567	$6.63
Granted	190,510	$6.90
Vested	(200,626)	$3.83
Forfeited	-	$-
Unvested at June 30, 2023	586,451	$5.60

As of June 30, 2023, there was $1.2 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Director Stock Compensation Awards

The Company awarded a total of 43,722 and 42,420 common shares as stock compensation awards in fiscal years 2023, and 2022, respectively. These common shares were valued at their approximate $0.4 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2023, there were 30 participants, all with fully vested account balances. A total of 922,426 common shares with a cost of $7.2 million, and 821,876 common shares with a cost of $5.9 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of June 30, 2023, and 2022, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 207,090 and 494,047 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2023, and during fiscal 2022, respectively.

NOTE 10 — LEASES AND PURCHASE COMMITMENTS

Purchase commitments of the Company totaled $50.0 million as of June 30, 2023.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for fiscal years 2023 and 2022.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

(In thousands)	2023	2022
Operating lease cost	$3,551	$3,483
Financing lease cost:
Amortization of right of use assets	295	295
Interest on lease liabilities	67	80
Variable lease cost	87	87
Total lease cost	$4,000	$3,945

Supplemental Cash Flow Information
(in thousands)	2023	2022
Cash flows from operating leases
Fixed payments - operating lease cash flows	$3,704	$3,576
Liability reduction - operating cash flows	$3,319	$3,064

Cash flows from finance leases
Interest - operating cash flows	$67	$80
Repayments of principal portion - financing cash flows	$281	$268

Operating Leases:	June 30, 2023	June 30, 2022
Total operating right-of-use assets	$8,921	$8,664

Accrued expenses (Current liabilities)	$3,566	$3,738
Long-term operating lease liability	5,954	5,776
Total operating lease liabilities	$9,520	$9,514

Weighted Average remaining Lease Term (in years)	3.31	3.05

Weighted Average Discount Rate	5.44%	4.81%

Finance Leases:	June 30, 2023	June 30, 2022
Buldings under finance leases	$2,033	$2,033
Equipment under finance leases	34	11
Accumulated depreciation	(929)	(634)
Total finance lease assets, net	$1,138	$1,410

Accured expenses (Current liabilities)	$284	275
Long-term finance lease liability	960	1,246
Total finance lease liabilities	$1,244	$1,521

Weighted Average remaining Lease Term (in years)	3.83	4.80

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:
	Operating Lease Liabilities Liabilities	Finance Lease Liabilities Liabilities	Operating Subleases	Net Lease Commitments Commitments

2024	3,566	337	(377)	3,526
2025	3,145	362	(31)	3,476
2026	1,860	362	-	2,222
2027	1,249	302	-	1,551
2028	632	-	-	632
Thereafter	2	-	-	2
Total lease payments	$10,454	$1,363	$(408)	$11,409
Less: Interest	(934)	(119)		(1,053)
Present Value of Lease Liabilities	$9,520	$1,244		$10,356

NOTE 11 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2023	2022

Components of income (loss) before income taxes:
United States	$31,701	$20,124
Foreign	1,625	(1,039)
Income before income taxes	$33,326	$19,085

Provision for income taxes
U.S. Federal	$6,327	$3,586
Foreign	325	165
State and local	1,330	644
Total current	$7,982	$4,395

Deferred	(418)	(342)
Total provision for income taxes	$7,564	$4,053

(In thousands)	2023	2022
Reconciliation to federal statutory rate:
Federal statutory rate	21.0%	21.0
State and local taxes, net of federal benefit	2.9	3.0
Foreign operations	0.6	-
Federal tax credits	(1.0)	(1.0)
Uncertain tax position activity	-	(0.3)
Stock-based compensation	(1.2)	(0.3)
Tax rate changes	(0.2)	(1.4)
Other	0.6	0.2
Effective tax rate	22.7%	21.2

The components of deferred income tax assets and (liabilities) at June 30, 2023, and 2022 are as follows:

Components of deferred income tax assets and liabilities

(In thousands)	2023	2022

Uncertain tax positions	$185	$169
Reserves against current assets	1,255	1,110
Accrued expenses	3,381	2,596
Deferred compensation	1,459	1,195
Stock-based compensation	1,680	1,421
State net operating loss carryover and credits	140	310
Lease Liability	2,397	2,667
Canadian NOL	319	538
U.S. Federal net operating loss carryover and credits	258	1,235
Deferred income tax asset before valuation allowance	11,074	11,241

Valuation allowance	(108)	(108)
Deferred income tax asset	10,966	11,133

Goodwill, acquisition costs and intangible assets	(3,749)	(3,519)
Depreciation	(1,634)	(2,205)
Right of Use Asset	(2,269)	(2,513)
Deferred income tax liability	(7,652)	(8,237)

Net deferred income tax asset	$3,314	$2,896

The Company has U.S. federal net operating loss carry forward deferred tax assets of $0.2 million and $1.1 million at June 30, 2023, and June 30, 2022, respectively. The federal net operating loss carry forward was from the acquisition of JSI in May 2021. The decrease of $0.9 million in fiscal 2023 was from utilization of the net operating loss. The Company has deferred tax assets for research and development credits of $0.1 million at both June 30, 2023, and June 30, 2022. Utilization of the federal net operating losses and research and development credits are limited by Internal Revenue Code Section 382 but are expected to be realized before expiration.

The Company has Canadian net operating loss carry forward deferred tax assets of $0.3 million and $0.5 million at June 30, 2023, and June 30, 2022, respectively. The decrease of $0.2 million was from utilization of the net operating loss. The $0.3 million deferred tax asset was from the acquisition of JSI and has a 20 year carryforward period.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0.1 million and $0.3 million at June 30, 2023, and June 30, 2022, respectively. A portion of the sate net operating loss carry forward was from the acquisition of JSI in May 2021. A valuation allowance of $0.1 million exists at June 30, 2023, against Oregon tax credits not expected to be used. The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

At June 30, 2023, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.3 million, and $0.1 million, respectively, of the total reserve for uncertain tax positions of $1.0 million. The entire uncertain tax position of $0.6 million, net of federal tax benefit, would impact the effective tax rate if recognized.

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

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax (benefit)/expense in both fiscal 2023 and fiscal 2022, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $500 and ($3,000), respectively, in fiscal 2023 and $(8,000) and $(10,000), respectively, in fiscal 2022. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

Uncertain tax positions

(In thousands)	2023	2022

Balance at the beginning of the fiscal year	$647	$682
Decreases - tax positions in prior period	(134)	(117)
Increase - tax positions in current period	143	82
Balance at end of the fiscal year	$656	$647

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions, and also in Canada, Mexico, and Puerto Rico. In general, the Company is no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2020. Except that US tax years prior to June 30, 2020, are subject to exam to the extent of the US tax refunds generated from the carry back of the June 30, 2020, federal net operating loss. The IRS completed their examination of the US tax year ended June 30, 2020, and issued a no change report.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

Cash Payments:	2023	2022
Interest	$3,104	$1,668
Income taxes	$9,559	$4,965

Non-cash investing and financing activities
Issuance of common shares as compensation	$368	$300
Issuance of common shares to fund deferred compensation plan	$2,017	$3,610
Issuance of common shares to fund ESPP plan	$142	$-

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2023, there were no such standby letters of credit issued.

NOTE 14 – SEVERANCE COSTS

The Company recorded severance charges of less than $0.1 million in fiscal 2023 and 2022, respectively. This severance expense was related to reductions in staffing not related to plant restructuring.

The activity in the Company’s accrued severance liability was as follows for the twelve months ended June 30, 2023, and 2022:

	June 30,	June 30,
(In thousands)	2023	2022

Balance at beginning of period	$-	$13
Accrual of expense	83	13
Payments	(78)	(26)
Balance at end of period	$5	$-

NOTE 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2023
Net Sales	$127,069	$128,804	$117,470	$123,636	$496,979
Gross Profit	34,738	34,140	32,204	35,863	136,945
Net Income	6,262	6,417	4,669	8,414	25,762

Earnings per share
Basic	$0.23	$0.23	$0.16	$0.30	$0.92
Diluted	$0.22	$0.22	$0.16	$0.28	$0.88

Range of share prices
High	$8.81	$12.39	$15.88	$14.12	$15.88
Low	$5.70	$7.10	$12.17	$11.59	$5.70

2022
Net Sales	$106,397	$111,143	$110,111	$127,469	$455,120
Gross Profit	24,510	25,448	26,793	32,457	109,208
Net Income	3,133	3,105	3,618	5,176	15,032

Earnings per share
Basic	$0.12	$0.11	$0.13	$0.19	$0.55
Diluted	$0.11	$0.11	$0.13	$0.18	$0.54	(a)

Range of share prices
High	$8.43	$8.42	$7.49	$7.66	$8.43
Low	$7.12	$6.41	$6.00	$5.53	$5.53

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods. There is no difference between basic and diluted shares due to losses.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2023, and 2022

(In thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Credit Losses:
Year Ended June 30, 2023	$499	$(19)	$-	$(45)	$435
Year Ended June 30, 2022	$256	$249	$-	$(6)	$499

Inventory Obsolescence Reserve:
Year Ended June 30, 2023	$5,447	$2,496	$-	$(1,654)	$6,289
Year Ended June 30, 2022	$5,050	$2,111	$-	$(1,714)	$5,447

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2023	$108	$-	$-	$-	$108
Year Ended June 30, 2022	$108	$-	$-	$-	$108

(a)	For Allowance for credit losses, deductions are uncollectible accounts charged off, less recoveries.