Form 10-Q
period 2023-09-30
LSI INDUSTRIES INC
filed 2023-11-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of October 27, 2023, there were 28,921,449 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
(In thousands, except per share data)	2023	2022

Net Sales	$123,441	$127,069

Cost of products and services sold	86,505	92,319

Severance and restructuring costs	347	12

Gross profit	36,589	34,738

Severance and restructuring costs	6	-

Selling and administrative expenses	25,555	24,717

Operating income	11,028	10,021

Interest expense	566	788

Other expense	96	213

Income before income taxes	10,366	9,020

Income tax expense	2,338	2,758

Net income	$8,028	$6,262

Earnings per common share (see Note 4)
Basic	$0.28	$0.23
Diluted	$0.27	$0.22

Weighted average common shares outstanding
Basic	28,757	27,641
Diluted	29,955	28,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2023	2022

Net Income	$8,028	$6,262

Foreign currency translation adjustment	(56)	7

Comprehensive Income	$7,972	$6,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

 LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2023	2023

ASSETS

Current assets

Cash and cash equivalents	$3,533	$1,828

Accounts receivable, less allowance for credit losses of $414 and $435, respectively	82,266	77,681

Inventories	63,089	63,718

Refundable income taxes	1,348	3,120

Other current assets	3,956	3,529

Total current assets	154,192	149,876

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,515	24,561
Machinery and equipment	66,377	67,457
Buildings under finance leases	2,033	2,033
Construction in progress	1,716	1,231
	98,651	99,292
Less accumulated depreciation	(73,119)	(73,861)
Net property, plant and equipment	25,532	25,431

Goodwill	45,030	45,030

Other intangible assets, net	62,013	63,203

Operating lease right-of-use assets	10,742	8,921

Other long-term assets, net	4,259	3,688

Total assets	$301,768	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(In thousands, except shares)	2023	2023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	33,552	29,206
Accrued expenses	40,850	43,785

Total current liabilities	77,973	76,562

Long-term debt	25,098	31,629

Finance lease liabilities	881	960

Operating lease liabilities	7,626	5,954

Other long-term liabilities	3,644	3,466

Commitments and contingencies (Note 12)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 28,878,038 and 28,488,570 shares, respectively	151,067	148,691
Treasury shares, without par value	(7,583)	(7,166)
Deferred compensation plan	7,583	7,166
Retained earnings	35,196	28,548
Accumulated other comprehensive income	283	339

Total shareholders' equity	186,546	177,578

Total liabilities & shareholders' equity	$301,768	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	6,262	6,262
Other comprehensive gain	-	-	-	-	-	7	-	7
Board stock compensation	12	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	201	(66)	-	-	-	-	-	(66)
Shares issued for deferred compensation	80	539	-	-	-	-	-	539
Activity of treasury shares, net	-	-	(77)	(512)	-	-	-	(512)
Deferred stock compensation	-	-	-	-	512	-	-	512
Stock-based compensation expense		551	-	-	-	-	-	551
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(1,408)	(1,408)

Balance at September 30, 2022	27,777	$140,599	(899)	$(6,439)	$6,439	$52	$13,078	$153,729

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

Net Income	-	-	-	-	-	-	8,028	8,028
Other comprehensive loss	-	-	-	-	-	(56)	-	(56)
Board stock compensation	9	113	-	-	-	-	-	113
ESPP stock awards	3	57	-	-	-	-	-	57
Restricted stock units issued, net of shares withheld for tax withholdings	276	-	-	-	-	-	-	-
Shares issued for deferred compensation	32	437	-	-	-	-	-	437
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense		1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.20 per share	-	-	-	-	-	-	(1,380)	(1,380)

Balance at September 30, 2023	28,878	$151,067	(952)	$(7,583)	$7,583	$283	$35,196	$186,546

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
(In thousands)	2023	2022

Cash Flows from Operating Activities
Net income	$8,028	$6,262
Non-cash items included in net income
Depreciation and amortization	2,371	2,421
Deferred income taxes	(681)	350
Deferred compensation plan	437	539
ESPP Discount	57	-
Stock compensation expense	1,220	551
Issuance of common shares as compensation	113	75
Loss on disposition of fixed assets	47	2
Allowance for credit losses	(9)	8
Inventory obsolescence reserve	262	250

Changes in certain assets and liabilities
Accounts receivable	(4,576)	2,293
Inventories	367	(6,286)
Refundable income taxes	1,772	(77)
Accounts payable	4,345	6,350
Accrued expenses and other	(4,634)	(1,943)
Customer prepayments	1,473	(212)
Net cash flows provided by operating activities	10,592	10,583

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,393)	(434)
Net cash flows used in investing activities	(1,393)	(434)

Cash Flows from Financing Activities
Payments of long-term debt	(49,362)	(47,123)
Borrowings of long-term debt	42,831	45,073
Cash dividends paid	(1,380)	(1,408)
Shares withheld for employees' taxes	-	(66)
Payments on financing lease obligations	(77)	(66)
Proceeds from stock option exercises	549	-
Net cash flows used in financing activities	(7,439)	(3,590)

Change related to foreign currency	(55)	7

Increase in cash and cash equivalents	1,705	6,566

Cash and cash equivalents at beginning of period	1,828	2,462

Cash and cash equivalents at end of period	$3,533	$9,028

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three-month periods ended September 30, 2023, and 2022, and its cash flows for the three-month periods ended September 30, 2023, and 2022. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2023 Annual Report on Form 10-K. Financial information as of June 30, 2023, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2023 Annual Report on Form 10-K.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2023		September 30, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,652	$39,988	$58,077	$47,489
Products and services transferred over time	9,989	15,812	9,456	12,047
	$67,641	$55,800	$67,533	$59,536

	Three Months Ended
	September 30, 2023		September 30, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$55,491	$8,933	$55,535	$7,175
Poles, other display solution elements	11,383	34,869	11,129	41,471
Project management, installation services, shipping and handling	767	11,998	869	10,890
	$67,641	$55,800	$67,533	$59,536

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

New Accounting Pronouncements:

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” creating an exception to the recognition and measurement principles in ASC 805. The amendment requires that entities apply ASC 606, “Revenue from Contracts with Customers,” rather than using fair value, to recognize and measure contracts assets and contract liabilities from contracts with customers acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, including adoption in an interim period, regardless of whether a business combination occurs in that period. The guidance should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. There has not been a material impact on the Company’s consolidated financial statements and related disclosures as a result of its adoption of the guidance on July 1, 2023.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2023, or 2022. There was no concentration of accounts receivable at September 30, 2023. One customer in the Display Solutions Segment represents $8.5 million or 11% of accounts receivable at September 30, 2022.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2023, and September 30, 2022:

	Three Months Ended
(In thousands)	September 30
	2023	2022
Net Sales:
Lighting Segment	$67,641	$67,533
Display Solutions Segment	55,800	59,536
	$123,441	$127,069

Operating Income (Loss):
Lighting Segment	$8,753	$9,158
Display Solutions Segment	7,219	6,496
Corporate and Eliminations	(4,944)	(5,633)
	$11,028	$10,021

Capital Expenditures:
Lighting Segment	$862	$249
Display Solutions Segment	519	162
Corporate and Eliminations	12	23
	$1,393	$434

Depreciation and Amortization:
Lighting Segment	$1,309	$1,387
Display Solutions Segment	976	974
Corporate and Eliminations	86	60
	$2,371	$2,421

	September 30, 2023	June 30, 2023
Total Assets:
Lighting Segment	$145,085	$142,941
Display Solutions Segment	149,306	145,307
Corporate and Eliminations	7,377	7,901
	$301,768	$296,149

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended
(In thousands)	September 30
	2023	2022
Lighting Segment inter-segment net sales	$6,864	$6,143

Display Solutions Segment inter-segment net sales	$455	$66

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	September 30
	2023	2022

BASIC EARNINGS PER SHARE

Net income	$8,028	$6,262

Weighted average shares outstanding during the period, net of treasury shares	27,738	26,730
Weighted average vested restricted stock units outstanding	82	46
Weighted average shares outstanding in the Deferred Compensation Plan during the period	937	865
Weighted average shares outstanding	28,757	27,641

Basic earnings per common share	$0.28	$0.23

DILUTED EARNINGS PER SHARE

Net income	$8,028	$6,262

Weighted average shares outstanding:

Basic	28,757	27,641

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	1,198	1,023
Weighted average shares outstanding	29,955	28,664

Diluted earnings per common share	$0.27	$0.22

Anti-dilutive securities (b)	-	213

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2023, and September 30, 2022, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2023	2023

Inventories:
Raw materials	$46,081	$47,689
Work-in-progress	3,278	3,373
Finished goods	13,730	12,656
Total Inventories	$63,089	$63,718

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	September 30,	June 30,
(In thousands)	2023	2023

Accrued Expenses:
Customer prepayments	$6,902	$5,425
Compensation and benefits	10,436	13,116
Accrued warranty	6,448	6,501
Operating lease liabilities	3,805	3,566
Accrued sales commissions	3,670	5,082
Accrued Freight	3,620	3,821
Accrued FICA	461	546
Finance lease liabilities	295	284
Other accrued expenses	5,213	5,444
Total Accrued Expenses	$40,850	$43,785

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of September 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2023	$9,208	$35,822	$45,030

Balance as of June 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2023	$9,208	$35,822	$45,030

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	September 30, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$18,671	$43,412
Patents	268	268	-
LED technology firmware, software	20,966	16,079	4,887
Trade name	2,658	1,183	1,475
Non-compete	260	123	137
Total Amortized Intangible Assets	86,235	36,324	49,911

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$36,324	$62,013

Other Intangible Assets	June 30, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$17,817	$44,266
Patents	268	268	-
LED technology firmware, software	20,966	15,783	5,183
Trade name	2,658	1,156	1,502
Non-compete	260	110	150
Total Amortized Intangible Assets	86,235	35,134	51,101

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$35,134	$63,203

	Three Months Ended
	September 30
(In thousands)	2023	2022

Amortization Expense of Other Intangible Assets	$1,190	$1,190

The Company expects to record annual amortization expense as follows:

(In thousands)

2024	$3,571
2025	$4,760
2026	$4,760
2027	$4,754
2028	$4,708
After 2028	$27,358

NOTE 8 - DEBT

The Company’s long-term debt as of September 30, 2023, and June 30, 2023, consisted of the following:

	September 30,	June 30,
(In thousands)	2023	2023

Secured line of credit	$10,533	$18,729
Term loan, net of debt issuance costs of $19 and $26, respectively	18,136	16,471
Total debt	$28,669	$35,200
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$25,098	$31,629

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of September 30, 2023, the Company’s borrowing rate against its revolving line of credit was 6.7%. The increment over the SOFR borrowing rate will be 100 basis points for the second quarter of fiscal 2024. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company has agreed to a negative pledge of real estate assets and is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of September 30, 2023, there was $64.5 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of September 30, 2023.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $1.4 million in both the three months ended September 30, 2023, and September 30, 2022. Dividends on restricted stock units in the amount of $0.1 million and $0.2 million were accrued as of both September 30, 2023, and 2022, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 21, 2023, to shareholders of record as of November 13, 2023. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2022, the Company’s shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan (“2019 Omnibus Plan”) which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan’s fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company’s shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company’s Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units (“PSUs”) and other awards. Except for Restricted Stock Unit (“RSU”) grants which are time-based, participants in the Company’s Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 2,032,349 as of September 30, 2023.

In the three months ended September 30, 2023, the Company granted 170,549 PSUs and 113,699 RSUs, both with a weighted average market value of $12.76. Stock compensation expense was $1.3 million and $0.6 million for both the three months ended September 30, 2023, and 2022, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2024, employees purchased 3,000 shares. At September 30, 2023, 253,000 shares remained available for purchase under the ESPP.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(In thousands)	September 30
	2023	2022
Cash Payments:
Interest	$548	$679
Income taxes	$1,075	$664

Non-cash investing and financing activities
Issuance of common shares as compensation	$113	$75
Issuance of common shares to fund deferred compensation plan	$437	$539
Issuance of common shares to fund ESPP plan	$57	$-

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2023, there were no such standby letters of credit issued.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three months ended September 30, 2023, and 2022, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30
(In thousands)	2023	2022

Operating lease cost	$906	$863
Financing lease cost:
Amortization of right of use assets	73	74
Interest on lease liabilities	15	18
Variable lease cost	22	22
Sublease income	-	(116)
Total lease cost	$1,016	$861

Supplemental Cash Flow Information:	Three Months Ended
	September 30
(In thousands)	2023	2022

Cash flows from operating leases
Fixed payments - operating cash flows	$764	$885
Liability reduction - operating cash flows	$680	$779

Cash flows from finance leases
Interest - operating cash flows	$15	$18
Repayments of principal portion - financing cash flows	$77	$66

Operating Leases:	September 30,	June 30,
	2023	2023

Total operating right-of-use assets	$10,742	$8,921

Accrued expenses (Current liabilities)	$3,805	$3,566
Long-term operating lease liability	7,626	5,954
Total operating lease liabilities	$11,431	$9,520

Weighted Average remaining Lease Term (in years)	4.04	3.31

Weighted Average Discount Rate	5.32%	5.44%

Finance Leases:	September 30,	June 30,
	2023	2023

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	34	34
Accumulated depreciation	(1,014)	(929)
Total finance lease assets, net	$1,053	$1,138

Accrued expenses (Current liabilities)	$295	$284
Long-term finance lease liability	881	960
Total finance lease liabilities	$1,176	$1,244

Weighted Average remaining Lease Term (in years)	3.58	3.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2024	$3,805	$295	$(283)	$3,817
2025	3,459	362	(31)	3,790
2026	1,949	362	-	2,311
2027	1,587	275	-	1,862
2028	882	-	-	882
Thereafter	1,253	-	-	1,253
Total lease payments	$12,935	$1,294	$(314)	$13,915
Less: Interest	(1,504)	(118)		(1,622)
Present Value of Lease Liabilities	$11,431	$1,176		$12,293

NOTE 14 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates, and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

	Three Months Ended
	September 30
	2023	2022
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	26.80%	26.20%
Uncertain tax positions	0.9	1.0
Deferred Income Tax Adjustment	-	1.6
Share-based compensation	(5.1)	1.8
Effective tax rate	22.6%	30.6%

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2023, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment
	Three Months Ended
	September 30
(In thousands)	2023	2022

Lighting Segment	$67,641	$67,533
Display Solutions Segment	55,800	59,536
	$123,441	$127,069

Operating Income (Loss) by Business Segment
	Three Months Ended
	September 30
(In thousands)	2022	2022

Lighting Segment	$8,753	$9,158
Display Solutions Segment	7,219	6,496
Corporate and Eliminations	(4,944)	(5,633)
	$11,028	$10,021

Net sales of $123.4 million for the three months ended September 30, 2023, decreased $3.6 million or 3% as compared to net sales of $127.1 million for the three months ended September 30, 2022. Lighting Segment net sales of $67.6 million held steady compared to strong prior year quarter net sales of $67.5 million. Net sales in the Display Solutions Segment of $55.8 million declined 6% compared to the same quarter last year sales of $59.5 million. Sales growth was realized in the Refueling/C-Store vertical and in the QSR vertical with Digital Signage applications. Sales growth in these two verticals was offset by a modest decline in the Grocery vertical. The decline in sales is attributed to the disruption caused by the pending merger of the nation’s two largest grocery chains.

Operating income of $11.0 million for the three months ended September 30, 2023, represents a $1.0 million or 10% increase from operating income of $10.0 million in the three months ended September 30, 2022. Adjusted operating income, a Non-GAAP measure, was $12.7 million in the three months ended September 30, 2023, compared to $10.9 million in the three months ended September 30, 2022. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income on a 3% decrease in net sales was the result of a higher-value sales mix, continued price disciplines, and effective cost management,

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of long-term performance based compensation expense, severance and restructuring costs, and consulting expense related to commercial growth initiatives, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, and Net Debt to Adjusted EBITDA. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we exclude these items because they provide greater comparability and enhanced visibility into our results of operations. These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these Non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt to Adjusted EBITDA.

Reconciliation of net income to adjusted net income	Three Months Ended
	September 30
(In thousands, except per share data)	2023			2022
			Diluted EPS			Diluted EPS

Net Income as reported	$8,028		$0.27	$6,262		$0.22

Long-Term Performance Based Compensation	974	(1)	0.03	420	(4)	0.01

Consulting expense: Commercial Growth Initiatives	13	(2)	-	226	(5)	0.01

Severance costs and Restructruing costs	256	(3)	0.01	9	(6)	-

Tax rate difference between reported and adjusted net income	(531)		(0.02)	160		0.01

Net Income adjusted	$8,740		$0.29	$7,077		$0.25

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $351

(2) $6

(3) $97

(4) $131

(5) $77

(6) $3

Reconciliation of operating income to adjusted operating income:	Three Months Ended
	September 30
(In thousands)	2023	2022

Operating Income as reported	$11,028	$10,021

Long-Term Performance Based Compensation	1,325	551

Consulting expense: Commercial Growth Initiatives	19	303

Severance costs and Restructruing costs	353	12

Adjusted Operating Income	$12,725	$10,887

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended
	September 30
(In thousands)	2023	2022
Net Income - Reported	$8,028	$6,262

Income Tax	2,338	2,758
Interest Expense, Net	566	788
Other Expense	96	213
Operating Income as reported	$11,028	$10,021

Depreciation and Amortization	2,371	2,421

EBITDA	$13,399	$12,442

Long-Term Performance Based Compensation	1,325	551
Consulting expense: Commercial Growth Initiatives	19	303
Severance costs and Restructruing costs	353	12

Adjusted EBITDA	$15,096	$13,308

Reconciliation of cash flow from operations to free cash flow	Three Months Ended
	September 30
(In thousands)	2023	2022

Cash Flow from Operations	$10,592	$10,583

Capital expenditures	(1,393)	(434)

Free Cash Flow	$9,199	$10,149

Net Debt to Adjusted EBITDA
	September 30,
(In thousands)	2023	2022

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	25,098	73,975
Total Debt	28,669	77,546
Less: Cash and cash equivalents	3,533	9,028

Net Debt	$25,136	$68,518

Adjusted EBITDA - Trailing 12 Months	$53,408	$40,836

Net Debt to Adjusted EBITDA	0.5	1.7

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2023, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

Lighting Segment	Three Months Ended
	September 30
(In thousands)	2023	2022

Net Sales	$67,641	$67,533
Gross Profit	23,280	22,279
Operating Income	8,753	9,158

Lighting Segment net sales of $67.6 million in the three months ended September 30, 2023, held steady compared to strong net sales of $67.5 million in the same period in fiscal 2023. The Company continues to invest in new product initiatives while maintaining strong relationships with agents, distributors, and contractors with the goal to drive sales growth.

Gross profit of $23.3 million in the three months ended September 30, 2023, increased $1.0 million or 5% from the same period of fiscal 2023. Gross profit as a percentage of net sales improved to 34.4% in the three months ended September 30, 2023, from 33.0% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales was the result of a higher-value sales mix, continued price disciplines, and effective cost management.

Operating expenses of $14.4 million in the three months ended September 30, 2023, increased $1.4 million from the same period of fiscal 2023, driven by higher commission expense along with an increase in investments in commercial growth initiatives.

Lighting Segment operating income of $8.8 million for the three months ended September 30, 2023, decreased $0.4 million from operating income of $9.2 million in the same period of fiscal 2023 primarily driven by an improvement in gross profit as a percentage of sales offset by an increase in operating expenses.

Display Solutions Segment	Three Months Ended
	September 30
(In thousands)	2023	2022

Net Sales	$55,800	$59,536
Gross Profit	$13,310	$12,453
Operating Income	$7,219	$6,496

Display Solutions Segment net sales of $55.8 million in the three months ended September 30, 2023, decreased $3.7 million or 6% from net sales of $59.5 million in the same period in fiscal 2023. The decline in sales was the net result of an increase in sales in Refueling/C-Store vertical as well as sales growth in the QSR vertical with Digital Signage applications offset by a decline in sales in the Grocery vertical. The decline in sales in the Grocery vertical is attributed to the disruption caused by the pending merger of the nation’s two largest grocery chains.

Gross profit of $13.3 million in the three months ended September 30, 2023, increased $0.9 million or 7% from the same period of fiscal 2023. Gross profit as a percentage of net sales in the three months ended September 30, 2023, increased to 23.9% from 20.9% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales was driven by favorable program pricing and prudent cost management.

Operating expenses of $6.1 million in the three months ended September 30, 2023, increased slightly from $6.0 million in the same period of fiscal 2023, primarily driven by a small increase in staffing costs.

Display Solutions Segment operating income of $7.2 million in the three months ended September 30, 2023, increased $0.7 million or 11% from operating income of $6.5 million in the same period of fiscal 2023. The increase of $0.7 million was driven by the net effect of an improvement of gross profit as a percentage of sales partially offset by a decrease in net sales, along with holding operating expenses steady compared to the same period of fiscal 2023.

Corporate and Eliminations	Three Months Ended
	September 30
(In thousands)	2023	2022

Gross Profit (Loss)	$(1)	$6
Operating (Loss)	$(4,944)	$(5,633)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.9 million in the three months ended September 30, 2023, decreased $0.7 million or 12% from the same period of fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $0.6 million and $0.8 million of net interest expense in the three months ended September 30, 2023, and September 30, 2022, respectively. The decrease in interest expense in a rising interest rate environment was the result of the Company’s ability to realize a large paydown in debt with the cash generated by operations, partially offset by increased borrowing costs. The Company also recorded other expense of $0.1 million and $0.2 million in the three months ended September 30, 2023, and September 30, 2022, respectively, both of which is related to net foreign exchange currency transaction losses through the Company’s Mexican and Canadian subsidiaries.

The $2.3 million of income tax expense in the three months ended September 30, 2023, represents a consolidated effective tax rate of 22.6%. Impacting the effective tax rate was the favorable tax treatment of the Company’s long-term performance based compensation. The $2.8 million of income tax expense in the three months ended September 30, 2022, represents a consolidated effective tax rate of 30.6%. Impacting the effective tax rate is an increase in a valuation reserve related to the Company’s deferred tax assets and from a higher anticipated annual tax rate.

The Company reported net income of $8.0 million in the three months ended September 30, 2023, compared to net income of $6.3 million in the three months ended September 30, 2022. Non-GAAP adjusted net income was $8.7 million for the three months ended September 30, 2023, compared to adjusted net income of $7.1 million for the three months ended September 30, 2022 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in gross profit as a percentage of sales partially offset by a decrease in sales. Diluted adjusted earnings per share of $0.29 was reported in the three months ended September 30, 2023, as compared to $0.25 diluted adjusted earnings per share in the same period of fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2023, were 29,955,000 shares compared to 28,664,000 shares in the same period last year.

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

At September 30, 2023, the Company had working capital of $76.2 million compared to $73.3 million at June 30, 2023. The ratio of current assets to current liabilities was 2.0 to 1 for both September 30, 2023, and June 30, 2023. The increase in working capital from June 30, 2023, to September 30, 2023, is primarily driven by a $4.6 million increase in net accounts receivable and a $1.7 million increase in cash offset by a $1.7 million decrease in refundable income taxes and a $1.4 million increase in current liabilities.

Net accounts receivable was $82.3 million and $77.7 million at September 30, 2023, and June 30, 2023, respectively. DSO increased to 60 days at September 30, 2023, from 57 days at June 30, 2023.

Net inventories of $63.1 million at September 30, 2023, decreased $0.6 million from $63.7 million at June 30, 2023. The decrease of $0.6 million is the result of a decrease in gross inventory of $0.9 million and a $0.3 million decrease in obsolescence reserves. Lighting Segment net inventory increased $0.6 million whereas net inventory in the Display Solutions Segment decreased $1.2 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $25 million term loan and $75 million remaining in a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of September 30, 2023, $64.5 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2024.

The Company had a source of $10.6 million of cash from operating activities in the three months ended September 30, 2023, and 2022. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company used $1.4 million and $0.4 million of cash related to investing activities in the three months ended September 30, 2023, and September 30, 2022, respectively. The Company has invested in equipment and tooling to support sales growth.

The Company had a use of cash of $7.4 million and $3.6 million related to financing activities in the three months ended September 30, 2023, and September 30, 2022, respectively. The $3.9 million change in cash flow was primarily the result of cash generated from improved earnings and effective working capital management, which was used to pay down the Company’s line of credit in the first quarters of fiscal 2024 and fiscal 2023. The Company also received $0.5 million of cash in fiscal 2024 related to the exercise of stock options with no comparable event in fiscal 2023.

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

Cash Dividends

In November 2023, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 21, 2023, to shareholders of record as of November 13, 2023. The indicated annual cash dividend rate for fiscal 2024 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2023 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since June 30, 2023. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 16 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fiscal Year 2024 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2024 Short-Term Incentive Plan (STIP)*++

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
November 6, 2023