Form 10-Q
period 2023-12-31
LSI INDUSTRIES INC
filed 2024-02-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which
registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of January 29, 2024, there were 29,070,313 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2023

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2023	2022	2023	2022

Net Sales	$109,005	$128,804	$232,446	$255,873

Cost of products and services sold	77,438	94,646	163,943	186,964

Severance and restructuring costs	31	18	378	31

Gross profit	31,536	34,140	68,125	68,878

Severance and restructuring costs	4	15	10	15

Selling and administrative expenses	23,713	25,087	49,268	49,804

Operating income	7,819	9,038	18,847	19,059

Interest expense	453	1,258	1,019	2,046

Other (income) expense	(29)	(55)	67	158

Income before income taxes	7,395	7,835	17,761	16,855

Income tax expense	1,489	1,418	3,827	4,177

Net income	$5,906	$6,417	$13,934	$12,678

Earnings per common share (see Note 4)
Basic	$0.20	$0.23	$0.48	$0.45
Diluted	$0.20	$0.22	$0.47	$0.44

Weighted average common shares outstanding
Basic	29,024	28,078	28,890	27,874
Diluted	30,043	29,204	29,949	28,766

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Net Income	$5,906	$6,417	$13,934	$12,678

Foreign currency translation adjustment	71	68	15	75

Comprehensive Income	$5,977	$6,485	$13,949	$12,753

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2023	2023

ASSETS

Current assets

Cash and cash equivalents	$2,660	$1,828

Accounts receivable, less allowance for credit losses of $448 and $435, respectively	72,160	77,681

Inventories	60,154	63,718

Refundable income taxes	2,033	3,120

Other current assets	4,386	3,529

Total current assets	141,393	149,876

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,543	24,561
Machinery and equipment	66,582	67,457
Buildings under finance leases	2,033	2,033
Construction in progress	2,988	1,231
	100,156	99,292
Less accumulated depreciation	(73,924)	(73,861)
Net property, plant and equipment	26,232	25,431

Goodwill	45,030	45,030

Other intangible assets, net	60,823	63,203

Operating lease right-of-use assets	9,931	8,921

Other long-term assets, net	4,139	3,688

Total assets	$287,548	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2023	2023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	23,136	29,206
Accrued expenses	38,847	43,785

Total current liabilities	65,554	76,562

Long-term debt	17,950	31,629

Finance lease liabilities	800	960

Operating lease liabilities	6,851	5,954

Other long-term liabilities	3,459	3,466

Commitments and contingencies (Note 12)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,059,820 and 28,488,570 shares, respectively	152,924	148,691
Treasury shares, without par value	(8,088)	(7,166)
Deferred compensation plan	8,088	7,166
Retained earnings	39,656	28,548
Accumulated other comprehensive income	354	339

Total shareholders' equity	192,934	177,578

Total liabilities & shareholders' equity	$287,548	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	6,261	6,261
Other comprehensive gain	-	-	-	-	-	7	-	7
Board stock compensation	12	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	201	(66)	-	-	-	-	-	(66)
Shares issued for deferred compensation	80	539	-	-	-	-	-	539
Activity of treasury shares, net	-	-	(77)	(512)	-	-	-	(512)
Deferred stock compensation	-	-	-	-	512	-	-	512
Stock-based compensation expense	-	551	-	-	-	-	-	551
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(1,408)	(1,408)

Balance at September 30, 2022	27,777	$140,599	(899)	$(6,439)	$6,439	$52	$13,077	$153,728

Net Income	-	-	-	-	-	-	6,417	6,417
Other comprehensive gain	-	-	-	-	-	68	-	68
Board stock compensation	23	98	-	-	-	-	-	98
Restricted stock units issued, net of shares withheld for tax withholdings	71	(399)	-	-	-	-	-	(399)
Shares issued for deferred compensation	57	548	-	-	-	-	-	548
Activity of treasury shares, net	-	-	(58)	(549)	-	-	-	(549)
Deferred stock compensation	-	-	-	-	549	-	-	549
Stock-based compensation expense	-	864	-	-	-	-	-	864
Stock options exercised, net	192	1,278	-	-	-	-	-	1,278
Dividends — $0.20 per share	-	-	-	-	-	-	(1,286)	(1,286)

Balance at December 31, 2022	28,120	$142,988	(957)	$(6,988)	$6,988	120	$18,208	$161,316

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

Net Income	-	-	-	-	-	-	8,028	8,028
Other comprehensive loss	-	-	-	-	-	(56)	-	(56)
Board stock compensation	9	113	-	-	-	-	-	113
ESPP stock awards	3	57	-	-	-	-	-	57
Restricted stock units issued, net of shares withheld for tax withholdings	276	-	-	-	-	-	-	-
Shares issued for deferred compensation	32	437	-	-	-	-	-	437
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense	-	1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.20 per share	-	-	-	-	-	-	(1,380)	(1,380)

Balance at September 30, 2023	28,878	$151,067	(952)	$(7,583)	$7,583	$283	$35,196	$186,546

Net Income	-	-	-	-	-	-	5,906	5,906
Other comprehensive loss	-	-	-	-	-	71	-	71
Board stock compensation	7	112	-	-	-	-	-	112
ESPP stock awards	4	41	-	-	-	-	-	41
Restricted stock units issued, net of shares withheld for tax withholdings	28	(244)	-	-	-	-	-	(244)
Shares issued for deferred compensation	36	506	-	-	-	-	-	506
Activity of treasury shares, net	-	-	(36)	(505)	-	-	-	(505)
Deferred stock compensation	-	-	-	-	505	-	-	505
Stock-based compensation expense	-	814	-	-	-	-	-	814
Stock options exercised, net	107	628	-	-	-	-	-	628
Dividends — $0.20 per share	-	-	-	-	-	-	(1,446)	(1,446)

Balance at December 31, 2023	29,060	$152,924	(988)	$(8,088)	$8,088	$354	$39,656	$192,934

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2023	2022

Cash Flows from Operating Activities
Net income	$13,934	$12,678
Non-cash items included in net income
Depreciation and amortization	4,728	4,840
Deferred income taxes	(591)	49
Deferred compensation plan	943	1,087
ESPP discount	98	-
Stock compensation expense	2,034	1,415
Issuance of common shares as compensation	225	173
Loss on disposition of fixed assets	141	37
Allowance for credit losses	25	(108)
Inventory obsolescence reserve	234	300

Changes in certain assets and liabilities
Accounts receivable	5,496	10,506
Inventories	3,330	916
Refundable income taxes	1,087	(284)
Accounts payable	(6,070)	(7,490)
Accrued expenses and other	(6,529)	(1,581)
Customer prepayments	783	(2,476)
Net cash flows provided by operating activities	19,868	20,062

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	26	1
Purchases of property, plant and equipment	(3,349)	(995)
Net cash flows used in investing activities	(3,323)	(994)

Cash Flows from Financing Activities
Payments of long-term debt	(96,600)	(102,152)
Borrowings of long-term debt	82,921	85,377
Cash dividends paid	(2,826)	(2,694)
Shares withheld for employees' taxes	(244)	(465)
Payments on financing lease obligations	(156)	(123)
Proceeds from stock option exercises	1,177	1,278
Net cash flows used in financing activities	(15,728)	(18,779)

Change related to foreign currency	15	14

Increase in cash and cash equivalents	832	303

Cash and cash equivalents at beginning of period	1,828	2,462

Cash and cash equivalents at end of period	$2,660	$2,765

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2023, the results of its operations for the three and six-month periods ended December 31, 2023, and 2022, and its cash flows for the six-month periods ended December 31, 2023, and 2022. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2023 Annual Report on Form 10-K. Financial information as of June 30, 2023, has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	December 31, 2023		December 31, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$54,619	$29,268	$58,591	$47,027
Products and services transferred over time	10,176	14,942	8,242	14,944
	$64,795	$44,210	$66,833	$61,971

	Six Months Ended
	December 31, 2023		December 31, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$112,271	$69,256	$116,668	$94,516
Products and services transferred over time	20,165	30,754	17,698	26,991
	$132,436	$100,010	$134,366	$121,507

	Three Months Ended
	December 31, 2023		December 31, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$53,116	$8,791	$54,410	$5,801
Poles, other display solution elements	10,968	24,829	11,632	41,683
Project management, installation services, shipping and handling	711	10,590	791	14,487
	$64,795	$44,210	$66,833	$61,971

	Six Months Ended
	December 31, 2023		December 31, 2022
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$108,607	$17,724	$109,945	$12,976
Poles, other display solution elements	22,351	59,698	22,761	83,154
Project management, installation services, shipping and handling	1,478	22,588	1,660	25,377
	$132,436	$100,010	$134,366	$121,507

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and six months ended December 31, 2023, or 2022. There was no concentration of accounts receivable at December 31, 2023, or 2022.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2023, and December 31, 2022:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2023	2022	2023	2022
Net Sales:
Lighting Segment	$64,795	$66,833	$132,436	$134,366
Display Solutions Segment	44,210	61,971	100,010	121,507
	$109,005	$128,804	$232,446	$255,873

Operating Income (Loss):
Lighting Segment	$8,856	$6,754	$17,609	$15,912
Display Solutions Segment	3,302	7,762	10,521	14,258
Corporate and Eliminations	(4,339)	(5,478)	(9,283)	(11,111)
	$7,819	$9,038	$18,847	$19,059

Capital Expenditures:
Lighting Segment	$1,151	$74	$2,013	$323
Display Solutions Segment	529	539	1,048	700
Corporate and Eliminations	276	(52)	288	(28)
	$1,956	$561	$3,349	$995

Depreciation and Amortization:
Lighting Segment	$1,293	$1,382	$2,602	$2,769
Display Solutions Segment	989	975	1,965	1,949
Corporate and Eliminations	75	62	161	122
	$2,357	$2,419	$4,728	$4,840

	December 31, 2023	June 30, 2023
Total Assets:
Lighting Segment	$135,689	$142,941
Display Solutions Segment	141,782	145,307
Corporate and Eliminations	10,077	7,901
	$287,548	$296,149

The segment net sales reported above represent sales to external customers. Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on inter-segment revenues. Any inter-segment profit in inventory is eliminated in consolidation. Inter-segment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2023	2022	2023	2022
Lighting Segment inter-segment net sales	$5,286	$5,067	$12,150	$11,210

Display Solutions Segment inter-segment net sales	$(15)	$30	$440	$36

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2023	2022	2023	2022

BASIC EARNINGS PER SHARE

Net income	$5,906	$6,417	$13,934	$12,678

Weighted average shares outstanding during the period, net of treasury shares	27,979	27,005	27,858	26,890
Weighted average vested restricted stock units outstanding	76	117	78	81
Weighted average shares outstanding in the Deferred Compensation Plan during the period	969	956	954	903
Weighted average shares outstanding	29,024	28,078	28,890	27,874

Basic earnings per common share	$0.20	$0.23	$0.48	$0.45

DILUTED EARNINGS PER SHARE

Net income	$5,906	$6,417	$13,934	$12,678

Weighted average shares outstanding:

Basic	29,024	28,078	28,890	27,874

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	1,019	1,126	1,059	892
Weighted average shares outstanding	30,043	29,204	29,949	28,766

Diluted earnings per common share	$0.20	$0.22	$0.47	$0.44

Anti-dilutive securities (b)	-	85	-	452

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2023, and December 31, 2022, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2023	2023

Inventories:
Raw materials	$44,225	$47,689
Work-in-progress	3,726	3,373
Finished goods	12,203	12,656
Total Inventories	$60,154	$63,718

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2023	2023

Accrued Expenses:
Customer prepayments	$6,209	$5,425
Compensation and benefits	8,570	13,116
Accrued warranty	6,244	6,501
Operating lease liabilities	3,752	3,566
Accrued sales commissions	4,183	5,082
Accrued Freight	3,291	3,821
Accrued FICA	483	546
Finance lease liabilities	307	284
Other accrued expenses	5,808	5,444
Total Accrued Expenses	$38,847	$43,785

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of December 31, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2023	$9,208	$35,822	$45,030

Balance as of June 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2023	$9,208	$35,822	$45,030

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	December 31, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$19,525	$42,558
Patents	268	268	-
LED technology firmware, software	20,966	16,374	4,592
Trade name	2,658	1,211	1,447
Non-compete	260	136	124
Total Amortized Intangible Assets	86,235	37,514	48,721

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$37,514	$60,823

Other Intangible Assets	June 30, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$17,817	$44,266
Patents	268	268	-
LED technology firmware, software	20,966	15,783	5,183
Trade name	2,658	1,156	1,502
Non-compete	260	110	150
Total Amortized Intangible Assets	86,235	35,134	51,101

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$35,134	$63,203

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Amortization Expense of Other Intangible Assets	$1,190	$1,190	$2,380	$2,380

The Company expects to record annual amortization expense as follows:

(In thousands)

2024	$4,760
2025	$4,760
2026	$4,760
2027	$4,754
2028	$4,708
After 2028	$27,359

NOTE 8 - DEBT

The Company’s long-term debt as of December 31, 2023, and June 30, 2023, consisted of the following:

	December 31,	June 30,
(In thousands)	2023	2023

Secured line of credit	$4,276	$18,729
Term loan, net of debt issuance costs of $16 and $26, respectively	17,245	16,471
Total debt	$21,521	$35,200
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$17,950	$31,629

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of December 31, 2023, the Company’s borrowing rate against its revolving line of credit was 6.5%. The increment over the SOFR borrowing rate will be 100 basis points for the third quarter of fiscal 2024. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of December 31, 2023, there was $70.7 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of December 31, 2023.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $2.8 million and $2.7 million in the six months ended December 31, 2023, and December 31, 2022, respectively. In January 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 13, 2024, to shareholders of record as of February 5, 2024. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

In November 2022, the Company’s shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan (“2019 Omnibus Plan”) which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan’s fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company’s shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company’s Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units (“PSUs”) and other awards. Except for Restricted Stock Unit (“RSU”) grants which are time-based, participants in the Company’s Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan equates to 1,981,391 as of December 31, 2023.

In the first half of fiscal 2024, the Company granted 175,251 PSUs and 116,834 RSUs, both with a weighted average market value of $12.76. Stock compensation expense was $0.7 million and $0.8 million for the three months ended December 31, 2023, and 2022, respectively, and $2.0 million and $1.4 million in the six months ended December 31, 2023, and 2022, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During the first half of fiscal year 2024, employees purchased 7,000 shares. At December 31, 2023, 249,000 shares remained available for purchase under the ESPP.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2023	2022
Cash Payments:
Interest	$1,006	$1,689
Income taxes	$3,375	$4,299

Non-cash investing and financing activities
Issuance of common shares as compensation	$225	$173
Issuance of common shares to fund deferred compensation plan	$943	$1,087
Issuance of common shares to fund ESPP plan	$98	$-

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2023, there were no such standby letters of credit issued.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and six months ended December 31, 2023, and 2022, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Operating lease cost	$993	$885	$1,900	$1,776
Financing lease cost:
Amortization of right of use assets	73	74	146	148
Interest on lease liabilities	14	17	28	35
Variable lease cost	22	22	44	44
Sublease income	(116)	(116)	(232)	(232)
Total lease cost	$986	$882	$1,886	$1,771

Supplemental Cash Flow Information:	Six Months Ended
	December 31
(In thousands)	2023	2022

Cash flows from operating leases
Fixed payments - operating cash flows	$1,778	$1,832
Liability reduction - operating cash flows	$1,537	$1,618

Cash flows from finance leases
Interest - operating cash flows	$28	$35
Repayments of principal portion - financing cash flows	$156	$123

Operating Leases:	December 31,	June 30,
	2023	2023

Total operating right-of-use assets	$9,931	$8,921

Accrued expenses (Current liabilities)	$3,752	$3,566
Long-term operating lease liability	6,851	5,954
Total operating lease liabilities	$10,603	$9,520

Weighted Average remaining Lease Term (in years)	3.89	3.31

Weighted Average Discount Rate	5.33%	5.44%

Finance Leases:	December 31,	June 30,
	2023	2023

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	41	34
Accumulated depreciation	(1,086)	(929)
Total finance lease assets, net	$1,060	$1,138

Accrued expenses (Current liabilities)	$307	$284
Long-term finance lease liability	800	960
Total finance lease liabilities	$1,107	$1,244

Weighted Average remaining Lease Term (in years)	3.33	3.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2024	$3,752	$307	$(189)	$3,870
2025	3,026	362	(31)	3,357
2026	1,929	362	-	2,291
2027	1,463	195	-	1,658
2028	649	-	-	649
Thereafter	1,131	-	-	1,131
Total lease payments	$11,950	$1,226	$(220)	$12,956
Less: Interest	(1,347)	(119)		(1,466)
Present Value of Lease Liabilities	$10,603	$1,107		$11,490

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2023	2022	2023	2022
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	25.6%	21.5%	26.3%	24.0%
Uncertain tax positions	(2.8)	(1.2)	(0.6)	-
Deferred Income Tax Adjustment	-	(1.9)	-	-
Share-based compensation	(2.7)	(0.3)	(4.2)	0.8
Effective tax rate	20.1%	18.1%	21.5%	24.8%

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Lighting Segment	$64,795	$66,833	$132,436	$134,366
Display Solutions Segment	44,210	61,971	100,010	121,507
	$109,005	$128,804	$232,446	$255,873

Operating Income (Loss) by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Lighting Segment	$8,856	$6,754	$17,609	$15,912
Display Solutions Segment	3,302	7,762	10,521	14,258
Corporate and Eliminations	(4,339)	(5,478)	(9,283)	(11,111)
	$7,819	$9,038	$18,847	$19,059

Net sales of $109.0 million for the three months ended December 31, 2023, decreased $19.8 million or 15% as compared to net sales of $128.8 million for the three months ended December 31, 2022. The decrease in net sales was attributed to a $2.0 million decrease in net sales of the Lighting Segment, while the remainder of the decrease in net sales was attributable to the Display Solutions Segment. Despite what we believe is a temporary delay in project demand primarily affecting the grocery market of the Display Solutions Segment related to the pending merger of two large grocery industry participants, the Company maintained its focus with ongoing execution in the key markets it serves.

Net sales of $232.4 million for the six months ended December 31, 2023, decreased $23.4 million or 9% as compared to net sales of $255.9 million for the six months ended December 31, 2022. Net sales were driven by decreased net sales of the Lighting Segment (a decrease of $1.9 million or 1%) and decreased net sales of the Display Solutions Segment (a decrease of $21.5 million or 18%).

Operating income of $7.8 million for the three months ended December 31, 2023, represents a $1.2 million or 14% decrease from a record operating income of $9.0 million in the three months ended December 31, 2022. Adjusted operating income, a Non-GAAP measure, was $8.7 million in the three months ended December 31, 2023, compared to $10.6 million in the three months ended December 31, 2022. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The decline in sales contributed to the decline in operating profit which was partially offset by a 240 basis point increase in gross margin driven by a higher value sales mix, continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Operating income of $18.8 million for the six months ended December 31, 2023, represents a $0.2 million or 1% decrease from operating income of $19.1 million in the six months ended December 31, 2022. Adjusted operating income, a Non-GAAP financial measure, was $21.4 million in the six months ended December 31, 2023, compared to same adjusted operating income of $21.4 million in the six months ended December 31, 2022. The Company was able to maintain the same level of operating income despite a 9% decline in sales with continued sales price disciplines, favorable material input costs, and improved manufacturing productivity. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

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

Reconciliation of operating income to adjusted operating income:	Three Months Ended
	December 31
(In thousands)	2023	2022

Operating Income as reported	$7,819	$9,038

Long-Term Performance Based Compensation	849	1,002

Consulting expense: Commercial Growth Initiatives	-	486

Severance costs and Restructruing costs	35	33

Adjusted Operating Income	$8,703	$10,559

Reconciliation of net income to adjusted net income	Three Months Ended
	December 31
(In thousands, except per share data)	2023			2022
			Diluted EPS			Diluted EPS

Net Income as reported	$5,906		$0.20	$6,417		$0.22

Long-Term Performance Based Compensation	625	(1)	0.02	785	(3)	0.03

Consulting expense: Commercial Growth Initiatives	-		-	399	(4)	0.01

Severance costs and Restructruing costs	34	(2)	-	26	(5)	-

Tax rate difference between reported and adjusted net income	(201)		(0.01)	-		-

Net Income adjusted	$6,364		$0.21	$7,627		$0.26

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $224

(2) $1

(3) $217

(4) $87

(5) $7

Reconciliation of operating income to adjusted operating income:	Six Months Ended
	December 31
(In thousands)	2023	2022

Operating Income as reported	$18,847	$19,059

Stock compensation expense	2,174	1,553

Consulting expense: Commercial Growth Initiatives	19	789

Severance costs and Restructruing costs	388	46

Adjusted Operating Income	$21,428	$21,447

Reconciliation of net income to adjusted net income	Six Months Ended
	December 31
(In thousands, except per share data)	2023			2022
			Diluted EPS			Diluted EPS

Net Income as reported	$13,934		$0.47	$12,678		$0.44

Stock compensation expense	1,599	(1)	0.05	1,341	(4)	0.05

Consulting expense: Commercial Growth Initiatives	13	(2)	-	647	(5)	0.02

Severance costs and Restructruing costs	290	(3)	0.01	38	(6)	-

Tax rate difference between reported and adjusted net income	(732)		(0.03)	-		-

Net Income adjusted	$15,104		$0.50	$14,704		$0.51

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $575

(2) $6

(3) $98

(4) $212

(5) $142

(6) $8

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022
Net Income - Reported	$5,906	$6,417	$13,934	$12,678

Income Tax	1,489	1,418	3,827	4,177
Interest Expense, Net	453	1,258	1,019	2,046
Other (Income) Expense	(29)	(55)	67	158
Operating Income as reported	$7,819	$9,038	$18,847	$19,059

Depreciation and Amortization	2,357	2,419	4,728	4,840

EBITDA	$10,176	$11,457	$23,575	$23,899

Long-Term Performance Based Compensation	849	1,002	2,174	1,553
Consulting expense: Commercial Growth Initiatives		486	19	789
Severance costs and Restructruing costs	35	33	388	46

Adjusted EBITDA	$11,060	$12,978	$26,156	$26,287

Reconciliation of cash flow from operations to free cash flow	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2023	2022	2023	2022

Cash Flow from Operations	$9,276	$9,481	$19,868	$20,064

Capital expenditures	(1,956)	(561)	(3,349)	(995)

Free Cash Flow	$7,320	$8,920	$16,519	$19,070

Net Debt to Adjusted EBITDA	December 31
(In thousands)	2023	2022

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	17,950	59,250
Total Debt	21,521	62,821
Less: Cash and cash equivalents	(2,660)	(2,765)

Net Debt	$18,861	$60,056

Adjusted EBITDA - Trailing 12 Months	$51,489	$45,387

Net Debt to Adjusted EBITDA	0.4	1.3

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2023, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2022

Lighting Segment	Three Months Ended
	December 31
(In thousands)	2023	2022

Net Sales	$64,795	$66,833
Gross Profit	$22,698	$20,457
Operating Income	$8,856	$6,754

Lighting Segment net sales of $64.8 million in the three months ended December 31, 2023, decreased 3% from net sales of $66.8 million in the same period in fiscal 2023. Despite softness in the non-residential construction market, which contributed to the small decline in sales, the Company was able to outperform the broader market and gain market share.

Gross profit of $22.7 million in the three months ended December 31, 2023, increased $2.2 million or 11% from the same period of fiscal 2023. Gross profit as a percentage of net sales was 35.0% in the three months ended December 31, 2023, compared to 30.6% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales on a 3% decrease in net sales was driven by stable pricing, a higher-value sales mix, continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Operating expenses of $13.9 million in the three months ended December 31, 2023, increased marginally from the same period of fiscal 2023, driven by continued investments in the agent network and the sales team.

Lighting Segment operating income of $8.9 million for the three months ended December 31, 2023, increased $2.1 million from operating income of $6.8 million in the same period of fiscal 2023 primarily driven by an improvement in gross profit as a percentage of sales on lower net sales, and continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Display Solutions Segment	Three Months Ended
	December 31
(In thousands)	2023	2022

Net Sales	$44,210	$61,971
Gross Profit	$8,838	$13,681
Operating Income	$3,302	$7,762

Display Solutions Segment net sales of $44.2 million in the three months ended December 31, 2023, decreased $17.8 million or 29% from net sales of $62.0 million in the same period in fiscal 2023. Sales in the Display Solutions segment were unfavorably impacted by a temporary pause in projected demand within the grocery market vertical related to the pending merger of two larger grocery chains.

Gross profit of $8.8 million in the three months ended December 31, 2023, decreased $4.8 million or 35% from the same period of fiscal 2023. Gross profit as a percentage of net sales in the three months ended December 31, 2023, was 20.0% compared to 22.1% in the same period of fiscal 2023. The reduction in gross profit as a percentage of sales was primarily driven by the decrease in net sales partially offset by favorable program pricing and prudent cost management.

Operating expenses of $5.5 million in the three months ended December 31, 2023, decreased $0.4 million from $5.9 million in the same period of fiscal 2023. The decrease in operating expenses was primarily driven by efforts to manage costs in line with the decline in net sales.

Display Solutions Segment operating income of $3.3 million in the three months ended December 31, 2023, decreased $4.5 million from operating income of $7.8 million in the same period of fiscal 2023. The decrease in operating income was primarily driven by the decrease in net sales.

Corporate and Eliminations	Three Months Ended
	December 31
(In thousands)	2023	2022

Gross Profit	$-	$2
Operating (Loss)	$(4,339)	$(5,478)

The gross profit/(loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.3 million in the three months ended December 31, 2023, decreased $1.1 million from the same period of fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $0.5 million and $1.3 million of net interest expense in the three months ended December 31, 2023, and December 31, 2022, respectively. The decrease in interest expense was the result of the Company’s ability to paydown it’s debt from cash generated by operations. The Company also recorded a nominal amount of other income which is related to net foreign exchange currency transaction net gains through the Company’s Mexican and Canadian subsidiaries.

The $1.5 million of income tax expense in the three months ended December 31, 2023, represents a consolidated effective tax rate of 20.1%. The $1.4 million of income tax expense in the three months ended December 31, 2022, represents a consolidated effective tax rate of 18.1%. Impacting the effective tax rate of both fiscal years was the favorable tax treatment of the Company’s long-term performance based compensation.

The Company reported net income of $5.9 million in the three months ended December 31, 2023, compared to net income of $6.4 million in the three months ended December 31, 2022. Non-GAAP adjusted net income was $6.4 million for the three months ended December 31, 2023, compared to adjusted net income of $7.6 million for the three months ended December 31, 2022 (Refer to the Non-GAAP tables above). The decrease in Non-GAAP adjusted net income is primarily the net result of a decrease in net sales partially offset by an increase in the gross profit as a percentage of sales and a decrease in operating expenses. Diluted earnings per share of $0.20 was reported in the three months ended December 31, 2023, as compared to $0.22 diluted earnings per share in the same period of fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2023, were 30,043,000 shares compared to 29,024,000 shares in the same period last fiscal year.

SIX MONTHS ENDED DECEMBER 31, 2023, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2022

Lighting Segment	Six Months Ended
	December 31
(In thousands)	2023	2022

Net Sales	$132,436	$134,366
Gross Profit	$45,978	$42,737
Operating Income	$17,609	$15,912

Lighting Segment net sales of $132.4 million in the six months ended December 31, 2023, decreased 1% from net sales of $134.4 million in the same period in fiscal 2023. Despite softness in the non-residential construction market, which contributed to the small decline in sales, the Company was able to outperform the broader market and gain market share.

Gross profit of $46.0 million in the six months ended December 31, 2023, increased $3.2 million or 8% from the same period of fiscal 2023. Gross profit as a percentage of net sales was 34.7% in the six months ended December 31, 2023, compared to 31.8% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales on a small decline in net sales was driven by stable pricing, a higher-value sales mix, continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Operating expenses of $28.4 million in the six months ended December 31, 2023, increased $1.5 million from the same period of fiscal 2023, driven by continued investments in the agent network and the sales team.

Lighting Segment operating income of $17.6 million for the six months ended December 31, 2023, increased $1.7 million from operating income of $15.9 million in the same period of fiscal 2023 primarily driven by an improvement in gross profit as a percentage of sales on lower net sales, and by effectively managing operating expenses.

Display Solutions Segment	Six Months Ended
	December 31
(In thousands)	2023	2022

Net Sales	$100,010	$121,507
Gross Profit	$22,148	$26,134
Operating Income	$10,521	$14,258

Display Solutions Segment net sales of $100.0 million in the six months ended December 31, 2023, decreased 21.5 million or 18% from net sales of $121.5 million in the same period in fiscal 2023. Sales in the Display Solutions segment were unfavorably impacted by a temporary pause in projected demand within the grocery market vertical related to the pending merger of two larger grocery chains.

Gross profit of $22.1 million in the six months ended December 31, 2023, decreased $4.0 million or 15% from the same period of fiscal 2023. Gross profit as a percentage of net sales in the six months ended December 31, 2023, was 22.1% compared to 21.5% in the same period of fiscal 2023. The reduction in gross profit as a percentage of sales was primarily driven by the decrease in net sales partially offset by favorable program pricing and prudent cost management.

Operating expenses of $11.6 million in the six months ended December 31, 2023, decreased slightly the same period of fiscal 2022. The decrease in operating expenses was primarily driven by efforts to manage costs in line with the decline in net sales.

Display Solutions Segment operating income of $10.5 million in the six months ended December 31, 2023, decreased $3.7 million or 26% from operating income of $14.3 million in the same period of fiscal 2023. The decrease in operating income was driven by the net effect of a decrease in sales partially offset by an improvement of gross profit as a percentage of sales.

Corporate and Eliminations	Six Months Ended
	December 31
(In thousands)	2023	2022

Gross Profit (Loss)	$(1)	$7
Operating (Loss)	$(9,283)	$(11,111)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $9.3 million in the six months ended December 31, 2023, decreased $1.8 million from the same period of fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $1.0 million and $2.0 million of net interest expense in the six months ended December 31, 2023, and December 31, 2022, respectively. The decrease in interest expense was the result of the Company’s ability to paydown its debt from cash generated by operations. The Company also recorded other expense of $0.1 million and $0.2 million in the six months ended December 31, 2023, and December 31, 2022, respectively, related to net foreign exchange currency transaction losses through the Company’s Mexican and Canadian subsidiaries.

The $3.8 million of income tax expense in the six months ended December 31, 2023, represents a consolidated effective tax rate of 21.5%. Impacting the effective tax rate was the favorable tax treatment of the Company’s long-term performance based compensation. The $4.2 million income tax expense in the six months ended December 31, 2022, represents a consolidated effective tax rate of 24.8%.

The Company reported net income of $13.9 million in the six months ended December 31, 2023, compared to net income of $12.7 million in the six months ended December 31, 2022. Non-GAAP adjusted net income was $15.1 million for the six months ended December 31, 2023, compared to adjusted net income of $14.7 million for the six months ended December 31, 2022 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of a decrease in net sales, an increase in the gross profit as a percentage of sales, lower interest expense, and a favorable effective tax rate in fiscal 2024 compared to fiscal 2023. Diluted earnings per share of $0.47 was reported in the six months ended December 31, 2023, as compared to $0.44 diluted earnings per share in the same period of fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2023, were 29,949,000 shares compared to 28,766,000 shares in the same period last year.

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

At December 31, 2023, the Company had working capital of $75.8 million compared to $73.3 million at June 30, 2023. The ratio of current assets to current liabilities was 2.2 to 1 at December 31, 2023, and 2.0 at June 30, 2023. The marginal increase in working capital from June 30, 2023, to December 31, 2023, is primarily driven by a $5.5 million decrease in net accounts receivable and a $3.6 million decrease in net inventory more than offset by a combined decrease of $11.8 million decrease in accounts payable and accrued expenses.

Net accounts receivable was $72.2 million and $77.7 million at December 31, 2023, and June 30, 2023, respectively. DSO increased marginally to 58 days at December 31, 2023, from 57 days at June 30, 2023.

Net inventories of $60.2 million at December 31, 2023, decreased $3.5 million from $63.7 million at June 30, 2023. The decrease of $3.5 million is the result of a decrease in net inventory of $3.0 million in the Lighting Segment and a $0.5 decrease in net inventory in the Display Solutions Segment.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of December 31, 2023, $70.7 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2024.

The Company generated $19.9 million of cash from operating activities in the six months ended December 31, 2023, compared to a generation of cash of $20.1 million in the six months ended December 31, 2022. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in continued strong cash flow from operations.

The Company used $3.3 million and $1.0 million of cash related to investing activities in the six months ended December 31, 2023, and December 31, 2022, respectively. The Company has increased its investment in equipment and tooling year-over-year to support sales growth.

The Company had a use of cash of $15.7 million and $18.8 million related to financing activities in the six months ended December 31, 2023, and December 31, 2022, respectively. The use of cash in both fiscal years was primarily the result of cash generated from improved earnings and effective working capital management, which in turn was used to pay down the Company’s line of credit. The Company also received $1.2 million and $1.3 million of cash in fiscal 2024 and fiscal 2023, respectively, related to the exercise of stock options. This influx of cash also contributed to the pay down of the Company’s line of credit.

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

Cash Dividends

In January 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 13, 2024, to shareholders of record as of February 5, 2024. The indicated annual cash dividend rate for fiscal 2024 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 6, 2024