Form 10-Q
period 2024-03-31
LSI INDUSTRIES INC
filed 2024-05-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of April 26, 2024, there were 29,129,848 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2024	2023	2024	2023

Net Sales	$108,186	$117,470	$340,632	$373,343

Cost of products and services sold	76,846	85,266	240,789	272,230

Severance and restructuring costs	130	-	508	31

Gross profit	31,210	32,204	99,335	101,082

Severance and restructuring costs	12	-	40	-

Selling and administrative expenses	23,538	24,472	72,788	74,291

Operating income	7,660	7,732	26,507	26,791

Interest expense	134	877	1,153	2,924

Other (income) expense	75	(71)	142	86

Income before income taxes	7,451	6,926	25,212	23,781

Income tax expense	2,076	2,257	5,903	6,434

Net income	$5,375	$4,669	$19,309	$17,347

Earnings per common share (see Note 4)
Basic	$0.18	$0.16	$0.67	$0.62
Diluted	$0.18	$0.16	$0.64	$0.60

Weighted average common shares outstanding
Basic	29,163	28,306	28,981	28,012
Diluted	30,122	29,611	30,005	29,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Net Income	$5,375	$4,669	$19,309	$17,347

Foreign currency translation adjustment	31	117	46	192

Comprehensive Income	$5,406	$4,786	$19,355	$17,539

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2024	2023

ASSETS

Current assets

Cash and cash equivalents	$7,175	$1,828

Accounts receivable, less allowance for credit losses of $493 and $435, respectively	68,730	77,681

Inventories	60,331	63,718

Refundable income taxes	2,654	3,120

Other current assets	4,595	3,529

Total current assets	143,485	149,876

Property, Plant and Equipment, at cost
Land	4,010	4,010
Buildings	24,600	24,561
Machinery and equipment	67,713	67,457
Buildings under finance leases	2,033	2,033
Construction in progress	1,792	1,231
	100,148	99,292
Less accumulated depreciation	(74,043)	(73,861)
Net property, plant and equipment	26,105	25,431

Goodwill	45,030	45,030

Other intangible assets, net	59,633	63,203

Operating lease right-of-use assets	9,063	8,921

Other long-term assets, net	4,653	3,688

Total assets	$287,969	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2024	2023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	26,114	29,206
Accrued expenses	36,576	43,785

Total current liabilities	66,261	76,562

Long-term debt	12,782	31,629

Finance lease liabilities	719	960

Operating lease liabilities	6,222	5,954

Other long-term liabilities	3,548	3,466

Commitments and contingencies (Note 12)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,112,651 and 28,488,570 shares, respectively	154,475	148,691
Treasury shares, without par value	(8,520)	(7,166)
Deferred compensation plan	8,520	7,166
Retained earnings	43,577	28,548
Accumulated other comprehensive income	385	339

Total shareholders' equity	198,437	177,578

Total liabilities & shareholders' equity	$287,969	$296,149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$45	$8,224	$147,769

Net Income	-	-	-	-	-	-	6,261	6,261
Other comprehensive gain	-	-	-	-	-	7	-	7
Board stock compensation	12	75	-	-	-	-	-	75
Restricted stock units issued, net of shares withheld for tax withholdings	201	(66)	-	-	-	-	-	(66)
Shares issued for deferred compensation	80	539	-	-	-	-	-	539
Activity of treasury shares, net	-	-	(77)	(512)	-	-	-	(512)
Deferred stock compensation	-	-	-	-	512	-	-	512
Stock-based compensation expense	-	551	-	-	-	-	-	551
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.05 per share	-	-	-	-	-	-	(1,408)	(1,408)

Balance at September 30, 2022	27,777	$140,599	(899)	$(6,439)	$6,439	$52	$13,077	$153,728

Net Income	-	-	-	-	-	-	6,417	6,417
Other comprehensive gain	-	-	-	-	-	68	-	68
Board stock compensation	23	98	-	-	-	-	-	98
Restricted stock units issued, net of shares withheld for tax withholdings	71	(399)	-	-	-	-	-	(399)
Shares issued for deferred compensation	57	548	-	-	-	-	-	548
Activity of treasury shares, net	-	-	(58)	(549)	-	-	-	(549)
Deferred stock compensation	-	-	-	-	549	-	-	549
Stock-based compensation expense	-	864	-	-	-	-	-	864
Stock options exercised, net	192	1,278	-	-	-	-	-	1,278
Dividends — $0.05 per share	-	-	-	-	-	-	(1,286)	(1,286)

Balance at December 31, 2022	28,120	$142,988	(957)	$(6,988)	$6,988	120	$18,208	$161,316

Net Income	-	-	-	-	-	-	4,669	4,669
Other comprehensive gain	-	-	-	-	-	117	-	117
Board stock compensation awards	2	97	-	-	-	-	-	97
ESPP stock Awards	10	97	-	-	-	-	-	97
Restricted stock units issued, net of shares withheld for tax withholdings	29	(379)	-	-	-	-	-	(379)
Shares issued for deferred compensation	31	443	-	-	-	-	-	443
Activity of treasury shares, net	-	-	66	252	-	-	-	252
Deferred stock compensation	-	-	-	-	(252)	-	-	(252)
Stock-based compensation expense	-	893	-	-	-	-	-	893
Stock options exercised, net	157	1,861	-	-	-	-	-	1,861
Dividends — $0.05 per share	-	-	-	-	-	-	(1,371)	(1,371)

Balance at March 31, 2023	28,349	$146,000	(891)	$(6,736)	$6,736	237	$21,506	$167,743

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

Net Income	-	-	-	-	-	-	8,028	8,028
Other comprehensive loss	-	-	-	-	-	(56)	-	(56)
Board stock compensation	9	113	-	-	-	-	-	113
ESPP stock awards	3	57	-	-	-	-	-	57
Restricted stock units issued, net of shares withheld for tax withholdings	276	-	-	-	-	-	-	-
Shares issued for deferred compensation	32	437	-	-	-	-	-	437
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense	-	1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.05 per share	-	-	-	-	-	-	(1,380)	(1,380)

Balance at September 30, 2023	28,878	$151,067	(952)	$(7,583)	$7,583	$283	$35,196	$186,546

Net Income	-	-	-	-	-	-	5,906	5,906
Other comprehensive gain	-	-	-	-	-	71	-	71
Board stock compensation	7	112	-	-	-	-	-	112
ESPP stock awards	4	41	-	-	-	-	-	41
Restricted stock units issued, net of shares withheld for tax withholdings	28	(244)	-	-	-	-	-	(244)
Shares issued for deferred compensation	36	506	-	-	-	-	-	506
Activity of treasury shares, net	-	-	(36)	(505)	-	-	-	(505)
Deferred stock compensation	-	-	-	-	505	-	-	505
Stock-based compensation expense	-	814	-	-	-	-	-	814
Stock options exercised, net	107	628	-	-	-	-	-	628
Dividends — $0.05 per share	-	-	-	-	-	-	(1,446)	(1,446)

Balance at December 31, 2023	29,060	$152,924	(988)	$(8,088)	$8,088	$354	$39,656	$192,934

Net Income	-	-	-	-	-	-	5,375	5,375
Other comprehensive gain	-	-	-	-	-	31	-	31
Board stock compensation	8	113	-	-	-	-	-	113
ESPP stock awards	4	47	-	-	-	-	-	47
Restricted stock units issued, net of shares withheld for tax withholdings	-	(60)	-	-	-	-	-	(60)
Shares issued for deferred compensation	29	431	-	-	-	-	-	431
Activity of treasury shares, net	-	-	(31)	(432)	-	-	-	(432)
Deferred stock compensation	-	-	-	-	432	-	-	432
Stock-based compensation expense	-	927	-	-	-	-	-	927
Stock options exercised, net	12	93	-	-	-	-	-	93
Dividends — $0.05 per share	-	-	-	-	-	-	(1,454)	(1,454)

Balance at March 31, 2024	29,113	$154,475	(1,019)	$(8,520)	$8,520	$385	$43,577	$198,437

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2024	2023

Cash Flows from Operating Activities
Net income	$19,309	$17,347
Non-cash items included in net income
Depreciation and amortization	7,143	7,295
Deferred income taxes	(1,143)	59
Deferred compensation plan	1,374	1,530
ESPP discount	145	97
Stock compensation expense	2,961	2,308
Issuance of common shares as compensation	338	270
Loss on disposition of fixed assets	173	37
Allowance for credit losses	57	(80)
Inventory obsolescence reserve	(1,259)	740

Changes in certain assets and liabilities
Accounts receivable	8,894	8,542
Inventories	4,646	6,020
Refundable income taxes	466	(1,865)
Accounts payable	(3,092)	(10,034)
Accrued expenses and other	(6,865)	2,830
Customer prepayments	(850)	(2,548)
Net cash flows provided by operating activities	32,297	32,548

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	32	1
Purchases of property, plant and equipment	(4,626)	(1,754)
Net cash flows used in investing activities	(4,594)	(1,753)

Cash Flows from Financing Activities
Payments of long-term debt	(102,366)	(150,547)
Borrowings of long-term debt	83,520	120,524
Cash dividends paid	(4,280)	(4,065)
Shares withheld for employees' taxes	(304)	(844)
Payments on financing lease obligations	(241)	(192)
Proceeds from stock option exercises	1,270	3,139
Net cash flows used in financing activities	(22,401)	(31,985)

Change related to foreign currency	45	78

Increase (decrease) in cash and cash equivalents	5,347	(1,112)

Cash and cash equivalents at beginning of period	1,828	2,462

Cash and cash equivalents at end of period	$7,175	$1,350

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three and nine-month periods ended March 31, 2024, and 2023, and its cash flows for the nine-month periods ended March 31, 2024, and 2023. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2023 Annual Report on Form 10-K. Financial information as of June 30, 2023, has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	March 31, 2024		March 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$53,619	$30,304	$57,249	$42,378
Products and services transferred over time	11,263	13,000	9,458	8,385
	$64,882	$43,304	$66,707	$50,763

	Nine Months Ended
	March 31, 2024		March 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$165,890	$99,560	$173,917	$136,894
Products and services transferred over time	31,428	43,754	27,157	35,375
	$197,318	$143,314	$201,074	$172,269

	Three Months Ended
	March 31, 2024		March 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$53,917	$8,321	$55,894	$4,907
Poles, other display solution elements	10,181	26,628	9,920	37,019
Project management, installation services, shipping and handling	784	8,355	893	8,837
	$64,882	$43,304	$66,707	$50,763

	Nine Months Ended
	March 31, 2024		March 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$162,524	$26,045	$165,839	$17,883
Poles, other display solution elements	32,532	86,326	32,681	120,173
Project management, installation services, shipping and handling	2,262	30,943	2,554	34,213
	$197,318	$143,314	$201,074	$172,269

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and nine months ended March 31, 2024, or 2023. There was no concentration of accounts receivable at March 31, 2024, or 2023.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2024, and March 31, 2023:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2024	2023	2024	2023
Net Sales:
Lighting Segment	$64,882	$66,707	$197,318	$201,074
Display Solutions Segment	43,304	50,763	143,314	172,269
	$108,186	$117,470	$340,632	$373,343

Operating Income (Loss):
Lighting Segment	$7,268	$6,529	$24,877	$22,441
Display Solutions Segment	4,064	5,501	14,585	19,759
Corporate and Eliminations	(3,672)	(4,298)	(12,955)	(15,409)
	$7,660	$7,732	$26,507	$26,791

Capital Expenditures:
Lighting Segment	$999	$401	$3,012	$725
Display Solutions Segment	167	338	1,215	1,038
Corporate and Eliminations	111	19	399	(9)
	$1,277	$758	$4,626	$1,754

Depreciation and Amortization:
Lighting Segment	$2,635	$1,344	$3,944	$4,113
Display Solutions Segment	1,970	1,044	2,946	2,993
Corporate and Eliminations	75	67	253	189
	$4,680	$2,455	$7,143	$7,295

	March 31, 2024	June 30, 2023
Total Assets:
Lighting Segment	$135,569	$142,941
Display Solutions Segment	138,449	145,307
Corporate and Eliminations	13,951	7,901
	$287,969	$296,149

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2024	2023	2024	2023
Lighting Segment inter-segment net sales	$6,318	$5,101	$18,468	$16,312

Display Solutions Segment inter-segment net sales	$96	$175	$536	$139

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

NOTE 4 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2024	2023	2024	2023

BASIC EARNINGS PER SHARE

Net income	$5,375	$4,669	$19,309	$17,347

Weighted average shares outstanding during the period, net of treasury shares	28,084	27,376	27,933	27,050
Weighted average vested restricted stock units outstanding	75	52	78	70
Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,004	878	970	892
Weighted average shares outstanding	29,163	28,306	28,981	28,012

Basic earnings per common share	$0.18	$0.16	$0.67	$0.62

DILUTED EARNINGS PER SHARE

Net income	$5,375	$4,669	$19,309	$17,347

Weighted average shares outstanding:

Basic	29,163	28,306	28,981	28,012

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	959	1,305	1,024	1,043
Weighted average shares outstanding	30,122	29,611	30,005	29,055

Diluted earnings per common share	$0.18	$0.16	$0.64	$0.60

Anti-dilutive securities (b)	3	-	10	181

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended March 31, 2024, and March 31, 2023, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 – INVENTORIES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2024	2023

Inventories:
Raw materials	$44,051	$47,689
Work-in-progress	3,790	3,373
Finished goods	12,490	12,656
Total Inventories	$60,331	$63,718

NOTE 6 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2024	2023

Accrued Expenses:
Customer prepayments	$4,575	$5,425
Compensation and benefits	10,016	13,116
Accrued warranty	6,009	6,501
Operating lease liabilities	3,557	3,566
Accrued sales commissions	4,185	5,082
Accrued Freight	2,898	3,821
Accrued FICA	543	546
Finance lease liabilities	317	284
Other accrued expenses	4,476	5,444
Total Accrued Expenses	$36,576	$43,785

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of March 31, 2024
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2024	$9,208	$35,822	$45,030

Balance as of June 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2023	$9,208	$35,822	$45,030

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	March 31, 2024
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$20,379	$41,704
Patents	268	268	-
LED technology firmware, software	20,966	16,670	4,296
Trade name	2,658	1,238	1,420
Non-compete	260	149	111
Total Amortized Intangible Assets	86,235	38,704	47,531

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$38,704	$59,633

Other Intangible Assets	June 30, 2023
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$62,083	$17,817	$44,266
Patents	268	268	-
LED technology firmware, software	20,966	15,783	5,183
Trade name	2,658	1,156	1,502
Non-compete	260	110	150
Total Amortized Intangible Assets	86,235	35,134	51,101

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$35,134	$63,203

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Amortization Expense of Other Intangible Assets	$1,190	$1,190	$3,570	$3,570

The Company expects to record annual amortization expense as follows:

(In thousands)

2024	$4,760
2025	$4,760
2026	$4,760
2027	$4,754
2028	$4,708
After 2028	$27,359

NOTE 8 - DEBT

The Company’s long-term debt as of March 31, 2024, and June 30, 2023, consisted of the following:

	March 31,	June 30,
(In thousands)	2024	2023

Secured line of credit	$-	$18,729
Term loan, net of debt issuance costs of $20 and $30, respectively	16,353	16,471
Total debt	$16,353	$35,200
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$12,782	$31,629

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of March 31, 2024, the Company has no borrowings against its revolving line of credit. If the Company had borrowed on its revolving line of credit, the borrowing rate as of March 31, 2024, would have been 6.6%. The increment over the SOFR borrowing rate will be 100 basis points for the fourth quarter of fiscal 2024. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of March 31, 2024, the entire $75 million revolving line of credit was available for borrowing.

The Company is in compliance with all of its loan covenants as of March 31, 2024.

NOTE 9 - CASH DIVIDENDS

The Company paid cash dividends of $4.3 million and $4.1 million for the nine months ended March 31, 2024, and March 31, 2023, respectively. In April 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 14, 2024, to shareholders of record as of May 6, 2024. The indicated annual cash dividend rate is $0.20 per share.

NOTE 10 – EQUITY COMPENSATION

The 2019 Omnibus Award Plan (“2019 Omnibus Plan”) authorizes for issuance up to 2,350,000 shares. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company’s shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company’s Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other awards. While RSU grants are time-based, PSU grants offer participants the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. As of March 31, 2024, 1,944,773 shares remain available for issuance under the 2019 Omnibus Plan.

In the first nine months of fiscal 2024, the Company granted 175,251 PSUs and 116,834 RSUs, both with a weighted average market value of $12.76. Stock compensation expense was $0.9 million and $0.9 million for the three months ended March 31, 2024, and 2023, respectively, and $2.9 million and $2.3 million in the nine months ended March 31, 2024, and 2023, respectively.

In the third quarter of fiscal 2024, the Company granted 30,000 inducement stock options, with a weighted average fair market value of $14.41. Stock compensation expense was $0.1 million for the three and nine months ended March 31, 2024, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During the first nine months of fiscal year 2024, employees purchased 11,000 shares. At March 31, 2024, 245,000 shares remained available for purchase under the ESPP.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2024	2023
Cash Payments:
Interest	$1,122	$2,325
Income taxes	$6,317	$7,808

Non-cash investing and financing activities
Issuance of common shares as compensation	$338	$270
Issuance of common shares to fund deferred compensation plan	$1,374	$1,530
Issuance of common shares to fund ESPP plan	$145	$97

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2024, there were no such standby letters of credit issued.

NOTE 13 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. The Company also has one sublease. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. For the three and nine months ended March 31, 2024, and 2023, the rent expense for these leases is immaterial.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Operating lease cost	$993	$884	$2,893	$2,661
Financing lease cost:
Amortization of right of use assets	73	74	219	221
Interest on lease liabilities	13	16	41	51
Variable lease cost	22	22	65	65
Sublease income	(116)	(116)	(348)	(348)
Total lease cost	$985	$880	$2,870	$2,650

Supplemental Cash Flow Information:	Nine Months Ended
	March 31
(In thousands)	2024	2023

Cash flows from operating leases
Fixed payments - operating cash flows	$2,806	$2,754
Liability reduction - operating cash flows	$2,421	$2,451

Cash flows from finance leases
Interest - operating cash flows	$41	$51
Repayments of principal portion - financing cash flows	$241	$192

Operating Leases:	March 31,	June 30,
	2024	2023

Total operating right-of-use assets	$9,063	$8,921

Accrued expenses (Current liabilities)	$3,557	$3,566
Long-term operating lease liability	6,222	5,954
Total operating lease liabilities	$9,779	$9,520

Weighted Average remaining Lease Term (in years)	3.77	3.31

Weighted Average Discount Rate	5.35%	5.44%

Finance Leases:	March 31,	June 30,
	2024	2023

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	41	34
Accumulated depreciation	(1,159)	(929)
Total finance lease assets, net	$915	$1,138

Accrued expenses (Current liabilities)	$317	$284
Long-term finance lease liability	719	960
Total finance lease liabilities	$1,036	$1,244

Weighted Average remaining Lease Term (in years)	3.08	3.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2024	$3,577	$317	$(94)	$3,800
2025	2,675	362	(31)	3,006
2026	1,824	362	-	2,186
2027	1,360	114	-	1,474
2028	496	-	-	496
Thereafter	1,049	-	-	1,049
Total lease payments	$10,981	$1,155	$(125)	$12,011
Less: Interest	(1,202)	(119)		(1,321)
Present Value of Lease Liabilities	$9,779	$1,036		$10,690

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2024	2023	2024	2023
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	25.3%	30.5%	26.0%	25.9%
Uncertain tax positions	2.6	1.2	0.3	0.3
Other	-	0.7	-	0.2
Share-based compensation	-	0.2	(2.9)	0.6
Effective tax rate	27.9%	32.6%	23.4%	27.0%

NOTE 15 – SUBSEQUENT EVENTS

On April 18, 2024, the Company announced the acquisition of privately held EMI Industries (“EMI”) for an all-cash purchase price of $50 million. LSI funded the acquisition with cash and availability under its existing credit facility. Florida-based EMI is a metal and millwork manufacturer of standard and customized fixtures, displays, and food equipment for the convenience store, grocery, and restaurant industries. EMI designs and manufactures products from five production facilities located across the United States. EMI reported total revenue of $87.0 million in calendar 2023. Upon closing, the transaction will be immediately accretive to LSI on an adjusted earnings per share basis. EMI will become part of LSI’s display solutions segment on a reporting basis moving forward.

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Lighting Segment	$64,882	$66,707	$197,318	$201,074
Display Solutions Segment	43,304	50,763	143,314	172,269
	$108,186	$117,470	$340,632	$373,343

Operating Income by Business Segment	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Lighting Segment	$7,268	$6,529	$24,877	$22,441
Display Solutions Segment	4,064	5,501	14,585	19,759
Corporate and Eliminations	(3,672)	(4,298)	(12,955)	(15,409)
	$7,660	$7,732	$26,507	$26,791

Net sales of $108.2 million for the three months ended March 31, 2024, decreased $9.3 million or 8% as compared to net sales of $117.5 million for the three months ended March 31, 2023. The decrease in net sales was attributed to a $1.8 million decrease in net sales of the Lighting Segment, while the remainder of the decrease in net sales was attributable to the Display Solutions Segment. In our Display Solutions segment, recent program awards generated strong growth in the refueling/c-store and QSR verticals, partially offsetting delayed activity in the grocery vertical. Our diverse end-market exposure and solid execution was key during the third quarter, as certain verticals demonstrated robust or stable demand strength, while the grocery vertical remains unfavorably impacted by the proposed merger of two industry participants, and longer than expected regulatory review.

Net sales of $340.6 million for the nine months ended March 31, 2024, decreased $32.7 million or 9% as compared to net sales of $373.3 million for the nine months ended March 31, 2023. Net sales in the Lighting Segment decreased ($3.8 million or 2%) from the prior year. Net sales in the Display Solutions Segment decreased ($29.0 million or 17%) from the prior year. The challenges previously addressed above in the grocery market have been the primary cause of the decline in total sales year-over-year.

Operating income of $7.7 million for the three months ended March 31, 2024, remained stable from the same period in fiscal 2023. Adjusted operating income, a Non-GAAP measure, was $8.8 million in the three months ended March 31, 2024, and was also unchanged from the period in fiscal 2023. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. Despite an 8% decrease in sales, operating income remained consistent from prior year which reflects the Company’s focus in higher-value, solutions-based sales mix, continued sales discipline, and moderating input costs.

Operating income of $26.5 million for the nine months ended March 31, 2024, declined slightly from $26.8 million operating income for the nine months ended March 31, 2023. Adjusted operating income, a Non-GAAP financial measure, was $30.2 million in the nine months ended March 31, 2024, and remained equal to the same period in fiscal 2023. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. Similar to the third quarter results, the Company was able to maintain the same level of operating income despite a 9% decline in sales.

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

Reconciliation of operating income to adjusted operating income:	Three Months Ended
	March 31
(In thousands)	2024	2023

Operating Income as reported	$7,660	$7,732

Long-Term Performance Based Compensation	1,021	968

Consulting expense: Commercial Growth Initiatives	-	75

Severance costs and Restructruing costs	141	-

Adjusted Operating Income	$8,822	$8,775

Reconciliation of net income to adjusted net income	Three Months Ended
	March 31
(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS

Net Income as reported	$5,375		$0.18	$4,669		$0.16

Long-Term Performance Based Compensation	767	(1)	0.03	769	(3)	0.03

Consulting expense: Commercial Growth Initiatives	-		-	59	(4)	-

Severance costs and Restructruing costs	101	(2)	-	-		-

Net Income adjusted	$6,243		$0.21	$5,497		$0.19

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $254

(2) $40

(3) $199

(4) $16

Reconciliation of operating income to adjusted operating income:	Nine Months Ended
	March 31
(In thousands)	2024	2023

Operating Income as reported	$26,507	$26,791

Long-Term Performance Based Compensation	3,195	2,521

Consulting expense: Commercial Growth Initiatives	19	864

Severance costs and Restructruing costs	529	46

Adjusted Operating Income	$30,250	$30,222

Reconciliation of net income to adjusted net income	Nine Months Ended
	March 31
(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS

Net Income as reported	$19,309		$0.64	$17,347		$0.60

Long-Term Performance Based Compensation	2,366	(1)	0.08	2,107	(4)	0.08

Consulting expense: Commercial Growth Initiatives	13	(2)	-	708	(5)	0.02

Severance costs and Restructruing costs	390	(3)	0.01	38	(6)	-

Tax rate difference between reported and adjusted net income	(732)		(0.02)	-		-

Net Income adjusted	$21,346		$0.71	$20,200		$0.70

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $829

(2) $6

(3) $139

(4) $414

(5) $156

(6) $8

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023
Net Income - Reported	$5,375	$4,669	$19,309	$17,347

Income Tax	2,076	2,257	5,903	6,434
Interest Expense, Net	134	877	1,153	2,924
Other (Income) Expense	75	(71)	142	86
Operating Income as reported	$7,660	$7,732	$26,507	$26,791

Depreciation and Amortization	2,415	2,455	7,143	7,295

EBITDA	$10,075	$10,187	$33,650	$34,086

Long-Term Performance Based Compensation	1,021	968	3,195	2,521
Consulting expense: Commercial Growth Initiatives	-	75	19	864
Severance costs and Restructruing costs	141	-	529	46

Adjusted EBITDA	$11,237	$11,230	$37,393	$37,517

Reconciliation of cash flow from operations to free cash flow	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023

Cash Flow from Operations	$12,429	$12,486	$32,297	$32,548

Capital expenditures	(1,277)	(759)	(4,626)	(1,754)

Free Cash Flow	$11,152	$11,727	$27,671	$30,794

Net Debt to Adjusted EBITDA	March 31
(In thousands)	2024	2023

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	12,782	46,002
Total Debt	16,353	49,573
Less: Cash and cash equivalents	(7,175)	(1,350)

Net Debt	$9,178	$48,223

Adjusted EBITDA - Trailing 12 Months	$51,496	$48,117

Net Debt to Adjusted EBITDA	0.2	1.0

Results of Operations

THREE MONTHS ENDED MARCH 31, 2024, COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

Lighting Segment	Three Months Ended
	March 31
(In thousands)	2024	2023

Net Sales	$64,882	$66,707
Gross Profit	$21,564	$20,278
Operating Income	$7,268	$6,529

Lighting Segment net sales of $64.9 million in the three months ended March 31, 2024, decreased 3% from net sales of $66.7 million in the same period in fiscal 2023. Demand levels for the non-residential construction market have decreased slightly, and while our quotation pipeline remains highly active, the order conversion period continues to lengthen, specifically for larger projects.

Gross profit of $21.6 million in the three months ended March 31, 2024, increased $1.3 million or 6% from the same period of fiscal 2023. Gross profit as a percentage of net sales was 33.2% in the three months ended March 31, 2024, compared to 30.4% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales on a 3% decrease in net sales was driven by stable pricing, a higher-value sales mix, continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Operating expenses of $14.3 million in the three months ended March 31, 2024, increased $0.6 million or 4% from the same period of fiscal 2023, primarily driven by driven by continued investments in the agent network and commercial sales initiatives.

Lighting Segment operating income of $7.3 million for the three months ended March 31, 2024, increased $0.8 million or 11% from operating income of $6.5 million in the same period of fiscal 2023 primarily driven by an improvement in gross profit as a percentage of sales on lower net sales, and continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Display Solutions Segment	Three Months Ended
	March 31
(In thousands)	2024	2023

Net Sales	$43,304	$50,763
Gross Profit	$9,645	$11,927
Operating Income	$4,064	$5,501

Display Solutions Segment net sales of $43.3 million in the three months ended March 31, 2024, decreased $7.5 million or 15% from net sales of $50.8 million in the same period in fiscal 2023. Despite growth in the refueling/c-store and QSR verticals, sales in the Display Solutions segment continue to be unfavorably impacted by a temporary pause in projected demand within the grocery market vertical related to the pending merger of two larger grocery chains.

Gross profit of $9.6 million in the three months ended March 31, 2024, decreased $2.3 million or 19% from the same period of fiscal 2023. Gross profit as a percentage of net sales in the three months ended March 31, 2024, was 22.3% compared to 23.5% in the same period of fiscal 2023. The reduction in gross profit as a percentage of sales was primarily driven by the decrease in net sales partially offset by favorable program pricing and prudent cost management.

Operating expenses of $5.6 million in the three months ended March 31, 2024, decreased $0.8 million from $6.4 million in the same period of fiscal 2023. The decrease in operating expenses was primarily driven by efforts to manage costs in line with the decline in net sales.

Display Solutions Segment operating income of $4.1 million in the three months ended March 31, 2024, decreased $1.4 million from operating income of $5.5 million in the same period of fiscal 2023. The decrease in operating income was primarily driven by the decrease in net sales.

Corporate and Eliminations	Three Months Ended
	March 31
(In thousands)	2024	2023

Gross Profit (Loss)	$1	$(1)
Operating (Loss)	$(3,672)	$(4,298)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $3.7 million in the three months ended March 31, 2024, decreased $0.6 million or 15% for operating expenses of $4.3 million in the same period of fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $0.1 million and $0.9 million of net interest expense in the three months ended March 31, 2024, and March 31, 2023, respectively. The decrease in interest expense was the result of the Company’s ability to paydown its debt from cash generated by operations. The Company also recorded a nominal amount of other income which is related to net foreign exchange currency transaction net gains and (losses) through the Company’s Mexican and Canadian subsidiaries.

The $2.1 million of income tax expense in the three months ended March 31, 2024, represents a consolidated effective tax rate of 27.9%. The income tax rate for the $2.3 million of income tax expense in the three months ended March 31, 2023, represents a consolidated effective tax rate of 32.6%. The decrease in the effective tax rate is primarily driven by a decrease in pre-tax profits in the higher taxing jurisdictions outside of the United States where the Company conducts business.

The Company reported net income of $5.4 million in the three months ended March 31, 2024, compared to net income of $4.6 million in the three months ended March 31, 2023. Non-GAAP adjusted net income was $6.2 million for the three months ended March 31, 2024, compared to adjusted net income of $5.5 million for the three months ended March 31, 2023 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net results result of a decrease in net sales more than offset by an increase in the gross profit as a percentage of sales, a decrease in operating expenses primarily driven by efforts to manage costs in line with the decline in net sales, and a decrease in interest expense resulting from a reduction in debt. Diluted earnings per share of $0.18 was reported in the three months ended March 31, 2024, as compared to $0.16 diluted earnings per share in the same period of fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2024, were 30,122,000 shares compared to 29,611,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2024, COMPARED TO NINE MONTHS ENDED MARCH 31, 2023

Lighting Segment	Nine Months Ended
	March 31
(In thousands)	2024	2023

Net Sales	$197,318	$201,074
Gross Profit	$67,542	$63,015
Operating Income	$24,877	$22,441

Lighting Segment net sales of $197.3 million in the nine months ended March 31, 2024, decreased 2% from net sales of $201.1 million in the same period in fiscal 2023. Despite continued softness in the non-residential construction market, which contributed to the small decline in sales, the Company continues to outperform the broader market and gain market share.

Gross profit of $67.5 million in the nine months ended March 31, 2024, increased $4.5 million or 7% from the same period of fiscal 2023. Gross profit as a percentage of net sales was 34.2% in the nine months ended March 31, 2024, compared to 31.3% in the same period of fiscal 2023. The improvement in gross profit as a percentage of sales on a 2% decrease in net sales was driven by stable pricing, a higher-value sales mix, continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Operating expenses of $42.7 million in the nine months ended March 31, 2024, increased $2.1 million from the same period of fiscal 2023, primarily driven by driven by continued investments in the agent network and the sales team.

Lighting Segment operating income of $24.9 million for the nine months ended March 31, 2024, increased $2.5 million or 11% from operating income of $22.4 million in the same period of fiscal 2023 primarily driven by an improvement in gross profit as a percentage of sales on lower net sales, and continued sales price disciplines, favorable material input costs, and improved manufacturing productivity.

Display Solutions Segment	Nine Months Ended
	March 31
(In thousands)	2024	2023

Net Sales	$143,314	$172,269
Gross Profit	$31,793	$38,061
Operating Income	$14,585	$19,759

Display Solutions Segment net sales of $143.3 million in the nine months ended March 31, 2024, decreased $29.0 million or 17% from net sales of $172.3 million in the same period in fiscal 2023. Despite recent growth in the refueling/c-store and QSR verticals, sales in the Display Solutions segment continue to be unfavorably impacted by a temporary pause in projected demand within the grocery market vertical related to the pending merger of two larger grocery chains.

Gross profit of $31.8 million in the nine months ended March 31, 2024, decreased $6.3 million or 17% from the same period of fiscal 2023. Gross profit as a percentage of net sales in the nine months ended March 31, 2024, was 22.2% compared to 22.1% in the same period of fiscal 2023. The small improvement in gross profit as a percentage of sales was driven improved program pricing, and favorable sales mix on lower sales.

Operating expenses of $17.2 million in the nine months ended March 31, 2024, decreased $1.1 million or 6% from $18.3 million in the same period of fiscal 2023. The decrease in operating expenses was primarily driven by efforts to manage costs in line with the decline in net sales.

Display Solutions Segment operating income of $14.6 million in the nine months ended March 31, 2024, decreased $5.2 million or 26% from operating income of $19.8 million in the same period of fiscal 2023. The decrease in operating income was primarily driven by the decrease in net sales.

Corporate and Eliminations	Nine Months Ended
	March 31
(In thousands)	2024	2023

Gross Profit	$-	$6
Operating (Loss)	$(12,955)	$(15,409)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $13.0 million in the nine months ended March 31, 2024, decreased $2.6 million from the same period of fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $1.2 million and $2.9 million of net interest expense in the nine months ended March 31, 2024, and March 31, 2023, respectively. The decrease in interest expense was the result of the Company’s ability to paydown its debt from cash generated by operations. The Company also recorded a nominal amount of other income which is related to net foreign exchange currency transaction net gains through the Company’s Mexican and Canadian subsidiaries.

The $5.9 million of income tax expense in the nine months ended March 31, 2024, represents a consolidated effective tax rate of 23.4%. The $6.4 million income tax expense in the nine months ended March 31, 2023, represents a consolidated effective tax rate of 27.0%. The decrease in the effective tax rate is primarily driven by the favorable tax treatment of the Company’s long-term performance based compensation in fiscal 2024 with no comparable favorable tax treatment in fiscal 2023.

The Company reported net income of $19.3 million in the nine months ended March 31, 2024, compared to net income of $17.3 million in the nine months ended March 31, 2023. Non-GAAP adjusted net income was $21.3 million for the nine months ended March 31, 2024, compared to adjusted net income of $20.2 million for the nine months ended March 31, 2023 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net results result of a decrease in net sales more than offset by an increase in the gross profit as a percentage of sales, a decrease in operating expenses primarily driven by efforts to manage costs in line with the decline in net sales, and a decrease in interest expense resulting from a reduction in debt. Diluted earnings per share of $0.64 was reported in the nine months ended March 31, 2024, as compared to $0.60 diluted earnings per share in the same period of fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2024, were 30,005,000 shares compared to 29,055,000 shares in the same period last year.

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

At March 31, 2024, the Company had working capital of $77.2 million compared to $73.3 million at June 30, 2023. Non-cash working capital for the period ending March 31, 2024, was $70.0 million which represents a drop of $1.4 million from $71.4 million non-cash working capital as of June 30, 2023. The ratio of current assets to current liabilities was 2.2 to 1.0 at March 31, 2024, and 2.0 at June 30, 2023. The decrease in non-cash working capital from June 30, 2023, to March 31, 2024, is primarily driven by a $9.0 million decrease in net accounts receivable and a $3.4 million decrease in net inventory partially offset by $10.0 million decrease in accounts payable and accrued expenses.

Net accounts receivable was $68.7 million and $77.8 million at March 31, 2024, and June 30, 2023, respectively. DSO was 58 days at March 31, 2023, slightly higher than 57 days at June 30, 2023.

Net inventories of $60.3 million at March 31, 2024, decreased $3.4 million from $63.7 million at June 30, 2023. The decrease of $3.4 million is the net result of a decrease in net inventory of $4.2 million in the Lighting Segment partially offset by a $0.8 million increase in net inventory in the Display Solutions Segment.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2021, the Company amended its existing $100 million credit facility, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of March 31, 2024, the entire $75 million of the revolving credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2024.

The Company generated $32.3 million of cash from operating activities in the nine months ended March 31, 2024, compared to a similar generation of cash of $32.5 million in the nine months ended March 31, 2023. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company used $4.6 million and $1.8 million of cash related to investing activities to support the Company’s various capital initiatives, in the nine months ended March 31, 2024, and March 31, 2023, respectively. The Company has increased its investment in equipment and tooling year-over-year to support sales growth and new products.

The Company used cash of $22.4 million and $32.0 million related to financing activities in the nine months ended March 31, 2024, and March 31, 2023, respectively. The use of cash in both fiscal years was primarily the result of cash generated from improved earnings and effective working capital management, which in turn was used to pay down the Company’s line of credit. The Company also received $1.3 million and $3.1 million of cash in fiscal 2024 and fiscal 2023, respectively, related to the exercise of stock options. This influx of cash also contributed to the pay down of the Company’s line of credit. On or about April 18, 2024, the Company borrowed $44.0 million, net of available cash, under the credit facility for the purposes of financing the acquisition of EMI.

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

Cash Dividends

In April 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 14, 2024, to shareholders of record as of May 6, 2024. The indicated annual cash dividend rate for fiscal 2024 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS -

Exhibits:

10.1*	Nonqualified Deferred Compensation Plan Amended and Restated as of January 24, 2024

19.1	Insider Trading Policy Amended and Restated as of January 24, 2024

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
May 6, 2024