Form 10-K
period 2024-06-30
LSI INDUSTRIES INC
filed 2024-09-11
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

As of December 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $409,105,044 based upon a closing sale price of $14.08 per share as reported on The NASDAQ Global Select Market.

At August 30, 2024, there were 29,744,319 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders to be held on November 5, 2024, are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2024 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). These forward-looking statements generally are identified by the words “encourage,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of American-made fixtures and services for both indoor and outdoor applications satisfying the specific performance requirements of our customers. Retail display solutions consist of multiple custom products and services which enhance our customer’s brand image and improve the customer shopping experience. We offer customers in target vertical markets a package solution set of both lighting and display solutions, providing value for the customer by working with one partner to manage their regional and national location programs, versus multiple suppliers.

Our business is organized as follows: the Lighting Segment, which represented 56% of our fiscal 2024 net sales and the Display Solutions Segment, which represented 44% of our fiscal 2024 net sales. See Note 3 of Notes to Consolidated Financial Statements beginning on page 48 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2024	2023
Lighting Segment	$262,413	$272,451
Display Solutions Segment	207,225	224,528
Total Net Sales	$469,638	$496,979

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

Our lighting fixtures, poles and accessories are produced in a variety of designs, aesthetics, and finishes.  Application of our lighting fixtures vary to include surface, pole, and pendant mounted applications.   Functional light distributions from our products varies depending upon application, providing application specific photometric outputs including, but not limited to, interior and exterior downlighting, wall-wash lighting, canopy lighting, floodlighting, emergency exit lighting, industrial lighting, area and parking structure lighting and security lighting.  To further energy efficiency gains from our luminaires, we offer a suite of lighting control options, including sensors, photocontrols, dimming, motion detection and circuit controllers in both analog and wireless technologies to further support the application of our luminaires and provide means to additional energy savings   We design and certify to all applicable safety, photometric and performance standards including UL Solutions, Design Lights Consortium, International Dark-Sky Association, Norma Official Mexicana (NOM), and Institute for Printed Circuits (IPC).  Utilizing LED light sources, our products are designed for energy efficiency, reliability, performance, ease of installation and service while providing a high degree of overall aesthetic appeal.  We focus on providing performance based, energy efficient lighting solutions implemented across all key vertical markets served.

Display Solutions Segment

We acquired EMI Industries, LLC (EMI) in the fourth quarter of fiscal 2024. EMI is a metal and millwork manufacturer of standard and customized fixtures, displays, and food equipment for the convenience store, grocery, and restaurant industries. Due to the similarity and complimentary nature of the products manufactured by EMI with our other current product offerings, we consolidated EMI with our Display Solutions Segment. In addition to the products manufactured by EMI, the Display Solutions Segment also manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, refrigerated displays, and custom display elements. The major products and services offered by our Display Solutions Segment include signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, and refrigerated food and beverage displays, check-out counters, and non-refrigerated merchandising displays. We also provide a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage. Our professional services group manages and executes the implementation of large rollout programs. These programs provide our customers a variety of display solutions and visual image upgrades in the same markets served in the lighting segment, which include the following markets: refueling and convenience store, quick-service restaurant, retail, grocery and pharmacy, and automotive dealerships. It is our belief that our expertise with the products and services we offer in the markets we serve represents a significant competitive advantage. We work with our customers and design firms to establish and implement cost-effective corporate visual image programs to advance our customers’ brands and to improve the consumer experience. Increasingly, we have become the primary supplier of exterior and interior visual image and display elements for our customers.

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, and Latin America (approximately 4% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard products to stocking distributors, who subsequently provide products to electrical contractors and end users for a variety of lighting applications. Our lighting products are primarily sold through manufacturer’s sales representatives and to a lesser degree directly through our own sales force. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our direct sales force. This revenue stream is from more significant program initiatives that often represent multiple sites over a period of time. These customers are usually established and have a long-term relationship with LSI. These products and services are sold directly to the customer or a brand marketer acting as an intermediary.

Sales are developed through a wide variety of contacts such as, but not limited to, national retail marketers, branded product companies, and franchised and dealer operations. In addition, sales are also achieved through recommendations from local architects, engineers, electrical distributors, and contractors. The Company utilizes the latest technology to track sales leads and customer quotes with the goal of turning them into orders from our customers.

As the Company grows both organically and through acquisition, the products, services and technologies the Company offers its customers also grows. These offerings provide significant cross-selling opportunities between the segments that enable the Company to be a single-source provider to existing and new customers.

The Company markets its products and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site and virtual training, print advertising in industry publications, product brochures and other literature, e-learning, the company’s website, as well social media. Our marketing approach and means of distribution vary by product line and by market.

Manufacturing and Distribution

We currently operate out of sixteen manufacturing facilities located within eleven U.S. states and one province in Ontario, Canada.

We design, engineer, and manufacture most of our lighting and display products through the utilization of lean manufacturing principles. Our investment in our production facilities focuses primarily on improving capabilities, product quality, manufacturing efficiency, and environmental, health, and safety compliance. The majority of products we sell are engineered, designed, and assembled by the Company, while a small portion of the products and components we sell are purchased from select qualified vendors. Our lighting and display solutions products are delivered directly from our manufacturing facilities to our customers utilizing third-party common carriers.

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, sensors, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. When faced with supply chain challenges, we increase our safety stock in certain components in order to mitigate potential disruption to our operations resulting from an anticipated shortage of certain components. We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. The Company’s operations dealing with LED products generally carry LED and LED component inventory due to longer lead times. Most lighting products are made to order and shipped shortly after they are manufactured. Our display solutions operations manufacture custom products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. An example is our digital signage business, where customers require us to carry an inventory of digital screens to meet the demands of a large rollout programs.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.5 million and $3.4 million for the fiscal years ended June 30, 2024, and 2023, respectively.

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

Seasonality

Our business in both lighting and display solutions segments is subject to some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of some major customers. Certain market verticals, grocery and QSR for example, restrict renovation activity during the November and December holiday season, as these are the high consumer traffic and sales periods. Sales in our Lighting Segment are to customers in both the new construction and renovation and retrofit markets. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies.

Intellectual Property

We own or have rights with respect to various domestic patents, trademarks, and other intellectual property related to our lighting products. These intellectual property rights are important to our businesses. We rely on copyright, patent, trade secret, and trademark laws to protect certain proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.

Human Capital

We recognize that in order to drive innovation, growth, and operational excellence, we must identify, attract, retain, and motivate top talent. Our approach is to develop talent from within and supplement with external hires. We are committed to building a diverse, inclusive, and engaged workforce. Our management teams and all of our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to a code of conduct and ethics that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

We have approximately 1,900 full-time and part-time employees and approximately 70 agency employees as of June 30, 2024. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, and a 401(k)-retirement savings plan. The Company offers a nonqualified deferred compensation plan, an equity-based incentive plan and an incentive plan that is based upon the achievement of the Company’s business plan goals, for certain employees.

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

Risk Factor Summary

Risks Related to Our Strategy

●	Lower levels of economic activity in our end markets could adversely affect our operating results.
●	The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
●	The markets in which we operate are subject to competitive pressures that could affect selling prices, and therefore could adversely affect our operating results.
●	Two of our largest market verticals are to the refueling and convenience store and grocery markets, and any substantial change in these markets could have an adverse effect on our business.
●	The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits.
●	If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.
●	If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Risks Related to our Operations

●	Sudden or unexpected changes in a customer’s creditworthiness could result in significant accounts receivable write-offs.
●	Price increases in, and significant shortages of, raw materials and components; and shortages in transportation and increased fuel prices could adversely affect our operating margin.
●	Our information technology systems are subject to certain cyber risks and could be subject to interruptions that are beyond our control.
●	Labor shortages or increases in labor costs could adversely impact our business and results of operations.
●

If the Company’s products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.

●	Changes in a customer’s demands and commitment to proprietary inventory could result in significant inventory write-offs.
●	The turnover of independent commissioned sales representatives could cause a significant disruption in sales volume.
●	The Company may be unable to sustain significant customer and/or channel partner relationships.
●	A loss of key personnel or inability to attract qualified personnel could have an adverse effect on our operating results.
●	Changes in a shift in product mix can have a significant impact on our gross margins.
●	We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts.

Risks Related to Legal and Regulatory Matters

●	Potential changes in U.S. trade policies could have a material adverse effect on the Company.
●	Changes in our tax rates and exposures to additional income tax liabilities could have an unfavorable effect on the Company’s reported results.
●	Emphasis on environmental, social, and governance (“ESG”) matters by various stakeholders could negatively affect our business.

Risks Related to Financial Matters

●	A significant decline in our stock price could adversely affect our ability to raise additional capital.
●	Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and in Ohio law could make difficult or delay a change in management or negatively impact our share price.
●

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft, and fraud, or in informing management of all material information in a timely manner.

RISKS RELATED TO OUR STRATEGY

Lower levels of economic activity in our end markets could adversely affect our operating results.

Our businesses operate in several vertical market segments including the refueling and convenience store markets, parking lot and garage markets, quick-service restaurant market, retail and grocery store markets, the automotive market, the warehouse market, and the sports complex market. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales, profitability, and cash flow. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings. In addition, economic and political conditions worldwide have from time to time contributed to slowdowns in our industry at large, as well as to the specific markets in which we operate. If the markets in which we participate experience economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins, and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Two of our largest market verticals are to the refueling and convenience store and grocery markets, and any substantial change in these markets could have an adverse effect on our business.

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

Price increases in, and significant shortages of, raw materials and components; and shortages in transportation and increased fuel prices could adversely affect our operating margin.

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

We could be targeted by malicious cyber activity. Any failure to identify address or prevent malicious cyber activity could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. We have significantly enhanced and will continue to improve our cybersecurity controls in order to minimize the likelihood or impact of a malicious cyber activity.

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

The Company’s future success depends on the ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of selecting and empowering high levels of talent could result in a lean workforce. Future success of the Company will depend on, among other factors, the ability to attract and retain other qualified personnel, particularly executive management, research and development engineers, and sales professionals. The loss of the services of any key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s results of operations.

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

Changes in our tax rates and exposures to additional income tax liabilities could have an unfavorable effect on the Company’s reported results.

The Company is subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. The Company’s future effective income tax rates could be unfavorably affected by various factors, including changes in the tax rates as well as rules and regulations in relevant jurisdictions. In addition, the amount of income taxes paid is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, the Company’s future financial results may include unfavorable adjustments.

Emphasis on environmental, social, and governance (“ESG”) matters by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

Climate changes, such as extreme weather conditions, create financial risk to our business. Global physical climate changes, including unseasonable weather conditions, could result in reduced demand or product obsolescence for certain of our customers’ products and/or price modifications for our customers’ products and the resources needed to produce them. This could in turn put pressure on our manufacturing costs and result in reduced profit margin associated with certain of our customer programs, or loss of customer programs that we may not be able to replace.

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft, and fraud, or in informing management of all material information in a timely manner.

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2024 that remain unresolved.

Item 1C – CYBERSECURITY

Risk Management and Strategy

We are committed to preserving the trust and confidence of our stakeholders by taking appropriate technical and organizational measures for maintaining information security and data privacy. Our cybersecurity program allows us to assess, identify and manage information security and cybersecurity threats through robust risk assessment and prevention measures to facilitate communication, training, awareness and incident response procedures. We have established policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches.

Our data breach response designates an incident response team comprised of senior leaders within information technology, finance and compliance functions to ensure timely diagnosis and mitigation of cyber events. The incident response team is responsible for determining whether a cybersecurity incident is material and requires current reporting pursuant to SEC Form 8-K Item 1.05 (Material Cybersecurity Incidents). In conducting the assessment, the team considers factors including, but not limited to the probability of an adverse outcome; the potential significance of loss; the nature and extent of harm to individuals, customers, and vendors; the nature and extent of harm to our competitive position or reputation; and the possibility of litigation or regulatory investigations.

To ensure our cybersecurity programs adhere to industry best practices, we have adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework as a guide for our cybersecurity program. The NIST Cybersecurity Framework models the best practices for security and the capabilities needed to identify, protect, detect and respond to cybersecurity risks and events. In addition to the framework, we have a Security Action Committee comprised of the senior leaders of information technology, finance, and compliance that meets regularly to guide the evolution of our cybersecurity program, review potential incidents, and respond to trends in the cybersecurity landscape. We evaluate our physical, electronic and administrative safeguards on a continuous basis to ensure they are effectively deployed across the business. We also engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

Despite the Company’s security measures and programs, our information technology and infrastructure are susceptible to cybersecurity incidents, intrusions and attacks, any of which could have a materially adverse effect on our business, operating margins, revenues and competitive position. See “Part I—Item 1A. Risk Factors” for further discussion of these risks.

Governance

Our Board of Directors is responsible for the oversight of cybersecurity risks and threats. The Board has delegated certain information security and data privacy oversight to the Audit Committee of the Board. The Audit Committee oversees compliance with information security and data privacy laws and has oversight responsibility for cybersecurity risks related to accounting, audit and financial matters. The Audit Committee and management report to the Board on a periodic basis regarding our information security and data privacy functions, including any cybersecurity threats.

The Audit Committee is responsible for oversight of our cybersecurity policy, procedures and risk mitigation. Our information technology (IT) leadership briefs the Audit Committee and the Board of Directors on a periodic basis on information security matters, including the current cybersecurity landscape, progress on information security initiatives and accomplishments, and reports on material cybersecurity incidents, as needed.

The Audit Committee is responsible for reviewing our disclosures on cybersecurity risk management, strategy and governance in our Annual Report on Form 10-K. The Audit Committee assists in determining materiality for timely reporting of cybersecurity incidents and is notified immediately if the incident response team has assessed that a material event may have occurred that may require filing an SEC Current Report on Form 8-K.

The Chief Information Officer with the support from the Chief Executive Officer and Chief Financial Officer, assisted by our broader IT team, is responsible for setting the strategic direction and priorities for information security, coordination of enterprise-wide compliance with information security policies and procedures, as well as day-to-day information security management. Additionally, information security awareness trainings and testing are a compliance requirement for employees.

ITEM 2. PROPERTIES

Description		Size	Location	Status

1)	Corporate Headquarters and Lighting and Display Solutions manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

2)	Lighting manufacturing	122,000 sq. ft.	Cincinnati, OH	Owned

3)	Lighting office and manufacturing	96,000 sq. ft. (includes 5,000 sq. ft. of office space	Independence, KY	Owned

4)	Display Solutions office and manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

5)	Display Solutions office	46,000 sq. ft. (includes 10,000 sq. ft. of office space	Akron, OH	Leased

6)	Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

7)	Lighting office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

8)	Display Solutions office and manufacturing	77,000 sq. ft. (includes 8,000 sq. ft. of office space	Milo, ME	Owned

9)	Display Solutions office and manufacturing	106,000 sq. ft. (includes 4,000 sq. ft. of office space)	Bangor, ME	Leased

10)	Display Solutions manufacturing	77,000 sq. ft.	Collingwood, ON	Leased

11)	Display Solutions office	1,000 sq. ft.	Gloucester, MA	Leased

12)	Display Solutions manufacturing	68,000 sq. ft.	Payson, UT	Leased

13)	Display Solutions office and manufacturing	124,000 sq. ft.	Tampa, FL	Leased

14)	Display Solutions manufacturing	61,000 sq. ft.	Arlington, TX	Leased

15)	Display Solutions office and manufacturing	110,000 sq. ft.	Cranston, RI	Leased

16)	Display Solutions manufacturing	37,000 sq. ft.	Boonton, NJ	Leased

17)	Display Solutions manufacturing	62,000 sq. ft.	Alpharetta, GA	Leased

18)	Display Solutions warehouse	5,400 sq. ft.	Queretaro, Mexico	Leased

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 – Contingencies of the Notes to the Consolidated Financial Statements beginning on page 60 of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2024, there were approximately 530 registered holders of record of our common stock.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2024 was $0.20 per share.

On April 28, 2022, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $15 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors, including the ongoing assessment of the Company’s capital needs, the market price of the Company’s common stock, general market conditions and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any shares in the fiscal year ended June 30, 2024.

ITEM 6. . [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 24 through 30 of this Form 10-K.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2024, the purchased material component of cost of goods sold subject to price risk was approximately $198.2 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arranges stocking agreements to mitigate risk of supply and price increases. The Company’s Lighting Segment has historically implemented price increases with customers to offset raw material price increases. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has minimal foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars combined represents approximately3% of the Company’s fiscal 2024 consolidated net sales. All other business conducted by the Company is in U.S. dollars.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

The Company acquired EMI Industries, LLC (“EMI”) on April 18, 2024. Management excluded EMI from its evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2024. Including goodwill and acquired intangible assets, EMI represented 21% of the Company’s total consolidated assets as of June 30, 2024, and 4% of the Company’s total consolidated sales for the fiscal year ended June 30, 2024.

Management's Report on Internal Control over Financial Reporting appearing on page 31 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 31.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 2024 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial, and other finance organization employees. The code of ethics is publicly available on our website at lsicorp.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

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

2.1

Asset Purchase Agreement dated as of April 18, 2024, among EMI Acquisition Company, Inc., EMI Industries, LLC, LSI (with respect to Section 7.11’s Parent Guaranty provisions) and the Sellers identified therein (incorporated by reference to Exhibit 2.1 to LSI’s Form 8-K filed on April 19, 2024)++

3.1	Amended and Restated (Consolidated) Articles of Incorporation of LSI (incorporated by reference to Exhibit 3.1 to LSI’s Form 8-K filed on November 7, 2022).

3.2	Amended and Restated Code of Regulations of LSI (incorporated by reference to Exhibit 3.2 to LSI’s Form 10-K filed on September 11, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to LSI’s Annual Report on Form 10-K filed on September 6, 2019).

10.1	Third Amendment to Loan Documents dated February 21, 2017, between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 4.2 to LSI’s Form 8-K filed on February 21, 2017).

10.2	Fourth Amendment to Loan Documents dated February 28, 2019, between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on May 8, 2019).

10.3	Amended and Restated Loan Agreement dated as of June 19, 2014 between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-K filed on September 10, 2014).

10.4*	Amended and Restated 2019 Omnibus Award Plan (incorporated by reference to LSI’s Schedule 14A filed on September 14, 2022).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 23, 2016)

10.6*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of January 24, 2024) (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on May 6, 2024).

10.7*	Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.8*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.9*	Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.10*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on January 29, 2021).

10.11	Fifth Amendment to Loan Documents dated as of March 30, 2021, between LSI and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on April 1, 2021).

10.12*	Form of Supplemental Benefits Agreement (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on January 29, 2021).

10.13*	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 5, 2020).

10.14*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on February 4, 2022).

10.15*	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement++ (incorporated by reference to Exhibit 10.4 to LSI’s Form 10-Q filed on February 4, 2022).

10.16*	LSI Industries Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to LSI’s Proxy Statement on Schedule 14A filed on September 15, 2021).

10.17

Sixth Amendment to Loan Documents dated as of September 30, 2021, between LSI and PNC Bank National Association (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on February 4, 2022).

10.18*	Fiscal Year 2024 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 6, 2023).

10.19*	Fiscal Year 2023 Long-Term Incentive Plan (LTIP) ++ (Incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on November 4, 2022)

14	Code of Conduct (incorporated by reference to Exhibit 14 to LSI’s Form 10-K filed on September 10, 2021)

19	Insider Trading Policy and Anti-Hedging and Pledging Policy (incorporated by reference to Exhibit 19 to LSI’s Form 10-K filed on September 8, 2023).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

97.1	Executive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 11, 2024	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 11, 2024

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer and Principal Accounting Officer)
Date: September 11, 2024

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 11, 2024

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 11, 2024

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 11, 2024

/s/ Ernest W. Marshall, Jr.	Director
Ernest W. Marshall, Jr.
Date: September 11, 2024

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 11, 2024

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 11, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of the Company’s operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2024, compared to the year ended June 30, 2023. For a discussion of the year ended June 30, 2023, compared to the year ended June 30, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023.

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of American-made fixtures and services for both indoor and outdoor applications satisfying the specific performance requirements of our customers. Retail display solutions consist of multiple custom products and services which enhance our customer’s brand image and improve the customer shopping experience. We offer customers in target vertical markets a package solution set of both lighting and display solutions, providing value for the customer by working with one partner to manage their regional and national location programs, versus multiple suppliers.

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2024	2023

Lighting Segment	$262,413	$272,451
Display Solutions Segment	207,225	224,528
Total Net Sales	$469,638	$496,979

Operating Income (Loss) by Business Segment

(In thousands)	2024	2023

Lighting Segment	$33,327	$31,633
Display Solutions Segment	19,969	24,920
Corporate and Eliminations	(17,779)	(19,525)
Total Operating Income	$35,517	$37,028

Fiscal 2024 net sales of $469.6 million decreased 6% as compared to fiscal 2023 net sales of $497.0 million. The change in net sales were driven by a 4% decrease in net sales in the Lighting Segment and by an 8% decrease in net sales in the Display Solutions Segment. Within the Lighting Segment, the Company maintained a relatively stable demand for its lighting products while outperforming the broader market. Within the Display Solutions segment, the decline in sales is due largely to lower demand in the grocery vertical primarily driven by the lengthy regulatory review of the proposed merger of two large grocery store chains.

Fiscal 2024 operating income of $35.5 million represents a 4% decrease from fiscal 2023 operating income of $37.0 million. Non-GAAP adjusted operating income in fiscal 2024 of $41.4 million was comparable to adjusted fiscal 2023 operating income of $42.0 million. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. Despite a decline in sales, the Company was able to improve its operating margin with strong operational disciplines and effective cost controls.

Non-GAAP Financial Measures

We believe it is appropriate to evaluate our performance after making adjustments to the as-reported U.S. GAAP operating income, net income, and earnings per share. Adjusted operating income, net income, and earnings per share, which exclude the impact of acquisition costs, long-term performance based compensation expense, severance and restructuring costs, and commercial growth opportunity expense, are Non-GAAP financial measures. Also included below are Non-GAAP financial measures including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Free Cash Flow, and Net Debt to adjusted EBITDA. We believe that these adjusted supplemental measures are useful in assessing the operating performance of our business. These supplemental measures are used by our management, including our chief operating decision maker, to evaluate business results. We exclude these items because they are not representative of the ongoing results of operations of our business. These Non-GAAP measures may be different from Non-GAAP measures used by other companies. In addition, the Non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures. Below is a reconciliation of these non-GAAP measures to operating income, net income, and earnings per share for the periods indicated along with the calculation of EBITDA and Adjusted EBITDA, Free Cash Flow, and Net Debt to adjusted EBITDA.

Reconciliation of net income to adjusted net income:

(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS
Net income as reported	$24,977		$0.83	$25,762		$0.88

Long-term performance based compensation	3,272	(1)	0.11	2,879	(4)	0.10

Restructuring/severance costs	396	(2)	0.01	51	(5)	-

Acquisition costs	735	(3)	0.02	-		-

Consulting expense: commercial growth opportunities	-		-	707	(6)	0.02

Tax rate difference between reported and adjusted net income	(755)		(0.03)	(402)		(0.01)

Net income adjusted	$28,625		$0.95	$28,997		$0.99

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1)	$1,108
(2)	$143
(3)	$266
(4)	$1,119
(5)	$15
(6)	$157

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to adjusted operating income:

	2024	2023
(In thousands)
Operating income as reported	$35,517	$37,028

Acquisition costs	1,001	-

Long-term performance based compensation	4,380	3,998

Restructuring/severance costs	539	66

Consulting expense: commercial growth opportunities	-	864

Adjusted operating income	$41,437	$41,956

Reconciliation of net income to EBITDA to adjusted EBITDA:

	2024	2023
(In thousands)
Net income - reported	$24,977	$25,762
Income tax	8,122	7,564
Interest expense, net	2,156	3,687
Other expense (income)	262	15
Operating income as reported	$35,517	$37,028

Depreciation and amortization	9,999	9,664

EBITDA	$45,516	$46,692

Acquisition costs	1,001	-

Long-term performance based compensation	4,380	3,998

Restructuring/severance costs	539	66

Consulting expense: commercial growth opportunities	-	864

Adjusted EBITDA	$51,436	$51,620

Reconciliation of cash flow from operations to free cash flow:

	2024	2023
(In thousands)
Cash flow from operations	$43,393	$49,588

Capital expenditures	(5,388)	(3,208)

Free cash flow	$38,005	$46,380

Net debt to adjusted EBITDA:

	June 30,	June 30,
(In thousands)	2024	2023

Debt as reported	$54,229	$35,200
Less:
Cash and cash equivalents as reported	4,110	1,828

Net debt	$50,119	$33,372

Adjusted EBITDA	$51,436	$51,620

Net debt to adjusted EBITDA	0.97	0.65

Results of Operations

2024 Compared to 2023

Lighting Segment
(In thousands)	2024	2023

Net Sales	$262,413	$272,451
Gross Profit	$89,026	$86,761
Operating Income	$33,327	$31,633

Lighting Segment net sales of $262.4 million in fiscal 2024 decreased 4% from fiscal 2023 net sales of $272.5 million. Despite a decline in net sales, the Company maintained a relatively stable demand for its lighting products while outperforming the broader market.

Gross profit of $89.0 million in fiscal 2024 increased 3% from fiscal 2023 gross profit. Gross profit as a percentage of net sales increased 210 bps from 31.8% in fiscal 2023 to 33.9% in fiscal 2024. The improved gross profit margins were driven by sustained price disciplines, a higher value sales mix, and strong operational disciplines.

Operating expenses of $55.7 million in fiscal 2024 was comparable to fiscal 2023 operating expenses. Cost control measures were in place in fiscal 2024 and is the primary reason operating expenses remained comparable to last year operating expenses.

Fiscal 2024 Lighting Segment operating income of $33.3 million increased 5% from operating income of $31.6 million in fiscal 2023 primarily due to an improvement in gross profit on lower sales and effective operating expense cost controls.

Display Solutions Segment
(In thousands)	2024	2023

Net Sales	$207,225	$224,528
Gross Profit	$44,195	$50,179
Operating Income	$19,969	$24,920

Display Solutions Segment net sales of $207.2 million in fiscal 2024 decreased 8% from fiscal 2023 net sales of $224.5 million. The decline in sales is due largely to lower demand in the grocery vertical primarily driven by the lengthy regulatory review of the proposed merger of two large grocery store chains.

Gross profit of $44.2 million in fiscal 2024 decreased 12% from fiscal 2023. Gross profit as a percentage of net sales decreased to 21.3% in fiscal 2024 compared from 22.3% in fiscal 2023. The decrease in gross profit and corresponding decline in gross profit as a percentage of sales was driven mostly by lower volume and by a shift in product mix.

Operating expenses of 24.2 million in fiscal 2024 decreased 4% from fiscal 2023. The decrease in operating expenses was primarily driven by efforts to manage costs in line with the decline in net sales.

Fiscal 2024 Display Solutions Segment operating income of $20.0 million decreased 20% from operating income of $24.9 million in fiscal 2023. The decrease in operating income was primarily driven by the decrease in net sales.

Corporate and Eliminations
(In thousands)	2024	2023

Gross (Loss)/Profit	$(53)	$5
Operating (Loss)	$(17,779)	$(19,525)

The gross (loss)/profit relates to the intercompany profit in inventory elimination.

Operating expenses of $17.8 million in fiscal 2024 decreased 9% from fiscal 2023. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories to align with a decline in sales.

Consolidated Results

Net interest expense of $2.2 million in fiscal 2024 compared to $3.7 million net interest expense in fiscal 2023. The decrease in interest expense was the net result of the Company’s repayment of debt from cash generated by operations through the third quarter of fiscal 2024 partially offset by the debt incurred related to the acquisition of EMI Industries, LLC in the fourth quarter. The Company also recorded $0.3 million of other expense in fiscal 2024 compared to a negligible amount of other expense in fiscal 2023, related to net foreign exchange currency transaction net losses through our Mexican and Canadian subsidiaries.

The $8.1million of tax expense in fiscal 2024 reflects a consolidated effective tax rate of 24.5% compared to the $7.6 million of income tax expense in fiscal 2023 which represents a consolidated effective tax rate of 22.7%. The increase in the effective tax rate is primarily driven by an increase in state, local and foreign income taxes across the multiple tax jurisdictions where LSI has a physical presence.

Reported net income of $25.0 million in fiscal 2024 compared to net income of $25.8 million in fiscal 2023. Non-GAAP adjusted net income was $28.6 million in fiscal 2024 compared to adjusted net income of $29.0 million in fiscal 2023 (Refer to the Non-GAAP tables above). Fiscal 2024 Non-GAAP adjusted net income was approximately equal to the same period last year on a 6% decline in net sales. Diluted earnings per share of $0.83 was reported in fiscal 2024 compared to $0.88 diluted earnings per share in fiscal 2023. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2024 were 30,068,000 shares compared to 29,316,000 shares in fiscal 2023.

Liquidity and Capital Resources

The Company considers our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

Working capital was $83.3 million at June 30, 2024, compared to $73.3 million at June 30, 2023. The ratio of current assets to current liabilities was 2.05 to 1 as of June 30, 2024, compared to a ratio of 1.96 to 1 as of June 30, 2023. The acquisition of EMI Industries, LLC (EMI) in the fourth quarter of fiscal 2024 accounted for $12.7 million of the increase in net working capital. When the impact of the acquisition of EMI is removed from the year-over-year comparison, net working capital decreased $2.7 million. The net decrease in net working capital excluding EMI was mostly due to a $12.4 million decrease in net accounts receivable, a decrease of $4.0 million in net inventory, partially offset by a $12.4 million decrease in accounts payable and accrued expenses.

Net accounts receivable were $78.6 million and $77.7 million at June 30, 2024, and June 30, 2023, respectively with EMI accounting for $13.3 million of net accounts receivable as of June 30, 2024. Net accounts receivable decreased $12.4 million excluding EMI’s net accounts receivable. Days Sales Outstanding (DSO) was 58 days and 57 days as of June 30, 2024, and June 30, 2023, respectively. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for credit losses are adequate.

Net inventories were $70.9 million and $63.7 million at June 30, 2024, and June 30, 2023, respectively, with EMI accounting for $11.2 million of the $70.9 million total net inventory at June 30, 2024. Net inventory decreased $4.0 million excluding EMI’s net inventory. The decrease of $4.0 million is the net result of a $5.9 million decrease in Lighting Segment inventory partially offset by a $1.8 million increase in Display Solutions Segment inventory. Display Solutions inventory increased to support program initiatives.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. In September 2021, we amended our previous $100 million secured line of credit, to a $25 million term loan and the remaining $75 million as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of June 30, 2024, $36.2 million of the line of credit was available. As of June 30, 2024, we are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months.

The Company generated $43.4 million of cash from operating activities in fiscal 2024 compared to a generation of cash of $49.6 million in fiscal 2023. The Company continues to effectively manage its working capital while generating cash flow from earnings, resulting in strong cash flow from operations.

The Company used $55.3 million of cash from investing activities in fiscal 2024 compared to a use of cash of $3.2 million in fiscal 2023. The Company acquired EMI Industries, LLC in the fourth quarter of fiscal 2024 for $49.9 million which contributed significantly to the $55.3 million investing activities in fiscal 2024. Capital expenditures accounted for the remainder of the fiscal 2024 use of cash for investing purposes totaling $5.4 million compared to $3.2 million in fiscal 2023. The Company has increased its investment in equipment and tooling year-over-year to support sales growth and new products.

The Company generated cash of $14.3 million related to financing activities in fiscal 2024 compared to a net use of cash of $47.1 million in fiscal 2023. The acquisition of EMI in the fourth quarter of fiscal 2024 resulted in the need to borrow from the Company’s revolving line of credit which contributed to the net increase in borrowings in fiscal 2024 and resulted in the generation of cash related to financing activities. With the exception of the acquisition of EMI and the need to borrow against the Company’s credit facility, the Company continues to generate positive cash flow and effectively manages working capital to pay down its line of credit. The Company also received $1.8 million and $3.9 million of cash payments in fiscal 2024 and fiscal 2023, respectively, related to the exercise of employee stock options.

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

Cash Dividends

In August 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 3, 2024, to shareholders of record as of August 26, 2024. The indicated annual cash dividend rate for fiscal 2024 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policy that management believes is critical to the understanding and evaluating our reported financial results is the warranty reserve. For further information see Note 1. “Summary of Significant Accounting Policies " of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Warranty Reserves:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. Warranty reserves are subject to large reserve adjustments when actual warranty costs differ significantly from cost estimates. The Company also periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary which can also cause large reserve adjustments. These adjustments may be required in the future, which could adversely affect our gross profit and results of operations. The same methodology was used for calculating warranty reserves in fiscal 2023 and fiscal 2024 which resulted in a modest increase in the reserve in fiscal 2024.

Business Combination:

From time to time, the Company enters into business combinations. Business acquisitions are accounted for using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, revenues; and earnings before interest, taxes, depreciation and amortization; as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of operations.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2024, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company acquired EMI Industries, LLC (EMI) on April 18, 2024. Management excluded EMI from its evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2024. Including goodwill and acquired intangible assets, EMI represented 21% of the Company’s total consolidated assets as of June 30, 2024, and 4% of the Company’s total consolidated sales for the fiscal year ended June 30, 2024.

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2024. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes and financial statement schedule included under Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2024 expressed unqualified opinion.

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

Acquisition of EMI Industries, LLC

As discussed in Note 2 to the consolidated financial statements, the Company completed an acquisition agreement wherein the Company acquired 100% ownership of EMI Industries, LLC in April 2024 for total consideration of $49.9M resulting in the addition of $15.7M of intangible assets. The acquisition was accounted for as a business combination. We identified the valuation of the acquired trade name and customer relationships as a critical audit matter.

The principal considerations for our determination that the valuation of the acquired trade name and customer relationships is a critical audit matter is that the valuation of the acquired trade name and customer relationships was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, which includes prospective financial information and discount rate for the valuation of the acquired trade name and customer relationships. The Company, utilizing third-party specialists, used income valuation models including Relief from Royalty Method and the Multi-Period Excess Earning Method (MPEEM) to measure the identified trade name and customer relationships, respectively. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the acquired trade name and customer relationships.

Our audit procedures related to the valuation of the acquired trade name and customer relationships included the following, among others:

●

Tested management’s process and related internal controls for developing fair value estimates including the development of key assumptions, including prospective financial information and discount rate for the valuation of the acquired trade name and customer relationships

●	Tested the completeness and accuracy of the underlying data used to develop the fair value estimates

●	Evaluated the appropriateness of the valuation models and methodologies used by management with the assistance of professionals with specialized skills and knowledge

●	Assessed the reasonableness of management’s forecast by comparing the projections to historical results and external sources, including industry trends

●

Involved professionals with specialized skills and knowledge to assist in the evaluation of the significant assumptions used by management including prospective financial information and discount rate for the valuation of the acquired trade name and customer relationships

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

September 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024, and our report dated September 11, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of EMI Industries, LLC (“EMI”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 21 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2024. As indicated in Management’s Report on Internal Control Over Financial Reporting, EMI was acquired during fiscal year 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of EMI.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

September 11, 2024

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2024, and 2023

(In thousands, except per share data)

	Twelve Months Ended

	2024	2023

Net Sales	$469,638	$496,979

Cost of products and services sold	335,962	360,003

Restructuring/Severance costs	508	31

Gross profit	133,168	136,945

Selling and administrative expenses	97,619	99,882

Severance costs	32	35

Operating income	35,517	37,028

Interest expense	2,156	3,687

Other expense	262	15

Income before income taxes	33,099	33,326

Income tax expense	8,122	7,564

Net income	$24,977	$25,762

Earnings per common share (see Note 4)
Basic	$0.86	$0.92
Diluted	$0.83	$0.88

Weighted average common shares outstanding
Basic	29,049	28,127
Diluted	30,068	29,316

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2024, and 2023

(In thousands)

(In thousands)
	2024	2023

Net Income	$24,977	$25,762

Foreign currency translation adjustment	(137)	294

Comprehensive Income	$24,840	$26,056

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2024, and 2023

(In thousands, except shares)

	June 30,	June 30,
	2024	2023

ASSETS

Current assets

Cash and cash equivalents	$4,110	$1,828

Accounts receivable, less allowance for credit losses of $848 and $435, respectively	78,626	77,681

Inventories	70,913	63,718

Refundable income tax	3,197	3,120

Other current assets	5,653	3,529

Total current assets	162,499	149,876

Property, plant and equipment, at cost
Land	4,010	4,010
Buildings	24,757	24,561
Machinery and equipment	74,204	67,457
Buildings under finance leases	2,033	2,033
Construction in progress	1,611	1,231
	106,615	99,292
Less accumulated depreciation	(73,655)	(73,861)
Net property, plant and equipment	32,960	25,431

Goodwill	57,397	45,030

Intangible assets, net	73,916	63,203

Operating lease right-of-use assets	15,912	8,921

Other long-term Assets, net	6,116	3,688

Total assets	$348,800	$296,149

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS (continued)

June 30, 2024, and 2023

(In thousands, except shares)

	June 30,	June 30,
	2024	2023

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	32,192	29,206
Accrued expenses	43,444	43,785

Total current liabilities	79,207	76,562

Long-term debt	50,658	31,629

Finance lease liabilities	636	960

Operating lease liabilities	11,267	5,954

Other long-term liabilities	2,677	3,466

Commitments and contingencies (Note 14)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-

Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,222,414 and 28,488,570 shares, respectively	156,365	148,691
Treasury shares, without par value	(8,895)	(7,166)
Key Executive Compensation	8,895	7,166
Retained earnings	47,788	28,548
Accumulated other comprehensive income	202	339

Total shareholders' equity	204,355	177,578

Total liabilities & shareholders' equity	$348,800	$296,149

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2024, and 2023

(amounts in thousands)

	Common Shares		Treasury Shares		Key Executive		Accumulated Other	Total
	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2022	27,484	$139,500	(822)	$(5,927)	$5,927	$8,224	$45	$147,769

Net Income	-	-	-	-	-	25,762	-	25,762
Other comprehensive gain	-	-	-	-	-	-	294	294
Board stock compensation	44	368	-	-	-	-	-	368
ESPP stock awards	14	142						142
Restricted stock units issued, net of shares withheld for tax withholdings	301	(896)	-	-	-	-	-	(896)
Shares issued for deferred compensation	207	2,017	-	-	-	-	-	2,017
Activity of treasury shares, net	-	-	(100)	(1,239)	-	-	-	(1,239)
Deferred stock compensation	-	-	-	-	1,239	-	-	1,239
Stock-based compensation expense	-	3,698	-	-	-	-	-	3,698
Stock options exercised, net	438	3,862	-	-	-	-	-	3,862
Dividends — $0.20 per share	-	-	-	-	-	(5,438)	-	(5,438)

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$28,548	$339	$177,578

Net Income	-	-	-	-	-	24,977	-	24,977
Other comprehensive (loss)	-	-	-	-	-	-	(137)	(137)
Board stock compensation	32	450	-	-	-	-	-	450
ESPP stock awards	14	194	-	-	-	-	-	194
Restricted stock units issued, net of shares withheld for tax withholdings	324	(447)	-	-	-	-	-	(447)
Shares issued for deferred compensation	131	1,875	-	-	-	-	-	1,875
Activity of treasury shares, net	-	-	(114)	(1,729)	-	-	-	(1,729)
Deferred stock compensation	-	-	-	-	1,729	-	-	1,729
Stock-based compensation expense	-	3,814	-	-	-	-	-	3,814
Stock options exercised, net	233	1,788	-	-	-	-	-	1,788
Dividends — $0.20 per share	-	-	-	-	-	(5,737)	-	(5,737)

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2024, and 2023
(In thousands)

	2024	2023
Cash Flows from Operating Activities
Net income	$24,977	$25,762
Non-cash items included in net income
Depreciation and amortization	9,999	9,664
Deferred income taxes	(1,608)	(418)
Deferred compensation plan	1,875	2,017
Stock compensation expense	3,814	3,698
ESPP discount	194	142
Issuance of common shares as compensation	450	368
Loss on disposition of fixed assets	306	59
Allowance for credit losses	57	(19)
Inventory obsolescence reserve	(1,259)	2,496

Changes in certain assets and liabilities:
Accounts receivable	10,384	88
Inventories	6,310	8,207
Refundable income taxes	(77)	(2,079)
Accounts payable	(4,117)	(5,577)
Accrued expenses and other	(7,913)	5,180
Net cash flows provided by operating activities	43,392	49,588

Cash Flows from Investing Activities
Acquisition of EMI	(49,900)	-
Purchases of property, plant, and equipment	(5,388)	(3,208)
Proceeds from the sale of fixed assets	35	5
Net cash flows (used in) investing activities	(55,253)	(3,203)

Cash Flows from Financing Activities
Payments on long-term debt	(139,884)	(198,306)
Borrowings on long-term debt	158,912	153,910
Cash dividends paid	(5,737)	(5,438)
Shares withheld on employees' taxes	(447)	(896)
Payments on financing lease obligations	(324)	(281)
Proceeds from stock option exercises	1,788	3,862
Net cash flows provided by (used in) financing activities	14,308	(47,149)

Change related to Foreign Currency	(165)	130
Increase (decrease) in cash and cash equivalents	2,282	(634)
Cash and cash equivalents at beginning of period	1,828	2,462

Cash and cash equivalents at end of period	$4,110	$1,828

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Twelve Months Ended
(In thousands)	June 30, 2023
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$234,736	$177,564
Products and services transferred over time	37,715	46,964
	$272,451	$224,528

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$224,529	$25,011
Poles and other display solutions elements	44,473	156,057
Project management, installation services, shipping and handling	3,449	43,460
	$272,451	$224,528

	Twelve Months Ended
(In thousands)	June 30, 2024
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$219,820	$151,972
Products and services transferred over time	42,593	55,253
	$262,413	$207,225

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$215,758	$32,521
Poles and other display solutions elements	43,719	132,604
Project management, installation services, shipping and handling	2,936	42,100
	$262,413	$207,225

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

Net Accounts Receivable
(In thousands)	June 30, 2024	June 30, 2023

Accounts receivable	$79,474	$78,116
Less: Allowance for credit losses	(848)	(435)
Accounts receivable, net	$78,626	$77,681

The net accounts receivable balance as of June 30, 2022 was $77.8 million.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada, and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000 per institution. As of June 30, 2024, and June 30, 2023, the Company had bank balances of $3.3 million and $2.3 million, respectively, without insurance coverage.

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

The Company recorded $5.0 million and $4.9 million of depreciation expense in the years ended June 30, 2024, and 2023 respectively.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

Product Warranties

(In thousands)	June 30, 2024	June 30, 2023

Balance at beginning of the period	$6,501	$4,491
Addition from acquired company	345	-
Additions charged to expense	3,781	6,626
Deductions for repairs and replacements	(4,004)	(4,616)
Balance at end of the period	$6,623	$6,501

Employee Benefit Plans:

The Company has a 401(k) retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k) match program covers substantially all of its employees. The Company also has a nonqualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2.3 million and $2.5 million in June 30, 2024, and 2023, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.5 million and $3.4 million for the fiscal years ended June 30, 2024, and 2023, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s nonqualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 2,087,000 shares and 2,156,000 shares in fiscal 2024 and 2023, respectively. See further discussion in Note 4.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and was $0.1 million as of June 30, 2024, and ($0.3) million as of June 30, 2023. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and was $0.3 million for the fiscal year ended June 30, 2024, and was a nominal amount for the fiscal year ended June 30, 2023.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but it does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements and related disclosures. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker ("CODM") and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements and related disclosures.

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

NOTE 2 — ACQUISITION OF EMI INDUSTRIES, LLC

On April 18, 2024, the Company entered into and consummated the transactions contemplated by an asset purchase agreement with EMI Industries, LLC. (EMI), a Florida-based metal and millwork manufacturer of standard and customized fixtures, displays and equipment for the convenience store, supermarket and restaurant industries, for $50.0 million, of which $0.1 million of the purchase price was retained pending a review of the acquired working capital. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The acquisition of EMI is expected to increase the Company’s total addressable markets within the grocery, quick service restaurant and convenience store verticals. The Company funded the acquisition with a combination of cash on hand and from the $75 million revolving line of credit totaling $49.9 million.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of approximately $49.9 million which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2025, as well as the potential revision resulting from the finalization of pre-acquisition tax filings. The Company is in the process of finalizing third party valuations of certain assets, as well as finalizing the value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of April 18, 2024, is as follows:

(In thousands)

Accounts Receivable	$11,386
Inventory	12,246
Property, Plant and Equipment	7,719
Operating Lease Right-Of-Use Assets	8,734
Other Assets	1,176
Intangible Assets	15,670
Accounts Payable	(7,103)
Accrued Expenses	(6,308)
Operating Lease Liabilities	(5,987)
Identifiable Assets	37,533
Goodwill	12,367
Net Purchase Consideration	$49,900

The gross amount of accounts receivable acquired was $11.9 million.

Goodwill recorded from the acquisition of EMI is attributable to the impact of the positive cash flow from EMI in addition to expected synergies from the business combination. The goodwill resulting from the acquisition is deductible for tax purposes. The trade name and technology used an income (relief from royalty) approach, the non-compete used an income (with or without) approach, and the customer relationships used an income (excess earnings) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
(in thousands)
Tradename	$4,880	Indefinite life
Technology assets	3,160	7
Non-compete	140	5
Customer relationships	7,490	20
	$15,670

EMI’s post-acquisition results of operations for the period from April 18, 2024, through June 30, 2024, are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of EMI for the period from April 18, 2024, through June 30, 2024, were $18.1 million and operating income was $0.7 million. The operating results of EMI are included in the Display Solutions Segment.

Pro Forma Impact of the Acquisition of EMI (Unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of EMI as if the transaction had occurred on July 1, 2022. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of EMI.

The unaudited pro forma financial information for the twelve months ended June 30, 2024, and June 30, 2023, is prepared using the acquisition method of accounting and has been adjusted to effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The fiscal 2024 unaudited pro forma operating income of $36.3 million excludes acquisition-related expenses of $1.0 million.

	Twelve Month Ended June 30
(in thousands; unaudited)	2024	2023
Sales	$535,849	$578,169

Gross Profit	$141,788	$147,967

Operating Income	$36,303	$38,798

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2024, or 2023. There was no concentration of accounts receivable at June 30, 2024, or 2023. Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2024, and June 30, 2023:

(In thousands)	Twelve Months Ended
	June 30
	2024	2023
Net Sales:
Lighting Segment	$262,413	$272,451
Display Solutions Segment	207,225	224,528
	$469,638	$496,979

Operating Income (Loss):
Lighting Segment	$33,327	$31,633
Display Solutions Segment	19,969	24,920
Corporate and Eliminations	(17,779)	(19,525)
	$35,517	$37,028

Capital Expenditures:
Lighting Segment	$3,555	$1,829
Display Solutions Segment	1,386	1,373
Corporate and Eliminations	447	6
	$5,388	$3,208

Depreciation and Amortization:
Lighting Segment	$5,167	$5,423
Display Solutions Segment	4,480	3,977
Corporate and Eliminations	352	264
	$9,999	$9,664

	June 30, 2024	June 30, 2023
Identifiable Assets:
Lighting Segment	$130,695	$142,941
Display Solutions Segment	208,248	145,307
Corporate and Eliminations	9,857	7,901
	$348,800	$296,149

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

The Company records a 10% mark-up on most intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales

	Twelve Months Ended
(In thousands)	June 30
	2024	2023
Lighting Segment inter-segment net sales	$22,852	$22,283
Display Solutions Segment inter-segment net sales	$797	$274

NOTE 4 — EARNINGS PER SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)

BASIC EARNINGS PER SHARE	2024	2023

Net Income	$24,977	$25,762

Weighted average shares outstanding during the period, net of treasury shares	27,981	27,159

Weighted average vested restricted stock units outstanding	81	73

Weighted average shares outstanding in the Deferred Compensation Plan during the period	987	895
Weighted average shares outstanding	29,049	28,127

Basic income per share	$0.86	$0.92

DILUTED EARNINGS PER SHARE

Net Income	$24,977	$25,762

Weighted average shares outstanding

Basic	29,049	28,127

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	1,019	1,189
Weighted average shares outstanding	30,068	29,316

Diluted income per share	$0.83	$0.88

Anti-dilutive securities (b)	54	154

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2024, and June 30, 2023, because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 5 — INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2024	June 30, 2023

Inventories:
Raw materials	$52,644	$47,689
Work-in-progress	6,244	3,373
Finished goods	12,025	12,656
Total Inventories	$70,913	$63,718

The Company has open purchase orders primarily related to inventory totaling $43.1 million as of June 30, 2024.

NOTE 6 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2024	June 30, 2023
Accrued Expenses:
Customer prepayments	$8,475	$5,425
Compensation and benefits	10,217	13,662
Accrued warranty	6,623	6,501
Accrued sales commissions	3,937	5,082
Accrued freight	2,270	3,821
Operating lease liabilities	5,560	3,566
Finance lease liabilities	324	284
Other accrued expenses	6,038	5,444
Total Accrued Expenses	$43,444	$43,785

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

Fiscal 2024;

As of March 1, 2024, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $37.3 million or 23% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $22.7 million which is substantially above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $95.5 million or 19% above the carrying value of the reporting unit including goodwill.

The Company has two indefinite-lived intangible assets. The Company performed its annual review of indefinite-lived intangible assets utilizing qualitative factors associated with the step zero methodology, as of March 1, 2024, and determined there was no impairment.

Fiscal 2023:

As of March 1, 2023, the Company performed its annual goodwill impairment test on the three reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $34.4 million or 21% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $13.6 million which is substantially above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $99.4 million or 15% above the carrying value of the reporting unit including goodwill.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment	Display Solutions Segment	Total
Balance as of June 30, 2023
Goodwill	$70,971	$63,347	$134,318
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2023	$9,208	$35,822	$45,030

Balance as of June 30, 2024
Goodwill	$70,971	$63,347	$134,318
Goodwill acquired	-	12,367	12,367
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2024	$9,208	$48,189	$57,397

In fiscal 2024, the Company acquired EMI Industries, LLC, which impacted the amount of goodwill reported.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(In thousands)	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$62,083	$17,817	$44,266
Patents	268	268	-
LED technology, software	20,966	15,783	5,183
Trade name	2,658	1,156	1,502
Non-compete	260	110	150
Total Amortized Intangible Assets	$86,235	$35,134	$51,101

Indefinite-lived Intangible Assets
Trademarks and trade names	12,102	-	12,102
Total indefinite-lived Intangible Assets	12,102	-	12,102

Total Other Intangible Assets	$98,337	$35,134	$63,203

(In thousands)	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$69,573	$21,332	$48,241
Patents	268	268	-
LED technology, software	24,126	17,058	7,068
Trade name	2,658	1,265	1,393
Non-compete	400	168	232
Total Amortized Intangible Assets	$97,025	$40,091	$56,934

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$40,091	$73,916

(In thousands)	2024	2023

Amortization expense of other intangible assets	$4,957	$4,761

The Company expects to record annual amortization expense as follows:

(In thousands)

2025	$5,739
2026	$5,733
2027	$5,512
2028	$5,125
2029	$4,497
After 2029	$30,328

NOTE 8 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company’s long-term debt as of June 30, 2024, and June 30, 2023, consisted of the following:

	June 30,	June 30,
(In thousands)	2024	2023

Secured line of credit	$38,766	$18,729
Term loan, net of debt issuance costs of $14 and $21, respectively	15,463	16,471
Total debt	54,229	35,200
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$50,658	$31,629

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of June 30, 2024, the Company’s borrowing rate against its revolving line of credit was 6.5%.The increment over the SOFR borrowing rate will be 125 basis points for the first quarter of fiscal 2025. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of June 30, 2024, there was $36.2 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of June 30, 2024.

NOTE 9 — CASH DIVIDENDS

The Company paid cash dividends of $5.7 million and $5.4 million in fiscal years 2024 and 2023, respectively. Dividends on restricted stock units in the amount of $0.1 million were accrued for both fiscal years as of June 30, 2024, and 2023. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 3, 2024, to shareholders of record August 26, 2024.

NOTE 10 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (as amended on November 1, 2022, the “2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 5,000,000 which are combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 1,864,129 shares all of which are available for future grant or award as of June 30, 2024. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards.

Inducement awards are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan. In fiscal 2024, 126,834 RSUs and 265,687 PSUs were granted.

Employee Stock Purchase Plan

In November of 2021, our board of directors and shareholders approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2024, employees purchased 14,000 shares. At June 30, 2024, 242,000 shares remained available for purchase under the ESPP.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated. There were no options granted in fiscal 2023.

	2024	2023
Dividend yield	1.4%	-
Expected volatility	35%	-
Risk-free interest rate	0.3%	-
Expected life (in years)	5.0	-
Fair value per share	$5.25	-

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

The Company recorded $0.1 million and $0.3 million of expense related to stock options in fiscal years 2024 and 2023, respectively.

A summary of stock option activity as of June 30, 2024, and changes during the period from July 1, 2023, through June 30, 2024, are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,706,963	$5.70	5.4	$11,705,731
Granted	255,000	$14.60
Exercised	(233,056)	$7.35
Forfeited	-	$-
Expired	(1,760)	$10.38
Outstanding at June 30, 2024	1,727,147	$6.79	5.3	$13,305,057
Exercisable at June 30, 2024	1,472,147	$5.44	4.5	$13,300,257
Vested and expected to vest at June 30, 2024	1,664,611	$6.49	5.1	$13,303,742

The aggregate intrinsic value of options exercised during the years ended June 30, 2024, and June 30, 2023, was $1.7 million as of June 30, 2024, and $2.0 million as of June 30, 2023. The Company received $1.8 million and $3.9 million of proceeds from stock options exercises in fiscal 2024 and 2023, respectively.

As of June 30, 2024, there was $0.7 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 2.42 years.

For fiscal year 2024, the Company recognized a current income tax benefit of $1.4 million for tax deductions related to equity compensation.

For fiscal year 2023, the Company recognized a current income tax benefit of $0.8 million for tax deductions related to equity compensation. A discrete tax expense of $0.1 million was recognized to reduce deferred tax assets for cancelled awards and detriments in excess of the tax deductions.

Restricted Stock Units

A total of 126,834 RSUs with a weighted average fair value of $12.91 per share were awarded to employees during fiscal 2024. The RSUs awarded during fiscal 2024 have a three-year vesting period, with one-third vesting on each of the anniversary dates. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $113,883 and $101,931 were accrued as of June 30, 2024, and 2023, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $1.5 million and $1.3 million of expense related to RSUs during fiscal year 2024, and 2023, respectively.

A summary of outstanding and unvested RSU activity as of June 30, 2024, and changes during the period from July 1, 2023, through June 30, 2024, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2024	350,768	$7.34
Granted	126,834	$12.91
Vested	(171,732)	$7.47
Forfeited	(15,877)	$9.00
Unvested at June 30, 2024	289,993	$9.61

As of June 30, 2024, there was $1.4 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.5 years. The total fair value of RSUs that became fully vested during fiscal 2024 was $2.7 million.

Performance Stock Units

A total of 265,687 PSUs with a weighted average fair value of $11.61 per share were awarded to employees during fiscal 2024. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock.

The Company recorded $2.2 million and $2.0 million of expense related to PSUs during fiscal years 2024, and 2023, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2024, and changes during the period from July 1, 2023, through June 30, 2024, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2023	586,451	$7.55
Granted	265,687	$11.61
Vested	(181,300)	$6.80
Forfeited	(17,801)	$10.22
Unvested at June 30, 2024	653,037	$9.34

As of June 30, 2024, there was $1.5 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 31,608 and 43,722 common shares as stock compensation awards in fiscal years 2024, and 2023, respectively. These common shares were valued at their approximate $0.4 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2024, there were 30 participants, all with fully vested account balances. A total of 1,036,714 common shares with a cost of $8.9 million, and 922,426 common shares with a cost of $7.2 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of June 30, 2024, and 2023, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 131,226 and 207,090 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2024, and during fiscal 2023, respectively.

NOTE 11 — LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments. The number of operating leases increased in fiscal 2024 as a result of the acquisition of EMI mostly which are building leases.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for fiscal years 2024 and 2023.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

(In thousands)	2024	2023
Operating lease cost	$6,248	$3,551
Financing lease cost:
Amortization of right of use assets	291	295
Interest on lease liabilities	53	67
Variable lease cost	87	87
Sublease income	(464)	(348)
Total lease cost	$6,215	$3,652

Supplemental Cash Flow Information
(in thousands)	2024	2023
Cash flows from operating leases
Fixed payments - operating lease cash flows	$5,996	$3,704
Liability reduction - operating cash flows	$4,984	$3,319

Cash flows from finance leases
Interest - operating cash flows	$53	$67
Repayments of principal portion - financing cash flows	$324	$281

Operating Leases:
Total operating right-of-use assets	$15,912	$8,921

Accrued Expenses	5,560	3,566
Long-term operating lease liability	11,267	5,954
Total operating lease liabilities	$16,827	$9,520

Weighted Average remaining Lease Term (in years)	3.49	3.31

Weighted Average Discount Rate	5.90%	5.44%

Financing Leases
Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	41	34
Accumulated depreciation	(1,232)	(929)
Total finance lease assets, net	$842	$1,138

Accrued expenses (Current liabilities)	$324	$284
Long-term finance lease liability	636	960
Total finance lease liabilities	$960	$1,244

Weighted Average remaining Lease Term (in years)	2.83	3.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:
	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments

2025	$6,330	$362	$(31)	$6,661
2026	4,927	362	-	5,289
2027	3,991	302	-	4,293
2028	2,348	-	-	2,348
2029	499	-	-	499
Thereafter	686	-	-	686
Total lease payments	$18,781	$1,026	$(31)	$19,776
Less: Interest	(1,954)	(66)		(2,020)
Present Value of Lease Liabilities	$16,827	$960		$17,756

NOTE 12 — INCOME TAXES

The following information is provided for the years ended June 30:

(In thousands)	2024	2023

Components of income (loss) before income taxes:
United States	$32,295	$31,701
Foreign	804	1,625
Income before income taxes	$33,099	$33,326

Provision for income taxes
U.S. Federal	$6,909	$6,327
Foreign	(30)	325
State and local	2,851	1,330
Total current	$9,730	$7,982

Deferred	(1,608)	(418)
Total provision for income taxes	$8,122	$7,564

(In thousands)	2024	2023
Reconciliation to federal statutory rate:
Federal statutory rate	21.0	21.0
State and local taxes, net of federal benefit	4.2	2.9
Foreign operations	(0.5)	0.6
Federal tax credits	(1.1)	(1.0)
Officer's Compensation	1.9	1.0
Uncertain tax position activity	0.5	-
Stock-based compensation	(2.3)	(1.2)
Tax rate changes	-	(0.2)
Other	0.8	(0.4)
Effective tax rate	24.5	22.7

The components of deferred income tax assets and (liabilities) at June 30, 2024, and 2023 are as follows:

Components of deferred income tax assets and liabilities

(In thousands)	2024	2023

Uncertain tax positions	$241	$185
Reserves against current assets	1,408	1,255
Accrued expenses	3,029	3,381
Deferred compensation	2,008	1,459
Stock-based compensation	1,859	1,680
Capitalized R&D	1,985	-
State net operating loss carryover and credits	120	140
Lease Liability	4,187	2,397
Canadian NOL	313	319
U.S. Federal net operating loss carryover and credits	52	258
Deferred income tax asset before valuation allowance	15,202	11,074

Valuation allowance	(108)	(108)
Deferred income tax asset	15,094	10,966

Goodwill, acquisition costs and intangible assets	(3,977)	(3,749)
Depreciation	(2,048)	(1,634)
Right of Use Asset	(4,149)	(2,269)
Deferred income tax liability	(10,174)	(7,652)

Net deferred income tax asset	$4,920	$3,314

The Company has U.S. federal net operating loss carry forward deferred tax asset of $0.2 million at June 30, 2023, with no remaining operating loss carryforward as of June 30, 2024. The Company has deferred tax assets for research and development credits of $0.1 million for both fiscal years ended June 30, 2024, and June 30, 2023.  Utilization of the federal net operating losses and research and development credits are limited by Internal Revenue Code Section 382 but are expected to be realized before expiration.

The Company has Canadian net operating loss carry forward deferred tax assets of $0.3 million for both fiscal years ending June 30, 2024, and June 30, 2023. The $0.3 million deferred tax asset was from the acquisition of JSI and has a 20 year carryforward period.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0.1 million for both fiscal years ending June 30, 2024, and June 30, 2023. A portion of the sate net operating loss carry forward was from the acquisition of JSI in May 2021. A valuation allowance of $0.1 million exists at June 30, 2004, against Oregon tax credits not expected to be used.  The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

At June 30, 2024, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.1 million. The entire uncertain tax position of $0.6 million, net of federal tax benefit, would impact the effective tax rate if recognized.

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

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax expense/(benefit) in both fiscal 2024 and fiscal 2023, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $17,000 and $37,000, respectively, in fiscal 2024, and $500 and $(3,000), respectively, in fiscal 2023. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

Uncertain tax positions

(In thousands)	2024	2023

Balance at the beginning of the fiscal year	$656	$647
Decreases - tax positions in prior period	(63)	(134)
Increase - tax positions in current period	232	143
Balance at end of the fiscal year	$825	$656

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions, and also in Canada, Mexico, Jamaica, and Puerto Rico. In general, the Company is no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2021.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

Cash Payments:	2024	2023
Interest	$1,906	$3,104
Income taxes	$9,571	$9,559

Non-cash investing and financing activities
Issuance of common shares as compensation	$450	$368
Issuance of common shares to fund deferred compensation plan	$1,877	$2,017
Issuance of common shares to fund ESPP plan	$194	$142

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of June 30, 2024, there were no such standby letters of credit issued.

NOTE 15 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2024
Net Sales	$123,441	$109,005	$108,186	$129,007	$469,638
Gross Profit	36,589	31,536	31,210	33,833	133,168
Net Income	8,028	5,906	5,375	5,668	24,977

Earnings per share
Basic	$0.28	$0.20	$0.18	$0.19	$0.86
Diluted	$0.27	$0.20	$0.18	$0.19	$0.83

Range of share prices
High	$16.05	$16.75	$15.47	$16.07	$16.75
Low	$11.90	$12.19	$13.40	$13.97	$11.90

2023
Net Sales	$127,069	$128,804	$117,470	$123,636	$496,979
Gross Profit	34,738	34,140	32,204	35,863	136,945
Net Income	6,262	6,417	4,669	8,414	25,762

Earnings per share
Basic	$0.23	$0.23	$0.16	$0.30	$0.92
Diluted	$0.22	$0.22	$0.16	$0.28	$0.88

Range of share prices
High	$8.81	$12.39	$15.88	$14.12	$15.88
Low	$5.70	$7.10	$12.17	$11.59	$5.70

(a)

The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods. There is no difference between basic and diluted shares due to losses.

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2024, and 2023

(In thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Credit Losses:
Year Ended June 30, 2024	$435	$(8)	$477	$(56)	$848
Year Ended June 30, 2023	$499	$(19)	$-	$(45)	$435

Inventory Obsolescence Reserve:
Year Ended June 30, 2024	$6,288	$1,058	$1,428	$(1,936)	$6,838
Year Ended June 30, 2023	$5,447	$2,496	$-	$(1,655)	$6,288

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2024	$108	$-	$-	$-	$108
Year Ended June 30, 2023	$108	$-	$-	$-	$108

(a)	For Allowance for credit losses, deductions are uncollectible accounts charged off, less recoveries.