Form 10-Q
period 2024-09-30
LSI INDUSTRIES INC
filed 2024-11-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of October 31, 2024, there were 29,838,315 shares of the registrant's common stock, no par value per share, outstanding.

 LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	September 30
	2024	2023

Net sales	$138,095	$123,441

Cost of products and services sold	104,448	86,852

Gross profit	33,647	36,589

Selling and administrative expenses	24,516	25,561

Operating income	9,131	11,028

Interest expense	875	566

Other (income)/expense	(61)	96

Income before income taxes	8,317	10,366

Income tax expense	1,635	2,338

Net income	$6,682	$8,028

Earnings per common share (see Note 5)
Basic	$0.23	$0.28
Diluted	$0.22	$0.27

Weighted average common shares outstanding
Basic	29,593	28,757
Diluted	30,530	29,955

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2024	2023

Net income	$6,682	$8,028

Foreign currency translation adjustment	(109)	(56)

Comprehensive income	$6,573	$7,972

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2024	2024

ASSETS

Current assets

Cash and cash equivalents	$6,969	$4,110

Accounts receivable, less allowance for credit losses of $860 and $848, respectively	80,738	78,626

Inventories	71,262	70,913

Refundable income tax	2,404	3,197

Other current assets	5,517	5,653

Total current assets	166,890	162,499

Property, plant and equipment, at cost
Land	4,010	4,010
Buildings	24,757	24,757
Machinery and equipment	75,433	74,204
Buildings under finance leases	2,033	2,033
Construction in progress	1,161	1,611
	107,394	106,615
Less accumulated depreciation	(75,172)	(73,655)
Net property, plant and equipment	32,222	32,960

Goodwill	57,456	57,397

Intangible assets, net	72,508	73,916

Operating lease right-of-use assets	14,958	15,912

Other long-term assets, net	5,468	6,116

Total assets	$349,502	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2024	2024

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	33,845	32,192
Accrued expenses	42,652	43,444

Total current liabilities	80,068	79,207

Long-term debt	44,118	50,658

Finance lease liabilities	553	636

Operating lease liabilities	10,782	11,267

Other long-term liabilities	2,798	2,677

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,795,636 and 29,222,414 shares, respectively	158,101	156,365
Treasury shares, without par value	(8,755)	(8,895)
Key Executive Compensation	8,755	8,895
Retained earnings	52,989	47,788
Accumulated other comprehensive income	93	202

Total shareholders' equity	211,183	204,355

Total liabilities & shareholders' equity	$349,502	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)
	Common Shares		Treasury Shares		Key Executive		Accumulated Other	Total
	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$28,548	$339	$177,578

Net Income	-	-	-	-	-	8,028	-	8,028
Other comprehensive (loss)	-	-	-	-	-	-	(56)	(56)
Board stock compensation	9	113	-	-	-	-	-	113
ESPP stock awards	3	57	-	-	-	-	-	57
Restricted stock units issued, net of shares withheld for tax withholdings	276	-	-	-	-	-	-	-
Shares issued for deferred compensation	32	438	-	-	-	-	-	438
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense		1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.20 per share	-	-	-	-	-	(1,380)	-	(1,380)

Balance at September 30, 2023	28,878	$151,068	(952)	$(7,583)	$7,583	$35,196	$283	$186,547

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

Net Income	-	-	-	-	-	6,682	-	6,682
Other comprehensive (loss)	-	-	-	-	-	-	(109)	(109)
Board stock compensation	8	113	-	-	-	-	-	113
ESPP stock awards	3	45	-					45
Restricted stock units issued, net of shares withheld for tax withholdings	492	(204)	-	-	-	-	-	(204)
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense		1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.20 per share	-	-	-	-	-	(1,481)	-	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$52,989	$93	$211,183

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	September 30
	2024	2023
Cash Flows from Operating Activities
Net income	$6,682	$8,028
Non-cash items included in net income
Depreciation and amortization	2,940	2,371
Deferred income taxes	742	(681)
Deferred compensation plan	487	437
Stock compensation expense	1,047	1,220
ESPP discount	45	57
Issuance of common shares as compensation	113	113
Loss on disposition of fixed assets	1	47
Allowance for credit losses	29	(9)
Inventory obsolescence reserve	336	262

Changes in certain assets and liabilities:
Accounts receivable	(2,141)	(4,576)
Inventories	(685)	367
Refundable income taxes	793	1,772
Accounts payable	1,653	4,345
Accrued expenses and other	(2,009)	(4,634)
Customer Prepayments	1,813	1,473
Net cash flows provided by operating activities	11,846	10,592

Cash Flows from Investing Activities
Acquisition of EMI	(59)	-
Purchases of property, plant, and equipment	(759)	(1,393)
Net cash flows (used in) investing activities	(818)	(1,393)

Cash Flows from Financing Activities
Payments on long-term debt	(47,101)	(49,362)
Borrowings on long-term debt	40,561	42,831
Cash dividends paid	(1,481)	(1,380)
Shares withheld on employees' taxes	(204)	-
Payments on financing lease obligations	(83)	(77)
Proceeds from stock option exercises	248	549
Net cash flows (used in) financing activities	(8,060)	(7,439)

Change related to Foreign Currency	(109)	(55)
Increase in cash and cash equivalents	2,859	1,705
Cash and cash equivalents at beginning of period	4,110	1,828

Cash and cash equivalents at end of period	$6,969	$3,533

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three-month periods ended September 30, 2024, and 2023, and its cash flows for the three-month periods ended September 30, 2024, and 2023. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2024 Annual Report on Form 10-K. Financial information as of June 30, 2024, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2024 Annual Report on Form 10-K.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2024
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$48,211	$62,094
Products and services transferred over time	10,226	17,564
	$58,437	$79,658

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$47,429	$8,436
Poles and other display solutions elements	10,393	55,703
Project management, installation services, shipping and handling	615	15,519
	$58,437	$79,658

	Three Months Ended
(In thousands)	September 30, 2023
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,652	$39,988
Products and services transferred over time	9,989	15,812
	$67,641	$55,800

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$55,491	$8,933
Poles and other display solutions elements	11,383	34,869
Project management, installation services, shipping and handling	767	11,998
	$67,641	$55,800

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

NOTE 3 - ACQUISITION OF EMI INDUSTRIES, LLC

On April 18, 2024, the Company entered into and consummated the transactions contemplated by an asset purchase agreement with EMI Industries, LLC (EMI), a Florida-based metal and millwork manufacturer of standard and customized fixtures, displays and equipment for the convenience store, supermarket and restaurant industries, for $50.0 million, of which $0.1 million of the purchase price was retained pending a review of the acquired working capital. In the first quarter of fiscal 2025, the company funded an additional $59,000 related to the final settlement of the acquired working capital. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The acquisition of EMI is expected to increase the Company’s total addressable markets within the grocery, quick service restaurant and convenience store verticals. The Company funded the acquisition totaling $49.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

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

(In thousands)	April 18, 2024 as initially reported	Adjustments	April 18, 2024 as adjusted

Accounts Receivable	$11,386	$-	$11,386
Inventory	12,246	-	12,246
Property, Plant and Equipment	7,719	-	7,719
Operating Lease Right-Of-Use Assets	8,734	-	8,734
Other Assets	1,176	-	1,176
Intangible Assets	15,670	-	15,670
Accounts Payable	(7,103)	-	(7,103)
Accrued Expenses	(6,308)	-	(6,308)
Operating Lease Liabilities	(5,987)	-	(5,987)
Identifiable Assets	37,533	-	37,533
Goodwill	12,367	59	12,426
Net Purchase Consideration	$49,900	$59	$49,959

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

(in thousands)	Estimated Fair Value	Estimated Useful Life (Years)

Tradename	$4,880	Indefinite life
Technology assets	3,160	7
Non-compete	140	5
Customer relationships	7,490	20
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

The unaudited pro forma financial information for the twelve months ended June 30, 2024, and June 30, 2023, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The fiscal 2024 unaudited pro forma operating income of $36.3 million excludes acquisition-related expenses of $1.0 million.

(in thousands; unaudited)	Twelve Month Ended June 30
	2024	2023
Sales	$535,849	$578,169

Gross Profit	$141,788	$147,967

Operating Income	$36,303	$38,798

NOTE 4 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s two operating segments are Lighting and Display Solutions, with one executive team under the organizational structure reporting directly to the CODM with responsibilities for managing each segment. Corporate and Eliminations, which captures the Company’s corporate administrative activities, is also reported in the segment information.

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

The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, millwork display fixtures, refrigerated displays, food equipment, countertops, and other custom display elements. These products are used in visual image programs in several markets including the refueling and convenience store markets, parking lot and garage markets, quick-service and casual restaurant market, retail and grocery store, and other retail markets. The Company accesses its customers primarily through a direct sale model utilizing its own sales force. Sales through distribution represents a small portion of Display Solutions sales. The Display Solutions Segment also provides a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2024, or 2023. There was no concentration of accounts receivable at September 30, 2024, or 2023.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2024, and September 30, 2023:

(In thousands)	Three Months Ended
	September 30
	2024	2023
Net Sales:
Lighting Segment	$58,437	$67,641
Display Solutions Segment	79,658	55,800
	$138,095	$123,441

Operating Income (Loss):
Lighting Segment	$5,759	$8,753
Display Solutions Segment	7,708	7,219
Corporate and Eliminations	(4,336)	(4,944)
	$9,131	$11,028

Capital Expenditures:
Lighting Segment	$712	$862
Display Solutions Segment	47	519
Corporate and Eliminations	-	12
	$759	$1,393

Depreciation and Amortization:
Lighting Segment	$1,212	$1,309
Display Solutions Segment	1,635	976
Corporate and Eliminations	93	86
	$2,940	$2,371

	September 30, 2024	June 30, 2024
Identifiable Assets:
Lighting Segment	$125,965	$130,695
Display Solutions Segment	214,534	208,248
Corporate and Eliminations	9,003	9,857
	$349,502	$348,800

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

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended
(In thousands)	September 30
	2024	2023
Lighting Segment inter-segment net sales	$5,984	$6,864
Display Solutions Segment inter-segment net sales	$171	$455

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)	Three Months Ended
	September 30
	2024	2023
BASIC EARNINGS PER SHARE

Net Income	$6,682	$8,028

Weighted average shares outstanding during the period, net of treasury shares	28,514	27,738

Weighted average vested restricted stock units outstanding	90	82

Weighted average shares outstanding in the Deferred Compensation Plan during the period	989	937
Weighted average shares outstanding	29,593	28,757

Basic income per share	$0.23	$0.28

DILUTED EARNINGS PER SHARE

Net Income	$6,682	$8,028

Weighted average shares outstanding

Basic	29,593	28,757

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	937	1,198
Weighted average shares outstanding	30,530	29,955

Diluted income per share	$0.22	$0.27

Anti-dilutive securities (b)	265	-

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2024, and September 30, 2023, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2024	June 30, 2024

Inventories:
Raw materials	$52,608	$52,644
Work-in-progress	6,344	6,244
Finished goods	12,310	12,025
Total Inventories	$71,262	$70,913

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2024	June 30, 2024
Accrued Expenses:
Customer prepayments	$10,291	$8,475
Compensation and benefits	9,256	10,217
Accrued warranty	6,564	6,623
Accrued sales commissions	2,668	3,937
Accrued freight	2,159	2,270
Operating lease liabilities	5,182	5,560
Finance lease liabilities	324	324
Other accrued expenses	6,208	6,038
Total Accrued Expenses	$42,652	$43,444

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of four reporting units that contain goodwill. One reporting unit is within the Lighting Segment and three reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment	Display Solutions Segment	Total
Balance as of September 30, 2024
Goodwill	$70,971	$75,773	$146,744
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2024	$9,208	$48,248	$57,456

Balance as of June 30, 2024
Goodwill	$70,971	$75,714	$146,685
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2024	$9,208	$48,189	$57,397

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

(In thousands)	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$69,573	$22,310	$47,263
Patents	268	268	-
LED technology, software	24,126	17,444	6,682
Trade name	2,658	1,292	1,366
Non-compete	400	185	215
Total Amortized Intangible Assets	$97,025	$41,499	$55,526

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$41,499	$72,508

(In thousands)	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$69,573	$21,332	$48,241
Patents	268	268	-
LED technology, software	24,126	17,058	7,068
Trade name	2,658	1,265	1,393
Non-compete	400	168	232
Total Amortized Intangible Assets	$97,025	$40,091	$56,934

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$40,091	$73,916

(In thousands)	2024	2023

Amortization expense of other intangible assets	$1,408	$1,190

The Company expects to record annual amortization expense as follows:

(In thousands)

2025	$5,739
2026	$5,733
2027	$5,512
2028	$5,125
2029	$4,497
After 2029	$30,328

NOTE 9 - DEBT

The Company’s long-term debt as of September 30, 2024, and June 30, 2024, consisted of the following:

	September 30,	June 30,
(In thousands)	2024	2024

Secured line of credit	$33,415	$38,766
Term loan, net of debt issuance costs of $12 and $14, respectively	14,274	15,463
Total debt	47,689	54,229
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$44,118	$50,658

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due on the last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of September 30, 2024, the Company’s borrowing rate against its revolving line of credit was 6.0%. The increment over the SOFR borrowing rate will be 100 basis points for the second quarter of fiscal 2025. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of September 30, 2024, there was $41.6 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of September 30, 2024.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $1.5 million and $1.4 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.1 million were accrued as of both September 30, 2024, and 2023, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 26, 2024, to shareholders of record as of November 18, 2024. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units ("PSUs") and other awards. Except for Restricted Stock Unit ("RSU") grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,438,315 as of September 30, 2024.

In the three months ended September 30, 2024, the Company granted 160,826 PSUs and 107,217 RSUs, both with a weighted average market value of $14.92. Stock compensation expense was $1.1 million and $1.2 million for both the three months ended September 30, 2024, and 2023, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2025, employees purchased 3,000 shares. At September 30, 2024, 239,000 shares remained available for purchase under the ESPP.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	Three Months Ended
	September 30
	2024	2023
Cash Payments:
Interest	$865	$548
Income taxes	$40	$1,075

Non-cash investing and financing activities
Issuance of common shares as compensation	$113	$113
Issuance of common shares to fund deferred compensation plan	$487	$437
Issuance of common shares to fund ESPP plan	$45	$57

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of September 30, 2024, there were no such standby letters of credit issued.

NOTE 14 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments. The number of operating leases increased in fiscal 2024 as a result of the acquisition of EMI; most of EMI’s operating leases are building leases.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for September 30, 2024, and 2023.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30
(In thousands)	2024	2023
Operating lease cost	$1,622	$906
Financing lease cost:
Amortization of right of use assets	73	73
Interest on lease liabilities	11	15
Variable lease cost	7	22
Sublease income	(39)	-
Total lease cost	$1,674	$1,016

	Three Months Ended
Supplemental Cash Flow Information	September 30
(in thousands)	2024	2023
Cash flows from operating leases
Fixed payments - operating lease cash flows	$1,629	$764
Liability reduction - operating cash flows	$1,380	$680

Cash flows from finance leases
Interest - operating cash flows	$11	$15
Repayments of principal portion - financing cash flows	$83	$77

Operating Leases:	September 30, 2024	June 30, 2024
Total operating right-of-use assets	$14,958	$15,912

Accrued Expenses	5,182	5,560
Long-term operating lease liability	10,782	11,267
Total operating lease liabilities	$15,964	$16,827

Weighted Average remaining Lease Term (in years)	3.35	3.49

Weighted Average Discount Rate	5.93%	5.90%

Financing Leases	September 30, 2024	June 30, 2024
Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	-	41
Accumulated depreciation	(1,282)	(1,232)
Total finance lease assets, net	$751	$842

Accrued expenses (Current liabilities)	$324	$324
Long-term finance lease liability	553	636
Total finance lease liabilities	$877	$960

Weighted Average remaining Lease Term (in years)	2.58	2.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Net Lease Commitments

2025	$5,182	$324	$5,506
2026	5,040	362	5,402
2027	4,107	257	4,364
2028	2,468	-	2,468
2029	560	-	560
Thereafter	374	-	374
Total lease payments	$17,731	$943	$18,674
Less: Interest	(1,767)	(66)	(1,833)
Present Value of Lease Liabilities	$15,964	$877	$16,841

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

	Three Months Ended
	September 30
	2024	2023
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	25.80%	26.80%
Uncertain tax positions	0.8	0.9
Deferred income tax adjustment	2.2	-
Share-based compensation	(9.1)	(5.1)
Effective tax rate	19.7%	22.6%

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2024, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended
	September 30
(In thousands)	2024	2023

Lighting Segment	$58,437	$67,641
Display Solutions Segment	79,658	55,800
Total Net Sales	$138,095	$123,441

Operating Income (Loss) by Business Segment	Three Months Ended
	September 30
(In thousands)	2024	2023

Lighting Segment	$5,759	$8,753
Display Solutions Segment	7,708	7,219
Corporate and Eliminations	(4,336)	(4,944)
Total Operating Income	$9,131	$11,028

Net sales of $138.1 million for the three months ended September 30, 2024, increased 12% as compared to net sales of $123.4 million for the three months ended September 30, 2023. Lighting segment net sales of $58.4 million decreased 14% compared to prior year quarter net sales of $67.6 million. The decline in Lighting segment sales can be attributed to lower large project activity resulting from the lengthening of the conversion period for these large projects, and overall lower non-residential construction activity. Sales growth in the Refueling and Parking market verticals was offset by declines in Warehouse and other large project applications. Net sales in the Display Solutions segment of $79.7 million increased 43% compared to the same quarter last year sales of $55.8 million. The increase in net sales in the Display Solutions segment is the net result of $26.2 million in sales from the acquisition of EMI partially offset by the delayed timing of orders within the Grocery vertical.

Operating income of $9.1 million for the three months ended September 30, 2024, represents a 17% decrease from operating income of $11.0 million in the three months ended September 30, 2023. Adjusted operating income, a Non-GAAP measure, was $11.9 million in the three months ended September 30, 2024, represents a 14% decline compared to $13.9 million in the three months ended September 30, 2023. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The decrease in operating income is the net result of a decrease in sales in the Lighting segment partially offset by an increase in sales in the Display Solutions segment which yield lower margins as a result of product mix.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months ended September 30, 2024, and 2023.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures.  We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, and Free Cash Flow.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, and Net Debt to Adjusted EBITDA.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	September 30
	2024	2023
(In thousands)
Operating income as reported	$9,131	$11,028

Acquisition costs	48	-

Long-term performance based compensation	1,184	1,325

Amortization expense of acquired intangible assets	1,408	1,190

Lease expense on the step-up basis of acquired leases	67	-

Restructuring/severance costs	60	353

Consulting expense: commercial growth opportunities	-	19

Adjusted operating income	$11,898	$13,915

Reconciliation of net income to adjusted net income	Three Months Ended
	September 30
(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS

Net income as reported	$6,682		$0.22	$8,028		$0.27

Long-term performance based compensation	881	(1)	0.03	974	(6)	0.03

Amortization expense of acquired intangible assets	1,042	(2)	0.03	870	(7)	0.03

Restructuring/severance costs	45	(3)	-	256	(8)	0.01

Acquisition costs	36	(4)	-	-		-

Lease expense on the step-up basis of acquired leases	50	(5)	-	-		-

Consulting expense: commercial growth opportunities	-		-	13	(9)	-

Tax rate difference between reported and adjusted net income	(755)		(0.02)	(531)		(0.02)

Net income adjusted	$7,981		$0.26	$9,610		$0.32

Effective in the first quarter of fiscal 2025, LSI will include the amortization expense related to acquired intangible assets as an add-back to its non-GAAP reconciliation. Prior quarter non-GAAP reconciliations have been adjusted accordingly.

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $303

(2) $366

(3) $15

(4) $12

(5) $17

(6) $351

(7) $320

(8) $97

(9) $6

	Three Months Ended
Reconciliation of net income to EBITDA and adjusted EBITDA	September 30
	2024	2023
(In thousands)
Net income - reported	$6,682	$8,028
Income tax	1,635	2,338
Interest expense, net	875	566
Other expense (income)	(61)	96
Operating income as reported	$9,131	$11,028

Depreciation and amortization	2,940	2,371

EBITDA	$12,071	$13,399

Acquisition costs	48	-

Long-term performance based compensation	1,184	1,325

Restructuring/severance costs	60	353

Lease expense on the step-up basis of acquired leases	67	-

Consulting expense: commercial growth opportunities	-	19

Adjusted EBITDA	$13,430	$15,096

	Three Months Ended
Reconciliation of cash flow from operations to free cash flow	September 30
	2024	2023
(In thousands)
Cash flow from operations	$11,846	$10,592

Capital expenditures	(759)	(1,393)

Free cash flow	$11,087	$9,199

Net debt to adjusted EBITDA	September 30
(In thousands)	2024	2023

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	44,118	25,098
Debt as reported	$47,689	$28,669
Less:
Cash and cash equivalents as reported	6,969	3,533

Net debt	$40,720	$25,136

Adjusted EBITDA - Trailing 12 Months	$49,770	$53,408

Net debt to adjusted EBITDA	0.8	0.5

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2024, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Display Solutions Segment
(In thousands)	2024	2023

Net Sales	$79,658	$55,800
Gross Profit	$15,030	$13,310
Operating Income	$7,708	$7,219

Display Solutions Segment net sales of $79.7 million in the three months ended September 30, 2024 increased 43% from net sales of $55.8 million in the same period in fiscal 2024. The increase in net sales in the Display Solutions segment is the net result of $26.2 million in sales from the acquisition of EMI partially offset by the timing of orders within the Grocery vertical.

Gross profit of $15.0 million in the three months ended September 30, 2024 increased 13% from the same period of fiscal 2024. Gross profit as a percentage of net sales in the three months ended September 30, 2024 decreased to 19% from 24% in the same period of fiscal 2024 impacted by product and vertical market mix. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $7.3 million in the three months ended September 30, 2024 increased 20% from the same period of fiscal 2024, primarily driven by the acquisition of EMI and by an investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $7.7 million in the three months ended September 30, 2024 increased 7% from the same period of fiscal 2024. The increase of $0.5 million was driven by the net effect of an increase in net sales partially offset by the gross margin impact of product mix.

Lighting Segment
(In thousands)	2024	2023

Net Sales	$58,437	$67,641
Gross Profit	$18,626	$23,280
Operating Income	$5,759	$8,753

Lighting Segment net sales of $58.4 million in the three months ended September 30, 2024, decreased 14% compared to net sales of $67.6 million in the same period in fiscal 2024. The decline in Lighting segment sales can be attributed to lower large project activity resulting from the lengthening of the conversion period for these large projects, and overall lower non-residential construction activity. Sales growth in the Refueling and Parking market verticals was offset by declines in Warehouse and other large project applications.

Gross profit of $18.6 million in the three months ended September 30, 2024 decreased 20% from the same period of fiscal 2023. The decline in gross profit is attributed to the decline in sales. While overall demand levels were lower in the fiscal first quarter, selling prices and material input costs remain stable.

Operating expenses of $12.9 million in the three months ended September 30, 2024 decreased 11% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Lighting Segment operating income of $5.8 million for the three months ended September 30, 2024 decreased 34% from operating income of $8.8 million in the same period of fiscal 2024 primarily driven by decreased net sales.

Corporate and Eliminations
(In thousands)	2024	2023

Gross (Loss)	$(9)	$(1)
Operating (Loss)	$(4,336)	$(4,944)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.3 million in the three months ended September 30, 2024, decreased 12% from the same period of fiscal 2024. The decrease was primarily the result of cost containment initiatives across several of the Company’s cost categories.

Consolidated Results

The Company reported $0.9 million and $0.6 million of net interest expense in the three months ended September 30, 2024, and September 30, 2023, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI Industries, LLC in the fourth quarter of fiscal 2024 partially offset by decreased borrowing costs. The Company also recorded other income of ($0.1) million and $0.1 million of other expense in the three months ended September 30, 2024, and September 30, 2023, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $1.6 million of income tax expense in the three months ended September 30, 2024 represents a consolidated effective tax rate of 19.6%. The $2.3 million of income tax expense in the three months ended September 30, 2023 represents a consolidated effective tax rate of 22.6%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance based compensation.

The Company reported net income of $6.7 million in the three months ended September 30, 2024 compared to net income of $8.0 million in the three months ended September 30, 2023. Non-GAAP adjusted net income was $8.0 million for the three months ended September 30, 2024, compared to adjusted net income of $9.6 million for the three months ended September 30, 2023 (Refer to the Non-GAAP tables above). The decrease in Non-GAAP adjusted net income is primarily the net result of an increase in net sales offset by the profit margin impact of product mix. Diluted adjusted earnings per share of $0.22 was reported in the three months ended September 30, 2024 compared to $0.27 diluted adjusted earnings per share in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2024 were 30,530,000 shares compared to 29,955,000 shares in the same period last year.

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

At September 30, 2024, the Company had working capital of $86.8 million compared to $83.3 million at June 30, 2024. The ratio of current assets to current liabilities was 2.1 to 1 for both September 30, 2024, and June 30, 2024. The increase in working capital from June 30, 2024, to September 30, 2024, is primarily driven by a $2.1 million increase in net accounts receivable and a $2.9 million increase in cash partially offset by a $0.7 million decrease in refundable income taxes and a $0.9 million increase in current liabilities.

Net accounts receivable was $80.7 million and $78.6 million at September 30, 2024, and June 30, 2024, respectively. DSO decreased to 54 days at September 30, 2024, from 58 days at June 30, 2024.

Net inventories of $71.3 million at September 30, 2024, increased $0.4 million from $70.9 million at June 30, 2024. Lighting Segment net inventory decreased $1.1 million whereas net inventory in the Display Solutions Segment increased $1.5 million to support the growth in backlog resulting from an increase program activity.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $25 million term loan and $75 million remaining in a secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2026. As of September 30, 2024, $41.6 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2025.

The Company generated $11.8 million of cash from operating activities in the three months ended September 30, 2024, compared to $10.6 million of cash generated from operating activities in the same period in fiscal 2024. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company used $0.8 million and $1.4 million of cash related to investing activities in the three months ended September 30, 2024, and September 30, 2023, respectively. The Company continues to invest in equipment and tooling to support sales growth.

The Company had a net use of cash of $8.1 million and $7.4 million related to financing activities in the three months ended September 30, 2024, and September 30, 2023, respectively. The Company continues to generate positive cash flow from its operations in order to pay down its debt and fund its dividend payments to shareholders.

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

Cash Dividends

In November 2024, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 26, 2024, to shareholders of record as of November 18, 2024. The indicated annual cash dividend rate for fiscal 2025 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2024 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since June 30, 2024. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 16 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits:

10.1	Fiscal Year 2025 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2025 Short-Term Incentive Plan (STIP)*++

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
November 8, 2024