Form 10-Q
period 2024-12-31
LSI INDUSTRIES INC
filed 2025-02-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of January 29, 2025, there were 29,921,385 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2024	2023	2024	2023

Net Sales	$147,734	$109,005	$285,829	$232,446

Cost of products and services sold	112,873	77,469	217,321	164,321

Gross profit	34,861	31,536	68,508	68,125

Selling and administrative expenses	26,402	23,717	50,918	49,278

Operating income	8,459	7,819	17,590	18,847

Interest expense	728	453	1,603	1,019
Other expense (income)	382	(29)	322	67

Income before income taxes	7,349	7,395	15,665	17,761

Income tax expense	1,702	1,489	3,336	3,827

Net income	$5,647	$5,906	$12,329	$13,934

Earnings per common share (see Note 5)
Basic	$0.19	$0.20	$0.41	$0.48
Diluted	$0.18	$0.20	$0.40	$0.47

Weighted average common shares outstanding
Basic	29,930	29,024	29,761	28,890
Diluted	30,876	30,043	30,709	29,949

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Net Income	$5,647	$5,906	$12,329	$13,934

Foreign currency translation adjustment	(48)	71	(157)	15

Comprehensive Income	$5,599	$5,977	$12,172	$13,949

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2024	2024

ASSETS

Current assets

Cash and cash equivalents	$4,712	$4,110

Accounts receivable, less allowance for credit losses of $869 and $848, respectively	81,266	78,626

Inventories	69,426	70,913

Refundable income taxes	2,677	3,197

Other current assets	5,324	5,653

Total current assets	163,405	162,499

Property, Plant and Equipment, at cost
Land	4,029	4,010
Buildings	24,729	24,757
Machinery and equipment	76,443	74,204
Buildings under finance leases	2,033	2,033
Construction in progress	987	1,611
	108,221	106,615
Less accumulated depreciation	(76,687)	(73,655)
Net property, plant and equipment	31,534	32,960

Goodwill	57,456	57,397

Other intangible assets, net	71,100	73,916

Operating lease right-of-use assets	15,517	15,912

Other long-term assets, net	5,533	6,116

Total assets	$344,545	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2024	2024

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	32,322	32,192
Accrued expenses	42,655	43,444

Total current liabilities	78,548	79,207

Long-term debt	34,615	50,658

Finance lease liabilities	468	636

Operating lease liabilities	10,694	11,267

Other long-term liabilities	3,105	2,677

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,891,100 and 29,222,414 shares, respectively	159,926	156,365
Treasury shares, without par value	(9,261)	(8,895)
Deferred compensation plan	9,261	8,895
Retained earnings	57,144	47,788
Accumulated other comprehensive income	45	202

Total shareholders' equity	217,115	204,355

Total liabilities & shareholders' equity	$344,545	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income/(Loss)	Earnings	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

Net Income	-	-	-	-	-	-	8,028	8,028
Other comprehensive loss	-	-	-	-	-	(56)	-	(56)
Board stock compensation awards	9	113	-	-	-	-	-	113
ESPP stock Awards	3	57						57
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	32	437	-	-	-	-	-	437
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense		1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.20 per share	-	-	-	-	-	-	(1,380)	(1,380)

Balance at September 30, 2023	28,878	$151,067	(952)	$(7,583)	$7,583	$283	$35,196	$186,546

Net Income	-	-	-	-	-	-	5,906	5,906
Other comprehensive loss	-	-	-	-	-	71	-	71
Board stock compensation awards	7	112	-	-	-	-	-	112
ESPP stock Awards	4	41	-	-	-	-	-	41
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	36	506	-	-	-	-	-	506
Activity of treasury shares, net	-	-	(36)	(505)	-	-	-	(505)
Deferred stock compensation	-	-	-	-	505	-	-	505
Stock-based compensation expense	-	814	-	-	-	-	-	814
Stock options exercised, net	107	628	-	-	-	-	-	628
Dividends — $0.20 per share	-	-	-	-	-	-	(1,446)	(1,446)

Balance at December 31, 2023	29,060	$152,924	(988)	$(8,088)	$8,088	354	$39,656	$192,934

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income/(Loss)	Earnings	Equity

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	202	$47,788	$204,355

Net Income	-	-	-	-	-	-	6,682	6,682
Other comprehensive loss	-	-	-	-	-	(109)	-	(109)
Board stock compensation awards	8	113	-	-	-	-	-	113
ESPP stock Awards	3	45	-	-	-	-	-	45
Restricted stock units issued, net of shares withheld for tax withholdings	492	(204)	-	-	-	-	-	(204)
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense		1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.20 per share	-	-	-	-	-	-	(1,481)	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$93	$52,989	$211,183

Net Income	-	-	-	-	-	-	5,647	5,647
Other comprehensive loss	-	-	-	-	-	(48)	-	(48)
Board stock compensation awards	7	112	-	-	-	-	-	112
ESPP stock Awards	5	65	-	-	-	-	-	65
Restricted stock units issued, net of shares withheld for tax withholdings	26	(374)						(374)
Shares issued for deferred compensation	27	507	-	-	-	-	-	507
Activity of treasury shares, net	-	-	(28)	(506)	-	-	-	(506)
Deferred stock compensation	-	-	-	-	506	-	-	506
Stock-based compensation expense	-	1,141	-	-	-	-	-	1,141
Stock options exercised, net	30	374	-	-	-	-	-	374
Dividends — $0.20 per share	-	-	-	-	-	-	(1,492)	(1,492)

Balance at December 31, 2024	29,891	$159,926	(1,022)	$(9,261)	$9,261	$45	$57,144	$217,115

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2024	2023

Cash Flows from Operating Activities
Net income	$12,329	$13,934
Non-cash items included in net income
Depreciation and amortization	5,958	4,728
Deferred income taxes	558	(591)
Deferred compensation plan	994	943
ESPP discount	110	98
Stock compensation expense	2,188	2,034
Issuance of common shares as compensation	225	225
(Gain) loss on disposition of fixed assets	(17)	141
Allowance for credit losses	21	25
Inventory obsolescence reserve	131	234

Changes in certain assets and liabilities
Accounts receivable	(2,661)	5,496
Inventories	1,356	3,330
Refundable income taxes	223	1,087
Accounts payable	130	(6,070)
Accrued expenses and other	(44)	(6,529)
Customer prepayments	236	783
Net cash flows provided by operating activities	21,737	19,868

Cash Flows from Investing Activities
Acquisition of EMI	(59)	-
Proceeds from the sale of fixed assets	46	26
Purchases of property, plant and equipment	(1,825)	(3,349)
Net cash flows used in investing activities	(1,838)	(3,323)

Cash Flows from Financing Activities
Payments of long-term debt	(96,265)	(96,600)
Borrowings of long-term debt	80,222	82,921
Cash dividends paid	(2,973)	(2,826)
Shares withheld for employees' taxes	(578)	(244)
Payments on financing lease obligations	(168)	(156)
Proceeds from stock option exercises	622	1,177
Net cash flows used in financing activities	(19,140)	(15,728)

Change related to foreign currency	(157)	15

Increase in cash and cash equivalents	602	832

Cash and cash equivalents at beginning of period	4,110	1,828

Cash and cash equivalents at end of period	$4,712	$2,660

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2024, the results of its operations for the three and six-month periods ended December 31, 2024, and 2023, and its cash flows for the six-month periods ended December 31, 2024, and 2023. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2024 Annual Report on Form 10-K. Financial information as of June 30, 2024, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2024 Annual Report on Form 10-K.

Revenue Recognition:

The Company recognizes revenue when it satisfies the performance obligation in its customer contracts or purchase orders. Most of the Company’s products have a single performance obligation which is satisfied at a point in time when control is transferred to the customer. Control is generally transferred at the time of shipment when title and risk of ownership passes to the customer. For customer contracts with multiple performance obligations, the Company allocates the transaction price and any discounts to each performance obligation based on relative standalone selling prices. Payment terms are typically within 30 to 90 days from the shipping date, depending on the terms with the customer. The Company offers standard warranties that do not represent separate performance obligations.

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

A number of the Company's display solutions and select lighting products are customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore recognizes revenue over time. The customized product types are as follows:

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	December 31, 2024		December 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$48,366	$68,046	$54,619	$29,268
Products and services transferred over time	9,844	21,478	10,176	14,942
	$58,210	$89,524	$64,795	$44,210

	Three Months Ended
	December 31, 2024		December 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$47,580	$9,310	$53,116	$8,791
Poles, other display solution elements	9,945	60,726	10,968	24,829
Project management, installation services, shipping and handling	685	19,488	711	10,590
	$58,210	$89,524	$64,795	$44,210

	Six Months Ended
	December 31, 2024		December 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$96,577	$130,140	$112,271	$69,256
Products and services transferred over time	20,069	39,043	20,165	30,754
	$116,646	$169,183	$132,436	$100,010

	Six Months Ended
	December 31, 2024		December 31, 2023
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$95,009	$17,746	$108,607	$17,724
Poles, other display solution elements	20,338	116,429	22,351	59,698
Project management, installation services, shipping and handling	1,299	35,008	1,478	22,588
	$116,646	$169,183	$132,436	$100,010

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

NOTE 3 — ACQUISITION OF EMI INDUSTRIES, LLC

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

The Company accounted for this transaction as a business combination. The Company has allocated the purchase price of approximately $49.9 million which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2025, as well as the potential revision resulting from the finalization of pre-acquisition tax filings. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of April 18, 2024, is as follows:

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

	Twelve Months Ended June 30
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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and six months ended December 31, 2024, or 2023. There was no concentration of accounts receivable at December 31, 2024, or 2023.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2024, and December 31, 2023:

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2024	2023	2024	2023
Net Sales:
Lighting Segment	$58,210	$64,795	$116,646	$132,436
Display Solutions Segment	89,524	44,210	169,183	100,010
	$147,734	$109,005	$285,829	$232,446

Operating Income (Loss):
Lighting Segment	$5,972	$8,856	$11,731	$17,609
Display Solutions Segment	$8,127	3,302	15,834	10,521
Corporate and Eliminations	(5,640)	(4,339)	(9,975)	(9,283)
	$8,459	$7,819	$17,590	$18,847

Capital Expenditures:
Lighting Segment	$509	$1,151	$1,221	$2,013
Display Solutions Segment	$529	529	576	1,048
Corporate and Eliminations	28	276	28	288
	$1,066	$1,956	$1,825	$3,349

Depreciation and Amortization:
Lighting Segment	$1,281	$1,293	$2,493	$2,602
Display Solutions Segment	$1,656	989	3,291	1,965
Corporate and Eliminations	$81	75	174	161
	$3,018	$2,357	$5,958	$4,728

	December 31, 2024	June 30, 2024
Total Assets:
Lighting Segment	$119,006	$130,695
Display Solutions Segment	215,824	208,248
Corporate and Eliminations	9,715	9,857
	$344,545	$348,800

The segment net sales reported above represent sales to external customers. Segment operating income, which is used in management’s evaluation of segment performance, represents net sales less all operating expenses. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on intersegment revenues. Any inter-segment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2024	2023	2024	2023
Lighting Segment inter-segment net sales	$6,053	$5,286	$12,037	$12,150

Display Solutions Segment inter-segment net sales	$133	$(15)	$304	$440

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2024	2023	2024	2023

BASIC EARNINGS PER SHARE

Net income	$5,647	$5,906	$12,329	$13,934

Weighted average shares outstanding during the period, net of treasury shares	28,848	27,979	28,681	27,858
Weighted average vested restricted stock units outstanding	72	76	81	78
Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,010	969	999	954
Weighted average shares outstanding	29,930	29,024	29,761	28,890

Basic earnings per common share	$0.19	$0.20	$0.41	$0.48

DILUTED EARNINGS PER SHARE

Net income	$5,647	$5,906	$12,329	$13,934

Weighted average shares outstanding:

Basic	29,930	29,024	29,761	28,890

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	946	1,019	948	1,059
Weighted average shares outstanding	30,876	30,043	30,709	29,949

Diluted earnings per common share	$0.18	$0.20	$0.40	$0.47

Anti-dilutive securities (b)	265	-	265	-

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2024, and December 31, 2023, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2024	2024

Inventories:
Raw materials	$49,388	$52,644
Work-in-progress	6,891	6,244
Finished goods	13,147	12,025
Total Inventories	$69,426	$70,913

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2024	2024

Accrued Expenses:
Customer prepayments	$8,714	$8,475
Compensation and benefits	9,110	9,704
Accrued warranty	6,653	6,623
Operating lease liabilities	5,619	5,560
Accrued sales commissions	2,691	3,937
Accrued Freight	2,353	2,270
Accrued FICA	492	513
Finance lease liabilities	327	324
Other accrued expenses	6,696	6,038
Total Accrued Expenses	$42,655	$43,444

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill and indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill and indefinite-lived assets are impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. The estimation of the fair value of the reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of December 31, 2024
Goodwill	$70,971	$75,773	$146,744
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2024	$9,208	$48,248	$57,456

Balance as of June 30, 2024
Goodwill	$70,971	$75,714	$146,685
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2024	$9,208	$48,189	$57,397

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	December 31, 2024
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$69,573	$23,227	$46,346
Patents	268	268	-
LED technology firmware, software	24,126	17,876	6,250
Trade name	2,658	1,319	1,339
Non-compete	400	217	183
Total Amortized Intangible Assets	97,025	42,907	54,118

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$42,907	$71,100

Other Intangible Assets	June 30, 2024
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$69,573	$21,332	$48,241
Patents	268	268	-
LED technology firmware, software	24,126	17,058	7,068
Trade name	2,658	1,265	1,393
Non-compete	400	168	232
Total Amortized Intangible Assets	97,025	40,091	56,934

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$40,091	$73,916

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Amortization Expense of Other Intangible Assets	$1,408	$1,190	$2,816	$2,380

The Company expects to record annual amortization expense as follows:

(In thousands)
2025	$5,739
2026	$5,733
2027	$5,512
2028	$5,125
2029	$4,497
After 2029	$30,328

NOTE 9 - DEBT

The Company’s long-term debt as of December 31, 2024, and June 30, 2024, consisted of the following:

	December 31,	June 30,
(In thousands)	2024	2024

Secured line of credit	$24,803	$38,766
Term loan, net of debt issuance costs of $10 and $14, respectively	13,383	15,463
Total debt	$38,186	$54,229
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$34,615	$50,658

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of December 31, 2024, the Company’s borrowing rate against its revolving line of credit was 5.7%. The increment over the SOFR borrowing rate will be 100 basis points for the third quarter of fiscal 2025. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of December 31, 2024, there was $50.2 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of December 31, 2024.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $3.0 million and $2.8 million for the six months ended December 31, 2024, and December 31, 2023, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.1million were accrued as of both December 31, 2024, and 2023, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 11, 2025, to shareholders of record as February 3, 2025. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units ("PSUs") and other awards. Except for Restricted Stock Unit ("RSU") grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,403,708 as of December 31, 2024.

In the first quarter of fiscal 2025, the Company granted 160,826 PSUs and 107,217 RSUs, both with a weighted average market value of $14.92. Stock compensation expense was $1.1 million and $0.8 million for the three months ended December 31, 2024, and 2023, respectively, and $2.2 million and $2.0 million in the six months ended December 31, 2024, and 2023, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2025, employees purchased 8,000 shares. At December 31, 2024, 234,000 shares remained available for purchase under the ESPP.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2024	2023
Cash Payments:
Interest	$1,460	$1,006
Income taxes	$2,321	$3,375

Non-cash investing and financing activities
Issuance of common shares as compensation	$225	$225
Issuance of common shares to fund deferred compensation plan	$994	$943
Issuance of common shares to fund ESPP plan	$110	$98

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of December 31, 2024, there were no such standby letters of credit issued.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for December 31, 2024, and 2023.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Operating lease cost	$1,610	$993	$3,231	$1,900
Financing lease cost:
Amortization of right of use assets	73	73	145	146
Interest on lease liabilities	10	14	22	28
Variable lease cost	-	22	7	44
Sublease income	-	(116)	(39)	(232)
Total lease cost	$1,693	$986	$3,366	$1,886

Supplemental Cash Flow Information:	Six Months Ended
	December 31
(In thousands)	2024	2023

Cash flows from operating leases
Fixed payments - operating cash flows	$3,298	$1,778
Liability reduction - operating cash flows	$2,813	$1,537

Cash flows from finance leases
Interest - operating cash flows	$21	$28
Repayments of principal portion - financing cash flows	$168	$156

Operating Leases:	December 31,	June 30,
	2024	2024

Total operating right-of-use assets	$15,517	$15,912

Accrued expenses (Current liabilities)	$5,619	$5,560
Long-term operating lease liability	10,694	11,267
Total operating lease liabilities	$16,313	$16,827

Weighted Average remaining Lease Term (in years)	3.40	3.49

Weighted Average Discount Rate	5.82%	5.90%

Finance Leases:	December 31,	June 30,
	2024	2024

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	-	41
Accumulated depreciation	(1,355)	(1,232)
Total finance lease assets, net	$678	$842

Accrued expenses (Current liabilities)	$327	$324
Long-term finance lease liability	468	636
Total finance lease liabilities	$795	$960

Weighted Average remaining Lease Term (in years)	2.33	2.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2025	$5,619	$327	$(38)	$5,908
2026	5,360	362	-	5,722
2027	4,337	150	-	4,487
2028	1,319	-	-	1,319
2029	972	-	-	972
Thereafter	489	-	-	489
Total lease payments	$18,096	$839	$(38)	$18,897
Less: Interest	(1,783)	(44)		(1,827)
Present Value of Lease Liabilities	$16,313	$795		$17,070

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	26.7%	25.6%	26.2%	26.3%
Uncertain tax positions	(1.5)	(2.8)	(0.2)	(0.6)
Deferred Income Tax Adjustment	-	-	1.1	-
Share-based compensation	(2.0)	(2.7)	(5.8)	(4.2)
Effective tax rate	23.2%	20.1%	21.3%	21.5%

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Lighting Segment	$58,210	$64,795	$116,646	$132,436
Display Solutions Segment	89,524	44,210	169,183	100,010
	$147,734	$109,005	$285,829	$232,446

Operating Income (Loss) by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Lighting Segment	$5,972	$8,856	$11,731	$17,609
Display Solutions Segment	8,127	3,302	15,834	10,521
Corporate and Eliminations	(5,640)	(4,339)	(9,975)	(9,283)
	$8,459	$7,819	$17,590	$18,847

Net sales of $147.7 million for the three months ended December 31, 2024, increased 36% as compared to net sales of $109.0 million for the three months ended December 31, 2023. The increase in net sales was attributed to a $45.3 million or 103% increase in net sales of the Display Solutions Segment, partially offset by a $6.6 million or 10% decline in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 50% driven by increased sales across all product categories and vertical markets supported mostly by the grocery, refueling/ C-Store, and QSR verticals. The Company’s recent acquisition of EMI contributed an additional $23.4 million of the quarter-over-quarter sales growth of the Display Solutions Segment. The decline in sales in the Lighting Segment is attributed to the comparison of quarter-over-quarter sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects, including a new EV plant complex that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity increased over the prior year period.

Net sales of $285.8 million for the six months ended December 31, 2024, increased 23% as compared to net sales of $232.4 million for the six months ended December 31, 2023. The increase in net sales was attributed to a $69.2 million or 69% increase in net sales of the Display Solutions Segment, partially offset by a $15.8 or 12% decline in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 20% driven by increased sales across all product categories and vertical markets supported mostly by the grocery, refueling/ c-Store, and QSR verticals. The Company’s recent acquisition of EMI contributed an additional $49.6 million of the year-over-year sales growth of the Display Solutions Segment. The decline in sales in the Lighting Segment is attributed to the comparison of year-over-year sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects, including a new EV plant complex that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity increased over the prior year period.

Operating income of $8.5 million for the three months ended December 31, 2024, represents an 8% increase in operating income of $7.8 million in the three months ended December 31, 2023. Adjusted operating income, a Non-GAAP measure, was $11.7 million in the three months ended December 31, 2024, compared to $9.9 million in the three months ended December 31, 2023. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in net sales contributed to the increase in operating profit which was partially offset by a change in product mix between the Lighting Segment and Display Solutions Segment product lines.

Operating income of $17.6 million for the six months ended December 31, 2024, represents a 7% decrease from operating income of $18.8 million in the six months ended December 31, 2023. Adjusted operating income, a Non-GAAP financial measure, was $23.6 million in the six months ended December 31, 2024, compared to adjusted operating income of $23.8 million in the six months ended December 31, 2023. The increase in net sales was offset by a change in product mix between the Lighting Segment and Display Solutions Segment product lines. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months and six ended December 31, 2024, and 2023.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, Free Cash Flow, and organic sales growth.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	December 31
	2024	2023
(In thousands)

Operating income as reported	$8,459	$7,819

Long-term performance based compensation	1,669	849

Amortization expense of acquired intangible assets	1,408	1,190

Lease expense on the step-up basis of acquired leases	69	-

Restructuring/severance costs	-	35

Consulting expense: commercial growth opportunities	81	-

Adjusted operating income	$11,686	$9,893

Reconciliation of net income to adjusted net income	Three Months Ended
	December 31
(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS

Net income as reported	$5,647		$0.18	$5,906		$0.20

Long-term performance based compensation	1,294	(1)	0.04	625	(5)	0.02

Amortization expense of acquired intangible assets	1,090	(2)	0.04	885	(6)	0.03

Restructuring/severance costs	-		-	34	(7)	-

Lease expense on the step-up basis of acquired leases	53	(3)	-	-		-

Consulting expense: commercial growth opportunities	62	(4)	-	-		-

Tax rate difference between reported and adjusted net income	(150)		-	(201)		(0.01)

Net income adjusted	$7,996		$0.26	$7,249		$0.24

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

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $375

(2) $318

(3) $16

(4) $19

(5) $224

(6) $305

(7) $1

	Six Months Ended
Reconciliation of operating income to adjusted operating income:	December 31
	2024	2023
(In thousands)

Operating income as reported	$17,590	$18,847

Acquisition costs	48	-

Long-term performance based compensation	2,853	2,174

Amortization expense of acquired intangible assets	2,816	2,380

Lease expense on the step-up basis of acquired leases	136	-

Restructuring/severance costs	60	388

Consulting expense: commercial growth opportunities	81	19

Adjusted operating income	$23,584	$23,808

Reconciliation of net income to adjusted net income	Six Months Ended
	December 31
(In thousands, except per share data)	2024			2023
			Diluted EPS			Diluted EPS

Net income as reported	$12,329		$0.40	$13,934		$0.47

Long-term performance based compensation	2,161	(1)	0.07	1,599	(7)	0.05

Amortization expense of acquired intangible assets	2,132	(2)	0.07	1,755	(8)	0.06

Restructuring/severance costs	45	(3)	-	290	(9)	0.01

Acquisition costs	50	(4)	-	-		-

Lease expense on the step-up basis of acquired leases	103	(5)	0.01	-		-

Consulting expense: commercial growth opportunities	62	(6)	-	13	(10)	-

Tax rate difference between reported and adjusted net income	(905)		(0.03)	(732)		(0.03)

Net income adjusted	$15,977		$0.52	$16,859		$0.56

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

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $692

(2) $684

(3) $15

(4) ($2)

(5) $33

(6) $19

(7) $575

(8) $625

(9) $98

(10) $6

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023
Net Income - Reported	$5,647	$5,906	$12,329	$13,934

Income Tax	1,702	1,489	3,336	3,827
Interest Expense, Net	728	453	1,603	1,019
Other (Income) Expense	382	(29)	322	67
Operating Income as reported	$8,459	$7,819	$17,590	$18,847

Depreciation and Amortization	3,018	2,357	5,958	4,728

EBITDA	$11,477	$10,176	$23,548	$23,575

Long-term performance based compensation	1,669	849	2,853	2,174
Restructuring/severance costs	-	-	60	19
Lease expense on the step-up basis of acquired leases	69	-	136	-
Consulting expense: commercial growth opportunities	81	-	81	-
Acquisition costs	-	35	48	388

Adjusted EBITDA	$13,296	$11,060	$26,726	$26,156

Reconciliation of cash flow from operations to free cash flow	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2024	2023	2024	2023

Cash Flow from Operations	$9,891	$9,276	$21,737	$19,868

Capital expenditures	(1,066)	(1,956)	(1,825)	(3,349)
			`
Free Cash Flow	$8,825	$7,320	$19,912	$16,519

Net Debt to Adjusted EBITDA	December 31	June 30
(In thousands)	2024	2024

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	34,615	50,658
Total Debt	38,186	54,229
Less: Cash and cash equivalents	(4,712)	(4,110)

Net Debt	$33,474	$50,119

Adjusted EBITDA - Trailing 12 Months	$52,006	$51,436

Net Debt to Adjusted EBITDA	0.6	1.0

	Three Months Ended				Six Months Ended
Organic compared to Inorganic Sales	Dec 2024	Dec 2023	% Variance		Dec 2024	Dec 2023	% Variance

Lighting Segment	$58,210	$64,796	-10%		$116,646	$132,437	-12%
Display Solutions Segment
- Comparable Display Solutions Sales	66,133	44,209	50%		119,588	100,010	20%
- EMI	23,391	-			49,595	-
Total Display Solutions Sales	89,524	44,209	103%		169,183	100,010	69%
Total net sales	147,734	109,005	36%		285,829	232,447	23%
Less:
EMI	23,391	-		`	49,595	-
Total organic net sales	$124,343	$109,005	14%		$236,234	$232,447	2%

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2024, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2023

Display Solutions Segment	Three Months Ended
	December 31
(In thousands)	2024	2023

Net Sales	$89,524	$44,210
Gross Profit	$15,820	$8,838
Operating Income	$8,127	$3,302

Display Solutions net sales of $89.5 million increased 103% from same period in fiscal 2024. This segment generated organic growth of 50% driven by increased sales across all major product categories and vertical markets supported mostly by the grocery, refueling/ c-Store, and QSR verticals. The Company’s recent acquisition of EMI also contributed $23.4 million of the quarter-over-quarter sales growth of the Display Solutions Segment.

Gross profit of $15.8 million in the three months ended December 31, 2024 increased 79% from the same period of fiscal 2024. Gross profit as a percentage of net sales in the three months ended December 31, 2024 decreased to 18% from 20% in the same period of fiscal 2024 impacted by product and vertical market mix. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $7.7 million in the three months ended December 31, 2024 increased 39% from the same period of fiscal 2024, primarily driven by the acquisition of EMI and by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $8.1 million in the three months ended December 31, 2024 increased 146% from the same period of fiscal 2024. The increase in operating income of $4.8 million was driven by the net effect of an increase in net sales partially offset by the gross margin impact of product mix.

Lighting Segment	Three Months Ended
	December 31
(In thousands)	2024	2023

Net Sales	$58,210	$64,795
Gross Profit	$19,034	$22,698
Operating Income	$5,972	$8,856

Lighting Segment net sales of $58.2 million in the three months ended December 31, 2024, decreased 10% compared to net sales of $64.8 million in the same period in fiscal 2024. The decline in sales is attributed to the comparison of quarter-over-quarter sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects, including a new EV plant complex that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity increased over the prior year period.

Gross profit of $19.0 million in the three months ended December 31, 2024 decreased 16% from the same period of fiscal 2024. The decline in gross profit is attributed to the decline in sales. While overall demand levels were lower in the fiscal second quarter, selling prices and material input costs remain stable.

Operating expenses of $13.1 million in the three months ended December 31, 2024 decreased 6% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Lighting Segment operating income of $6.0 million for the three months ended December 31, 2024 decreased 33% from operating income of $8.9 million in the same period of fiscal 2024 primarily driven by decreased net sales.

Corporate and Eliminations	Three Months Ended
	December 31
(In thousands)	2024	2023

Gross Profit	$7	$-
Operating (Loss)	$(5,640)	$(4,339)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $5.6 million in the three months ended December 31, 2024, increased 30% from the same period of fiscal 2024. The increase in expense is primarily the result of continued investment in commercial initiatives to support the growth of the Company. Also contributing to the quarter-over-quarter change was an increase in employee benefit costs.

Consolidated Results

The Company reported $0.7 million and $0.5 million of net interest expense in the three months ended December 31, 2024, and December 31, 2023, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI in the fourth quarter of fiscal 2024 partially offset by decreased borrowing costs. The Company also recorded other income of $0.4 million of other (income) in the three months ended December 31, 2024, of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $1.7 million of income tax expense in the three months ended December 31, 2024 represents a consolidated effective tax rate of 23.2%. The $1.5 million of income tax expense in the three months ended December 31, 2023 represents a consolidated effective tax rate of 20.1%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance based compensation.

The Company reported net income of $5.6 million in the three months ended December 31, 2024 compared to net income of $5.9 million in the three months ended December 31, 2023. Non-GAAP adjusted net income was $8.0 million for the three months ended December 31, 2024, compared to adjusted net income of $7.3 million for the three months ended December 31, 2023 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in net sales partially offset by the profit margin impact of product mix. Diluted adjusted earnings per share of $0.18 was reported in the three months ended December 31, 2024 compared to $0.20 diluted adjusted earnings per share in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2024 were 30,876,000 shares compared to 30,043,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2024, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2023

Display Solutions Segment	Six Months Ended
	December 31
(In thousands)	2024	2023

Net Sales	$169,183	$100,010
Gross Profit	$30,851	$22,148
Operating Income	$15,834	$10,521

Display Solutions net sales of $169.2 million increased 69% from same period in fiscal 2024. This segment generated organic growth of 20% driven by increased sales across all major product categories and vertical markets supported mostly by the grocery, refueling/ c-Store, and QSR verticals. The Company’s recent acquisition of EMI also contributed $49.6 million of the year-over-year sales growth of the Display Solutions Segment.

Gross profit of $30.9 million in the six months ended December 31, 2024 increased 39% from the same period of fiscal 2024. Gross profit as a percentage of net sales in the six months ended December 31, 2024 decreased to 18% from 22% in the same period of fiscal 2024 impacted by product and vertical market mix. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $15.0 million in the six months ended December 31, 2024 increased 29% from the same period of fiscal 2024, primarily driven by the acquisition of EMI and by continued investment in commercial initiatives to drive growth.

Operating income of $15.8 million in the six months ended December 31, 2024 increased 51% from the same period of fiscal 2024. The increase in operating income of 5.3 million was driven by the net effect of an increase in net sales partially offset by the gross margin impact of product mix.

Lighting Segment	Six Months Ended
	December 31
(In thousands)	2024	2023

Net Sales	$116,646	$132,436
Gross Profit	$37,658	$45,978
Operating Income	$11,731	$17,609

Lighting Segment net sales of $116.6 million in the six months ended December 31, 2024, decreased 12% compared to net sales of $132.4 million in the same period in fiscal 2024. The decline in sales in the Lighting Segment is attributed to the comparison of year-over-year sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects, including a new EV plant complex that did not repeat in fiscal 2025. Contributing to the decline in large projects was the lengthening of the conversions cycle for these large projects. While there was a decline in large lighting projects, small project activity increased over the prior year period.

Gross profit of $37.7 million in the three months ended December 31, 2024 decreased 18% from the same period of fiscal 2024. The decline in gross profit is attributed to the decline in sales. While overall demand levels were lower in the first half of fiscal 2025, selling prices and material input costs remain stable.

Operating expenses of $25.9 million in the six months ended December 31, 2024 decreased 9% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Lighting Segment operating income of $11.7 million for the six months ended December 31, 2024 decreased 33% from operating income of $17.6 million in the same period of fiscal 2024 primarily driven by decreased net sales.

Corporate and Eliminations	Six Months Ended
	December 31
(In thousands)	2024	2023

Gross Profit (Loss)	$(1)	$(1)
Operating (Loss)	$(9,975)	$(9,283)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $10.0 million in the six months ended December 31, 2024, increased 7% from the same period of fiscal 2024. The increase in expense is the result of an increase in investment in commercial initiatives to support the growth of the Company. Also contributing to the year-over-year change was an increase in employee benefit costs.

Consolidated Results

The Company reported $1.6 million and $1.0 million of net interest expense in the six months ended December 31, 2024, and December 31, 2023, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI in the fourth quarter of fiscal 2024 partially offset by decreased borrowing costs. The Company also recorded other income of $0.3 million and $0.1 million in the six months ended December 31, 2024, and December 31, 2023, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $3.3 million of income tax expense in the six months ended December 31, 2024 represents a consolidated effective tax rate of 21.3%. The $3.8 million of income tax expense in the six months ended December 31, 2023 represents a consolidated effective tax rate of 21.5%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance based compensation.

The Company reported net income of $12.3 million in the six months ended December 31, 2024 compared to net income of $13.9 million in the six months ended December 31, 2023. Non-GAAP adjusted net income was $16.0 million for the six months ended December 31, 2024, compared to adjusted net income of $16.9 million for the six months ended December 31, 2023 (Refer to the Non-GAAP tables above). The decrease in Non-GAAP adjusted net income is primarily the net result of an increase in net sales offset by the profit margin impact of product mix. Diluted adjusted earnings per share of $0.40 was reported in the six months ended December 31, 2024 compared to $0.47 diluted adjusted earnings per share in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2024 were 30,876,000 shares compared to 29,949,000 shares in the same period last year.

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

At December 31, 2024, the Company had working capital of $84.9 million compared to $83.3 million at June 30, 2024. The ratio of current assets to current liabilities was 2.1 to 1 for both December 31, 2024, and June 30, 2024. The increase in working capital from June 30, 2024, to December 31, 2024, was primarily driven by a $2.6 million increase in net accounts receivable partially offset by a $1.5 million decrease in net inventory.

Net accounts receivable was $81.2 million and $78.6 million at December 31, 2024, and June 30, 2024, respectively. DSO decreased to 52 days at December 31, 2024, from 58 days at June 30, 2024.

Net inventories of $69.4 million at December 31, 2024, decreased $1.5 million from $70.9 million at June 30, 2024. Lighting Segment net inventory decreased $1.7 million whereas net inventory in the Display Solutions Segment increased $0.2 million to support the growth in backlog resulting from an increase program activity.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $25 million term loan and $75 million remaining in a secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. As of December 31, 2024, $50.2 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2025.

The Company generated $21.7 million of cash from operating activities in the six months ended December 31, 2024, compared to $19.9 million of cash generated from operating activities in the same period in fiscal 2024. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company invested $1.8 million and $3.3 million of cash related to investing activities in the six months ended December 31, 2024, and December 31, 2023, respectively. The Company continues to invest in equipment and tooling to support sales growth.

The Company had a net use of cash of $19.1 million and $15.7 million related to financing activities in the six months ended December 31, 2024, and December 31, 2023, respectively. The Company continues to generate positive cash flow from its operations in order to pay down its debt and fund its dividend payments to shareholders.

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

Cash Dividends

In January 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 11, 2025, to shareholders of record as of February 3, 2025. The indicated annual cash dividend rate for fiscal 2025 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

19.1	Insider trading Policy Amended and Restated effective January 22, 2025

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
(Principal Financial and Accounting Officer)
February 7, 2025