Form 10-Q
period 2025-03-31
LSI INDUSTRIES INC
filed 2025-05-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of April 30, 2025, there were 30,004,460 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands, except per share data)	2025	2024	2025	2024

Net Sales	$132,481	$108,186	$418,310	$340,632

Cost of products and services sold	99,638	76,976	316,959	241,297

Gross profit	32,843	31,210	101,351	99,335

Selling and administrative expenses	26,608	23,550	77,526	72,828

Operating income	6,235	7,660	23,825	26,507

Interest expense	661	134	2,264	1,153

Other (income) expense	(22)	75	300	142

Income before income taxes	5,596	7,451	21,261	25,212

Income tax expense	1,713	2,076	5,049	5,903

Net income	$3,883	$5,375	$16,212	$19,309

Earnings per common share (see Note 4)
Basic	$0.13	$0.18	$0.54	$0.67
Diluted	$0.13	$0.18	$0.53	$0.64

Weighted average common shares outstanding
Basic	30,003	29,163	29,841	28,981
Diluted	30,966	30,122	30,790	30,005

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024

Net Income	$3,883	$5,375	$16,212	$19,309

Foreign currency translation adjustment	262	31	105	46

Comprehensive Income	$4,145	$5,406	$16,317	$19,355

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2025	2024

ASSETS

Current assets

Cash and cash equivalents	$4,301	$4,110

Accounts receivable, less allowance for credit losses of $1,291 and $848, respectively	98,046	78,626

Inventories	74,462	70,913

Refundable income taxes	2,893	3,197

Other current assets	5,809	5,653

Total current assets	185,511	162,499

Property, Plant and Equipment, at cost
Land	4,029	4,010
Buildings	24,778	24,757
Machinery and equipment	77,637	74,204
Buildings under finance leases	2,033	2,033
Construction in progress	1,026	1,611
	109,503	106,615
Less accumulated depreciation	(78,249)	(73,655)
Net property, plant and equipment	31,254	32,960

Goodwill	63,204	57,397

Other intangible assets, net	79,607	73,916

Operating lease right-of-use assets	17,682	15,912

Other long-term assets, net	7,307	6,116

Total assets	$384,565	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
(In thousands, except shares)	2025	2024

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	43,751	32,192
Accrued expenses	41,870	43,444

Total current liabilities	89,192	79,207

Long-term debt	51,789	50,658

Finance lease liabilities	383	636

Operating lease liabilities	13,162	11,267

Other long-term liabilities	8,326	2,677

Commitments and contingencies (Note 14)	-	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 29,987,826 and 29,222,414 shares, respectively	161,875	156,365
Treasury shares, without par value	(9,665)	(8,895)
Deferred compensation plan	9,665	8,895
Retained earnings	59,531	47,788
Accumulated other comprehensive income	307	202

Total shareholders' equity	221,713	204,355

Total liabilities & shareholders' equity	$384,565	$348,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$339	$28,548	$177,578

Net Income	-	-	-	-	-	-	8,028	8,028
Other comprehensive gain	-	-	-	-	-	(56)	-	(56)
Board stock compensation	9	113	-	-	-	-	-	113
ESPP stock Awards	3	57	-	-	-	-	-	57
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	32	437	-	-	-	-	-	437
Activity of treasury shares, net	-	-	(30)	(417)	-	-	-	(417)
Deferred stock compensation	-	-	-	-	417	-	-	417
Stock-based compensation expense	-	1,220	-	-	-	-	-	1,220
Stock options exercised, net	70	549	-	-	-	-	-	549
Dividends — $0.05 per share	-	-	-	-	-	-	(1,380)	(1,380)

Balance at September 30, 2023	28,602	$151,067	(952)	$(7,583)	$7,583	$283	$35,196	$186,546

Net Income	-	-	-	-	-	-	5,906	5,906
Other comprehensive gain	-	-	-	-	-	71	-	71
Board stock compensation	7	112	-	-	-	-	-	112
ESPP stock Awards	4	41	-	-	-	-	-	41
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	36	506	-	-	-	-	-	506
Activity of treasury shares, net	-	-	(36)	(505)	-	-	-	(505)
Deferred stock compensation	-	-	-	-	505	-	-	505
Stock-based compensation expense	-	814	-	-	-	-	-	814
Stock options exercised, net	107	628	-	-	-	-	-	628
Dividends — $0.05 per share	-	-	-	-	-	-	(1,446)	(1,446)

Balance at December 31, 2023	28,784	$152,924	(988)	$(8,088)	$8,088	354	$39,656	$192,934

Net Income	-	-	-	-	-	-	5,375	5,375
Other comprehensive gain	-	-	-	-	-	31	-	31
Board stock compensation awards	8	113	-	-	-	-	-	113
ESPP stock Awards	4	47	-	-	-	-	-	47
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	29	431	-	-	-	-	-	431
Activity of treasury shares, net	-	-	(31)	(432)	-	-	-	(432)
Deferred stock compensation	-	-	-	-	432	-	-	432
Stock-based compensation expense	-	927	-	-	-	-	-	927
Stock options exercised, net	12	93	-	-	-	-	-	93
Dividends — $0.05 per share	-	-	-	-	-	-	(1,454)	(1,454)

Balance at March 31, 2024	28,837	$154,475	(1,019)	$(8,520)	$8,520	385	$43,577	$198,437

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income	Earnings	Equity

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$202	$47,788	$204,355

Net Income	-	-	-	-	-	-	6,682	6,682
Other comprehensive loss	-	-	-	-	-	(109)	-	(109)
Board stock compensation	8	113	-	-	-	-	-	113
ESPP stock awards	3	45	-	-	-	-	-	45
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense	-	1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.05 per share	-	-	-	-	-	-	(1,481)	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$93	$52,989	$211,183

Net Income	-	-	-	-	-	-	5,647	5,647
Other comprehensive gain	-	-	-	-	-	(48)	-	(48)
Board stock compensation	7	112	-	-	-	-	-	112
ESPP stock awards	5	65	-	-	-	-	-	65
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	27	507	-	-	-	-	-	507
Activity of treasury shares, net	-	-	(28)	(506)	-	-	-	(506)
Deferred stock compensation	-	-	-	-	506	-	-	506
Stock-based compensation expense	-	1,141	-	-	-	-	-	1,141
Stock options exercised, net	30	374	-	-	-	-	-	374
Dividends — $0.05 per share	-	-	-	-	-	-	(1,492)	(1,492)

Balance at December 31, 2024	29,891	$159,926	(1,022)	$(9,261)	$9,261	$45	$57,144	$217,115

Net Income	-	-	-	-	-	-	3,883	3,883
Other comprehensive gain	-	-	-	-	-	262	-	262
Board stock compensation	6	112	-	-	-	-	-	112
ESPP stock awards	4	49	-	-	-	-	-	49
Restricted stock units issued, net of shares withheld for tax withholdings
Shares issued for deferred compensation	24	447	-	-	-	-	-	447
Activity of treasury shares, net	-	-	(15)	(404)	-	-	-	(404)
Deferred stock compensation	-	-	-	-	404	-	-	404
Stock-based compensation expense	-	1,007	-	-	-	-	-	1,007
Stock options exercised, net	47	220	-	-	-	-	-	220
Dividends — $0.05 per share	-	-	-	-	-	-	(1,496)	(1,496)

Balance at March 31, 2025	29,988	$161,875	(1,037)	$(9,665)	$9,665	$307	$59,531	$221,713

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
(In thousands)	2025	2024

Cash Flows from Operating Activities
Net income	$16,212	$19,309
Non-cash items included in net income
Depreciation and amortization	9,020	7,143
Deferred income taxes	270	(1,143)
Deferred compensation plan	1,441	1,374
ESPP discount	159	145
Stock compensation expense	3,195	2,961
Issuance of common shares as compensation	337	338
Loss on disposition of fixed assets	(21)	173
Allowance for credit losses	93	57
Inventory obsolescence reserve	607	(1,259)

Changes in certain assets and liabilities
Accounts receivable	(15,606)	8,894
Inventories	131	4,646
Refundable income taxes	304	466
Accounts payable	11,532	(3,092)
Accrued expenses and other	2,781	(6,865)
Customer prepayments	(1,836)	(850)
Net cash flows provided by operating activities	28,619	32,297

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	50	32
Acquisition of CBH (net of cash acquired)	(22,797)	-
Acquisition of EMI	(59)	-
Purchases of property, plant and equipment	(2,515)	(4,626)
Net cash flows used in investing activities	(25,321)	(4,594)

Cash Flows from Financing Activities
Payments of long-term debt	(145,537)	(102,366)
Borrowings of long-term debt	146,668	83,520
Cash dividends paid	(4,469)	(4,280)
Shares withheld for employees' taxes	(463)	(304)
Payments on financing lease obligations	(253)	(241)
Proceeds from stock option exercises	842	1,270
Net cash flows used in financing activities	(3,212)	(22,401)

Change related to foreign currency	105	45

Increase in cash and cash equivalents	191	5,347

Cash and cash equivalents at beginning of period	4,110	1,828

Cash and cash equivalents at end of period	$4,301	$7,175

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2025, the results of its operations for the three and nine-month periods ended March 31, 2025, and 2024, and its cash flows for the nine-month periods ended March 31, 2025, and 2024. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2024 Annual Report on Form 10-K. Financial information as of June 30, 2024, has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's display solutions and select lighting products are customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore recognizes revenue over time. The customized product types are as follows:

●	Customer specific metal and millwork branded products and branded print graphics
●	Electrical components based on customer specifications
●	Digital signage and related media content

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	March 31, 2025		March 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$49,258	$60,215	$53,619	$30,304
Products and services transferred over time	9,709	13,299	11,263	13,000
	$58,967	$73,514	$64,882	$43,304

	Three Months Ended
	March 31, 2025		March 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$48,403	$3,867	$53,917	$8,321
Poles, other display solution elements	9,960	54,592	10,181	26,628
Project management, installation services, shipping and handling	604	15,055	784	8,355
	$58,967	$73,514	$64,882	$43,304

	Nine Months Ended
	March 31, 2025		March 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$145,835	$190,355	$165,890	$99,560
Products and services transferred over time	29,779	52,341	31,428	43,754
	$175,614	$242,696	$197,318	$143,314

	Nine Months Ended
	March 31, 2025		March 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$143,412	$21,613	$162,524	$26,045
Poles, other display solution elements	30,298	171,021	32,532	86,326
Project management, installation services, shipping and handling	1,904	50,062	2,262	30,943
	$175,614	$242,696	$197,318	$143,314

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

NOTE 3 — ACQUISITION OF EMI INDUSTRIES, LLC

On April 18, 2024, the Company entered into and consummated the transactions contemplated by an asset purchase agreement with EMI Industries, LLC (EMI), a Florida-based metal and millwork manufacturer of standard and customized fixtures, displays and equipment for the convenience store, supermarket and restaurant industries, for $50.0 million, of which $0.1 million of the purchase price was retained pending a review of the acquired working capital. In the first quarter of fiscal 2025, the company funded an additional $59,000 related to the final settlement of the acquired working capital. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The acquisition of EMI will further expand LSI’s vertical market presence within Grocery, C-Store, and QSR/Restaurant, while providing a compelling entry point into other diverse markets. The Company funded the acquisition totaling $49.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has allocated the purchase price of approximately $49.9 million which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation of the final determination of the purchase price was finalized in fiscal 2025, as well as the potential revision resulting from the finalization of pre-acquisition tax filings. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of April 18, 2024, is as follows:

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

NOTE 4— ACQUISITION OF CANADA’S BEST HOLDINGS

On March 11, 2025, the Company executed and closed on an asset purchase agreement with Canada’s Best Holdings (CBH), an Ontario Canada-based leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail environments, for $25.9 million, subject to a working capital adjustment and future potential earnout payment up to $7.0M as of the acquisition date for a total purchase consideration of $27.4M. The future earnout payments include revenue and EBITDA goals for the fiscal years ending June 30,2026 and June 30, 2027. The Company incurred acquisition-related costs totaling $0.8 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the acquisition totaling $27.4 million with a combination of cash on hand and from the $75 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of approximately $27.4 million which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2026, as well as potential revision resulting from the finalization of pre-acquisition tax filings and earnout payment calculations. The Company is in the process of finalizing third party valuations of certain assets including fixed assets and intangible assets. The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 11, 2025, is as follows:

March 11, 2025 as initially reported
(In thousands)
Cash and cash equivalents	$4,592
Accounts receivable	3,907
Inventory	4,287
Property, plant and equipment	640
Operating lease right-of-use assets	5,211
Other assets	204
Intangible assets	9,955
Accounts payable	(29)
Accrued expenses	(472)
Operating lease liabilities	(2,954)
Deferred tax liability	(3,700)
Identifiable assets	21,641
Goodwill	5,748
Net purchase consideration	$27,389

The gross amount of accounts receivable is $4.3 million.

Goodwill recorded from the acquisition of CBH is attributable to the impact of the positive cash flow from CBH in addition to expected synergies from the business combination. The intangible assets include amounts recognized for the fair value of the trade name, non-compete agreements and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)

(in thousands)
Tradename	$1,009	10
Non-compete agreements	220	3	-	5
Customer relationships	8,726	15
	$9,955

The preliminary fair market value write-up of the property, plant, and equipment totaled $0.6 million. The Company expects more transaction costs to follow in the fourth quarter.

CBH’s post-acquisition results of operations for the period from March 11, 2025, through March 31, 2025, are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of CBH for the period from March 11, 2025, through March 31, 2025, were $1.4 million and operating income was $0.3 million. The operating results of CBH are included in the Display Solutions Segment.

Pro Forma Impact of the Acquisition of CBH (Unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of CBH as if the transaction had occurred on July 1, 2023. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of CBH.

The unaudited pro forma financial information for the twelve months ended June 30, 2024 is prepared using the acquisition method of accounting and has been adjusted to effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income of $41.3 million excludes acquisition-related expenses of $0.8 million.

Twelve Month Ended
June 30
(in thousands; unaudited)	2024
Sales	$496,965

Gross Profit	$142,984

Operating Income	$41,337

NOTE 5 - SEGMENT REPORTING INFORMATION

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and nine months ended March 31, 2025, or 2024. There was no concentration of accounts receivable at March 31, 2025, or 2024.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2025, and March 31, 2024:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2025	2024	2025	2024
Net Sales:
Lighting Segment	$58,967	$64,882	$175,614	$197,318
Display Solutions Segment	73,514	43,304	242,696	143,314
	$132,481	$108,186	$418,310	$340,632

Operating Income (Loss):
Lighting Segment	$7,154	$7,268	$18,885	$24,877
Display Solutions Segment	4,510	4,064	20,344	14,585
Corporate and Eliminations	(5,429)	(3,672)	(15,404)	(12,955)
	$6,235	$7,660	$23,825	$26,507

Capital Expenditures:
Lighting Segment	$246	$999	$1,467	$3,012
Display Solutions Segment	358	167	934	1,215
Corporate and Eliminations	86	111	114	399
	$690	$1,277	$2,515	$4,626

Depreciation and Amortization:
Lighting Segment	$1,284	$1,342	$3,778	$3,944
Display Solutions Segment	1,693	982	4,984	2,946
Corporate and Eliminations	84	90	258	253
	$3,061	$2,414	$9,020	$7,143

	March 31, 2025	June 30, 2024
Total Assets:
Lighting Segment	$122,109	$130,695
Display Solutions Segment	252,436	208,248
Corporate and Eliminations	10,020	9,857
	$384,565	$348,800

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

The Company records a 10% mark-up on intersegment revenues. Any inter-segment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended		Nine Months Ended
(In thousands)	March 31		March 31
	2025	2024	2025	2024
Lighting Segment inter-segment net sales	$3,334	$6,318	$15,371	$18,468

Display Solutions Segment inter-segment net sales	$283	$96	$587	$536

NOTE 6 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024

BASIC EARNINGS PER SHARE

Net income	$3,883	$5,375	$16,212	$19,309

Weighted average shares outstanding during the period, net of treasury shares	28,904	28,084	28,754	27,933
Weighted average vested restricted stock units outstanding	71	75	78	78
Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,028	1,004	1,009	970
Weighted average shares outstanding	30,003	29,163	29,841	28,981

Basic earnings per common share	$0.13	$0.18	$0.54	$0.67

DILUTED EARNINGS PER SHARE

Net income	$3,883	$5,375	$16,212	$19,309

Weighted average shares outstanding:

Basic	30,003	29,163	29,841	28,981

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	963	959	949	1,024
Weighted average shares outstanding	30,966	30,122	30,790	30,005

Diluted earnings per common share	$0.13	$0.18	$0.53	$0.64

Anti-dilutive securities (b)	35	3	265	10

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2025, and March 31, 2024, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 7 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2025	2024

Inventories:
Raw materials	$55,311	$52,644
Work-in-progress	7,009	6,244
Finished goods	12,142	12,025
Total Inventories	$74,462	$70,913

NOTE 8 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	March 31,	June 30,
(In thousands)	2025	2024

Accrued Expenses:
Customer prepayments	$6,639	$8,475
Compensation and benefits	11,865	9,704
Accrued warranty	7,079	6,623
Operating lease liabilities	5,339	5,560
Accrued sales commissions	2,596	3,937
Accrued Freight	1,759	2,270
Accrued FICA	588	513
Finance lease liabilities	327	324
Other accrued expenses	5,678	6,038
Total Accrued Expenses	$41,870	$43,444

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of five reporting units that contain goodwill. One reporting unit is within the Lighting Segment and four reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of March 31, 2025
Goodwill	$70,971	$81,521	$152,492
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2025	$9,208	$53,996	$63,204

Balance as of June 30, 2024
Goodwill	$70,971	$75,714	$146,685
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2024	$9,208	$48,189	$57,397

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	March 31, 2025
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$78,299	$24,206	$54,093
Patents	268	268	-
LED technology firmware, software	24,126	18,285	5,841
Trade name	3,667	1,351	2,316
Non-compete	620	245	375
Total Amortized Intangible Assets	106,980	44,355	62,625

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$123,962	$44,355	$79,607

Other Intangible Assets	June 30, 2024
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$69,573	$21,332	$48,241
Patents	268	268	-
LED technology firmware, software	24,126	17,058	7,068
Trade name	2,658	1,265	1,393
Non-compete	400	168	232
Total Amortized Intangible Assets	97,025	40,091	56,934

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$40,091	$73,916

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024

Amortization Expense of Other Intangible Assets	$1,448	$1,190	$4,264	$3,570

The Company expects to record annual amortization expense as follows:

(In thousands)

2025	$5,864
2026	$6,366
2027	$6,136
2028	$5,704
2029	$5,058
After 2029	$37,762

NOTE 10 - DEBT

The Company’s long-term debt as of March 31, 2025, and June 30, 2024, consisted of the following:

	March 31,	June 30,
(In thousands)	2025	2024

Secured line of credit	$42,868	$38,766
Term loan, net of debt issuance costs of $10 and $14, respectively	12,492	15,463
Total debt	$55,360	$54,229
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$51,789	$50,658

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of March 31, 2025, the Company’s borrowing rate against its revolving line of credit was 5.4%. The increment over the SOFR borrowing rate will be 100 basis points for the fourth quarter of fiscal 2025. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of March 31, 2025, there was $32.1 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of March 31, 2025.

NOTE 11 - CASH DIVIDENDS

The Company paid cash dividends of $4.5 million and $4.3 million for the nine months ended March 31, 2025, and March 31, 2024, respectively. Dividends on restricted stock units in the amount of $0.2 million were accrued as of both March 31, 2025, and 2024, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 13, 2025, to shareholders of record as May 5, 2025. The indicated annual cash dividend rate is $0.20 per share.

NOTE 12 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (‘RSUs”), performance stock units ("PSUs") and other awards. Except for RSU grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,374,537 as of March 31, 2025.

In the first nine months of fiscal 2025, the Company granted 160,826 PSUs and 107,217 RSUs, both with a weighted average market value of $14.92. Stock compensation expense was $1.0 million and $0.9 million for the three months ended March 31, 2025, and 2024, respectively, and $3.2 million and $2.9 million in the nine months ended March 31, 2025, and 2024, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2025, employees purchased 12,000 shares. At March 31, 2025, 230,000 shares remained available for purchase under the ESPP.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(In thousands)	March 31
	2025	2024
Cash Payments:
Interest	$2,036	$1,122
Income taxes	$4,201	$6,317

Non-cash investing and financing activities
Issuance of common shares as compensation	$337	$338
Issuance of common shares to fund deferred compensation plan	$1,441	$1,374
Issuance of common shares to fund ESPP plan	$159	$145

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Company may occasionally issue a standby letter of credit in favor of third parties. As of March 31, 2025, there were no standby letters of credit issued.

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. All but two of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments. The number of operating leases increased in fiscal 2024 as a result of the acquisition of EMI; most of EMI’s operating leases are building leases. The number of operating leases increased in fiscal 2025 as a result of the acquisition of CBH; most of CBH’s operating leases are building leases.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for March 31, 2025, and 2024.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024

Operating lease cost	$1,679	$993	$4,910	$2,893
Financing lease cost:
Amortization of right of use assets	73	73	218	219
Interest on lease liabilities	9	13	30	41
Variable lease cost	-	22	7	65
Sublease income	-	(116)	(39)	(348)
Total lease cost	$1,761	$985	$5,126	$2,870

Supplemental Cash Flow Information:	Nine Months Ended
	March 31
(In thousands)	2025	2024

Cash flows from operating leases
Fixed payments - operating cash flows	$5,055	$2,806
Liability reduction - operating cash flows	$4,328	$2,421

Cash flows from finance leases
Interest - operating cash flows	$30	$41
Repayments of principal portion - financing cash flows	$253	$241

Operating Leases:	March 31,	June 30,
	2025	2024

Total operating right-of-use assets	$17,682	$15,912

Accrued expenses (Current liabilities)	$5,339	$5,560
Long-term operating lease liability	13,162	11,267
Total operating lease liabilities	$18,501	$16,827

Weighted Average remaining Lease Term (in years)	3.49	3.49

Weighted Average Discount Rate	5.74%	5.90%

Finance Leases:	March 31,	June 30,
	2025	2024

Buildings under finance leases	$2,033	$2,033
Equipment under finance leases	-	41
Accumulated depreciation	(1,428)	(1,232)
Total finance lease assets, net	$605	$842

Accrued expenses (Current liabilities)	$327	$324
Long-term finance lease liability	383	636
Total finance lease liabilities	$710	$960

Weighted Average remaining Lease Term (in years)	2.08	2.83

Weighted Average Discount Rate	4.86%	4.86%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2025	$5,339	$327	$(38)	$5,628
2026	5,957	362	-	6,319
2027	5,226	57	-	5,283
2028	2,311	-	-	2,311
2029	1,463	-	-	1,463
Thereafter	302	-	-	302
Total lease payments	$20,598	$746	$(38)	$21,306
Less: Interest	(2,097)	(36)		(2,133)
Present Value of Lease Liabilities	$18,501	$710		$19,173

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	32.7%	25.3%	27.9%	26.0%
Uncertain tax positions	1.3	2.6	0.2	0.3
Other	-	-	0.8	-
Share-based compensation	(3.4)	-	(5.1)	(2.9)
Effective tax rate	30.6%	27.9%	23.8%	23.4%

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024

Lighting Segment	$58,967	$64,882	$175,614	$197,318
Display Solutions Segment	73,514	43,304	242,696	143,314
	$132,481	$108,186	$418,310	$340,632

Operating Income by Business Segment	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024

Lighting Segment	$7,154	$7,268	$18,885	$24,877
Display Solutions Segment	4,510	4,064	20,344	14,585
Corporate and Eliminations	(5,429)	(3,672)	(15,404)	(12,955)
	$6,235	$7,660	$23,825	$26,507

Net sales of $132.5 million for the three months ended March 31, 2025, increased 22% as compared to net sales of $108.2 million for the three months ended March 31, 2024. The increase in net sales was attributed to a $30.2 million or 70% increase in net sales of the Display Solutions Segment, partially offset by a $5.9 million or 9% decline in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 15% driven by increased sales across all product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisitions of EMI and CBH (acquired March 11, 2025) contributed an additional $23.8 million of the quarter-over-quarter sales growth of the Display Solutions Segment. The decline in sales in the Lighting Segment is attributed to the comparison of quarter-over-quarter sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity continued to increase over the prior year period.

Net sales of $418.3 million for the nine months ended March 31, 2024, increased 23% as compared to net sales of $340.6 million for the nine months ended March 31, 2024. The increase in net sales was attributed to a $99.4 million or 69% increase in net sales of the Display Solutions Segment, partially offset by a $21.7 or 11% decline in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 18% driven by increased sales across all product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisition of EMI and CBH contributed an additional $73.4 million of the year-over-year sales growth of the Display Solutions Segment. The decline in sales in the Lighting Segment is attributed to the comparison of year-over-year sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity continued to increase over the prior year period.

Operating income of $6.2 million for the three months ended March 31, 2025, represents a 19% decrease in operating income of $7.7 million in the three months ended March 31, 2024. Adjusted operating income, a Non-GAAP measure, was $9.7 million in the three months ended March 31, 2025, compared to $10.0 million in the three months ended March 31, 2024. The increase in net sales was offset by a change in product mix. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Operating income of $23.8 million for the nine months ended March 31, 2025, represents a 10% decrease from operating income of $26.5 million in the nine months ended March 31, 2024. Adjusted operating income, a Non-GAAP financial measure, was $33.2 million in the nine months ended March 31, 2025, compared to adjusted operating income of $33.8 million in the nine months ended March 31, 2024. The increase in net sales was offset by a change in product mix. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months and nine ended March 31, 2025, and 2024.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, Free Cash Flow, and organic sales growth.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	March 31
	2025	2024
(In thousands)
Operating income as reported	$6,235	$7,660

Long-term performance based compensation	1,116	1,021

Amortization expense of acquired intangible assets	1,465	1,190

Lease expense on the step-up basis of acquired leases	67	-

Restructuring/severance costs	-	141

Acquisition costs	774	-

Adjusted operating income	$9,657	$10,012

Reconciliation of net income to adjusted net income	Three Months Ended
	March 31
(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$3,883		$0.13	$5,375		$0.18

Long-term performance based compensation	879	(1)	0.02	767	(5)	0.03

Amortization expense of acquired intangible assets	1,128	(2)	0.04	888	(6)	0.03

Lease expense on the step-up basis of acquired leases	52	(3)	-	-		-

Restructuring/severance costs	-		-	101	(7)	-

Acquisition Costs	577	(4)	0.02	-		-

Tax rate difference between reported and adjusted net income	(188)		(0.01)	-		-

Net income adjusted	$6,331		$0.20	$7,131		$0.24

Effective in the first quarter of fiscal 2025, LSI includes the amortization expense related to acquired intangible assets as an add-back to its non-GAAP reconciliation. Prior quarter non-GAAP reconciliations have been adjusted accordingly.

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $237

(2) $337

(3) $15

(4) $197

(5) $254

(6) $302

(7) $40

	Nine Months Ended
Reconciliation of operating income to adjusted operating income:	March 31
	2025	2024
(In thousands)
Operating income as reported	$23,825	$26,507

Acquisition costs	822	-

Long-term performance based compensation	3,969	3,195

Amortization expense of acquired intangible assets	4,281	3,570

Lease expense on the step-up basis of acquired leases	203	-

Restructuring/severance costs	60	529

Consulting expense: commercial growth opportunities	81	19

Adjusted operating income	$33,241	$33,820

Reconciliation of net income to adjusted net income	Nine Months Ended
	March 31
(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$16,212		$0.53	$19,309		$0.65

Long-term performance based compensation	3,039	(1)	0.09	2,366	(7)	0.08

Amortization expense of acquired intangible assets	3,260	(2)	0.11	2,643	(8)	0.09

Restructuring/severance costs	45	(3)	-	391	(9)	0.01

Acquisition costs	627	(4)	0.02	-		-

Lease expense on the step-up basis of acquired leases	155	(5)	-	-		-

Consulting expense: commercial growth opportunities	62	(6)	-	13	(10)	-

Tax rate difference between reported and adjusted net income	(1,093)		(0.03)	(732)		(0.03)

Net income adjusted	$22,307		$0.72	$23,990		$0.80

Effective in the first quarter of fiscal 2025, LSI includes the amortization expense related to acquired intangible assets as an add-back to its non-GAAP reconciliation. Prior quarter non-GAAP reconciliations have been adjusted accordingly.

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $930

(2) $1,021

(3) $15

(4) $195

(5) $48

(6) $19

(7) $829

(8) $927

(9) $138

(10) $6

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Nine Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024
Net Income - Reported	$3,883	$5,375	$16,212	$19,309

Income Tax	1,713	2,076	5,049	5,903
Interest Expense, Net	661	134	2,264	1,153
Other (Income) Expense	(22)	75	300	142
Operating Income as reported	$6,235	$7,660	$23,825	$26,507

Depreciation and Amortization	3,062	2,415	9,020	7,143

EBITDA	$9,297	$10,075	$32,845	$33,650

Long-term performance based compensation	1,116	1,021	3,969	3,195
Restructuring/severance costs	-	141	60	529
Lease expense on the step-up basis of acquired leases	67	-	203	-
Consulting expense: commercial growth opportunities	-	-	81	19
Acquisition costs	774	-	822	-

Adjusted EBITDA	$11,254	$11,237	$37,980	$37,393

Net Debt to Adjusted EBITDA	March 31	March 31
(In thousands)	2025	2024

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	51,789	12,782
Total Debt	55,360	16,353
Less: Cash and cash equivalents	(4,301)	(7,175)

Net Debt	$51,059	$9,178

Adjusted EBITDA - Trailing 12 Months	$52,024	$51,496

Net Debt to Adjusted EBITDA	1.0	0.2

	Three Months Ended			Nine Months Ended
Organic compared to Inorganic Sales	March 2025	March 2024	% Variance	March 2025	March 2024	% Variance

Lighting Segment	$58,967	$64,881	-9%	$175,614	$197,318	-11%
Display Solutions Segment
- Comparable Display Solutions Sales	49,728	43,305	15%	169,316	143,314	18%
- EMI	22,417	-		72,011	-
- Canada's Best	1,369			1,369	-
Total Diplay Solutions Sales	73,514	43,305	70%	242,696	143,314	69%
Total net sales	132,481	108,186	22%	418,310	340,632	23%
Less:
EMI	22,417	-		72,011	-
Canada's Best	1,369	-		1,369	-
Total organic net sales	$108,695	$108,186	0%	$344,930	$340,632	1%

Results of Operations

THREE MONTHS ENDED MARCH 31, 2025, COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Display Solutions Segment	Three Months Ended
	March 31
(In thousands)	2025	2024

Net Sales	$73,514	$43,304
Gross Profit	$12,457	$9,645
Operating Income	$4,510	$4,064

Display Solutions net sales of $73.5 million increased 70% from the same period in fiscal 2024. This segment generated organic growth of 15% driven by increased sales across all major product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisition of EMI and CBH (acquired March 11, 2025) also contributed $23.8 million of the quarter-over-quarter sales growth of the Display Solutions Segment.

Gross profit of $12.5 million in the three months ended March 31, 2025, increased 29% from the same period of fiscal 2024. Gross profit as a percentage of net sales in the three months ended March 31, 2025, decreased to 17% from 22% in the same period of fiscal 2024 impacted by product and vertical market mix. The rapid increase in demand combined with a high level of scheduling changes also had what is expected to be a transitory impact on margins. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $7.9 million in the three months ended March 31, 2025, increased 43% from the same period of fiscal 2024, primarily driven by the acquisitions of EMI and CBH and also by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $4.5 million in the three months ended March 31, 2025, increased 11% from the same period of fiscal 2024. The increase in operating income of $0.4 million was driven by the net effect of an increase in net sales partially offset by the gross margin impact of product and vertical mix.

Lighting Segment	Three Months Ended
	March 31
(In thousands)	2025	2024

Net Sales	$58,967	$64,882
Gross Profit	$20,384	$21,564
Operating Income	$7,154	$7,268

Lighting Segment net sales of $59.0 million in the three months ended March 31, 2025, decreased 9% compared to net sales of $64.9 million in the same period in fiscal 2024. The decline in sales is attributed to the comparison of quarter-over-quarter sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity continued to increase over the prior year period.

Gross profit of $20.4 million in the three months ended March 31, 2025, decreased 6% from the same period of fiscal 2024. The decline in gross profit is attributed to the decline in sales. While overall demand levels were lower in the fiscal third quarter, gross profit as a percentage of sales improved from 33% to 35%. The improvement in gross margin was driven by an increase in a higher mix of value applications, stable pricing, and affective cost management.

Operating expenses of $13.2 million in the three months ended March 31, 2025, decreased 7% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Lighting Segment operating income of $7.2 million for the three months ended March 31, 2025, decreased 2% from operating income of $7.3 million in the same period of fiscal 2024 primarily driven by decreased net sales partially offset by an improvement in operating margins.

Corporate and Eliminations	Three Months Ended
	March 31
(In thousands)	2025	2024

Gross Profit (Loss)	$2	$1
Operating (Loss)	$(5,429)	$(3,672)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $5.4 million in the three months ended March 31, 2025, increased 48% from the same period of fiscal 2024. The increase in expense is primarily the result of continued investment in commercial initiatives to support the growth of the Company. Also contributing to the quarter-over-quarter change was an increase in employee benefit costs.

Consolidated Results

The Company reported $0.6 million and $0.1 million of net interest expense in the three months ended March 31, 2025, and March 31, 2024, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI in the fourth quarter of fiscal 2024 along with the funds borrowed in the third quarter of fiscal 2025 to acquire CBH partially offset by decreased borrowing costs.

The $1.7 million of income tax expense in the three months ended March 31, 2025, represents a consolidated effective tax rate of 30.6%. The $2.1 million of income tax expense in the three months ended March 31, 2024, represents a consolidated effective tax rate of 27.8%. Impacting the effective tax rate of both reported periods is the increase in pre-tax profits in foreign countries where the tax rates of these countries is higher than the US statutory tax rates.

The Company reported net income of $3.9 million in the three months ended March 31, 2025, compared to net income of $5.4 million in the three months ended March 31, 2024. Non-GAAP adjusted net income was $6.3 million for the three months ended March 31, 2025, compared to adjusted net income of $7.1 million for the three months ended March 31, 2024 (Refer to the Non-GAAP tables above). The decrease in Non-GAAP adjusted net income is primarily the net result of an increase in net sales offset by unfavorable product mix and operating efficiencies. Diluted adjusted earnings per share of $0.13 was reported in the three months ended March 31, 2025, compared to $0.18 diluted adjusted earnings per share in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2025 were 30,966,000 shares compared to 30,122,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2025, COMPARED TO NINE MONTHS ENDED MARCH 31, 2024

Display Solutions Segment	Nine Months Ended
	March 31
(In thousands)	2025	2024

Net Sales	$242,696	$143,314
Gross Profit	$43,308	$31,793
Operating Income	$20,344	$14,585

Display Solutions net sales of $242.7 million increased 69% from same period in fiscal 2024. This segment generated organic growth of 18% driven by increased sales across all major product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisitions of EMI and CBH also contributed $73.4 million of the year-over-year sales growth of the Display Solutions Segment.

Gross profit of $43.3 million in the nine months ended March 31, 2025, increased 36% from the same period of fiscal 2024. Gross profit as a percentage of net sales in the nine months ended March 31, 2025, decreased to 18% from 22% in the same period of fiscal 2024 impacted by product and vertical market mix. The rapid increase in demand over the past two quarters combined with a high level of scheduling changes also had a transitory impact on margins. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $23.0 million in the nine months ended March 31, 2025 increased 33% from the same period of fiscal 2024, primarily driven by the acquisitions of EMI and CBH and by continued investment in commercial initiatives to drive growth.

Operating income of $20.3 million in the nine months ended March 31, 20254 increased 40% from the same period of fiscal 2024. The increase in operating income of 5.8 million was driven by the net effect of an increase in net sales partially offset by the gross margin impact of product mix.

Lighting Segment	Nine Months Ended
	March 31
(In thousands)	2025	2024

Net Sales	$175,614	$197,318
Gross Profit	$58,042	$67,542
Operating Income	$18,885	$24,877

Lighting Segment net sales of $175.6 million in the nine months ended March 31, 2025, decreased 11% compared to net sales of $197.3 million in the same period in fiscal 2024. The decline in sales is attributed to the comparison of year-over-year sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a decline in large lighting projects, small project activity continues to increase over the prior year period.

Gross profit of $58.0 million in the nine months ended March 31, 2025, decreased 14% from the same period of fiscal 2024. The decline in gross profit is attributed to the decline in sales. While overall demand levels were lower in the first nine months, gross profit as a percentage of sales only decreased by 1% compared to the 34% from the margin rate reported in first nine months of fiscal 2024. Maintaining a comparable gross margin rate on lower sales was the result of an increase in a higher mix of value applications, stable pricing, and affective cost management.

Operating expenses of $39.2 million in the nine months ended March 31, 2025, decreased 8% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Lighting Segment operating income of $18.9 million for the nine months ended March 31, 2025, decreased 24% from operating income of $24.9 million in the same period of fiscal 2024 primarily driven by decreased net sales partially offset by an increase in a higher mix of value applications, stable pricing, and effective cost management.

Corporate and Eliminations	Nine Months Ended
	March 31
(In thousands)	2025	2024

Gross Profit	$1	$-
Operating (Loss)	$(15,404)	$(12,955)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $15.4 million in the nine months ended March 31, 2025, increased 19% from the same period of fiscal 2024. The increase in expense is the result of an increase in investment in commercial initiatives to support the growth of the Company. Also contributing to the year-over-year change was an increase in employee benefit costs.

Consolidated Results

The Company reported $2.3 million and $1.2 million of net interest expense in the nine months ended March 31, 2025, and March 31, 2024, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI in the fourth quarter of fiscal 2024 along with the funds borrowed to acquire CBH in the third quarter of fiscal 2025, partially offset by decreased borrowing costs. The Company also recorded other expense of $0.3 million and $0.1 million in the nine months ended March 31, 2025, and March 31, 2024, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $5.1 million of income tax expense in the nine months ended March 31, 2025 represents a consolidated effective tax rate of 23.7%. The $5.9 million of income tax expense in the nine months ended March 31, 2024 represents a consolidated effective tax rate of 23.4%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance based compensation.

The Company reported net income of $16.2 million in the nine months ended March 31, 2025, compared to net income of $19.3 million in the nine months ended March 31, 2024. Non-GAAP adjusted net income was $22.3 million for the nine months ended March 31, 2025, compared to adjusted net income of $24.0 million for the nine months ended March 31, 2024 (Refer to the Non-GAAP tables above). The decrease in Non-GAAP adjusted net income is primarily the net result of an increase in net sales offset by unfavorable product mix and operating efficiencies. Diluted adjusted earnings per share of $0.53 was reported in the nine months ended March 31, 2025, compared to $0.64 diluted adjusted earnings per share in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2025, were 30,790,000 shares compared to 30,005,000 shares in the same period last year.

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

At March 31, 2025, the Company had working capital of $96.3 million compared to $83.3 million at June 30, 2024. The ratio of current assets to current liabilities was 2.1 to 1 for both March 31, 2025, and June 30, 2024. The acquisition of CBH in the third quarter of fiscal 2025 accounted for $8.3 million of the increase in net working capital. When the impact of the acquisition of CBH is removed from the year-over-year comparison, net working capital increased $4.8 million. Most of the increase is attributed to a $14.9 million increase in accounts receivable partially offset by a $9.0 increase in accounts payable and accrued expenses.

Net accounts receivable was $98.0 million and $78.6 million at March 31, 202, and June 30, 2024, respectively. The acquisition of CBH accounted for $4.5 million of the increase. DSO increased to 59 days at March 31, 2025, from 58 days at June 30, 2024.

Net inventories of $74.5 million at March 31, 2025, increased $3.5 million from $70.9 million at June 30, 2024. Lighting Segment net inventory decreased $1.9 million whereas net inventory in the Display Solutions Segment increased $5.4 million. The acquisition of CBH accounted for $4.3 million of the increase in net inventory. The growth in Display Solutions inventory excluding the impact of CBH inventory was to support the growth in backlog resulting from an increase in program activity.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $25 million term loan and $75 million remaining in a secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. As of March 31, 2025, $32.2 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2025.

The Company generated $27.1 million of cash from operating activities in the nine months ended March 31, 2025, compared to $32.3 million of cash generated from operating activities in the same period in fiscal 2024. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company invested $2.5 million and $4.6 million of cash related to purchases of property, plant and equipment in the nine months ended March 31, 2025, and March 31, 2024, respectively. In the third quarter of FY 2025 the Company acquired CBH for $22.8 million net of cash received. The Company continues to invest in equipment and tooling to support sales growth.

The Company had a net use of cash of $3.2 million and $22.4 million related to financing activities in the nine months ended March 31, 2025, and March 31, 2024, respectively. The decrease in net cash used year-over-year was the result of the debt funding required to acquire CBH in the third quarter of fiscal 2025. The Company continues to generate positive cash flow from its operations in order to pay down its debt and fund its dividend payments to shareholders.

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

Cash Dividends

In April 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 13, 2025, to shareholders of record as of May 5, 2025. The indicated annual cash dividend rate for fiscal 2025 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended June 30, 2024, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, which are incorporated herein by reference, except for the addition of the following:

Changes in United States and international trade policies may adversely impact our business and operating results.

The United States government has made statements and taken certain actions that may lead to potential changes to United States and international trade policies, including imposing tariffs or taxes. Our products are manufactured in the United States, and a significant portion of our revenues are domestic. Because some of our direct and downstream suppliers of components for our products are located in foreign countries, we are exposed to potential supply chain disruptions or delays and increasing costs in the event of changes in policies, laws, rules and regulations of the United States or foreign governments. Due to the global nature of our business, international results could be impacted. Implementation of tariffs or other trade measures by the United States government and reciprocal measures potentially enacted by other countries subject to such tariffs or other measures remains uncertain and may cause material short-term or long-term fluctuations in our results. These actions are unpredictable and could have a material adverse impact on our business, financial condition and results of operations.

ITEM 6.  EXHIBITS

Exhibits:

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial OfficerEmerging growth company

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
May 8, 2025