Form 10-K
period 2025-06-30
LSI INDUSTRIES INC
filed 2025-09-11
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

As of December 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $580,496,057 based upon a closing sale price of $19.42 per share as reported on The NASDAQ Global Select Market.

At August 29, 2025, there were 30,512,222 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders to be held on November 4, 2025, are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2025 FORM 10-K ANNUAL REPORT
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

Website and Social Media Disclosure

We use our website (www.lsicorp.com) and our corporate Facebook, YouTube, LinkedIn, Vimeo, X and Instagram accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

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

Our business is organized as follows: the Lighting Segment, which represented 43% of our fiscal 2025 net sales and the Display Solutions Segment, which represented 57% of our fiscal 2025 net sales. See Note 4 of Notes to Consolidated Financial Statements beginning on page 48 of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2025	2024
Lighting Segment	$248,357	$262,413
Display Solutions Segment	325,020	207,225
Total Net Sales	$573,377	$469,638

Lighting Segment

Our Lighting Segment manufactures, markets, and sells outdoor and indoor lighting fixture and controls solutions in several vertical markets such as but not limited to the following: refueling and convenience store, parking lot and garage, quick-service restaurant, retail, grocery and pharmacy, automotive dealership, sports court and field, and warehouse. We service these markets through multiple channels: project business sold through electrical distributors and agents and shipped directly to the customer; standard products sold to and stocked by distributors; and direct to end-use customers. Our products are designed and manufactured to provide maximum customer value and meet the high-quality, competitively priced product requirements of the markets we serve. Focusing on key vertical applications allows us to deliver unique product solutions, which in turn provide differentiated value to our customers.

Our lighting fixtures, poles and accessories are produced in a variety of designs, aesthetics, and finishes.  Application of our lighting fixtures vary to include surface, pole, and pendant mounted applications. Functional light distributions from our products varies depending upon application, providing application specific photometric outputs including, but not limited to, interior and exterior downlighting, wall-wash lighting, canopy lighting, floodlighting, emergency exit lighting, industrial lighting, area and parking structure lighting and security lighting.  To further energy efficiency gains from our luminaires, we offer a suite of lighting control options, including sensors, photocontrols, dimming, motion detection and circuit controllers in both analog and wireless technologies to further support the application of our luminaires and provide means to additional energy savings   We design and certify to all applicable safety, photometric and performance standards including UL Solutions, Design Lights Consortium, International Dark-Sky Association, Norma Official Mexicana (NOM), and Institute for Printed Circuits (IPC).  Utilizing LED light sources, our products are designed for energy efficiency, reliability, performance, and ease of installation and service while providing a high degree of overall aesthetic appeal.  We focus on providing performance based, energy efficient lighting solutions implemented across all key vertical markets served.

Display Solutions Segment

We acquired Canada’s Best Holdings (CBH), an Ontario Canada-based company in the third quarter of fiscal 2025. CBH is a leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail industries. We also acquired EMI Industries, LLC (EMI) in the fourth quarter of fiscal 2024. EMI is a metal and millwork manufacturer of standard and customized fixtures, displays, and food equipment for the convenience store, grocery, and restaurant industries. Due to the similarity and complementary nature of the products manufactured by EMI and CBH with our other current product offerings, we consolidated these companies with our Display Solutions Segment. In addition to the products manufactured by EMI and CBH, the Display Solutions Segment also manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, digital menu board systems, refrigerated displays, and custom display elements. The major products and services offered by our Display Solutions Segment include signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, and refrigerated food and beverage displays, check-out counters, and an array of merchandising displays and cabinetry specific to the needs of our customers. We also provide a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage. Our professional services group manages and executes the implementation of large rollout programs. These programs provide our customers a variety of display solutions and visual image upgrades in the same markets served in the lighting segment, which include the following markets: refueling and convenience store, quick-service restaurant, retail, grocery and pharmacy, and automotive dealerships. It is our belief that our expertise with the products and services we offer in the markets we serve represents a significant competitive advantage. We work with our customers and design firms to establish and implement cost-effective corporate visual image programs to advance our customers’ brands and to improve the consumer experience. Increasingly, we have become the primary supplier of exterior and interior visual image and display elements for our customers.

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, Latin America, and the Caribbean (approximately 3% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard products to stocking distributors, who subsequently provide products to electrical contractors and end users for a variety of lighting applications. Our lighting products are primarily sold through manufacturer’s sales representatives and to a lesser degree directly through our own sales force. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our direct sales force. This revenue stream is from more significant program initiatives that often represent multiple sites over a period of time. These customers are usually established and have a long-term relationship with LSI. These products and services are sold directly to the customer or a brand marketer acting as an intermediary.

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

Manufacturing and Distribution

We currently operate out of eighteen manufacturing facilities located within eleven U.S. states, one leased facility in Mexico, and two provinces in Canada.

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

The principal raw materials and purchased components used in the manufacturing of our products are steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, sensors, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. We source these materials and components from a variety of suppliers. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. When faced with supply chain challenges, we increase our safety stock in certain components in order to mitigate potential disruption to our operations resulting from an anticipated shortage of certain components. We are not dependent on any one supplier for critical component parts. We strive to reduce price volatility in our purchases of raw materials and components through annual contracts with strategic suppliers. Our Lighting operations generally carry a certain level of sub-assemblies and finished goods inventory to meet quick delivery requirements. Most lighting products are made to order and shipped shortly after they are manufactured whereas our display solutions operations manufacture custom products for customers who require us to stock certain amounts of finished goods in exchange for their commitment to that inventory. An example is our digital signage business, where customers require us to carry an inventory of digital screens to meet the demands of a large rollout programs.

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.3 million and $3.5 million for the fiscal years ended June 30, 2025, and 2024, respectively.

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

Seasonality

Our business in both lighting and display solutions segments is subject to some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of some major customers. Certain market verticals, grocery and quick-service restaurants (QSR) for example, restrict renovation activity during the November and December holiday season, as these are the high consumer traffic and sales periods. Sales in our Lighting Segment are to customers in both the new construction and renovation and retrofit markets. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies.

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

We have approximately 2,000 full-time and part-time employees and approximately 175 agency employees as of June 30, 2025. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, and a 401(k) retirement savings plan.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, cash flows or future results. Anyone of these factors could cause the Company’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products, primarily in the Lighting Segment, have greater sales, assets, and financial resources. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies. Aggressive pricing actions of our competitors could affect prices we charge our customers or demand for our products, which could adversely affect our operating results. Additionally, customers for our products may attempt to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in research and development, manufacturing, marketing, and customer service and support. We may not have sufficient resources to continue to make such investments, and we may be unable to maintain our competitive position.

Two of our largest market verticals are the refueling and convenience store and grocery markets, and any substantial change in these markets could have an adverse effect on our business.

The Company has a concentration of sales in the refueling and convenience store and grocery markets. Sales to the refueling and convenience store market are dependent upon the general conditions prevailing in and the profitability of the Petroleum industry and general market conditions. The refueling and convenience store market can be subject to reactions by the petroleum industry due to world political events, to the price and supply of oil, and to a decline in demand resulting from an economic recession, or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets by the petroleum industry, which could adversely affect our business. The operating environment for the grocery market continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, market consolidation, intense competition, and entry of non-traditional competitors. The changing operating environment along with changes in customer behaviors within the grocery market could have an adverse impact on the purchasing decisions by one or more of our larger customers in this market. In addition, actions by our competitors, our customers’ financial constraints, and industry factors or otherwise, could have an adverse effect on our business in either of these markets.

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

The Company is committed to product innovation on a timely basis to meet customer demands. Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues. Products or technologies developed by others may render the Company’s products or technologies obsolete or non-competitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s operating results and competitive position within the industry. More specifically, the development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. Rapidly changing product technologies could adversely impact operating results due to potential technological obsolescence of certain inventories or increased warranty expense related to newly developed LED lighting products or any of the Company’s other products and services. We may experience design, manufacturing, marketing, or other difficulties, such as inability to attract a sufficient number of experienced engineers which could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position. In addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Our success is determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Our ability to compete and the ability of our business to grow could suffer if our intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to compete with us more effectively and have an adverse effect on our business, financial condition, and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technology.

RISKS RELATED TO OUR OPERATIONS

Price increases in, and significant shortages of, raw materials and components; and shortages in transportation and increased fuel prices could adversely affect our operating margin.

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. Significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arrange stocking agreements to mitigate risk of supply and price increases. The Company can also be impacted by shortages and the availability of transportation of our products to our customers, in addition to rising fuel prices. The Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases along, rising transportation costs, and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices and transportation costs, for each program as it begins with further price increases throughout the life of the program when warranted. Although the Company attempts to pass along increased costs in the form of price increases to its customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag behind the incurrence of higher costs.

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

Our information systems are protected through physical and software security as well as redundant backup systems, however, as cyber-attacks continue to evolve, we are committed to investing in our cyber defenses in order to mitigate the risks. Some of our software systems are provided and/or utilized by third parties who maintain responsibility for mitigating cybersecurity risk. We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

Labor shortages or increases in labor costs could adversely impact our business and results of operations.

We rely heavily on our employees, and any shortage of qualified labor could adversely affect our business. If we are not successful in our recruiting and retention efforts due to general labor shortages or otherwise, we could encounter a shortage of qualified employees in future periods. Any such shortage would decrease our ability to produce sufficient quantities of our product to serve our customers effectively. Such a shortage may also require us to pay higher wages for employees and incur a corresponding reduction in our profitability. Improvements in the economy and labor markets also could impact our ability to attract and retain key personnel. Rising wages across an improving economy can increase the competition among employers for a scarce labor force and make it difficult for us to attract and retain key personnel.

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

Upgrading or replacing a customer’s current image requires the manufacture of inventory that is specific to the particular customer. This is particularly true in the Display Solutions Segment. In as many instances as possible, we require a commitment from the customer before the inventory is produced. Our request for a commitment may range from a single site or store to a large rollout program involving many sites or stores. The risk does exist that a customer cannot or will not honor its commitment to us. The reasons a customer cannot or will not honor its commitment can range from the bankruptcy of the customer to the change in the image during the rollout program, to canceling the program before its completion and before the inventory is sold to the customer. In each of these instances, we could be left with significant amounts of inventory required to support the customer’s re-imaging. While all efforts are made to hold the customer accountable for its commitment, there is the risk that a significant amount of inventory could be deemed obsolete or no longer usable which could result in significant inventory write-offs.

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

There is uncertainty about the future relationship between the U.S and various other countries with respect to trade policies and tariffs. There is also uncertainty as to whether trade between the U.S. and other countries, including countries in which we operate along with countries where our customers or suppliers operate, may be impacted by those policy developments. Changes in policy or continued uncertainty could depress economic activity and restrict our access to certain suppliers and customers.

Tariffs implemented on our component parts and certain finished good inventory will increase the cost of our products manufactured at our plants in the U.S. and in Canada. Some of our purchased components are sourced from or manufactured in foreign countries. Import tariffs will result in increased prices for imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our foreign supply chain. Either of these could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold which in turn could adversely impact our business, financial condition, and results of operations.

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

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition, and results of operations. The United States and other jurisdictions have experienced high levels of inflation. If the inflation rate increases, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses along with the cost of various goods and services the Company purchases, and we may not be successful in offsetting such cost increases. In addition, an increase in interest rates will further result in increased interest expense.

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

●

the votes of holders of 66 2/3% of all outstanding shares are required to amend our Articles of Incorporation and to approve mergers, reorganizations, and similar transactions; and advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings.

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

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2025 that remain unresolved.

Item 1C – CYBERSECURITY

Risk Management and Strategy

We are committed to preserving the trust and confidence of our stakeholders by taking appropriate technical and organizational measures for maintaining information security and data privacy. Our cybersecurity program allows us to assess, identify and manage information security and cybersecurity threats through risk assessment and prevention measures to facilitate communication, training, awareness and incident response procedures. We have established policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches.

Our data breach response designates an incident response team comprised of senior leaders within information technology, finance and compliance functions to ensure timely diagnosis and mitigation of cyber events. The incident response team is responsible for determining whether a cybersecurity incident is material and requires current reporting pursuant to SEC Form 8-K Item 1.05 (Material Cybersecurity Incidents). In conducting the assessment, the team considers factors including but not limited to the probability of an adverse outcome; the potential significance of loss; the nature and extent of harm to individuals, customers, and vendors; the nature and extent of harm to our competitive position or reputation; and the possibility of litigation or regulatory investigations.

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

Item 2. Properties

Description		Size	Location	Status

1a)	Corporate Headquarters and Lighting and Display Solutions manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

1b)	Lighting manufacturing	122,000 sq. ft.	Cincinnati, OH	Owned

2)	Lighting office and manufacturing	96,000 sq. ft. (includes 5,000 sq. ft. of office space	Independence, KY	Owned

3)	Display Solutions office and manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

4)	Display Solutions office	10,000 sq. ft.	Uniontown, OH	Leased

5a)	Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

5b)	Lighting office and manufacturing	56,500 sq. ft. (includes 9,000 sq. ft. of office space)	Columbus, OH	Leased

6)	Lighting office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

7)	Display Solutions office and manufacturing	77,000 sq. ft. (includes 8,000 sq. ft. of office space	Milo, ME	Owned

8a)	Display Solutions office and manufacturing	64,000sq. ft. (includes 4,000 sq. ft. of office space)	Bangor, ME	Leased

8b)	Display Solutions office and manufacturing	42,500 sq. ft.	Bangor, ME	Leased

9)	Display Solutions manufacturing	77,000 sq. ft.	Collingwood, ON	Leased

10)	Display Solutions manufacturing	68,000 sq. ft.	Payson, UT	Leased

11)	Display Solutions office and manufacturing	124,000 sq. ft.	Tampa, FL	Leased

12)	Display Solutions manufacturing	61,000 sq. ft.	Arlington, TX	Leased

13)	Display Solutions office and manufacturing	110,000 sq. ft.	Cranston, RI	Leased

14)	Display Solutions manufacturing	37,000 sq. ft.	Boonton, NJ	Leased

15)	Display Solutions manufacturing	62,000 sq. ft.	Alpharetta, GA	Leased

16)	Display Solutions warehouse	5,400 sq. ft.	Queretaro, Mexico	Leased

17a)	Display Solutions manufacturing	47,500 sq. ft.(includes 1,050 sq. ft. of office space)	Ontario, Canada	Leased

17b)	Display Solutions manufacturing and distribution warehouse	57,500 sq. ft.	Ontario, Canada	Leased

17c)	Distribution warehouse	12,000 sq. ft.	Ontario, Canada	Leased

18)	Distribution warehouse	12,000 sq. ft.	Alberta, Canada	Leased

Note: Some properties are close in proximity and therefore are grouped together in this schedule

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 15 – Contingencies of the Notes to the Consolidated Financial Statements beginning on page 60 of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 31, 2025, there were approximately 497 registered holders of record of our common stock.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2025 was $0.20 per share.

On April 28, 2022, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $15 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors, including the ongoing assessment of the Company’s capital needs, the market price of the Company’s common stock, general market conditions and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any shares in the fiscal year ended June 30, 2025.

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

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2025, the purchased material component of cost of goods sold subject to price risk was approximately $263.1 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arrange stocking agreements to mitigate risk of supply and price increases. The Company’s Lighting Segment has historically implemented price increases with customers to offset raw material price increases. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has some foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars combined represents approximately 3% of the Company’s fiscal 2025 consolidated net sales. All other business conducted by the Company is in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Update Pagination

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

The Company acquired Canada’s Best Holdings (“CBH”) on March 11, 2025. Management excluded CBH from its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025. Including goodwill and acquired intangible assets, CBH represented 10% of the Company’s total consolidated assets as of June 30, 2025, and 1% of the Company’s total consolidated sales for the fiscal year ended June 30, 2025.

Management's Report on Internal Control over Financial Reporting appearing on page 31 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 31.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 4, 2025 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference. Information about our trading policies and procedures can be found under the caption “Long-Term Incentive Plan” in the proxy statement. That information is incorporated herein by reference.

We have adopted a code of business conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial, and other finance organization employees. The code of business conduct is publicly available on our website at lsicorp.com. If we make any substantive amendments to the code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

We will provide disclosures of delinquent Section 16(a) reports, if any, in our Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosures, if any, in incorporated herein by reference.

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

10.18*	Fiscal Year 2024 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on November 6, 2023).

10.19*	Fiscal Year 2025 Long-Term Incentive Plan (LTIP) ++ (Incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on November 8, 2024)

14	Code of Business Conduct

19	Insider Trading Policy and Anti-Hedging and Pledging Policy (incorporated by reference to Exhibit 19 to LSI’s Form 10-Q filed on February 7, 2025).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

97.1	Executive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 11, 2025	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 11, 2025

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer and Principal Accounting Officer)
Date: September 11, 2025

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 11, 2025

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 11, 2025

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 11, 2025

/s/ Ernest W. Marshall, Jr.	Director
Ernest W. Marshall, Jr.
Date: September 11, 2025

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 11, 2025

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 11, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of the Company’s operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2025, compared to the year ended June 30, 2024. For a discussion of the year ended June 30, 2024, compared to the year ended June 30, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2025	2024

Lighting Segment	$248,357	$262,413
Display Solutions Segment	325,020	207,225
Total Net Sales	$573,377	$469,638

Operating Income (Loss) by Business Segment

(In thousands)	2025	2024

Lighting Segment	$30,253	$33,327
Display Solutions Segment	26,353	19,969
Corporate and Eliminations	(20,837)	(17,779)
Total Operating Income	$35,769	$35,517

Fiscal 2025 net sales of $573.4 million increased 22% compared to fiscal 2024 net sales of $470.0 million. The increase in net sales was attributed to a $117.8 million or 57% increase in net sales of the Display Solutions Segment, partially offset by a $14.1 or 5% decline in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 17% driven by increased sales across all product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisition of EMI and CBH contributed an additional $85.3 million of the year-over-year sales growth of the Display Solutions Segment. The decline in sales in the Lighting Segment is attributed to the comparison of year-over-year sales of large lighting projects. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a year-over-year decline in large lighting projects, small project activity continued to increase over the prior year period while large lighting projects order activity increased in the fourth quarter of fiscal 2025.

Fiscal 2025 operating income of $35.8 million represents a 1% increase from fiscal 2024 operating income of $35.5 million. Fiscal 2025 adjusted operating income, a Non-GAAP financial measure, was $48.4 million compared to adjusted fiscal 2024 operating income of $46.4 million. While sales increased 22% compared to the same period last year, Non-GAAP operating income rose 4%. The increase in sales was partially offset by the dilutive impact of acquisitions and by customer mix. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the fiscal years 2025 and 2024. Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. This report includes additional non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, Free Cash Flow, and organic sales growth.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

Non-GAAP Financial Measures

Reconciliation of net income to adjusted net income:

(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$24,383		$0.79	$24,977		$0.83

Long-term performance based compensation	3,951	(1)	0.13	3,272	(7)	0.11

Consulting expense: commercial growth opportunities	62	(2)	-	-		-

Acquisition costs	838	(3)	0.03	735	(8)	0.02

Lease expense on the step-up basis of acquired leases	285	(4)	0.01	-		-

Restructuring/severance costs	240	(5)	0.01	396	(9)	0.01

Amortization expense of acquired intangible assets	4,745	(6)	0.16	3,671	(10)	0.13

Foreign currency transaction gain on intercompany loan	(489)		(0.02)	-		-

Tax rate difference between reported and adjusted net income	(1,132)		(0.04)	(757)		(0.03)

Net income adjusted	$32,883		$1.07	$32,294		$1.07

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

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1) $988

(2) $19

(3) $209

(4) $71

(5) $60

(6) $1,124

(7) $1,108

(8) $266

(9) $143

(10) $1,287

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to adjusted operating income:

	2025	2024
(In thousands)
Operating income as reported	$35,769	$35,517

Long-term performance based compensation	4,939	4,380

Consulting expense: commercial growth opportunities	81	-

Acquisition costs	1,047	1,001

Lease expense on the step-up basis of acquired leases	356	-

Restructuring/severance costs	300	539

Amortization expense of acquired intangible assets	5,869	4,958
Adjusted operating income	$48,361	$46,395

Reconciliation of net income to EBITDA to adjusted EBITDA:

	2025	2024
(In thousands)
Net income - reported	$24,383	$24,977
Income tax	8,655	8,122
Interest expense, net	3,129	2,156
Other expense (income)	(398)	262
Operating income as reported	$35,769	$35,517

Depreciation and amortization	12,575	9,999

EBITDA	$48,344	$45,516

Acquisition costs	1,047	1,001

Long-term performance based compensation	4,939	4,380

Restructuring/severance costs	300	539

Lease expense on the step-up basis of acquired leases	356	-

Consulting expense: commercial growth opportunities	81	-

Adjusted EBITDA	$55,067	$51,436

Reconciliation of cash flow from operations to free cash flow:

	2025	2024
(In thousands)
Cash flow from operations	$38,118	$43,393

Capital expenditures	(3,465)	(5,388)

Free cash flow	$34,653	$38,005

Net debt to adjusted EBITDA:

	June 30,	June 30,
(In thousands)	2025	2024

Debt as reported	$48,557	$54,229
Less:
Cash and cash equivalents as reported	3,457	4,110

Net debt	$45,100	$50,119

Adjusted EBITDA	$55,067	$51,436

Net debt to adjusted EBITDA	0.82	0.97

	Twelve Months Ended
Organic compared to inorganic Sales	FY 2025	FY 2024	% Variance

Lighting Segment	$248,357	$262,413	-5%
Display Solutions Segment
- Comparable Display Solutions Sales	221,641	189,152	17%
- EMI	94,830	18,073
- Canada's Best	8,549	-
Total Diplay Solutions Sales	325,020	207,225	57%
Total net sales	573,377	469,638	22%
Less:
EMI `	94,830	18,073
Canada's Best	8,549	-
Total organic net sales	$469,998	$451,565	4%

Results of Operations

2025 Compared to 2024

Display Solutions Segment
(In thousands)	2025	2024

Net Sales	$325,020	$207,225
Gross Profit	$57,476	$44,195
Operating Income	$26,353	$19,969

Display Solutions net sales of $325.0 million increased 57% from same period in fiscal 2024. This segment generated organic growth of 17% driven by increased sales across all major product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisitions of EMI and CBH also contributed $85.3 million of the year-over-year sales growth of the Display Solutions Segment.

Gross profit of $57.5 million in fiscal 2025 increased 30% from the same period of fiscal 2024. Gross profit as a percentage of net sales decreased to 18% from 21% in the same period of fiscal 2024 as a result of the dilutive impact of acquisitions and by customer mix.

Operating expenses of $31.1 million in fiscal 2025 increased 29% from the same period of fiscal 2024, primarily driven by the acquisitions of EMI and CBH and by continued investment in commercial initiatives to drive growth.

Fiscal 2025 operating income of $26.4 million in fiscal 2025 increased 32% from the same period of fiscal 2024. The increase in operating income of 6.4 million was driven by the net effect of an increase in net sales partially offset by the dilutive impact of acquisitions and by customer mix.

Lighting Segment
(In thousands)	2025	2024

Net Sales	$248,357	$262,413
Gross Profit	$84,390	$89,026
Operating Income	$30,253	$33,327

Lighting Segment net sales of $248.4 million in fiscal 2025 decreased 5% compared to net sales of $262.4 million in the same period in fiscal 2024. In fiscal 2024, the Company had several large lighting projects that did not repeat in fiscal 2025. While there was a year-over-year decline in large lighting projects, small project activity continued to increase over the prior year period while large lighting projects order activity increased in the fourth quarter of fiscal 2025.

Gross profit of $84.4 million in fiscal 2025 decreased 5% from the same period of fiscal 2024. The decline in gross profit is attributed to the decline in sales. Despite a decline in gross profit due to a decline in sales, gross profit as a percentage of sales improved marginally. Maintaining a comparable gross margin rate on lower sales was the result of an increase in a higher mix of value applications, and effective cost management.

Operating expenses of $54.1 million in fiscal 2025 decreased 3% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Fiscal 2025 Lighting Segment operating income of $30.3 million decreased 9% from operating income of $33.3 million in the same period of fiscal 2024 primarily driven by decreased net sales partially offset by an increase in a higher mix of value applications, stable pricing, and effective cost management.

Corporate and Eliminations
(In thousands)	2025	2024

Gross (Loss)/Profit	$4	$(53)
Operating (Loss)	$(20,837)	$(17,779)

The gross (loss) relates to the intercompany profit in inventory elimination.

Operating expenses of $20.8 million in fiscal 2025 increased 17% from the same period of fiscal 2024. The increase in expense is the result of an increase in investment in commercial initiatives to support the growth of the Company, including the cost associated with acquisitions, and performance related compensation programs.

Consolidated Results

The Company reported $3.1 million and $2.2 million of net interest expense in fiscal 2025 and 2024, respectively. The increase in interest expense is the result of the funds borrowed to acquire EMI in the fourth quarter of fiscal 2024 along with the funds borrowed to acquire CBH in the third quarter of fiscal 2025, partially offset by decreased borrowing costs. The Company also recorded other (income)/expense of ($0.4) million and $0.3 million in fiscal 2025 and 2024, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $8.7 million of income tax expense in fiscal 2025 represents a consolidated effective tax rate of 26.2%. The $8.1 million of income tax expense in fiscal 2024 represents a consolidated effective tax rate of 24.5%. The increase in the effective tax rate from fiscal 2024 to fiscal 2025 is primarily driven by an increase in state, local and foreign income taxes across the multiple tax jurisdictions where LSI has a physical presence partially offset by the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $24.4 million in fiscal 2025, compared to net income of $25.0 million in fiscal 2024. Non-GAAP adjusted net income was $32.9 million for fiscal 2025, compared to adjusted net income of $32.3 million for fiscal 2024 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in net sales partially offset by unfavorable product mix. Diluted adjusted earnings per share of $1.07 was reported in fiscal 2025, compared to the same diluted adjusted earnings per share of $1.07 in the same period of fiscal 2024. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2025, were 30,832,000 shares compared to 30,068,000 shares in the same period last year.

Liquidity and Capital Resources

The Company considers our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

Working capital was $96.8 million at June 30, 2025, compared to $83.3 million at June 30, 2024. The ratio of current assets to current liabilities was 2.0 to 1 as of June 30, 2025, compared to a ratio of 2.1 to 1 as of June 30, 2024. The acquisition of Canada’s Best Holding (CBH) in the third quarter of fiscal 2025 accounted for $9.7 million of the increase in net working capital. When the impact of the acquisition of CBH is removed from the year-over-year comparison, net working capital increased $5.4 million. The net increase in net working capital excluding CBH was mostly due to a $18.8 million increase in net accounts receivable, an increase of $4.0 million in net inventory, partially offset by a $13.6 million increase in accounts payable and accrued expenses and a 3.2 million reduction in refundable income taxes.

Net accounts receivable were $104.3 million and $78.6 million at June 30, 2025, and June 30, 2024, respectively with CBH accounting for $6.9 million of net accounts receivable as of June 30, 2025. Net accounts receivable increased $18.8 million excluding CBH’s net accounts receivable, primarily the result of a period-over period increase in sales. Days Sales Outstanding (DSO) was 57 days and 58 days as of June 30, 2025, and June 30, 2024, respectively. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for credit losses are adequate.

Net inventories were $79.8 million and $70.9 million at June 30, 2025, and June 30, 2024, respectively, with CBH accounting for $5.0 million of the $79.8 million total net inventory at June 30, 2025. Net inventory increased $3.9 million excluding CBH’s net inventory. The increase of $3.9 million is the result of a $1.7 million increase in Lighting Segment inventory and a $2.2 million increase in Display Solutions Segment inventory. Inventory levels increased in both reportable segments to support the growth in sales.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. Our credit facility consists of a $25 million term loan and $75 million secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. As of June 30, 2025, $35.7 million of the revolving line of credit was available. As of June 30, 2025, we are in compliance with all of our loan covenants. We believe that our $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months.

The Company generated $38.1 million of cash from operating activities in fiscal 2025 compared to a generation of cash of $43.4 million in fiscal 2024. The Company continues to effectively manage its working capital while generating cash flow from earnings, resulting in strong cash flow from operations.

The Company consumed $28.0 million of cash from investing activities in fiscal 2025 compared to a consumption of cash of $55.3 million in fiscal 2024. The Company acquired Canada’s Best Holdings for $24.6 million in the third quarter of fiscal 2025 and acquired EMI Industries, LLC in the fourth quarter of fiscal 2024 for $49.9 million which contributed significantly to the consumption of cash in both reporting periods. The Company also invested $3.5 million and $5.4 million of cash related to purchases of equipment and tooling in fiscal 2025 and 2024, respectively, to support sales growth initiatives.

The Company had a net consumption of cash of $11.4 million in fiscal 2025 compared to a net generation of cash of $14.3 million in fiscal 2024 related to financing activities. While the cash generated from operating activities continues to pay down its debt, the Company borrowed funds from its line of credit to acquire EMI and CBH, which impacted net debt activity over the course of the two fiscal years.

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

Cash Dividends

In August 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 10, 2025, to shareholders of record as of September 2, 2025. The indicated annual cash dividend rate for fiscal 2025 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Warranty Reserves:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. Warranty reserves are subject to large reserve adjustments when actual warranty costs differ significantly from cost estimates due to unforeseen claim activity which exceeds historical claim activity such as product failures across several customers or over a wide geographic area. The Company also periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary, which can also cause large reserve adjustments. These adjustments may be required in the future, which could adversely affect our gross profit and results of operations. The same methodology was used for calculating warranty reserves in fiscal 2024 and fiscal 2025 which resulted in an increase in the reserves in fiscal 2025.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company acquired Canada’s Best Holding (CBH) on March 11, 2025. Management excluded CBH from its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025. Including goodwill and acquired intangible assets, CBH represented 10% of the Company’s total consolidated assets as of June 30, 2025, and 1% of the Company’s total consolidated sales for the fiscal year ended June 30, 2025.

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2025. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes and financial statement schedule included under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of Canada’s Best Holdings

As discussed in Note 3 to the consolidated financial statements, the Company completed an acquisition agreement wherein the Company acquired 100% ownership of Canada’s Best Holdings on March 11, 2025 for total consideration of $25.9M resulting in the addition of $9.6M of intangible assets. The acquisition was accounted for as a business combination. We identified the valuation of the acquired customer relationships as a critical audit matter.

The principal considerations for our determination that the valuation of the acquired customer relationships is a critical audit matter is that the valuation of the acquired customer relationships was considered especially challenging and required significant auditor judgment due to the judgmental assumptions established by management in determining fair value measurements of the acquired customers relationships, which includes prospective financial information and discount rate. The Company, utilizing third-party specialists, used an income approach – excess earnings to measure the identified customer relationships. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the acquired customer relationships.

Our audit procedures related to the valuation of the acquired customer relationships included the following, among others:

●

Tested management’s process and related internal controls for developing the fair value estimate, including the development of key assumptions, including prospective financial information and discount rate for the valuation of the acquired customer relationships

●	Tested the completeness and accuracy of the underlying data used to develop the fair value estimate
●	Evaluated the appropriateness of the valuation model and methodology used by management with the assistance of professionals with specialized skills and knowledge
●	Assessed the reasonableness of management’s prospective financial information by comparing the projections to historical results and industry trends
●

Involved professionals with specialized skills and knowledge to assist in the evaluation of the significant assumptions used by management including prospective financial information and discount rate for the valuation of the acquired customer relationships.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

September 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated September 11, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Canada’s Best Holdings (“CBH”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 10 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2025. As indicated in Management’s Report on Internal Control Over Financial Reporting, CBH was acquired during fiscal year 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CBH.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

September 11, 2025

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2025, and 2024

(In thousands, except per share data)

	Twelve Months Ended

	2025	2024

Net Sales	$573,377	$469,638

Cost of products and services sold	431,372	335,962

Restructuring/Severance costs	225	508

Gross profit	141,780	133,168

Selling and administrative expenses	105,936	97,619

Restructuring/Severance costs	75	32

Operating income	35,769	35,517

Interest expense	3,129	2,156

Other (income) and expense	(398)	262

Income before income taxes	33,038	33,099

Income tax expense	8,655	8,122

Net income	$24,383	$24,977

Earnings per common share (see Note 4)
Basic	$0.82	$0.86
Diluted	$0.79	$0.83

Weighted average common shares outstanding
Basic	29,903	29,049
Diluted	30,832	30,068

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2025, and 2024

(In thousands)

(In thousands)
	2025	2024

Net Income	$24,383	$24,977

Foreign currency translation adjustment	627	(137)

Comprehensive Income	$25,010	$24,840

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2025, and 2024

(In thousands, except shares)

	June 30,	June 30,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$3,457	$4,110

Accounts receivable, less allowance for credit losses of $1,152 and $848, respectively	104,347	78,626

Inventories	79,818	70,913

Refundable income tax	-	3,197

Other current assets	6,544	5,653

Total current assets	194,166	162,499

Property, plant and equipment, at cost
Land	4,029	4,010
Buildings	24,575	24,757
Machinery and equipment	77,858	74,204
Buildings under finance leases	-	2,033
Construction in progress	989	1,611
	107,451	106,615
Less accumulated depreciation	(76,297)	(73,655)
Net property, plant and equipment	31,154	32,960

Goodwill	64,548	57,397

Intangible assets, net	78,258	73,916

Operating lease right-of-use assets	17,187	15,912

Deferred tax assets	7,302	4,921

Other long-term Assets, net	3,747	1,195

Total assets	$396,362	$348,800

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS (continued)

June 30, 2025, and 2024

(In thousands, except shares)

	June 30,	June 30,
	2025	2024
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	48,526	32,192
Accrued expenses	45,252	43,444

Total current liabilities	97,349	79,207

Long-term debt	44,986	50,658

Finance lease liabilities	-	636

Operating lease liabilities	12,047	11,267

Other long-term liabilities	4,695	2,677

Deferred tax liabilities	3,209	-

Commitments and contingencies (Note 15)	3,354	-

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 30,054,532 and 29,222,414 shares, respectively	163,692	156,365
Treasury shares, without par value	(10,011)	(8,895)
Key executive compensation	10,011	8,895
Retained earnings	66,201	47,788
Accumulated other comprehensive income	829	202

Total shareholders' equity	230,722	204,355

Total liabilities & shareholders' equity	$396,362	$348,800

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2025, and 2024

(amounts in thousands)

	Common Shares		Treasury Shares		Key Executive		Accumulated Other	Total
	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$28,548	$339	$177,578

Net Income	-	-	-	-	-	24,977	-	24,977
Other comprehensive (loss)	-	-	-	-	-	-	(137)	(137)
Board stock compensation	32	450	-	-	-	-	-	450
ESPP stock awards	14	194	-	-	-	-	-	194
Restricted stock units issued, net of shares withheld for tax withholdings	324	(447)	-	-	-	-	-	(447)
Shares issued for deferred compensation	131	1,875	-	-	-	-	-	1,875
Activity of treasury shares, net	-	-	(114)	(1,729)	-	-	-	(1,729)
Deferred stock compensation	-	-	-	-	1,729	-	-	1,729
Stock-based compensation expense	-	3,814	-	-	-	-	-	3,814
Stock options exercised, net	233	1,788	-	-	-	-	-	1,788
Dividends — $0.20 per share	-	-	-	-	-	(5,737)	-	(5,737)

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

Net Income	-	-	-	-	-	24,383	-	24,383
Other comprehensive gain	-	-	-	-	-	-	627	627
Board stock compensation	27	450	-	-	-	-	-	450
ESPP stock awards	17	218	-	-	-	-	-	218
Restricted stock units issued, net of shares withheld for tax withholdings	534	(509)	-	-	-	-	-	(509)
Shares issued for deferred compensation	114	1,943	-	-	-	-	-	1,943
Activity of treasury shares, net	-	-	(16)	(1,116)	-	-	-	(1,116)
Deferred stock compensation	-	-	-	-	1,116	-	-	1,116
Stock-based compensation expense	-	4,164	-	-	-	-	-	4,164
Stock options exercised, net	140	1,061	-	-	-	-	-	1,061
Dividends — $0.20 per share	-	-	-	-	-	(5,970)	-	(5,970)

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$66,201	$829	$230,722

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2025, and 2024

(In thousands)

	2025	2024
Cash Flows from Operating Activities
Net income	$24,383	$24,977
Non-cash items included in net income
Depreciation and amortization	12,575	9,999
Deferred income taxes	(2,381)	(1,608)
Deferred compensation plan	1,943	1,875
Stock compensation expense	4,164	3,814
ESPP discount	218	194
Issuance of common shares as compensation	450	450
Loss on disposition of fixed assets	204	306
Allowance for credit losses	231	57
Inventory obsolescence reserve	528	(1,259)

Changes in certain assets and liabilities:
Accounts receivable	(22,100)	10,384
Inventories	(5,250)	6,310
Refundable income taxes	3,197	(77)
Accounts payable	16,306	(4,117)
Accrued expenses and other	3,650	(7,913)
Net cash flows provided by operating activities	38,118	43,392

Cash Flows from Investing Activities
Acquisition of EMI and CBH, net of cash acquired	(24,552)	(49,900)
Purchases of property, plant, and equipment	(3,465)	(5,388)
Proceeds from the sale of fixed assets	50	35
Net cash flows used in investing activities	(27,967)	(55,253)

Cash Flows from Financing Activities
Payments on long-term debt	(199,790)	(139,884)
Borrowings on long-term debt	194,117	158,912
Cash dividends paid	(5,970)	(5,737)
Shares withheld on employees' taxes	(509)	(447)
Payments on financing lease obligations	(340)	(324)
Proceeds from stock option exercises	1,061	1,788
Net cash flows provided by (used in) financing activities	(11,431)	14,308

Change related to Foreign Currency	627	(165)
Increase (decrease) in cash and cash equivalents	(653)	2,282
Cash and cash equivalents at beginning of period	4,110	1,828

Cash and cash equivalents at end of period	$3,457	$4,110

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of LSI Industries Inc. (an Ohio corporation) and its subsidiaries (collectively, the “Company”), all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Twelve Months Ended
(In thousands)	June 30, 2025
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$208,193	$259,432
Products and services transferred over time	40,164	65,588
	$248,357	$325,020

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$202,552	$26,144
Poles and other display solutions elements	43,211	233,792
Project management, installation services, shipping and handling	2,594	65,084
	$248,357	$325,020

	Twelve Months Ended
(In thousands)	June 30, 2024
	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$219,820	$151,972
Products and services transferred over time	42,593	55,253
	$262,413	$207,225

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$215,758	$32,521
Poles and other display solutions elements	43,719	132,604
Project management, installation services, shipping and handling	2,936	42,100
	$262,413	$207,225

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

Credit and Collections:

The Company maintains allowances for credit losses for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income. The Company determines its allowance for credit losses by first considering all known collectability problems of customers’ accounts and then applying certain percentages against the various aging categories based on the due date of the remaining receivables. The resulting allowance for credit losses is an estimate based upon the Company’s knowledge of its business and customer base, the current economic climate, and historical trends. Receivables deemed uncollectable are written off against the allowance for credit losses after all reasonable collection efforts have been exhausted. The Company also establishes allowances, at the time revenue is recognized, for returns, discounts, pricing, and other possible customer deductions. These allowances are based upon historical trends. The following table presents the Company’s net accounts receivable at the dates indicated.

Net Accounts Receivable
(In thousands)	June 30, 2025	June 30, 2024

Accounts receivable	$105,499	$79,474
Less: Allowance for credit losses	(1,152)	(848)
Accounts receivable, net	$104,347	$78,626

The net accounts receivable balance as of June 30, 2023, was $77.7 million.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada, and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000 per institution. As of June 30, 2025, and June 30, 2024, the Company had bank balances of $3.5 million and $3.3 million, respectively, without insurance coverage.

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

The Company recorded $6.7 million and $5.0 million of depreciation expense in the years ended June 30, 2025, and 2024 respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software are recorded on the Company's balance sheet. The definite-lived intangible assets are being amortized to expense over periods ranging between five and twenty years. The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment. See additional information about goodwill and intangible assets in Note 8.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2025	June 30, 2024

Balance at beginning of the period	$6,623	6,501
Addition from acquired company	73	345
Additions charged to expense	5,304	3,781
Deductions for repairs and replacements	(4,495)	(4,004)
Balance at end of the period	$7,505	6,623

Employee Benefit Plans:

The Company has a 401(k)-retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k)-match program covers substantially all of its employees. The Company also has a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2.4 million and $2.3 million in June 30, 2025, and 2024, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.3 million and $3.5 million for the fiscal years ended June 30, 2025, and 2024, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 2,024,000 shares and 2,087,000 shares in fiscal 2025 and 2024, respectively. See further discussion in Note 5.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and was ($0.6) million as of June 30, 2025, and $0.1 million as of June 30, 2024. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and was ($0.4) and $0.3 million for the fiscal year ended June 30, 2025 and June 30, 2024, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker ("CODM") and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this new guidance on its consolidated financial statements and related disclosures by providing greater visibility of the metrics used by the CODM to measure performance by each reportable segment. Refer to Note 4 – Business Segment Information. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events:

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were filed. See Note 13 for the assessment of the One Big Beautiful Bill Act (the Act), which was signed into law on July 4, 2025. No other items were identified during this evaluation that required adjustment to or disclosure in the accompanying consolidated financial statements.

NOTE 2 — ACQUISITION OF EMI INDUSTRIES, LLC

On April 18, 2024, the Company acquired EMI Industries, LLC (EMI), a Florida-based metal and millwork manufacturer of standard and customized fixtures, displays and equipment for the convenience store, supermarket and restaurant industries, for $50.0 million, of which $0.1 million of the purchase price was retained pending a review of the acquired working capital. In the first quarter of fiscal 2025, the company funded an additional $59,000 related to the final settlement of the acquired working capital. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations during fiscal year 2024. The acquisition of EMI will further expand LSI’s vertical market presence within Grocery, C-Store, and QSR/Restaurant, while providing a compelling entry point into other diverse markets. The Company funded the acquisition totaling $49.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

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

(In thousands)	April 18, 2024 as initially reported	Measurement period adjustments	April 18, 2024 as adjusted

Accounts Receivable	$11,386	$-	$11,386
Inventory	12,246	-	12,246
Property, Plant and Equipment	7,719	-	7,719
Operating Lease Right-Of-Use Assets	8,734	-	8,734
Other Assets	1,176	-	1,176
Intangible Assets	15,670	-	15,670
Accounts Payable	(7,103)	-	(7,103)
Accrued Expenses	(6,308)	-	(6,308)
Operating Lease Liabilities	(5,987)	-	(5,987)
Identifiable Assets	37,533	-	37,533
Goodwill	12,367	59	12,426
Net Purchase Consideration	$49,900	$59	$49,959

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

(in thousands; unaudited)	Twelve Months Ended June 30
2024
Sales	$535,849

Gross Profit	$141,788

Operating Income	$36,303

NOTE 3— ACQUISITION OF CANADA’S BEST HOLDINGS

On March 11, 2025, the Company acquired Canada’s Best Holdings (CBH), an Ontario Canada-based leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail environments, for $25.9 million, subject to a working capital adjustment and future potential earnout payments up to $7.0 million. As of the acquisition date, total purchase consideration of $29.1 million includes the current fair value of the contingent consideration related to future earnout payments of $3.3 million. The future earnout payments include revenue and EBITDA goals for the fiscal years ending June 30,2026 and June 30, 2027. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the initial purchase consideration totaling $25.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of $29.1 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2026, as well as potential revision resulting from the finalization of pre-acquisition tax filings and earnout payment calculations. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 11, 2025, is as follows:

(In thousands)	March 11, 2025 as reported	Measurement period adjustments	March 11, 2025 as adjusted
Cash and cash equivalents	$4,592	$-	$4,592
Accounts receivable	3,907	(55)	3,852
Inventory	4,287	(104)	4,183
Property, plant and equipment	640	1,422	2,062
Operating lease right-of-use assets	5,211	(386)	4,825
Other assets	204	1,790	1,994
Intangible assets	9,955	(353)	9,602
Accounts payable	(29)	2	(27)
Accrued expenses	(472)	(639)	(1,111)
Operating lease liabilities	(2,954)	-	(2,954)
Other long-term liabilities	-	(1,515)	(1,515)
Deferred tax liability	(3,700)	573	(3,127)
Identifiable assets	21,641	735	22,376
Goodwill	5,748	962	6,710
Net purchase consideration	$27,389	$1,697	$29,086

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

	Estimated Fair Value	Estimated Useful Life (Years)
(in thousands)
Tradename	$991	10
Non-compete agreements	180	3	-	5
Customer relationships	8,431	20
	$9,602

CBH’s post-acquisition results of operations for the period from March 11, 2025, through June 30, 2025, are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of CBH for the period from March 11, 2025, through June 30, 2025, were $8.5 million and operating income was $1.2 million. The operating results of CBH are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the twelve months ended June 30, 2025, and June 30, 2024, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro-form operating income of $37.8 million excludes acquisition-related expenses of $1.0 million.

	Twelve Months Ended June 30
(in thousands; unaudited)	2025	2024
Sales	$587,874	$496,965

Gross Profit	$146,962	$142,984

Operating Income	$37,848	$41,337

NOTE 4 — BUSINESS SEGMENT INFORMATION

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

The Company’s method for measuring profitability on a reportable segment basis and used by the CODM to assess performance is adjusted operating income and adjusted earnings before interest, tax, depreciation, amortization, along with other non-GAAP adjustments (adjusted EBITDA). These measurements are used to monitor performance compared to prior periods and forecasted results.

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

The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, menu board systems, millwork display fixtures, refrigerated displays, food equipment, countertops, and other custom display elements. These products are used in visual image programs in several markets including the refueling and convenience store markets, quick-service and casual restaurant market, retail and grocery store, and other retail markets. The Company accesses its customers primarily through a direct sale model utilizing its own sales force. Sales through distribution represent a small portion of Display Solutions sales. The Display Solutions Segment also provides a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage.

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended June 30, 2025, or 2024. There was no concentration of accounts receivable at June 30, 2025, or 2024.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2025, and June 30, 2024:

(In thousands)	Twelve Months Ended
	June 30, 2025
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$248,357	$325,020	$-	$573,377

Operating income	30,253	26,353	(20,837)	35,769

Long-term performance based compensation	338	1,068	3,533	4,939
Severance costs and restructuring costs	83	195	22	300
Amortization expense of acquired intangible assets	2,412	3,457	-	5,869
Acquisition costs	-	-	1,047	1,047
Expense on step-up basis of acquired assets	-	356	-	356
Consulting expense: commercial growth initiatives	-	-	81	81
				-
Adjusted operating income	33,086	31,429	(16,154)	48,361

Depreciation Expense	2,639	3,715	352	6,706

Adjusted EBITDA	$35,725	$35,144	$(15,802)	$55,067

(In thousands)	Twelve Months Ended
	June 30, 2024
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$262,413	$207,225	$-	$469,638

Operating income	33,327	19,969	(17,779)	35,517

Long-term performance based compensation	176	994	3,210	4,380
Severance costs and restructuring costs	26	513	-	539
Amortization expense of acquired intangible assets	2,413	2,545	-	4,958
Acquisition costs	-	-	1,001	1,001
				-
Adjusted operating income	35,942	24,021	(13,568)	46,395

Depreciation Expense	2,753	1,934	354	5,041

Adjusted EBITDA	$38,695	$25,955	$(13,214)	$51,436

	Twelve Months Ended
(In thousands)	June 30
	2025	2024
Capital Expenditures:
Lighting Segment	$1,883	$3,555
Display Solutions Segment	1,499	1,386
Corporate and Eliminations	83	447
	$3,465	$5,388

Depreciation and Amortization:
Lighting Segment	$5,060	$5,167
Display Solutions Segment	7,190	4,480
Corporate and Eliminations	325	352
	$12,575	$9,999

	June 30, 2025	June 30, 2024
Identifiable Assets:
Lighting Segment	$132,960	$130,695
Display Solutions Segment	253,299	208,248
Corporate and Eliminations	10,103	9,857
	$396,362	$348,800

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

The Company does have sales and assets in other geographic locations outside of the United States which are immaterial to the consolidated sales and assets.

The Company records a 10% mark-up on most intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales	Twelve Months Ended
(In thousands)	June 30
	2025	2024
Lighting Segment inter-segment net sales	$19,976	$22,852
Display Solutions Segment inter-segment net sales	$893	$797

NOTE 5 — EARNINGS PER SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)

	2025	2024
BASIC EARNINGS PER SHARE

Net Income	$24,383	$24,977

Weighted average shares outstanding during the period, net of treasury shares	28,808	27,981

Weighted average vested restricted stock units outstanding	76	81

Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,019	987
Weighted average shares outstanding	29,903	29,049

Basic income per share	$0.82	$0.86

DILUTED EARNINGS PER SHARE

Net Income	$24,383	$24,977

Weighted average shares outstanding

Basic	29,903	29,049

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	929	1,019
Weighted average shares outstanding	30,832	30,068

Diluted income per share	$0.79	$0.83

Anti-dilutive securities (b)	261	54

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended June 30, 2025, and June 30, 2024, because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 — INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2025	June 30, 2024

Inventories:
Raw materials	$60,726	$52,644
Work-in-progress	7,942	6,244
Finished goods	11,150	12,025
Total Inventories	$79,818	$70,913

The Company has open purchase orders primarily related to inventory totaling $48.1 million as of June 30, 2025.

NOTE 7 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2025	June 30, 2024
Accrued Expenses:
Customer prepayments	$4,070	$8,475
Compensation and benefits	12,471	10,217
Accrued warranty	7,505	6,623
Accrued sales commissions	3,956	3,937
Accrued freight	1,978	2,270
Operating lease liabilities	6,037	5,560
Finance lease liabilities	-	324
Accrued income taxes	1,848	-
Other accrued expenses	7,387	6,038
Total Accrued Expenses	$45,252	$43,444

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

Fiscal 2025;

As of March 1, 2025, the Company performed its annual goodwill impairment test on the four reporting units that contain goodwill. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $30.1 million or 6% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $22.3 million which is substantially above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $106.6 million or 29% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the third reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $63.1 million or 39% above the carrying value of the reporting unit including goodwill.

The Company has three indefinite-lived intangible assets. The Company performed its annual review of two of our indefinite-lived intangible assets utilizing qualitative factors associated with the step zero methodology, as of March 1, 2025, and determined there was no impairment. The Company engaged a third-party valuation specialist to perform a quantitative annual impairment assessment of one of our indefinite-lived intangible assets as of March 1, 2025, and determined there was no impairment.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment	Display Solutions Segment	Total
Balance as of June 30, 2024
Goodwill	$70,971	$63,347	$134,318
Goodwill acquired	-	12,367	12,367
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2024	$9,208	$48,189	$57,397

Balance as of June 30, 2025
Goodwill	$70,971	$75,714	$146,685
Goodwill acquired, net of adjustments	-	6,769	6,769
Foreign currency translation	-	382	382
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2025	$9,208	$55,340	$64,548

In fiscal 2025, the Company acquired Canada’s Best Holdings (CBH), which impacted the amount of goodwill reported.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(In thousands)	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$69,573	$21,332	$48,241
Patents	268	268	-
LED technology, software	24,126	17,058	7,068
Trade name	2,658	1,265	1,393
Non-compete	400	168	232
Total Amortized Intangible Assets	$97,025	$40,091	$56,934

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$114,007	$40,091	$73,916

(In thousands)	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$78,485	$25,251	$53,234
Patents	268	268	-
LED technology, software	24,126	18,694	5,432
Trade name	3,704	1,404	2,300
Non-compete	590	280	310
Total Amortized Intangible Assets	$107,173	$45,897	$61,276

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,155	$45,897	$78,258

(In thousands)	2025	2024

Amortization expense of other intangible assets	$5,806	$4,957

The Company expects to record annual amortization expense as follows:

(In thousands)

2026	$6,220
2027	$6,037
2028	$5,560
2029	$4,916
2030	$4,911
After 2030	$33,632

NOTE 9 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company’s long-term debt as of June 30, 2025, and June 30, 2024, consisted of the following:

	June 30,	June 30,
(In thousands)	2025	2024

Secured line of credit	$36,956	$38,766
Term loan, net of debt issuance costs of $8 and $14, respectively	11,601	15,463
Total debt	48,557	54,229
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$44,986	$50,658

In September 2021, the Company amended its existing $100 million secured line of credit, to a $25 million term loan and $75 million remaining as a secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2027. The principal of the term loan is repaid annually in the amount of $3.6 million over a five-year period with a balloon payment of the remaining balance due last month. Interest on both the revolving line of credit and the term loan is charged based upon an increment over the Secured Overnight Financing Rate (SOFR) or a base rate, at the Company’s option. The base rate is calculated as the highest of (a) the Prime rate, (b) the sum of the Overnight Funding Rate plus 50 basis points and (c) the sum of the Daily SOFR Rate plus 100 basis points. The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points, and the increment over the Base Rate fluctuates between 0 and 125 basis points, both of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of June 30, 2025, the Company’s borrowing rate against its revolving line of credit was 5.4%. The increment over the SOFR borrowing rate will be 100 basis points for the first quarter of fiscal 2026. The fee on the unused balance of the $75 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of this line of credit, the Company is required to comply with financial covenants that limit the ratio of indebtedness to EBITDA and require a minimum fixed charge ratio. As of June 30, 2025, there was $35.7 million available for borrowing under the $75 million line of credit.

The Company is in compliance with all of its loan covenants as of June 30, 2025.

NOTE 10 — CASH DIVIDENDS

The Company paid cash dividends of $6.0 million and $5.7 million in fiscal years 2025 and 2024, respectively. Dividends on restricted stock units in the amount of $0.1 million were accrued for both fiscal years as of June 30, 2025, and 2024. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 10, 2025, to shareholders of record September 2, 2025.

NOTE 11 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (as amended on November 1, 2022, the “2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 5,000,000 which are combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 1,361,881 shares all of which are available for future grant or award as of June 30, 2025. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards.

Inducement awards are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan. In fiscal 2025, 107,217 RSUs and 279,359 PSUs were granted.

Employee Stock Purchase Plan

In November of 2021, our board of directors and shareholders approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2025, employees purchased 17,000 shares. At June 30, 2025, 225,000 shares remained available for purchase under the ESPP.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated. There were no options granted in fiscal 2025.

2024
Dividend yield	1.4%
Expected volatility	35%
Risk-free interest rate	0.3%
Expected life (in years)	5.0
Fair value per share	$5.25

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

The Company recorded $0.5 million and $0.1 million of expense related to stock options in fiscal years 2025 and 2024, respectively.

A summary of stock option activity as of June 30, 2025, and changes during the period from July 1, 2024, through June 30, 2025, are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,727,147	$6.79	5.3	$13,305,057
Granted	-	$-
Exercised	(142,581)	$7.83
Forfeited	(25,000)	$15.01
Expired	-	$-
Outstanding at June 30, 2025	1,559,566	$6.56	4.5	$16,294,427
Exercisable at June 30, 2025	1,329,556	$5.18	3.8	$15,730,127
Vested and expected to vest at June 30, 2025	1,525,654	$6.40	4.4	$16,210,880

The aggregate intrinsic value of options exercised during the years ended June 30, 2025, and June 30, 2024, was $1.3 million as of June 30, 2025, and $1.7 million as of June 30, 2024. The Company received $1.1 million and $1.8 million of proceeds from stock options exercises in fiscal 2025 and 2024, respectively.

As of June 30, 2025, there was $0.6 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 1.38 years.

For fiscal year 2025, the Company recognized a current income tax benefit of $1.8 million for tax deductions related to equity compensation.

For fiscal year 2024, the Company recognized a current income tax benefit of $1.4 million for tax deductions related to equity compensation.

Restricted Stock Units

A total of 107,217 RSUs with a weighted average fair value of $14.93 per share were awarded to employees during fiscal 2025. The RSUs awarded during fiscal 2025 have a three-year vesting period, with one-third vesting on each of the anniversary dates. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $88,148 and $113,883 were accrued as of June 30, 2025, and 2024, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $1.3 million and $1.5 million of expense related to RSUs during fiscal year 2025, and 2024, respectively.

A summary of outstanding and unvested RSU activity as of June 30, 2024, and changes during the period from July 1, 2024, through June 30, 2025, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2024	289,993	$9.61
Granted	107,217	$14.93
Vested	(141,715)	$8.81
Forfeited	(8,905)	$12.20
Unvested at June 30, 2025	246,590	$12.29

As of June 30, 2025, there was $1.5 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.5 years. The total fair value of RSUs that became fully vested during fiscal 2025 was $2.2 million.

Performance Stock Units

A total of 279,360 PSUs with a weighted average fair value of $12.07 per share were awarded to employees during fiscal 2025. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock.

The Company recorded $2.3 million and $2.2 million of expense related to PSUs during fiscal years 2025, and 2024, respectively.

A summary of outstanding and unvested PSU activity as of June 30, 2025, and changes during the period from July 1, 2024, through June 30, 2025, are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 30, 2024	653,037	$9.34
Granted	279,360	$12.07
Vested	(409,494)	$8.20
Forfeited	(11,721)	$13.92
Unvested at June 30, 2025	511,182	$11.64

As of June 30, 2025, there was $2.7 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 27,264 and 31,608 common shares as stock compensation awards in fiscal years 2025, and 2024, respectively. These common shares were valued at their approximate $0.4 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of June 30, 2025, there were 26 participants, all with fully vested account balances. A total of 1,052,692 common shares with a cost of $10.1 million, and 1,036,714 common shares with a cost of $8.9 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of June 30, 2025, and 2024, respectively, and, accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 113,176 and 131,226 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2025, and during fiscal 2024, respectively.

NOTE 12 — LEASES

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for June 30, 2025, and 2024.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

(In thousands)	2025	2024
Operating lease cost	$6,822	$6,248
Financing lease cost:
Amortization of right of use assets	288	291
Interest on lease liabilities	38	53
Variable lease cost	7	87
Sublease income	(38)	(464)
Total lease cost	$7,117	$6,215

Supplemental Cash Flow Information
(in thousands)	2025	2024
Cash flows from operating leases
Fixed payments - operating lease cash flows	$6,991	$5,996
Liability reduction - operating cash flows	$5,998	$4,984

Cash flows from finance leases
Interest - operating cash flows	$63	$53
Repayments of principal portion - financing cash flows	$340	$324

Operating Leases:
Total operating right-of-use assets	$17,187	$15,912

Accrued Expenses	6,037	5,560
Long-term operating lease liability	12,047	11,267
Total operating lease liabilities	$18,084	$16,827

Weighted Average remaining Lease Term (in years)	3.29	3.49

Weighted Average Discount Rate	5.70%	5.70%

Financing Leases
Buildings under finance leases	$-	$2,033
Equipment under finance leases	-	41
Accumulated depreciation	-	(1,232)
Total finance lease assets, net	$-	$842

Accrued expenses (Current liabilities)	$-	$324
Long-term finance lease liability	-	636
Total finance lease liabilities	$-	$960

Weighted Average remaining Lease Term (in years)	-	2.83

Weighted Average Discount Rate	-	4.86%

In fiscal 2025, the Company terminated its finance lease as of June 30, 2025. In conjunction with the termination of the finance lease, the Company entered into a new lease to expand its production capabilities in its Houston, Texas location. The new lease is effective October 1, 2025, and expires September 30, 2035.

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments

2026	$6,740	$-	$-	$6,740
2027	5,906	-	-	5,906
2028	4,161	-	-	4,161
2029	1,781	-	-	1,781
2030	1,214	-	-	1,214
Thereafter	172	-	-	172
Total lease payments	$19,974	$-	$-	$19,974
Less: Interest	(1,890)	-		(1,890)
Present Value of Lease Liabilities	$18,084	$-		$18,084

NOTE 13 — INCOME TAXES

The following information is provided for the years ended June 30, 2025, and 2024:

(In thousands)	2025	2024

Components of income (loss) before income taxes:
United States	$30,083	$32,295
Foreign	2,955	804
Income before income taxes	$33,038	$33,099

Provision for income taxes
U.S. Federal	$8,403	$6,909
Foreign	700	(30)
State and local	1,933	2,851
Total current	$11,036	$9,730

Deferred	(2,381)	(1,608)
Total provision for income taxes	$8,655	$8,122

(In thousands)	2025	2024
Reconciliation to federal statutory rate:
Federal statutory rate	21.0	21.0
State and local taxes, net of federal benefit	3.5	4.2
Foreign operations	(0.1)	(0.5)
Federal tax credits	(0.9)	(1.1)
Officer's Compensation	1.8	1.9
Transaction costs	0.7	-
Uncertain tax position activity	0.4	0.5
Stock-based compensation	(2.8)	(2.3)
Tax rate changes	-	-
Other	2.6	0.8
Effective tax rate	26.2	24.5

The components of deferred income tax assets and (liabilities) at June 30, 2025, and 2024 are as follows:

Components of deferred income tax assets and liabilities

(In thousands)	2025	2024

Uncertain tax positions	$241	$241
Reserves against current assets	2,384	1,408
Accrued expenses	3,962	3,029
Deferred compensation	2,479	2,008
Stock-based compensation	2,017	1,859
Capitalized R&D	3,885	1,985
State net operating loss carryover and credits	108	120
Lease Liability	4,841	4,187
Canadian NOL	-	313
U.S. Federal net operating loss carryover and credits	-	52
Deferred income tax asset before valuation allowance	19,917	15,202

Valuation allowance	(108)	(108)
Deferred income tax asset	19,809	15,094

Goodwill, acquisition costs and intangible assets	(7,578)	(3,977)
Depreciation	(3,436)	(2,048)
Right of Use Asset	(4,702)	(4,149)
Deferred income tax liability	(15,716)	(10,174)

Net deferred income tax asset	$4,093	$4,920

The Company has deferred tax assets for US research and development credits of $0 and $0.1 million at June 30, 2025, and June 30, 2024, respectively.  The Company has Canadian net operating loss carry forward deferred tax assets of $ 0.1 and $ .3 million at June 30, 2025, and June 30, 2024, respectively.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0 and $0.1 million at June 30, 2025, and June 30, 2024, respectively. A valuation allowance of $0.1 million exists at June 30, 2025, against Oregon tax credits not expected to be used.  The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

At June 30, 2025, tax, interest, and penalties, net of potential federal tax benefits, were $1.8 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $ 2.3 million. The entire uncertain tax position of $ 1.8 million net of federal tax benefit, would impact the effective tax rate if recognized. An uncertain tax position and tax indemnification receivable of $ 1.1 million was recognized as a result of the CBH acquisition. The liability for uncertain tax position is included in Other Long-Term Liabilities.

At June 30, 2024, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.1 million. The entire uncertain tax position of $0.6 million, net of federal tax benefit, would impact the effective tax rate if recognized.

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $0.1 million net tax expense/(benefit) in both fiscal 2025 and fiscal 2024, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $12,000 and $21,000, respectively, in fiscal 2025, and $17,000 and $37,000, respectively, in fiscal 2024. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months.

The tax activity in the liability for uncertain tax positions was as follows:

(In thousands)	2025	2024

Balance at the beginning of the fiscal year	$825	$656
Decreases - tax positions in prior period	(101)	(63)
Increase - tax positions from acquired company	1,149	-
Increase - tax positions in current period	213	232
Balance at end of the fiscal year	$2,086	$825

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in several state and local jurisdictions, and also in Canada, Mexico, Jamaica, Barbados, and Puerto Rico. In general, the Company is no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2022.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. There are a variety of effective dates in the Act and only certain key provisions with financial reporting implications are expected to affect our financial statements for the year ending June 30, 2026. We expect to monetize our capitalized R&D deferred tax asset of $3,885 in the next fiscal year as a result of the recently enacted legislation.

NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

	2025	2024
Cash Payments:
Interest	$2,833	$1,906
Income taxes	$5,764	$9,571

Non-cash investing and financing activities
Issuance of common shares as compensation	$450	$450
Issuance of common shares to fund deferred compensation plan	$1,943	$1,877
Issuance of common shares to fund ESPP plan	$218	$194

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

The Company recorded a $3.4 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH). (Refer to Footnote 3.) The $3.4 million represents the value of the earnout converted from its functional currency to USD as of June 30, 2025.

NOTE 16 — FAIR VALUE MEASUREMENTS

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2025, and 2024, the estimated fair value of the Company's cash, cash equivalents, receivables, inventory, debt, and accounts payable approximated their carrying values.

The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of CBH. The estimated fair value of the contingent consideration liability is included in the Consolidated Balance Sheets within other noncurrent liabilities, totaling $3.4 million at June 30, 2025. The earnout liability is adjusted at fair value quarterly until settled, and changes in fair value will be reported in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(in thousands)
Earnout liability at June 30, 2024	$-

Addition for acquisition	3,354

Earnout liability at June 30, 2025	$3,354

The following provides information regarding fair value measurements for our remaining contingent earnout liability as of June 30, 2025, according to the three-level fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Recurring Fair Value Measurement
Earnout liability	$-	$-	$3,354	$3,354
Total	$-	$-	$3,354	$3,354

NOTE 17 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2025
Net Sales	$138,095	$147,734	$132,481	$155,067	$573,377
Gross Profit	33,647	34,861	32,843	40,429	141,780
Net Income	6,682	5,647	3,883	8,171	24,383

Earnings per share
Basic	$0.23	$0.19	$0.13	$0.27	$0.82
Diluted	$0.22	$0.18	$0.13	$0.26	$0.79

Range of share prices
High	$17.06	$20.86	$24.72	$17.43	$24.72
Low	$13.90	$15.88	$17.00	$14.65	$13.90

2024
Net Sales	$123,441	$109,005	$108,186	$129,007	$469,638
Gross Profit	36,589	31,536	31,210	33,833	133,168
Net Income	8,028	5,906	5,375	5,668	24,977

Earnings per share
Basic	$0.28	$0.20	$0.18	$0.19	$0.86
Diluted	$0.27	$0.20	$0.18	$0.19	$0.83

Range of share prices
High	$16.05	$16.75	$15.47	$16.07	$16.75
Low	$11.90	$12.19	$13.40	$13.97	$11.90

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2025, and 2024

(In thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions from Company Acquired	Deductions (a)	Balance End of Period

Allowance for Credit Losses:
Year Ended June 30, 2025	$848	$333	$73	$(102)	$1,152
Year Ended June 30, 2024	$435	$(8)	$477	$(56)	$848

Inventory Obsolescence Reserve:
Year Ended June 30, 2025	$6,838	$2,339	$662	$(1,814)	$8,025
Year Ended June 30, 2024	$6,288	$1,058	$1,428	$(1,936)	$6,838

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2025	$108	$-	$-	$-	$108
Year Ended June 30, 2024	$108	$-	$-	$-	$108

(a)	For Allowance for credit losses, deductions are uncollectible accounts charged off, less recoveries.