Form 10-Q
period 2025-09-30
LSI INDUSTRIES INC
filed 2025-11-07
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  NO ☒

As of October 31, 2025, there were 31,092,786 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	September 30
	2025	2024

Net sales	$157,249	$138,095

Cost of products and services sold	116,972	104,448

Gross profit	40,277	33,647

Selling and administrative expenses	29,305	24,516

Operating income	10,972	9,131

Interest expense	747	875

Other (income)/expense	530	(61)

Income before income taxes	9,695	8,317

Income tax expense	2,431	1,635

Net income	$7,264	$6,682

Earnings per common share (see Note 5)
Basic	$0.24	$0.23
Diluted	$0.23	$0.22

Weighted average common shares outstanding
Basic	30,449	29,593
Diluted	31,381	30,530

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended
	September 30
	2025	2024

Net income	$7,264	$6,682

Foreign currency translation adjustment	(197)	(109)

Comprehensive income	$7,067	$6,573

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2025	2025

ASSETS

Current assets

Cash and cash equivalents	$7,143	$3,457

Accounts receivable, less allowance for credit losses of $1,223 and $1,152, respectively	114,800	104,347

Inventories	78,910	79,818

Refundable income tax	214	-

Other current assets	6,673	6,544

Total current assets	207,740	194,166

Property, plant and equipment, at cost
Land	4,029	4,029
Buildings	24,572	24,575
Machinery and equipment	78,246	77,858
Construction in progress	1,544	989
	108,391	107,451
Less accumulated depreciation	(77,904)	(76,297)
Net property, plant and equipment	30,487	31,154

Goodwill	64,068	64,548

Intangible assets, net	76,512	78,258

Operating lease right-of-use assets	16,570	17,187

Other long-term assets, net	9,496	11,049

Total assets	$404,873	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2025	2025

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$3,571	$3,571
Accounts payable	47,314	48,526
Accrued expenses	44,096	45,252

Total current liabilities	94,981	97,349

Long-term debt	47,105	44,986

Operating lease liabilities	11,687	12,047

Other long-term liabilities	6,484	7,904

Commitments and contingencies (Note 13)	3,290	3,354

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 31,077,915 and 30,054,532 shares, respectively	168,754	163,692
Treasury shares, without par value	(10,352)	(10,011)
Key Executive Compensation	10,352	10,011
Retained earnings	71,940	66,201
Accumulated other comprehensive income	632	829

Total shareholders' equity	241,326	230,722

Total liabilities & shareholders' equity	$404,873	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)
	Common Shares		Treasury Shares		Key Executive		Accumulated Other	Total
	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

Net Income	-	-	-	-	-	6,682	-	6,682
Other comprehensive (loss)	-	-	-	-	-	-	(109)	(109)
Board stock compensation	8	113	-	-	-	-	-	113
ESPP stock awards	3	45	-	-	-	-	-	45
Restricted stock units issued, net of shares withheld for tax withholdings	492	(204)	-	-	-	-	-	(204)
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense		1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.20 per share	-	-	-	-	-	(1,481)	-	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$52,989	$93	$211,183

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$66,201	$829	$230,722

Net Income	-	-	-	-	-	7,264	-	7,264
Other comprehensive (loss)	-	-	-	-	-	-	(197)	(197)
Board stock compensation	8	135	-	-	-	-	-	135
ESPP stock awards	4	55	-	-	-	-	-	55
Restricted stock units issued, net of shares withheld for tax withholdings	377	297	-	-	-	-	-	297
Shares issued for deferred compensation	22	443	-	-	-	-	-	443
Activity of treasury shares, net	-	-	(13)	(341)	-	-	-	(341)
Deferred stock compensation	-	-	-	-	341	-	-	341
Stock-based compensation expense		1,109	-	-	-	-	-	1,109
Stock options exercised, net	613	3,023	-	-	-	-	-	3,023
Dividends — $0.20 per share	-	-	-	-	-	(1,525)	-	(1,525)

Balance at September 30, 2025	31,078	$168,754	(1,065)	$(10,352)	$10,352	$71,940	$632	$241,326

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	September 30
	2025	2024
Cash Flows from Operating Activities
Net income	$7,264	$6,682
Non-cash items included in net income
Depreciation and amortization	3,200	2,940
Deferred income taxes	1,164	742
Deferred compensation plan	443	487
Stock compensation expense	1,109	1,047
ESPP discount	55	45
Issuance of common shares as compensation	135	113
Loss on disposition of fixed assets	-	1
Allowance for credit losses	73	29
Inventory obsolescence reserve	(488)	336

Changes in certain assets and liabilities:
Accounts receivable	(10,526)	(2,141)
Inventories	1,397	(685)
Refundable income taxes	(215)	793
Accounts payable	(1,210)	1,653
Accrued expenses and other	(2,550)	(2,009)
Customer prepayments	825	1,813
Net cash flows provided by operating activities	676	11,846

Cash Flows from Investing Activities
Acquisition of business	260	(59)
Purchases of property, plant, and equipment	(967)	(759)
Net cash flows (used in) investing activities	(707)	(818)

Cash Flows from Financing Activities
Payments on long-term debt	(52,878)	(47,101)
Borrowings on long-term debt	54,997	40,561
Cash dividends paid	(1,525)	(1,481)
Shares withheld on employees' taxes	297	(204)
Payments on financing lease obligations	-	(83)
Proceeds from stock option exercises	3,023	248
Net cash flows provided by (used in) financing activities	3,914	(8,060)

Change related to Foreign Currency	(197)	(109)
Increase in cash and cash equivalents	3,686	2,859
Cash and cash equivalents at beginning of period	3,457	4,110

Cash and cash equivalents at end of period	$7,143	$6,969

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of September 30, 2025, the results of its operations for the three-month periods ended September 30, 2025, and 2024, and its cash flows for the three-month periods ended September 30, 2025, and 2024. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2025 Annual Report on Form 10-K. Financial information as of June 30, 2025, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2025 Annual Report on Form 10-K.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2025

	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,310	$77,663
Products and services transferred over time	11,744	10,532
	$69,054	$88,195

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$55,749	$3,350
Poles and other display solutions elements	12,733	70,359
Project management, installation services, shipping and handling	572	14,486
	$69,054	$88,195

	Three Months Ended
(In thousands)	September 30, 2024

	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$48,211	$62,094
Products and services transferred over time	10,226	17,564
	$58,437	$79,658

Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$47,429	$8,436
Poles and other display solutions elements	10,393	55,703
Project management, installation services, shipping and handling	615	15,519
	$58,437	$79,658

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

NOTE 3 — ACQUISITION OF CANADA’S BEST HOLDINGS

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

(In thousands)	March 11, 2025 as initially reported	Measurement period adjustments	March 11, 2025 as adjusted
Cash and cash equivalents	$4,592	$-	$4,592
Accounts receivable	3,907	(55)	3,852
Inventory	4,287	(104)	4,183
Property, plant and equipment	640	1,422	2,062
Operating lease right-of-use assets	5,211	(386)	4,825
Other assets	204	1,790	1,994
Intangible assets	9,955	(353)	9,602
Accounts payable	(29)	2	(27)
Accrued expenses	(472)	(639)	(1,111)
Operating lease liabilities	(2,954)	-	(2,954)
Other long-term liabilities	-	(1,515)	(1,515)
Deferred tax liability	(3,700)	573	(3,127)
Identifiable Assets	21,641	735	22,376
Goodwill	5,748	709	6,457
Net Purchase Consideration	$27,389	$1,444	$28,833

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
	$9,602

CBH’s post-acquisition results of operations for the period from July 1, 2025, through September 30, 2025, are included in the Company’s Consolidated Statements of Operations. Since the acquisition date, net sales of CBH for the period from July 1, 2025, through September 30, 2025, were $8.9 million and operating income was $1.3 million. The operating results of CBH are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the three months ended September 30, 2024, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro-form operating income of $10.8 million excludes acquisition-related expenses of $0.1 million.

(in thousands; unaudited)	Three Months Ended September 30,
2024
Sales	$145,397

Gross Profit	$36,206

Operating Income	$10,794

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2025, or 2024. There was no concentration of accounts receivable at September 30, 2025, or 2024.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of September 30, 2025, and September 30, 2024:

(In thousands)	Three Months Ended
	September 30, 2025
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$69,054	$88,195	$-	$157,249

Operating income	8,549	8,592	(6,169)	10,972

Long-term performance based compensation	109	215	958	1,282
Severance costs and restructuring costs	18	(90)	1	(71)
Amortization expense of acquired intangible assets	603	951	-	1,554
Acquisition costs	-	-	220	220
Expense on step-up basis of acquired assets	-	68	-	68

Adjusted operating income	9,279	9,738	(4,990)	14,027

Depreciation Expense	673	888	85	1,646

Adjusted EBITDA	$9,952	$10,624	$(4,905)	$15,671

(In thousands)	Three Months Ended
	September 30, 2024
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$58,437	$79,658	$-	$138,095

Operating income	5,759	7,708	(4,336)	9,131

Long-term performance based compensation	69	285	830	1,184
Severance costs and restructuring costs	60	-	-	60
Amortization expense of acquired intangible assets	603	805	-	1,408
Acquisition costs	-	-	48	48
Expense on step-up basis of acquired assets	-	67	-	67

Adjusted operating income	6,491	8,865	(3,458)	11,898

Depreciation Expense	644	847	41	1,532

Adjusted EBITDA	$7,135	$9,712	$(3,417)	$13,430

(In thousands)	Three Months Ended
	September 30
	2025	2024
Capital Expenditures:
Lighting Segment	$289	$712
Display Solutions Segment	611	47
Corporate and Eliminations	67	-
	$967	$759

Depreciation and Amortization:
Lighting Segment	$1,262	$1,212
Display Solutions Segment	1,841	1,635
Corporate and Eliminations	97	93
	$3,200	$2,940

	September 30, 2025	June 30, 2025
Identifiable Assets:
Lighting Segment	$136,399	$132,960
Display Solutions Segment	259,566	253,299
Corporate and Eliminations	8,908	10,103
	$404,873	$396,362

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales
	Three Months Ended
(In thousands)	September 30
	2025	2024
Lighting Segment inter-segment net sales	$3,245	$5,984
Display Solutions Segment inter-segment net sales	$114	$171

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)	Three Months Ended
	September 30
BASIC EARNINGS PER SHARE	2025	2024

Net Income	$7,264	$6,682

Weighted average shares outstanding during the period, net of treasury shares	29,345	28,514

Weighted average vested restricted stock units outstanding	42	90

Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,062	989
Weighted average shares outstanding	30,449	29,593

Basic income per share	$0.24	$0.23

DILUTED EARNINGS PER SHARE

Net Income	$7,264	$6,682

Weighted average shares outstanding

Basic	30,449	29,593

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	932	937
Weighted average shares outstanding	31,381	30,530

Diluted income per share	$0.23	$0.22

Anti-dilutive securities (b)	-	265

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2024, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2025	June 30, 2025

Inventories:
Raw materials	$59,078	$60,726
Work-in-progress	7,000	7,942
Finished goods	12,832	11,150
Total Inventories	$78,910	$79,818

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2025	June 30, 2025
Accrued Expenses:
Customer prepayments	$4,896	$4,070
Compensation and benefits	10,851	12,471
Accrued warranty	8,068	7,505
Accrued sales commissions	3,479	3,956
Accrued freight	2,320	1,978
Operating lease liabilities	5,695	6,037
Income taxes	1,502	1,848
Other accrued expenses	7,285	7,387
Total Accrued Expenses	$44,096	$45,252

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)	Lighting Segment	Display Solutions Segment	Total
Balance as of September 30, 2025
Goodwill	$70,971	$82,865	$153,836
Measurement period adjustments	-	(262)	(262)
Foreign currency translation	-	(218)	(218)
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2025	$9,208	$54,860	$64,068

Balance as of June 30, 2025
Goodwill	$70,971	$75,714	$146,685
Goodwill acquired, net of adjustments	-	6,769	6,769
Foreign currency translation	-	382	382
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2025	$9,208	$55,340	$64,548

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

(In thousands)	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$78,315	$26,307	$52,008
Patents	268	268	-
LED technology, software	24,126	19,103	5,023
Trade name	3,685	1,456	2,229
Non-compete	587	317	270
Total Amortized Intangible Assets	$106,981	$47,451	$59,530

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$123,963	$47,451	$76,512

(In thousands)	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$78,485	$25,251	$53,234
Patents	268	268	-
LED technology, software	24,126	18,694	5,432
Trade name	3,704	1,404	2,300
Non-compete	590	280	310
Total Amortized Intangible Assets	$107,173	$45,897	$61,276

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,155	$45,897	$78,258

	Three Months Ended
	September 30
(In thousands)	2025	2024

Amortization expense of other intangible assets	$1,554	$1,408

The Company expects to record annual amortization expense as follows:

(In thousands)

2026	$6,226
2027	$6,008
2028	$5,568
2029	$4,927
2030	$4,921
After 2030	$33,626

NOTE 9 – DEBT

The Company’s long-term debt as of September 30, 2025, and June 30, 2025, consisted of the following:

	September 30,	June 30,
(In thousands)	2025	2025

Secured line of credit	$39,965	$36,956
Term loan, net of debt issuance costs of $8 and $10, respectively	10,711	11,601
Total debt	50,676	48,557
Less: amounts due within one year	3,571	3,571
Total amounts due after one year, net	$47,105	$44,986

In September 2025, the Company amended its existing $100 million credit facility which consisted of a $25 million term loan and a $75 million revolving credit line to a $125 million revolving credit line. The $125 million credit facility will expire in the first quarter of fiscal 2031. Interest on the revolving line of credit is charged based upon an increment over the Secured Overnight Financing Rate (SOFR). The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of September 30, 2025, the Company’s borrowing rate against its revolving line of credit was 5.5%. The increment over the SOFR borrowing rate will be 100 basis points for the second quarter of fiscal 2026. The fee on the unused balance of the $125 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of the credit agreement, the Company is required to comply with a financial covenant that limits the ratio of indebtedness to EBITDA. The Company is also required to maintain an interest coverage ratio equal to or above the minimum set forth in the agreement. Under the amended credit facility, there was $73 million available for borrowing under the $125 million line of credit.

The Company is in compliance with all of its loan covenants as of September 30, 2025.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $1.5 million for the three months ended September 30, 2025, and September 30, 2024, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.1 million were accrued as of both September 30, 2025, and 2024, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 25, 2025, to shareholders of record as of November 17, 2025. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units ("PSUs") and other awards. Except for Restricted Stock Unit ("RSU") grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,047,885 as of September 30, 2025.

In the three months ended September 30, 2025, the Company granted 121,440 PSUs and 80,958 RSUs, both with a weighted average market value of $19.30. Stock compensation expense was $1.1 million for both the three months ended September 30, 2025, and 2024, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2026, employees purchased 4,000 shares. At September 30, 2025, 221,000 shares remained available for purchase under the ESPP.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	Three Months Ended
	September 30
Cash Payments:	2025	2024
Interest	$601	$865
Income taxes	$2,126	$40

Non-cash investing and financing activities
Issuance of common shares as compensation	$135	$113
Issuance of common shares to fund deferred compensation plan	$443	$487
Issuance of common shares to fund ESPP plan	$55	$45

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

The Company recorded a $3.4 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH). (Refer to Footnote 3.) The $3.3 million, and $3.4 million represents the value of the earnout converted from its functional currency to USD as of September 30, 2025, and June 30, 2025, respectively.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for September 30, 2025, and 2024.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30
(In thousands)	2025	2024
Operating lease cost	$1,875	$1,622
Financing lease cost:
Amortization of right of use assets	-	73
Interest on lease liabilities	-	11
Variable lease cost	-	7
Sublease income	-	(39)
Total lease cost	$1,875	$1,674

	Three Months Ended
Supplemental Cash Flow Information	September 30
(in thousands)	2025	2024
Cash flows from operating leases
Fixed payments - operating lease cash flows	$1,753	$1,629
Liability reduction - operating cash flows	$1,687	$1,380

Cash flows from finance leases
Interest - operating cash flows	$-	$11
Repayments of principal portion - financing cash flows	$-	$83

Operating Leases:	September 30, 2025	June 30, 2025
Total operating right-of-use assets	$16,570	$17,187

Accrued Expenses	5,695	6,037
Long-term operating lease liability	11,687	12,047
Total operating lease liabilities	$17,382	$18,084

Weighted Average remaining Lease Term (in years)	3.32	3.49

Weighted Average Discount Rate	5.78%	5.70%

In fiscal 2025, the Company terminated its finance lease in Akron, Ohio as of June 30, 2025. In conjunction with the termination of the finance lease, the Company entered into a new lease to expand its production capabilities in its Houston, Texas location. The new lease is effective October 1, 2025, and expires September 30, 2035.

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Net Lease Commitments

2026	$6,357	$-	$6,357
2027	5,931	-	5,931
2028	3,544	-	3,544
2029	2,039	-	2,039
2030	1,212	-	1,212
Thereafter	68	-	68
Total lease payments	$19,151	$-	$19,151
Less: Interest	(1,769)	-	(1,769)
Present Value of Lease Liabilities	$17,382	$-	$17,382

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

	Three Months Ended
	September 30
	2025	2024
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	24.7%	25.8%
Uncertain tax positions	1.3	0.8
Deferred income tax adjustment	-	2.2
Share-based compensation	(0.9)	(9.1)
Effective tax rate	25.1%	19.7%

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2025, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended
	September 30
(In thousands)	2025	2024

Lighting Segment	$69,053	$58,437
Display Solutions Segment	88,196	79,658
Total Net Sales	$157,249	$138,095

Operating Income (Loss) by Business Segment	Three Months Ended
	September 30
(In thousands)	2025	2024

Lighting Segment	$8,549	$5,759
Display Solutions Segment	8,592	7,708
Corporate and Eliminations	(6,169)	(4,336)
Total Operating Income	$10,972	$9,131

Net sales of $157.2 million for the three months ended September 30, 2025, increased 14% as compared to net sales of $138.1 million for the three months ended September 30, 2024. Lighting segment net sales of $69.1 million increased 18% compared to prior year quarter net sales of $58.4 million. Strong Lighting t net sales were driven by the introduction of several new products and the Company’s ability to convert multiple competitor accounts to LSI. Net sales in the Display Solutions segment of $88.2 million increased 11% compared to the same quarter last year sales of $79.7 million. The increase in net sales in the Display Solutions segment is the result of continued steady demand in the refueling/c-store and grocery markets and from the acquisition of Canada’s Best Holdings which contributed $8.9 million of the quarter-over-quarter sales growth.

Operating income of $11.0 million for the three months ended September 30, 2025, represents a 20% increase from operating income of $9.1 million in the three months ended September 30, 2024. Adjusted operating income, a Non-GAAP measure, was $14.1 million in the three months ended September 30, 2025, represents an 18% increase compared to $11.9 million in the three months ended September 30, 2024. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income is the result of an increase in net sales in both segments coupled with improved price realization and disciplined cost management.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months ended September 30, 2025, and 2024.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures.  We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, and Free Cash Flow.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	September 30
	2025	2024
(In thousands)
Operating income as reported	$10,972	$9,131

Long-term performance based compensation	1,282	1,184

Amortization expense of acquired intangible assets	1,554	1,408

Restructuring/severance costs	(71)	60

Acquisition costs	220	48

Lease expense on the step-up basis of acquired leases	68	67

Adjusted operating income	$14,025	$11,898

Reconciliation of net income to adjusted net income	Three Months Ended
	September 30
(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$7,264		$0.23	$6,682		$0.22

Long-term performance based compensation	954	(1)	0.03	881	(6)	0.03

Amortization expense of acquired intangible assets	1,117	(2)	0.04	1,042	(7)	0.03

Restructuring/severance costs	(53	) (3)	-	45	(8)	-

Acquisition costs	165	(4)	-	36	(9)	-

Lease expense on the step-up basis of acquired leases	51	(5)	-	50	(10)	-

Foreign Currency transaction loss on intercompany loan	326		0.01	-		-

Tax rate difference between reported and adjusted net income	(93)		-	(755)		(0.02)

Net income adjusted	$9,731		$0.31	$7,981		$0.26

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $328

(2) $437

(3) ($18)

(4) $55

(5) $17

(6) $267

(7) $366

(8) $15

(9) $12

(10) $17

	Three Months Ended
Reconciliation of net income to EBITDA and adjusted EBITDA	September 30
	2025	2024
(In thousands)
Net income - reported	$7,264	$6,682
Income tax	2,431	1,635
Interest expense, net	747	875
Other expense (income)	530	(61)
Operating income as reported	$10,972	$9,131

Depreciation and amortization	3,200	2,940

EBITDA	$14,172	$12,071

Acquisition costs	220	48

Long-term performance based compensation	1,282	1,184

Restructuring/severance costs	(71)	60

Lease expense on the step-up basis of acquired leases	68	67

Adjusted EBITDA	$15,671	$13,430

	Three Months Ended
Reconciliation of cash flow from operations to free cash flow	September 30
	2025	2024
(In thousands)
Cash flow from operations	$676	$11,846

Capital expenditures	(967)	(759)

Free cash flow	$(291)	$11,087

Net debt to adjusted EBITDA	September 30
(In thousands)	2025	2024

Current portion and long-term debt as reported	$3,571	$3,571
Long-Term Debt	47,105	44,118
Debt as reported	$50,676	$47,689
Less:
Cash and cash equivalents as reported	7,143	6,969

Net debt	$43,533	$40,720

Adjusted EBITDA - Trailing 12 Months	$57,308	$49,770

Net debt to adjusted EBITDA	0.8	0.8

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

Display Solutions Segment
(In thousands)	2025	2024

Net Sales	$88,196	$79,658
Gross Profit	$17,095	$15,030
Operating Income	$8,592	$7,708

Display Solutions Segment net sales of $88.2 million in the three months ended September 30, 2025, increased 11% from net sales of $79.7 million in the same period in fiscal 2025. The increase in net sales in the Display Solutions segment is the result of favorable demand in the refueling/c-store and grocery markets and from the acquisition of Canada’s Best Holdings which contributed $8.9 million of the quarter-over-quarter sales growth.

Gross profit of $17.1 million in the three months ended September 30, 2025, increased 14% from the same period of fiscal 2025. Gross profit as a percentage of net sales in the three months ended September 30, 2025, increased to 19.4% from 18.9% in the same period of fiscal 2025 impacted by favorable product and vertical market mix. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $8.5 million in the three months ended September 30, 2025, increased 16% from the same period of fiscal 2025, primarily driven by the acquisition of CBH and by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $8.6 million in the three months ended September 30, 2025, increased 12% from the same period of fiscal 2025. The increase in operating income was driven by the increase in net sales and an improvement in gross profit margin.

Lighting Segment
(In thousands)	2025	2024

Net Sales	$69,053	$58,437
Gross Profit	$23,182	$18,626
Operating Income	$8,549	$5,759

Lighting Segment net sales of $69.1 million in the three months ended September 30, 2025, increased 18% compared to net sales of $58.4 million in the same period in fiscal 2025. Strong Lighting net sales were driven by the introduction of several new products and the Company’s ability to convert multiple competitor accounts to LSI.

Gross profit of $23.2 million in the three months ended September 30, 2025, increased 25% from the same period of fiscal 2025 while gross profit as a percentage of sales improved from 31.9% in the first quarter of fiscal 2025 to 33.6% in the first quarter of fiscal 2026. The improved gross margin reflects increased volume, but also the ability to successfully align selling prices with changes in material input costs.

Operating expenses of $14.6 million in the three months ended September 30, 2025, increased 14% from the same period of fiscal 2025, driven mostly by agent commission expense resulting from higher sales.

Lighting Segment operating income of $8.5 million for the three months ended September 30, 2025, increased 48% from operating income of $5.8 million in the same period of fiscal 2025 primarily driven by increased net sales and an improvement in gross profit margin.

Corporate and Eliminations
(In thousands)	2025	2024

Gross (Loss)	$-	$(9)
Operating (Loss)	$(6,169)	$(4,336)

The gross (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $6.2 million in the three months ended September 30, 2025, increased from operating expenses of 4.3 in the three months ended September 30, 2024. The increase was primarily the result of the investment in commercial initiatives to support the growth of the Company, including the cost associated with acquisitions, and performance related compensation programs.

Consolidated Results

The Company reported $0.7 million and $0.8 million of net interest expense in the three months ended September 30, 2025, and September 30, 2024, respectively. The decrease in interest expense is the result of positive cash flow to pay down the of funds borrowed to acquire EMI Industries, LLC in the fourth quarter of fiscal 2024 and Canada’s Best Holdings in the third quarter of fiscal 2025, and by lower borrowing costs. The Company also recorded other expense/(income) of $0.5 million and ($0.1) million in the three months ended September 30, 2025, and September 30, 2024, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $2.4 million of income tax expense in the three months ended September 30, 2025, represents a consolidated effective tax rate of 25.1%. The $1.6 million of income tax expense in the three months ended September 30, 2024, represents a consolidated effective tax rate of 19.7%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $7.3 million in the three months ended September 30, 2025, compared to net income of $6.7 million in the three months ended September 30, 2024. Non-GAAP adjusted net income was $9.7 million for the three months ended September 30, 2025, compared to adjusted net income of $8.0 million for the three months ended September 30, 2024 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in net sales and by the favorable profit margin impact of product mix. Diluted adjusted earnings per share of $0.23 was reported in the three months ended September 30, 2025, compared to $0.22 diluted adjusted earnings per share in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2025, were 31,381,000 shares compared to 30,530,000 shares in the same period last year.

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

At September 30, 2025, the Company had working capital of $112.4 million compared to $96.8 million at June 30, 2025. The ratio of current assets to current liabilities was 2.2 to 1 as of September 30, 2025, and 2.0 to 1 as of June 30, 2025. The increase in working capital from June 30, 2025, to September 30, 2025, is primarily driven by a $10.4 million increase in net accounts receivable and a $3.7 million increase in cash.

Net accounts receivable was $114.8 million and $104.3 million at September 30, 2025, and June 30, 2025, respectively. DSO increased to 65 days at September 30, 2025, from 57 days at June 30, 2025. The increase in net accounts receivable and the corresponding increase in DSO is directly related to strong sales in the last month of the quarter, and an inadvertent delay in project billing for a large customer.

Net inventories of $78.9 million at September 30, 2025, decreased $0.9 million from $79.8 million at June 30, 2025. Lighting Segment net inventory increased $3.0 million to support the growth in backlog, whereas net inventory in the Display Solutions Segment decreased $3.9 million as a result of several shipments supporting several customer rollout programs.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. In September 2025, the Company amended its existing $100 million credit facility which consisted of a $25 million term loan and a $75 million revolving credit line to a $125 million revolving credit line. The $125 million credit facility will expire in the first quarter of fiscal 2031. As of September 30, 2025, $73 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $100 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2026.

The Company generated $0.7 million of cash from operating activities in the three months ended September 30, 2025, compared to $11.8 million of cash generated from operating activities in the same period in fiscal 2025. While cash flow from earnings was positive in the first quarter of fiscal 2026, the growth in net accounts receivable partially offset the cash flow generated from earnings. The Company continues to proactively manage its working capital while generating positive cash flow from earnings.

The Company consumed $0.7 million and $0.8 million of cash related to investing activities in the three months ended September 30, 2025, and September 30, 2025, respectively, most of which related to investments in equipment and tooling to support sales growth.

The Company generated cash of $3.9 million in the three months ended September 30, 2025, compared to a consumption of cash of $8.1 million in the three months ended September 30, 2024, related to financing activities. The decline in cash flow from operations from the first quarter of fiscal 2025 to the first quarter of fiscal 2026 contributed to the period-over-period comparison of cash flow from financing activities whereby the Company borrowed from its credit facility to fund the operating cashflow shortfall in the current quarter. Contributing favorably to cash flow from financing activities was the generation of cash related to the proceeds from the exercise of stock options of $3.0 million in the first quarter of fiscal 2026 compared to $0.2 million of proceeds from the exercise of stock option in the prior period.

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

Cash Dividends

In November 2025, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 25, 2025, to shareholders of record as of November 17, 2025. The indicated annual cash dividend rate for fiscal 2026 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2025 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since June 30, 2025. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 16 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fiscal Year 2026 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2026 Short-Term Incentive Plan (STIP)*++

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
November 7, 2025