Form 10-Q
period 2025-12-31
LSI INDUSTRIES INC
filed 2026-02-09
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

As of January 30, 2026, there were 31,133,195 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands, except per share data)	2025	2024	2025	2024

Net sales	$147,002	$147,734	$304,251	$285,829

Cost of products and services sold	109,568	112,873	226,540	217,321

Gross profit	37,434	34,861	77,711	68,508

Selling and administrative expenses	28,569	26,402	57,874	50,918

Operating income	8,865	8,459	19,837	17,590

Interest expense	573	728	1,320	1,603
Other expense (income)	(103)	382	427	322

Income before income taxes	8,395	7,349	18,090	15,665

Income tax expense	2,047	1,702	4,478	3,336

Net income	$6,348	$5,647	$13,612	$12,329

Earnings per common share (see Note 5)
Basic	$0.20	$0.19	$0.44	$0.41
Diluted	$0.20	$0.18	$0.43	$0.40

Weighted average common shares outstanding
Basic	31,157	29,930	30,803	29,761
Diluted	32,004	30,876	31,685	30,709

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Net income	$6,348	$5,647	$13,612	$12,329

Foreign currency translation adjustment	243	(48)	46	(157)

Comprehensive income	$6,591	$5,599	$13,658	$12,172

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2025	2025

ASSETS

Current assets

Cash and cash equivalents	$6,407	$3,457

Accounts receivable, less allowance for credit losses of $975 and $1,152, respectively	90,618	104,347

Inventories	82,023	79,818

Refundable income taxes	998	-

Other current assets	7,213	6,544

Total current assets	187,259	194,166

Property, Plant and Equipment, at cost
Land	4,029	4,029
Buildings	24,928	24,575
Machinery and equipment	78,769	77,858
Construction in progress	1,913	989
	109,639	107,451
Less accumulated depreciation	(79,267)	(76,297)
Net property, plant and equipment	30,372	31,154

Goodwill	64,089	64,548

Other intangible assets, net	75,106	78,258

Operating lease right-of-use assets	30,080	17,187

Deferred tax assets	5,561	7,302

Other long-term assets, net	3,839	3,747

Total assets	$396,306	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except shares)	2025	2025

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$-	$3,571
Accounts payable	43,334	48,526
Accrued expenses	43,841	45,252

Total current liabilities	87,175	97,349

Long-term debt	27,939	44,986

Operating lease liabilities	23,247	12,047

Other long-term liabilities	3,310	4,695

Deferred tax liabilities	3,197	3,209

Commitments and contingencies (Note 13)	3,341	3,354

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 31,113,681 and 30,054,532 shares, respectively	170,489	163,692
Treasury shares, without par value	(10,845)	(10,011)
Deferred compensation plan	10,845	10,011
Retained earnings	76,733	66,201
Accumulated other comprehensive income	875	829

Total shareholders' equity	248,097	230,722

Total liabilities & shareholders' equity	$396,306	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income/(Loss)	Earnings	Equity

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	202	$47,788	$204,355

Net Income	-	-	-	-	-	-	6,682	6,682
Other comprehensive loss	-	-	-	-	-	(109)	-	(109)
Board stock compensation awards	8	113	-	-	-	-	-	113
ESPP stock Awards	3	45	-	-	-	-	-	45
Restricted stock units issued, net of shares withheld for tax withholdings	492	(204)	-	-	-	-	-	(204)
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense		1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.20 per share	-	-	-	-	-	-	(1,481)	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$93	$52,989	$211,183

Net Income	-	-	-	-	-	-	5,647	5,647
Other comprehensive loss	-	-	-	-	-	(48)	-	(48)
Board stock compensation awards	7	112	-	-	-	-	-	112
ESPP stock Awards	5	65	-	-	-	-	-	65
Restricted stock units issued, net of shares withheld for tax withholdings	26	(374)						(374)
Shares issued for deferred compensation	27	507	-	-	-	-	-	507
Activity of treasury shares, net	-	-	(28)	(506)	-	-	-	(506)
Deferred stock compensation	-	-	-	-	506	-	-	506
Stock-based compensation expense	-	1,141	-	-	-	-	-	1,141
Stock options exercised, net	30	374	-	-	-	-	-	374
Dividends — $0.20 per share	-	-	-	-	-	-	(1,492)	(1,492)

Balance at December 31, 2024	29,891	$159,926	(1,022)	$(9,261)	$9,261	$45	$57,144	$217,115

	Common Shares		Treasury Shares		Key Executive	Accumulated Other		Total
	Number Of		Number Of		Compensation	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Income/(Loss)	Earnings	Equity

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$829	66,201	$230,722

Net Income	-	-	-	-	-		7,264	7,264
Other comprehensive loss	-	-	-	-	-	(197)		(197)
Board stock compensation awards	8	135	-	-	-	-	-	135
ESPP stock Awards	4	55	-	-	-	-	-	55
Restricted stock units issued, net of shares withheld for tax withholdings	377	297	-	-	-	-	-	297
Shares issued for deferred compensation	22	443	-	-	-	-	-	443
Activity of treasury shares, net	-	-	(13)	(341)	-	-	-	(341)
Deferred stock compensation	-	-	-	-	341	-	-	341
Stock-based compensation expense		1,109	-	-	-	-	-	1,109
Stock options exercised, net	613	3,023	-	-	-	-	-	3,023
Dividends — $0.20 per share	-	-	-	-	-		(1,525)	(1,525)

Balance at September 30, 2025	31,078	$168,754	(1,065)	$(10,352)	$10,352	$632	$71,940	$241,326

Net Income	-	-	-	-	-	-	6,348	6,348
Other comprehensive loss	-	-	-	-	-	243	-	243
Board stock compensation awards	6	135	-	-	-	-	-	135
ESPP stock Awards	6	94	-	-	-	-	-	94
Restricted stock units issued, net of shares withheld for tax withholdings	-	13						13
Shares issued for deferred compensation	24	492	-	-	-	-	-	492
Activity of treasury shares, net	-	-	(24)	(493)	-	-	-	(493)
Deferred stock compensation	-	-	-	-	493	-	-	493
Stock-based compensation expense	-	1,001	-	-	-	-	-	1,001
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	-	(1,555)	(1,555)

Balance at December 31, 2025	31,114	$170,489	(1,089)	$(10,845)	$10,845	$875	$76,733	$248,097

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In thousands)	2025	2024

Cash Flows from Operating Activities
Net income	$13,612	$12,329
Non-cash items included in net income
Depreciation and amortization	6,427	5,958
Deferred income taxes	1,741	558
Deferred compensation plan	935	994
ESPP discount	149	110
Stock compensation expense	2,110	2,188
Issuance of common shares as compensation	270	225
(Gain) loss on disposition of fixed assets	43	(17)
Allowance for credit losses	(178)	21
Inventory obsolescence reserve	(687)	131

Changes in certain assets and liabilities
Accounts receivable	13,907	(2,661)
Inventories	(1,518)	1,356
Refundable income taxes	(998)	223
Accounts payable	(5,192)	130
Accrued expenses and other	(4,868)	(44)
Customer prepayments	(94)	236
Net cash flows provided by operating activities	25,659	21,737

Cash Flows from Investing Activities
Acquisition of business	262	(59)
Proceeds from the sale of fixed assets	-	46
Purchases of property, plant and equipment	(2,651)	(1,825)
Net cash flows used in investing activities	(2,389)	(1,838)

Cash Flows from Financing Activities
Payments of long-term debt	(107,927)	(96,265)
Borrowings of long-term debt	87,308	80,222
Cash dividends paid	(3,080)	(2,973)
Shares withheld for employees' taxes	310	(578)
Payments on financing lease obligations	-	(168)
Proceeds from stock option exercises	3,023	622
Net cash flows used in financing activities	(20,366)	(19,140)

Change related to foreign currency	46	(157)
Increase in cash and cash equivalents	2,950	602
Cash and cash equivalents at beginning of period	3,457	4,110

Cash and cash equivalents at end of period	$6,407	$4,712

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2025, the results of its operations for the three and six-month periods ended December 31, 2025, and 2024, and its cash flows for the six-month periods ended December 31, 2025, and 2024. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2025 Annual Report on Form 10-K. Financial information as of June 30, 2025, has been derived from the Company’s audited consolidated financial statements.

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	December 31, 2025		December 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$55,724	$67,543	$48,366	$68,046
Products and services transferred over time	10,949	12,786	9,844	21,478
	$66,673	$80,329	$58,210	$89,524

	Three Months Ended
	December 31, 2025		December 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$54,554	$4,739	$47,580	$9,310
Poles, other display solution elements	11,510	61,719	9,945	60,726
Project management, installation services, shipping and handling	609	13,871	685	19,488
	$66,673	$80,329	$58,210	$89,524

	Six Months Ended
	December 31, 2025		December 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Timing of revenue recognition
Products and services transferred at a point in time	$113,034	$145,206	$96,577	$130,140
Products and services transferred over time	22,692	23,319	20,069	39,043
	$135,726	$168,525	$116,646	$169,183

	Six Months Ended
	December 31, 2025		December 31, 2024
	Lighting Segment	Display Solutions Segment	Lighting Segment	Display Solutions Segment
Type of Product and Services
LED lighting, digital signage solutions, electronic circuit boards	$110,301	$8,089	$95,009	$17,746
Poles, other display solution elements	24,244	132,079	20,338	116,429
Project management, installation services, shipping and handling	1,181	28,357	1,299	35,008
	$135,726	$168,525	$116,646	$169,183

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

NOTE 3 — ACQUISITION OF CANADA’S BEST HOLDINGS

On March 11, 2025, the Company acquired Canada’s Best Holdings (CBH), an Ontario Canada-based leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail environments, for $25.9 million, subject to a working capital adjustment and future potential earnout payments up to $7.0 million. As of the acquisition date, total purchase consideration of $28.8 million includes the current fair value of the contingent consideration related to future earnout payments of $3.4 million. The future earnout payments include revenue and EBITDA goals for the fiscal years ending June 30,2026 and June 30, 2027. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the initial purchase consideration totaling $25.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of $28.8 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2026, as well as potential revision resulting from the finalization of pre-acquisition tax filings and earnout payment calculations. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 11, 2025, is as follows:

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

(in thousands)	Estimated Fair Value	Estimated Useful Life (Years)

Tradename	$991		10
Technology assets	180	3	-	5
Customer relationships	8,431		20
	$9,602

CBH’s post-acquisition results of operations for the period from July 1, 2025, through December 31, 2025, are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of CBH for the period from July 1, 2025, through December 31, 2025, were $15.2 million and operating income was $1.7 million, and net sales of CBH for the period from October 1, 2025, through December 31, 2025, were $6.3 million and operating income was $0.4 million. The operating results of CBH are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2024, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro-form operating income for the three months ended December 31, 2024 of $10.3 million excludes acquisition-related expenses of $0.1 million. The unaudited pro-form operating income for the six months ended December 31, 2024 of $23.4 million excludes acquisition-related expenses of $0.2 million.

(in thousands; unaudited)	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Sales	$155,070	$313,156

Gross Profit	$37,810	$78,324

Operating Income	$10,330	$23,410

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and six months ended December 31, 2025, or 2024. There was no concentration of accounts receivable at December 31, 2025, or 2024.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of December 31, 2025, and December 31, 2024:

(In thousands)	Three Months Ended
	December 31, 2025
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$66,673	$80,329	$-	$147,002

Operating income	7,547	6,076	(4,758)	8,865

Long-term performance based compensation	81	259	662	1,002
Severance costs and restructuring costs	(1)	2	(1)	-
Amortization expense of acquired intangible assets	603	955	-	1,558
Acquisition costs	-	-	200	200
Expense on step-up basis of acquired assets	-	68	-	68

Adjusted operating income	8,230	7,360	(3,897)	11,693

Depreciation Expense	658	896	115	1,669

Adjusted EBITDA	$8,888	$8,256	$(3,782)	$13,362

(In thousands)	Six Months Ended
	December 31, 2025
			Corporate
	Lighting	Display	& Elims	Total
Net sales	135,726	168,525	-	$304,251

Operating income	16,096	14,667	(10,926)	19,837

Long-term performance based compensation	190	474	1,620	2,284
Severance costs and restructuring costs	17	(88)	-	(71)
Amortization expense of acquired intangible assets	1,206	1,906	-	3,112
Acquisition costs	-	-	420	420
Expense on step-up basis of acquired assets	-	136	-	136

Adjusted operating income	17,509	17,095	(8,886)	25,718

Depreciation Expense	1,331	1,784	200	3,315

Adjusted EBITDA	$18,840	$18,879	$(8,686)	$29,033

(In thousands)	Three Months Ended
	December 31, 2024
			Corporate
	Lighting	Display	& Elims	Total
Net sales	$58,210	$89,524	$-	$147,734

Operating income	5,971	8,125	(5,637)	8,459

Long-term performance based compensation	141	358	1,170	1,669
Consulting expense: commercial growth initiatives	-	-	81	81
Amortization expense of acquired intangible assets	603	805	-	1,408
Expense on step-up basis of acquired assets	-	69	-	69

Adjusted operating income	6,715	9,357	(4,386)	11,686

Depreciation Expense	642	835	133	1,610

Adjusted EBITDA	$7,357	$10,192	$(4,253)	$13,296

	Six Months Ended
	December 31, 2024
(In thousands)			Corporate
	Lighting	Display	& Elims	Total
Net sales	116,646	169,183	-	$285,829

Operating income	11,730	15,833	(9,973)	17,590

Long-term performance based compensation	210	643	2,000	2,853
Consulting expense: commercial growth initiatives	-	-	81	81
Severance costs and restructuring costs	60	-	-	60
Amortization expense of acquired intangible assets	1,206	1,610	-	2,816
Acquisition costs	-	-	48	48
Expense on step-up basis of acquired assets	-	136	-	136

Adjusted operating income	13,206	18,222	(7,844)	23,584

Depreciation Expense	1,286	1,682	174	3,142

Adjusted EBITDA	$14,492	$19,904	$(7,670)	$26,726

	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2025	2024	2025	2024
Capital Expenditures:
Lighting Segment	$449	$509	$738	$1,221
Display Solutions Segment	1,200	529	1,811	576
Corporate and Eliminations	35	28	102	28
	$1,684	$1,066	$2,651	$1,825

Depreciation and Amortization:
Lighting Segment	$1,275	$1,281	$2,537	$2,493
Display Solutions Segment	1,849	1,656	3,690	3,291
Corporate and Eliminations	103	81	200	174
	$3,227	$3,018	$6,427	$5,958

	December 31, 2025	June 30, 2025
Total Assets:
Lighting Segment	$130,671	$132,960
Display Solutions Segment	255,739	253,299
Corporate and Eliminations	9,896	10,103
	$396,306	$396,362

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

The Company records a 10% mark-up on intersegment revenues. Any intersegment profit in inventory is eliminated in consolidation. Intersegment revenues were eliminated in consolidation as follows:

Inter-segment sales	Three Months Ended		Six Months Ended
(In thousands)	December 31		December 31
	2025	2024	2025	2024
Lighting Segment inter-segment net sales	$3,249	$6,053	$6,494	$12,037

Display Solutions Segment inter-segment net sales	$429	$133	$543	$304

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2025	2024	2025	2024

BASIC EARNINGS PER SHARE

Net income	$6,348	$5,647	$13,612	$12,329

Weighted average shares outstanding during the period, net of treasury shares	30,019	28,848	29,682	28,681
Weighted average vested restricted stock units outstanding	61	72	52	81
Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,077	1,010	1,069	999
Weighted average shares outstanding	31,157	29,930	30,803	29,761

Basic earnings per common share	$0.20	$0.19	$0.44	$0.41

DILUTED EARNINGS PER SHARE

Net income	$6,348	$5,647	$13,612	$12,329

Weighted average shares outstanding:

Basic	31,157	29,930	30,803	29,761

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	847	946	882	948
Weighted average shares outstanding	32,004	30,876	31,685	30,709

Diluted earnings per common share	$0.20	$0.18	$0.43	$0.40

Anti-dilutive securities (b)	4	265	2	265

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and six months ended December 31, 2025, and December 31, 2024, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2025	2025

Inventories:
Raw materials	$61,329	$60,726
Work-in-progress	5,803	7,942
Finished goods	14,891	11,150
Total Inventories	$82,023	$79,818

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

	December 31,	June 30,
(In thousands)	2025	2025

Accrued Expenses:
Customer prepayments	$3,976	$4,070
Compensation and benefits	10,212	12,471
Accrued warranty	7,874	7,505
Operating lease liabilities	7,650	6,037
Accrued sales commissions	3,943	3,956
Accrued freight	2,279	1,978
Income taxes	-	1,848
Other accrued expenses	7,907	7,387
Total Accrued Expenses	$43,841	$45,252

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

Goodwill		Display
(In thousands)	Lighting	Solutions
	Segment	Segment	Total
Balance as of December 31, 2025
Goodwill	$70,971	$82,865	$153,836
Goodwill acquired, net of adjustements	-	(262)	(262)
Foreign currency translation	-	(197)	(197)
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of December 31, 2025	$9,208	$54,881	$64,089

Balance as of June 30, 2025
Goodwill	$70,971	$75,714	$146,685
Goodwill acquired, net of adjustements	-	6,769	6,769
Foreign currency translation	-	382	382
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2025	$9,208	$55,340	$64,548

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

Other Intangible Assets	December 31, 2025
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$78,441	$27,360	$51,081
Patents	268	268	-
LED technology firmware, software	24,126	19,512	4,614
Trade name	3,700	1,508	2,192
Non-compete	590	353	237
Total Amortized Intangible Assets	107,125	49,001	58,124

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,107	$49,001	$75,106

Other Intangible Assets	June 30, 2025
(In thousands)	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	$78,485	$25,251	$53,234
Patents	268	268	-
LED technology firmware, software	24,126	18,694	5,432
Trade name	3,704	1,404	2,300
Non-compete	590	280	310
Total Amortized Intangible Assets	107,173	45,897	61,276

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,155	$45,897	$78,258

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Amortization Expense of Other Intangible Assets	$1,558	$1,408	$3,112	$2,816

The Company expects to record annual amortization expense as follows:

(In thousands)
2026	$6,226
2027	$6,008
2028	$5,568
2029	$4,927
2030	$4,921
After 2030	$33,626

NOTE 9 - DEBT

The Company’s long-term debt as of December 31, 2025, and June 30, 2025, consisted of the following:

	December 31,	June 30,
(In thousands)	2025	2025

Secured line of credit	$27,939	$36,956
Term loan, net of debt issuance costs of $0 and $14, respectively	-	11,601
Total debt	$27,939	$48,557
Less: amounts due within one year	-	3,571
Total amounts due after one year, net	$27,939	$44,986

In September 2025, the Company amended its existing $100 million credit facility which consisted of a $25 million term loan and a $75 million revolving credit line to a $125 million revolving credit line. The $125 million credit facility will expire in the first quarter of fiscal 2031. Interest on the revolving line of credit is charged based upon an increment over the Secured Overnight Financing Rate (SOFR). The increment over the SOFR borrowing rate fluctuates between 100 and 225 basis points of which depend upon the ratio of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement. As of December 31, 2025, the Company’s borrowing rate against its revolving line of credit was 5.5%. The increment over the SOFR borrowing rate will be 100 basis points for the third quarter of fiscal 2026. The fee on the unused balance of the $125 million committed line of credit fluctuates between 15 and 25 basis points. Under the terms of the credit agreement, the Company is required to comply with a financial covenant that limits the ratio of indebtedness to EBITDA. The Company is also required to maintain an interest coverage ratio equal to or above the minimum set forth in the agreement. Under the amended credit facility, there was $104.6 available for borrowing under the $125 million line of credit.

The Company is in compliance with all of its loan covenants as of December 31, 2025.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $3.1 million and $3.0 million for the six months ended December 31, 2025, and December 31, 2024, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.2 million were accrued as of both December 31, 2025, and 2024, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In January 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 10, 2026, to shareholders of record as February 2, 2026. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units RSUs, performance stock units ("PSUs") and other awards. Except for Restricted Stock Unit ("RSU") grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,012,769 as of December 31, 2025.

In the six months ended December 31, 2025, the Company granted 121,440 PSUs and 85,958 RSUs, both with a weighted average market value of $19.54. Stock compensation expense was $1.0 million and $1.1 million for the three months ended December 31, 2025, and 2024, respectively, and $2.1 million and $2.2 million in the six months ended December 31, 2025, and 2024, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2026, employees purchased 9,000 shares. At December 31, 2025, 216,000 shares remained available for purchase under the ESPP.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(In thousands)	December 31
	2025	2024
Cash Payments:
Interest	$1,226	$1,460
Income taxes	$5,113	$2,321

Non-cash investing and financing activities
Issuance of common shares as compensation	$270	$225
Issuance of common shares to fund deferred compensation plan	$935	$994
Issuance of common shares to fund ESPP plan	$149	$110

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

The Company recorded a $3.4 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH). (Refer to Footnote 3.) The $3.4 million represents the value of the earnout converted from its functional currency to USD as of December 31, 2025, and June 30, 2025.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for December 31, 2025, and 2024.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Operating lease cost	$2,222	$1,610	$4,097	$3,231
Financing lease cost:
Amortization of right of use assets	-	73	-	145
Interest on lease liabilities	-	10	-	22
Variable lease cost	-	-	-	7
Sublease income	-	-	-	(39)
Total lease cost	$2,222	$1,693	$4,097	$3,366

Supplemental Cash Flow Information:	Six Months Ended
	December 31
(In thousands)	2025	2024

Cash flows from operating leases
Fixed payments - operating cash flows	$3,900	$3,298
Liability reduction - operating cash flows	$3,405	$2,813
Assets obtained in exchange for operating lease obligations	$18,568	$2,441

Cash flows from finance leases
Interest - operating cash flows	$-	$21
Repayments of principal portion - financing cash flows	$-	$168

Operating Leases:	December 31,	June 30,
	2025	2025

Total operating right-of-use assets	$30,080	$17,187

Accrued expenses (Current liabilities)	$7,650	$6,037
Long-term operating lease liability	23,247	12,047
Total operating lease liabilities	$30,897	$18,084

Weighted Average remaining Lease Term (in years)	6.07	3.49

Weighted Average Discount Rate	5.58%	5.70%

Maturities of Lease Liability:	Operating Lease Liabilities	Finance Lease Liabilities	Operating Subleases	Net Lease Commitments
2026	$7,650	$-	$-	$7,650
2027	8,296	-	-	8,296
2028	4,479	-	-	4,479
2029	3,888	-	-	3,888
2030	2,751	-	-	2,751
Thereafter	9,635	-	-	9,635
Total lease payments	$36,699	$-	$-	$36,699
Less: Interest	(5,802)	-		(5,802)
Present Value of Lease Liabilities	$30,897	$-		$30,897

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2025	2024	2025	2024
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	24.9%	26.7%	24.8%	26.2%
Uncertain tax positions	(0.5)	(1.5)	0.5	(0.2)
Deferred income tax adjustment	-	-	-	1.1
Share-based compensation	-	(2.0)	(0.5)	(5.8)
Effective tax rate	24.4%	23.2%	24.8%	21.3%

NOTE 16 – SUBSEQUENT EVENTS

A limited liability company owned and controlled by LSI's Chief Executive Officer, James A. Clark, owns an aircraft that is dry leased to an unrelated third party. Pursuant to a separate arrangement, the third-party dry leases the aircraft to LSI for NEO business travel. Payments made by LSI depends on actual usage. For the period from July 2025 through January 2026, the LLC received aggregate payments of $102,000 in connection with this arrangement.

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Lighting Segment	$66,673	$58,210	$135,726	$116,646
Display Solutions Segment	80,329	89,524	168,525	169,183
	$147,002	$147,734	$304,251	$285,829

Operating Income (Loss) by Business Segment	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Lighting Segment	$7,547	$5,972	$16,096	$11,731
Display Solutions Segment	6,076	8,127	14,667	15,834
Corporate and Eliminations	(4,758)	(5,640)	(10,926)	(9,975)
	$8,865	$8,459	$19,837	$17,590

Net sales of $147.0 million for the three months ended December 31, 2025, decreased less than 1% as compared to net sales of $147.7 million for the three months ended December 31, 2024. Lighting Segment net sales of $66.7 million increased 15% and Display Solutions Segment net sales of $80.3 million decreased 10% from last year’s second quarter net sales. The 15% second quarter sales growth of Lighting Segment sales follows 18% growth in the first quarter, with several factors contributing to the improving momentum, including the increased number of large project shipments, which doubled from the second quarter last year. Within the Display Solutions segment, we continue to maintain a high level of project execution across large, multi-year customer programs in the refueling/c-store and QSR verticals. In addition, our grocery vertical continues to stabilize, with demand patterns returning to seasonal levels after two years of significant disruption.

Net sales of $304.3 million for the six months ended December 31, 2025, increased 6% as compared to net sales of $285.8 million for the six months ended December 31, 2024. Lighting Segment net sales of $135.7 million increased 16% and Display Solutions Segment net sales of $168.5 million decreased less than 1 percent from last year’s net sales As stated in the overview of second quarter sales, the momentum in the Lighting Segment from the first quarter carried over to the second quarter with strong lighting net sales driven by the increased number of large project shipments and by the introduction of several new products and the Company’s ability to convert multiple competitor accounts to LSI. Within the Display Solutions segment we continue to experience a steady demand in the refueling/c-store and grocery markets as customers continue to recognize the value of our broad service capabilities.

Operating income of $8.9 million for the three months ended December 31, 2025, represents a 5% increase in operating income from $8.5 million in the three months ended December 31, 2024. Adjusted operating income, a Non-GAAP measure, was $11.7 million in the three months ended December 31, 2025, compared to $11.7 million in the three months ended December 31, 2024. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. While net sales were relatively flat compared to the same time in the prior year, operating income improved. Margin management remains a priority for us, with a strong focus on project pricing, productivity, and cost discipline.

Operating income of $19.8 million for the six months ended December 31, 2025, represents a 13% increase from operating income of $17.6 million in the six months ended December 31, 2024. Adjusted operating income, a Non-GAAP financial measure, was $25.7 million in the six months ended December 31, 2025, compared to adjusted operating income of $23.6 million in the six months ended December 31, 2024. The increase in net sales coupled with focused margin management contributed to the period over period improvement in operating income. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months ended December 31, 2025, and 2024.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures.  We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, and Free Cash Flow.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	December 31
	2025	2024
(In thousands)

Operating income as reported	$8,865	$8,459

Long-term performance based compensation	1,002	1,669

Amortization expense of acquired intangible assets	1,558	1,408

Lease expense on the step-up basis of acquired leases	68	69

Acquisition costs	200	-

Consulting expense: commercial growth opportunities	-	81

Adjusted operating income	$11,693	$11,686

Reconciliation of net income to adjusted net income	Three Months Ended
	December 31
(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$6,348		$0.20	$5,647		$0.18

Long-term performance based compensation	713	(1)	0.02	1,294	(6)	0.04

Amortization expense of acquired intangible assets	1,159	(2)	0.04	1,090	(7)	0.04

Lease expense on the step-up basis of acquired leases	48	(3)	-	53	(8)	-

Acquisition costs	142	(4)	-	-		-

Consulting expense: commercial growth opportunities	-		-	62	(9)	-

Foreign currency transaction loss on intercompany loan	28	(5)	-	-		-

Tax rate difference between reported and adjusted net income	-		-	(150)		-

Net income adjusted	$8,438		$0.26	$7,996		$0.26

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $289

(2) $399

(3) $20

(4) $58

(5) ($28)

(6) $375

(7) $318

(8) $16

(9) $19

	Six Months Ended
Reconciliation of operating income to adjusted operating income:	December 31
	2025	2024
(In thousands)

Operating income as reported	$19,837	$17,590

Acquisition costs	420	48

Long-term performance based compensation	2,284	2,853

Amortization expense of acquired intangible assets	3,112	2,816

Lease expense on the step-up basis of acquired leases	136	136

Restructuring/severance costs	(71)	60

Consulting expense: commercial growth opportunities	-	81

Adjusted operating income	$25,718	$23,584

Reconciliation of net income to adjusted net income	Six Months Ended
	December 31
(In thousands, except per share data)	2025			2024
			Diluted EPS			Diluted EPS

Net income as reported	$13,612		$0.43	$12,329		$0.40

Long-term performance based compensation	1,667	(1)	0.05	2,161	(6)	0.07

Amortization expense of acquired intangible assets	2,276	(2)	0.07	2,132	(7)	0.07

Restructuring/severance costs	(53)	(3)	-	45	(8)	-

Acquisition costs	307	(4)	0.01	50	(9)	-

Lease expense on the step-up basis of acquired leases	99	(5)	-	103	(10)	0.01

Consulting expense: commercial growth opportunities	-		-	62	(11)	-

Foreign currency transaction loss on intercompany loan	354		0.01

Tax rate difference between reported and adjusted net income	(93)		-	(905)		(0.03)

Net income adjusted	$18,169		$0.57	$15,977		$0.52

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $617

(2) $836

(3) ($18)

(4) $113

(5) $37

(6) $692

(7) $684

(8) $15

(9) ($2)

(10) $33

(11) $19

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024
Net Income - Reported	$6,348	$5,647	$13,612	$12,329

Income Tax	2,047	1,702	4,478	3,336
Interest Expense, Net	573	728	1,320	1,603
Other (Income) Expense	(103)	382	427	322
Operating Income as reported	$8,865	$8,459	$19,837	$17,590

Depreciation and Amortization	3,227	3,018	6,427	5,958

EBITDA	$12,092	$11,477	$26,264	$23,548

Long-term performance based compensation	1,002	1,669	2,284	2,853
Restructuring/severance costs	-	-	(71)	60
Lease expense on the step-up basis of acquired leases	68	69	136	136
Consulting expense: commercial growth opportunities	-	81	-	81
Acquisition costs	200	-	420	48

Adjusted EBITDA	$13,362	$13,296	$29,033	$26,726

Reconciliation of cash flow from operations to free cash flow	Three Months Ended		Six Months Ended
	December 31		December 31
(In thousands)	2025	2024	2025	2024

Cash Flow from Operations	$24,984	$9,891	$25,659	$21,737

Capital expenditures	(1,684)	(1,066)	(2,651)	(1,825)
			`
Free Cash Flow	$23,300	$8,825	$23,008	$19,912

Net Debt to Adjusted EBITDA	December 31	December 31
(In thousands)	2025	2024

Current portion and long-term debt as reported	$-	$3,571
Long-Term Debt	27,939	34,615
Total Debt	27,939	38,186
Less: Cash and cash equivalents	(6,407)	(4,712)

Net Debt	$21,532	$33,474

Adjusted EBITDA - Trailing 12 Months	$57,286	$52,006

Net Debt to Adjusted EBITDA	0.4	0.6

	Three Months Ended					Six Months Ended
Organic compared to Inorganic Sales	Dec 2025		Dec 2024	% Variance		Dec 2025		Dec 2024	% Variance

Lighting Segment	$66,673	#	$58,210	15%		$135,726	#	$116,646	16%
Display Solutions Segment
- Comparable Display Solutions Sales	74,001		89,524	-17%		153,278		169,183	-9%
- Canada's Best	6,328		-			15,247		-
Total Diplay Solutions Sales	80,329		89,524	-10%		168,525		169,183	0%
Total net sales	147,002		147,734	0%		304,251		285,829	6%
Less:
Canada's Best	6,328		-		`	15,247		-
Total organic net sales	$140,674		$147,734	-5%		$289,004		$285,829	1%

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2025, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2024

Display Solutions Segment	Three Months Ended
	December 31
(In thousands)	2025	2024

Net Sales	$80,329	$89,524
Gross Profit	$14,402	$15,820
Operating Income	$6,076	$8,125

Display Solutions net sales of $80.3 million decreased from same period in fiscal 2024. Within the Display Solutions segment, we continue to maintain a high level of project execution across large, multi-year customer programs in the refueling/c-store and QSR verticals. In addition, our grocery vertical continues to stabilize, with demand patterns returning to seasonal levels after two years of significant disruption.

Gross profit of $14.4 million in the three months ended December 31, 2025, decreased from the same period of fiscal 2025 driven by lower sales. Gross profit as a percentage of net sales remained at 18% despite lower sales as we continue to maintain favorable program pricing and prudent cost management.

Operating expenses of $8.3 million in the three months ended December 31, 2025, increased 8% from the same period of fiscal 2025, primarily driven by the acquisition of Canada’s Best Holdings and by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $6.1 million in the three months ended December 31, 2025, decreased from the same period of fiscal 2025. The decrease in operating income driven by the net effect of a decrease in net sales partially offset by the gross margin impact of product mix and by favorable program pricing and prudent cost management.

Lighting Segment	Three Months Ended
	December 31
(In thousands)	2025	2024

Net Sales	$66,673	$58,210
Gross Profit	$23,037	$19,034
Operating Income	$7,547	$5,971

Lighting Segment net sales of $66.7 million in the three months ended December 31, 2025, increased 15% compared to net sales of $58.2 million in the same period in fiscal 2025. The 15% second quarter sales growth follows 18% growth in the first quarter, with several factors contributing to our improving momentum, including the increased number of large project shipments, which doubled from the second quarter last year.

Gross profit of $23.0 million in the three months ended December 31, 2025, increased 21% from the same period of fiscal 2025. Gross profit as a percentage of sales improved from 32.7% to 34.6%. The increase in net sales coupled with focused margin management contributed to the period over period improvement in gross profit.

Operating expenses of $15.5 million in the three months ended December 31, 2025, increased from the same period of fiscal 2025, driven mostly by higher agent commission expense from higher net sales.

Lighting Segment operating income of $7.5 million for the three months ended December 31, 2025, increased 26% from operating income of $6.0 million in the same period of fiscal 2025 primarily driven by improved sales and focused margin management.

Corporate and Eliminations	Three Months Ended
	December 31
(In thousands)	2025	2024

Gross Profit	$(5)	$7
Operating (Loss)	$(4,758)	$(5,637)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $4.8 million in the three months ended December 31, 2025, decreased 16% from the same period of fiscal 2025. The decrease in expense is primarily the result of effective cost management of the Company’s corporate operating expenses.

Consolidated Results

The Company reported $0.6 million and $0.7 million of net interest expense in the three months ended December 31, 2025, and December 31, 2024, respectively. The decrease in interest expense is driven by profitability and by sustained working capital management as the Company lowered its outstanding debt. The Company also recorded other income of ($0.1) million compared to other expense of $0.4 in the three months ended December 31, 2025, and December 31, 2024, respectively, of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $2.0 million of income tax expense in the three months ended December 31, 2025, represents a consolidated effective tax rate of 24.4%. The $1.7 million of income tax expense in the three months ended December 31, 2024, represents a consolidated effective tax rate of 23.2%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $6.3 million in the three months ended December 31, 2025, compared to net income of $5.6 million in the three months ended December 31, 2024. Non-GAAP adjusted net income was $8.4 million for the three months ended December 31, 2025, compared to adjusted net income of $8.0 million for the three months ended December 31, 2024 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of a strong focus on project pricing, productivity, and cost disciplines, on relatively flat sales. Diluted adjusted earnings per share of $0.20 were reported in the three months ended December 31, 2025, compared to $0.18 diluted adjusted earnings per share in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended December 31, 2025, were 32,004,000 shares compared to 30,876,000 shares in the same period last year.

SIX MONTHS ENDED DECEMBER 31, 2025, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2024

Display Solutions Segment	Six Months Ended
	December 31
(In thousands)	2025	2024

Net Sales	$168,525	$169,182
Gross Profit	$31,497	$30,851
Operating Income	$14,667	$15,833

Display Solutions Segment net sales of $168.5 million decreased less than 1 percent from last year’s net sales. We continue to experience a continued steady demand in the refueling/c-store and grocery markets as customers continue to recognize the value of our broad service capabilities. In addition, our grocery vertical continues to stabilize, with demand patterns returning to seasonal levels after two years of significant disruption.

Gross profit of $31.5 million in the six months ended December 31, 2025, increased 2% from the same period of fiscal 2025 despite slightly lower sales. Gross profit as a percentage of net sales in the six months ended December 31, 2025, increased slightly to 18.7% from 18.2% in the same period of fiscal 2025 impacted by favorable program pricing and prudent cost management.

Operating expenses of $16.8 million in the six months ended December 31, 2025, increased 12% from the same period of fiscal 2025, primarily driven by the acquisition of Canada’s Best Holdings and by continued investment in commercial initiatives to drive growth.

Operating income of $14.7 million in the six months ended December 31, 2025, decreased from the same period of fiscal 2025. The decrease in operating income was driven by the net effect of an increase in gross offset by an increase in operating expenses.

Lighting Segment	Six Months Ended
	December 31
(In thousands)	2025	2024

Net Sales	$135,726	$116,646
Gross Profit	$46,219	$37,658
Operating Income	$16,096	$11,730

Lighting Segment net sales of $135.7 million in the six months ended December 31, 2025, increased 16% compared to net sales of $116.7 million in the same period in fiscal 2025. The 15% second quarter sales growth follows 18% growth in the first quarter, with several factors contributing to our improving momentum, including the increased number of large project shipments, which doubled from the second quarter last year. Also contributing to the period over period growth of sales was the introduction of several new products and the Company’s ability to convert multiple competitor accounts to LSI.

Gross profit of $46.2 million in the three months ended December 31, 2025, increased 23% from the same period of fiscal 2025. Gross profit as a percentage of sales improved from 32.3% to 34.1%. The increase in net sales coupled with focused margin management contributed to the period over period improvement in gross profit.

Operating expenses of $30.1 million in the six months ended December 31, 2025, increased 16% from the same period of fiscal 2025, driven mostly by higher agent commission expense.

Lighting Segment operating income of $16.1 million for the six months ended December 31, 2025, increased 37% from operating income of $11.7 million in the same period of fiscal 2025. primarily driven by improved sales and focused margin management.

Corporate and Eliminations	Six Months Ended
	December 31
(In thousands)	2025	2024

Gross Profit (Loss)	$(5)	$(1)
Operating (Loss)	$(10,926)	$(9,973)

The gross profit (loss) relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $10.9 million in the six months ended December 31, 2025, increased 10% from the same period of fiscal 2025. The increase in expense is the result of an increase in investment in commercial initiatives to support the growth of the Company.

Consolidated Results

The Company reported $1.3 million and $1.6 million of net interest expense in the six months ended December 31, 2025, and December 31, 2024, respectively. The decrease in interest expense is driven by profitability and by sustained working capital management as the Company lowered its outstanding debt. The Company also recorded other expense of $0.4 million and $0.3 million in the six months ended December 31, 2025, and December 31, 2024, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $4.5 million of income tax expense in the six months ended December 31, 2025, represents a consolidated effective tax rate of 24.8%. The $3.3 million of income tax expense in the six months ended December 31, 2024, represents a consolidated effective tax rate of 21.3%. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $13.6 million in the six months ended December 31, 2025, compared to net income of $12.3 million in the six months ended December 31, 2024. Non-GAAP adjusted net income was $18.2 million for the six months ended December 31, 2025, compared to adjusted net income of $16.0 million for the six months ended December 31, 2024 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of improved sales and a strong focus on project pricing, productivity, and cost disciplines. Diluted adjusted earnings per share of $0.57 was reported in the six months ended December 31, 2025, compared to $0.52 diluted adjusted earnings per share in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the six months ended December 31, 2025, were 31,685,000 shares compared to 30,709,000 shares in the same period last year.

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

At December 31, 2025, the Company had working capital of $100.1 million compared to $96.8 million at June 30, 2025. The ratio of current assets to current liabilities was 2.2 to 1 for December 31, 2025, and 2.0 for June 30, 2025. The increase in working capital from June 30, 2025, to December 31, 2025, was primarily driven a decrease in accounts payable and accrued expenses and an increase in net inventory, partially offset by a $13.7 million decrease in net accounts receivable.

Net accounts receivable was $90.6 million and $104.3 million at December 31, 2025, and June 30, 2025, respectively. DSO decreased to 59 days at December 31, 2025, from 66 days at June 30, 2025.

Net inventories of $82.0 million at December 31, 2025, increased $2.2 million from $79.8 million at June 30, 2025. Lighting Segment net inventory increased $3.6 million to support the growth in Lighting Segment sales whereas net inventory in the Display Solutions Segment decreased $1.4 million.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $125 million a secured revolving line of credit. The revolving line of credit expires in the first quarter of fiscal 2031. As of December 31, 2025, $104.6 million of the credit line was available. The Company is in compliance with all of its loan covenants. The $125 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2026.

The Company generated $25.7 million of cash from operating activities in the six months ended December 31, 2025, compared to $21.7 million of cash generated from operating activities in the same period in fiscal 2025. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company invested $2.6 million and $1.8 million of cash related to investing activities in the six months ended December 31, 2025, and December 31, 2024, respectively. The Company continues to invest in equipment and tooling to support sales growth.

The Company had a net use of cash of $20.4 million and $19.1 million related to financing activities in the six months ended December 31, 2025, and December 31, 2024, respectively. The Company continues to generate positive cash flow from its operations in order to pay down its debt and fund its dividend payments to shareholders.

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

Cash Dividends

In January 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable February 10, 2026, to shareholders of record as of February 2, 2026. The indicated annual cash dividend rate for fiscal 2026 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Non-Employee Director Deferred Compensation Program

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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
February 9, 2026