Form 10-Q
period 2026-03-31
LSI INDUSTRIES INC
filed 2026-05-08
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of April 30, 2026, there were 36,712,404 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net sales	$150,525	$132,481	$454,776	$418,310

Cost of products and services sold	112,286	99,638	338,826	316,959

Gross profit	38,239	32,843	115,950	101,351

Selling and administrative expenses	34,163	26,608	92,037	77,526

Operating income	4,076	6,235	23,913	23,825

Interest expense	474	661	1,794	2,264

Other (income)/expense	244	(22)	671	300

Income before income taxes	3,358	5,596	21,448	21,261

Income tax expense	1,267	1,713	5,745	5,049

Net income	$2,091	$3,883	$15,703	$16,212

Earnings per common share (see Note 6)
Basic	$0.06	$0.13	$0.50	$0.54
Diluted	$0.06	$0.13	$0.48	$0.53

Weighted average common shares outstanding
Basic	33,018	30,003	31,531	29,841
Diluted	33,855	30,966	32,387	30,790

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net income	$2,091	$3,883	$15,703	$16,212

Foreign currency translation adjustment	(238)	262	(192)	105

Comprehensive income	$1,853	$4,145	$15,511	$16,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31,	June 30,
	2026	2025

ASSETS

Current assets

Cash and cash equivalents	$10,333	$3,457

Accounts receivable, less allowance for credit losses of $1,192 and $1,152, respectively	135,794	104,347

Inventories	116,589	79,818

Refundable income tax	2,579	-

Other current assets	13,876	6,544

Total current assets	279,171	194,166

Property, plant and equipment, at cost
Land	4,010	4,029
Buildings	24,934	24,575
Machinery and equipment	107,612	77,858
Construction in progress	1,690	989
	138,246	107,451
Less accumulated depreciation	(80,441)	(76,297)
Net property, plant and equipment	57,805	31,154

Goodwill	208,444	64,548

Intangible assets, net	200,215	78,258

Operating lease right-of-use assets	51,633	17,187

Deferred tax assets	-	7,302

Other long-term assets, net	3,281	3,747

Total assets	$800,549	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	March 31,	June 30,
	2026	2025

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$58,000	$3,571
Accounts payable	68,813	48,526
Accrued expenses	61,465	45,252

Total current liabilities	188,278	97,349

Long-term debt, less current maturities	203,006	44,986

Operating lease liabilities	40,995	12,047

Other long-term liabilities	3,323	4,695

Deferred tax liabilities	8,850	3,209

Commitments and contingencies (Note 14)	3,286	3,354

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 36,697,563 and 30,054,532 shares, respectively	274,900	163,692
Treasury shares, without par value	(11,283)	(10,011)
Key Executive Compensation	11,283	10,011
Retained earnings	77,274	66,201
Accumulated other comprehensive income	637	829

Total shareholders' equity	352,811	230,722

Total liabilities & shareholders' equity	$800,549	$396,362

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common Shares		Treasury Shares		Key Executive		Other	Total
(In thousands, except per share data)	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

Net Income	-	-	-	-	-	6,682	-	6,682
Other comprehensive (loss)	-	-	-	-	-	-	(109)	(109)
Board stock compensation	8	113	-	-	-	-	-	113
ESPP stock awards	3	45	-	-	-	-	-	45
Restricted stock units issued, net of shares withheld for tax withholdings	492	(204)	-	-	-	-	-	(204)
Shares issued for deferred compensation	32	487	-	-	-	-	-	487
Activity of treasury shares, net	-	-	42	140	-	-	-	140
Deferred stock compensation	-	-	-	-	(140)	-	-	(140)
Stock-based compensation expense	-	1,047	-	-	-	-	-	1,047
Stock options exercised, net	39	248	-	-	-	-	-	248
Dividends — $0.20 per share	-	-	-	-	-	(1,481)	-	(1,481)

Balance at September 30, 2024	29,796	$158,101	(994)	$(8,755)	$8,755	$52,989	$93	$211,183

Net Income	-	-	-	-	-	5,647	-	5,647
Other comprehensive (loss)	-	-	-	-	-	-	(48)	(48)
Board stock compensation	7	112	-	-	-	-	-	112
ESPP stock awards	5	65	-	-	-	-	-	65
Restricted stock units issued, net of shares withheld for tax withholdings	26	(374)	-	-	-	-	-	(374)
Shares issued for deferred compensation	27	507	-	-	-	-	-	507
Activity of treasury shares, net	-	-	(28)	(506)	-	-	-	(506)
Deferred stock compensation	-	-	-	-	506	-	-	506
Stock-based compensation expense	-	1,141	-	-	-	-	-	1,141
Stock options exercised, net	30	374	-	-	-	-	-	374
Dividends — $0.20 per share	-	-	-	-	-	(1,492)	-	(1,492)

Balance at December 31, 2024	29,891	$159,926	(1,022)	$(9,261)	$9,261	$57,144	$45	$217,115

Net Income	-	-	-	-	-	3,883	-	3,883
Other comprehensive gain	-	-	-	-	-	-	262	262
Board stock compensation	6	112	-	-	-	-	-	112
ESPP stock awards	4	49	-	-	-	-	-	49
Restricted stock units issued, net of shares withheld for tax withholdings	16	114	-	-	-	-	-	114
Shares issued for deferred compensation	24	447	-	-	-	-	-	447
Activity of treasury shares, net	-	-	(15)	(404)	-	-	-	(404)
Deferred stock compensation	-	-	-	-	404	-	-	404
Stock-based compensation expense	-	1,007	-	-	-	-	-	1,007
Stock options exercised, net	47	220	-	-	-	-	-	220
Dividends — $0.20 per share	-	-	-	-	-	(1,496)	-	(1,496)

Balance at March 31, 2025	29,988	$161,875	(1,037)	$(9,665)	$9,665	$59,531	$307	$221,713

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common Shares		Treasury Shares		Key Executive		Other	Total
(In thousands, except per share data)	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$66,201	$829	$230,722

Net Income	-	-	-	-	-	7,264	-	7,264
Other comprehensive (loss)	-	-	-	-	-	-	(197)	(197)
Board stock compensation	8	135	-	-	-	-	-	135
ESPP stock awards	4	55	-	-	-	-	-	55
Restricted stock units issued, net of shares withheld for tax withholdings	377	297	-	-	-	-	-	297
Shares issued for deferred compensation	22	443	-	-	-	-	-	443
Activity of treasury shares, net	-	-	(13)	(341)	-	-	-	(341)
Deferred stock compensation	-	-	-	-	341	-	-	341
Stock-based compensation expense		1,109	-	-	-	-	-	1,109
Stock options exercised, net	613	3,023	-	-	-	-	-	3,023
Dividends — $0.20 per share	-	-	-	-	-	(1,525)	-	(1,525)

Balance at September 30, 2025	31,078	$168,754	(1,065)	$(10,352)	$10,352	$71,940	$632	$241,326

Net Income	-	-	-	-	-	6,348	-	6,348
Other comprehensive gain	-	-	-	-	-	-	243	243
Board stock compensation	6	135	-	-	-	-	-	135
ESPP stock awards	6	94	-	-	-	-	-	94
Restricted stock units issued, net of shares withheld for tax withholdings	-	13	-	-	-	-	-	13
Shares issued for deferred compensation	24	492	-	-	-	-	-	492
Activity of treasury shares, net	-	-	(24)	(493)	-	-	-	(493)
Deferred stock compensation	-	-	-	-	493	-	-	493
Stock-based compensation expense		1,001	-	-	-	-	-	1,001
Stock options exercised, net	-	-	-	-	-	-	-	-
Dividends — $0.20 per share	-	-	-	-	-	(1,555)	-	(1,555)

Balance at December 31, 2025	31,114	$170,489	(1,089)	$(10,845)	$10,845	$76,733	$875	$248,097

Net Income	-	-	-	-	-	2,091	-	2,091
Other comprehensive (loss)	-	-	-	-	-	-	(238)	(238)
Board stock compensation	2	45	-	-	-	-	-	45
ESPP stock awards	5	58	-	-	-	-	-	58
Restricted stock units issued, net of shares withheld for tax withholdings	5	(96)	-	-	-	-	-	(96)
Shares issued for deferred compensation	21	438	-	-	-	-	-	438
Activity of treasury shares, net	-	-	(21)	(438)	-	-	-	(438)
Deferred stock compensation	-	-	-	-	438	-	-	438
Equity raise	5,290	98,109	-	-	-	-	-	98,109
Shares used in the acquisition of a business	227	5,000	-	-	-	-	-	5,000
Stock-based compensation expense		716	-	-	-	-	-	716
Stock options exercised, net	34	141	-	-	-	-	-	141
Dividends — $0.20 per share	-	-	-	-	-	(1,550)	-	(1,550)

Balance at March 31, 2026	36,698	$274,900	(1,110)	$(11,283)	$11,283	$77,274	$637	$352,811

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$15,703	$16,212
Non-cash items included in net income
Depreciation and amortization	9,820	9,020
Deferred income taxes	2,024	270
Deferred compensation plan	1,373	1,441
Stock compensation expense	2,826	3,195
ESPP discount	207	159
Issuance of common shares as compensation	315	337
(Gain) loss on disposition of fixed assets	52	(21)
Allowance for credit losses	(178)	93
Inventory obsolescence reserve	(687)	607

Changes in certain assets and liabilities:
Accounts receivable	5,721	(15,606)
Inventories	(3,684)	131
Refundable income taxes	(787)	304
Accounts payable	3,426	11,532
Accrued expenses and other	(6,890)	2,781
Customer prepayments	3,348	(1,836)
Net cash flows provided by operating activities	32,589	28,619

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	116	50
Acquisition of Royston (net of cash acquired and shares used in purchase)	(331,846)	-
Acquisition of CBH (net of cash acquired)	262	(22,797)
Acquisition of EMI	-	(59)
Purchases of property, plant, and equipment	(3,358)	(2,515)
Net cash flows (used in) investing activities	(334,826)	(25,321)

Cash Flows from Financing Activities
Payments on long-term debt	(1,222,825)	(145,537)
Borrowings on long-term debt	1,435,273	146,668
Equity raise	98,109	-
Cash dividends paid	(4,630)	(4,469)
Shares withheld on employees' taxes	214	(463)
Payments on financing lease obligations	-	(253)
Proceeds from stock option exercises	3,164	842
Net cash flows provided by (used in) financing activities	309,305	(3,212)

Change related to foreign currency	(192)	105
Increase in cash and cash equivalents	6,876	191
Cash and cash equivalents at beginning of period	3,457	4,110

Cash and cash equivalents at end of period	$10,333	$4,301

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2026, the results of its operations for the three and nine-month periods ended March 31, 2026, and 2025, and its cash flows for the nine-month periods ended March 31, 2026, and 2025. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2025 Annual Report on Form 10-K. Financial information as of June 30, 2025, has been derived from the Company’s audited consolidated financial statements.

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

A number of the Company's display solutions and select lighting products are customized for specific customers. As a result, these customized products do not have an alternative use. For these products, the Company has a legal right to payment for performance to date and generally does not accept returns on these items. The measurement of performance is based upon cost plus a reasonable profit margin for work completed. Because there is no alternative use and there is a legal right to payment, the Company transfers control of the item as the item is being produced and therefore recognizes revenue over time. The customized product types are as follows:

●	Customer Main Identification (MID) signage, print / digital graphics, and customer specific metal and millwork products
●	Electrical components based on customer specifications

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	March 31, 2026		March 31, 2025
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$48,843	$79,350	$49,258	$60,215
Products and services transferred over time	11,195	11,137	9,709	13,299
	$60,038	$90,487	$58,967	$73,514

Type of Product and Services
Lighting, poles, electronic components	$59,450	$-	$58,363	$-
Signage and display Products	-	76,134	-	58,459
Project management, installation services, shipping and handling	588	14,353	604	15,055
	$60,038	$90,487	$58,967	$73,514

	Nine Months Ended
(In thousands)	March 31, 2026		March 31, 2025
		Display		Display
	Lighting	Solutions	Lighting	Solutions
	Segment	Segment	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$161,877	$224,557	$145,835	$190,355
Products and services transferred over time	33,887	34,455	29,779	52,341
	$195,764	$259,012	$175,614	$242,696

Type of Product and Services
Lighting, poles, electronic components	$193,995	$-	$173,710	$-
Signage and display Products	-	216,302	-	192,634
Project management, installation services, shipping and handling	1,769	42,710	1,904	50,062
	$195,764	$259,012	$175,614	$242,696

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

NOTE 3 — ACQUISITION OF CANADA’S BEST HOLDINGS

On March 11, 2025, the Company acquired Canada’s Best Holdings (CBH), an Ontario Canada-based leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail environments, for $25.9 million, subject to a working capital adjustment and future potential earnout payments up to $7.0 million. As of the acquisition date, total purchase consideration of $28.8 million includes the current fair value of the contingent consideration related to future earnout payments of $3.4 million. The future earnout payments include revenue and EBITDA goals for the fiscal years ending June 30, 2026 and June 30, 2027. The Company incurred acquisition-related costs totaling $1.0 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the initial purchase consideration totaling $25.9 million with a combination of cash on hand and from the $75 million revolving line of credit.

The Company accounted for this transaction as a business combination. The Company has allocated the purchase price of $28.8 million, which includes customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation was subject to the final determination of the purchase price, which was finalized in fiscal 2026, which includes revisions resulting from the finalization of pre-acquisition tax filing. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 11, 2025, is as follows:

	March 11, 2025	Measurement	March 11, 2025
(In thousands)	as initially reported	period adjustments	as adjusted
Cash and cash equivalents	$4,592	$-	$4,592
Accounts receivable	3,907	(55)	3,852
Inventory	4,287	(104)	4,183
Property, plant and equipment	640	1,422	2,062
Operating lease right-of-use assets	5,211	(386)	4,825
Other assets	204	1,790	1,994
Intangible assets	9,955	(353)	9,602
Accounts payable	(29)	2	(27)
Accrued expenses	(472)	(639)	(1,111)
Operating lease liabilities	(2,954)	-	(2,954)
Other long-term liabilities	-	(1,515)	(1,515)
Deferred tax liability	(3,700)	573	(3,127)
Identifiable Assets	21,641	735	22,376
Goodwill	5,748	709	6,457
Net Purchase Consideration	$27,389	$1,444	$28,833

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

	Estimated Fair	Estimated Useful
(in thousands)	Value	Life (Years)

Tradename	$991		10
Non-compete agreements	180	3	-	5
Customer relationships	8,431		20
	$9,602

CBH’s post-acquisition results of operations for the period from July 1, 2025, through March 31, 2026, are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of CBH for the period from July 1, 2025, through March 31, 2026, were $22.8 million and operating income was $2.8 million, and net sales of CBH for the period from January 1, 2026, through March 31, 2026, were $7.5 million and operating income was $1.1 million. The operating results of CBH are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the three and nine months ended March 31, 2025, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income for the three months ended March 31, 2025 of $6.2 million excludes acquisition-related expenses of $0.1 million. The unaudited pro forma operating income for the nine months ended March 31, 2025 of $23.9 million excludes acquisition-related expenses of $0.3 million.

	Three Months Ended	Nine Months Ended
(in thousands; unaudited)	March 31,	March 31,
	2025	2025
Sales	$137,313	$432,807

Gross Profit	$34,579	$106,559

Operating Income	$6,245	$23,853

NOTE 4 — ACQUISITION OF ROYSTON GROUP

On February 20, 2026 the Company entered into an agreement and a plan of merger to acquire SRR Holdings, Inc. (Royston) which was completed on March 24, 2026.  Royston is a leading U.S.-based designer and manufacturer of cabinetry and store fixtures, refrigerated and heated cases, and signage for multiple end markets. Royston’s customer base spans across large, attractive end-markets of convenience, grocery and gas stations and other retail.  Royston was acquired for $325.0 million; 320.0 million in cash and $5.0 million in the Company’s common stock, subject to a working capital adjustment. The Company prefunded $13.2 million as an estimate of the cash and working capital acquired which brings the total purchase consideration to $338.2 million. The amount prefunded for cash and working capital will be adjusted in the fourth quarter of 2026 fiscal year to reflect the actual amounts acquired. The Company incurred acquisition-related costs totaling $6.5 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the initial purchase consideration totaling $338.2 million with a combination of cash on hand, the $150 million revolving line of credit, the $200 million five-year term loan, and the $98.1 million of net proceeds from the Company’s February 26, 2026 public common stock offering.

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of $338.2 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2027, as well as potential revision resulting from the finalization of pre-acquisition tax filings and net working capital adjustments. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 24, 2026, is as follows:

	March 24, 2026	Measurement	March 24, 2026
(In thousands)	as initially reported	period adjustments	as adjusted
Cash and cash equivalents	$1,353	$-	$1,353
Accounts receivable	36,990	-	36,990
Inventory	32,400	-	32,400
Property, plant and equipment	28,500	-	28,500
Prepaids expenses and other current assets	8,135	-	8,135
Income tax provision refund	1,792	-	1,792
Operating lease right-of-use assets	22,538	-	22,538
Other assets	1,291	-	1,291
Intangible assets	127,000	-	127,000
Accounts payable	(16,861)	-	(16,861)
Accrued expenses	(18,558)	-	(18,558)
Operating lease liabilities	(19,638)	-	(19,638)
Deferred tax liability	(10,919)	-	(10,919)
Identifiable Assets	194,023	-	194,023
Goodwill	144,176	-	144,176
Net Purchase Consideration	$338,199	$-	$338,199

The gross amount of accounts receivable is $37.2 million.

Goodwill recorded from the acquisition of Royston is attributable to the impact of the positive cash flow from Royston in addition to expected synergies from the business combination. The intangible assets include amounts recognized for the fair value of the trade name, technology assets, non-compete agreements and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated Fair	Estimated Useful
(in thousands)	Value	Life (Years)

Tradename	$23,600	Indefinite
Technology assets	17,800	7
Non-compete agreements	1,300	5
Customer relationships	84,300	15
	$127,000

Royston’s post-acquisition results of operations for the period from March 24, 2026, through March 31, 2026, are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of Royston for the period from March 24, 2025, through March 31, 2026, were $6.6 million and operating income was $0.8 million. The operating results of Royston are included in the Display Solutions Segment.

Pro Forma Impact of the Acquisition of Royston (Unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of Royston as if the transaction had occurred on July 1, 2024. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of Royston.

The unaudited pro forma financial information for the three and nine months ended March 31, 2026, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income for the three months ended March 31, 2026 of ($9.4) million excludes acquisition-related expenses of $21.4 million. The unaudited pro forma operating income for the nine months ended March 31, 2026 of $8.0 million excludes acquisition-related expenses of $21.8 million.

	Three Months Ended	Nine Months Ended
(in thousands; unaudited)	March 31,	March 31,
	2026	2026
Sales	$205,929	$637,547

Gross Profit	$48,003	$156,022

Operating Income	$(9,414)	$8,051

NOTE 5 - SEGMENT REPORTING INFORMATION

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s two operating segments are Lighting and Display Solutions, with one executive leadership team reporting directly to the CODM with responsibilities for managing the performance across the segments.

The Company’s methods for measuring profitability under GAAP on a reportable segment basis and used by the CODM to assess performance is adjusted net income. These measurements are used to monitor performance compared to prior periods and forecasted results. The CODM does not look at disaggregated expenses at the segment level. The CODM does review expenses on a consolidated basis which is consistent with the categories of expense reported on the consolidated statements of operations.

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

The Display Solutions Segment manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, non-digital signage, menu board systems, millwork and metal display fixtures, refrigerated displays, heated displays, food equipment, countertops, and other custom display elements. These products are used in visual image programs in several markets including the refueling and convenience store markets, quick-service and casual restaurant market, retail and grocery store, and other retail markets. The Company accesses its customers primarily through a direct sale model utilizing its own sales force. Sales through distribution represent a small portion of Display Solutions sales. The Display Solutions Segment also provides a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage.

The Company’s corporate administration activities are reported in the Unallocated corporate expenses net of tax line item. These activities primarily include expense related to certain corporate officers and support staff, the Company’s internal audit staff, expense related to the Company’s Board of Directors, equity compensation expense for various equity awards granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing, and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three and nine months ended March 31, 2026, or 2025. There was no concentration of accounts receivable at March 31, 2026, or 2025. There is no concentration of revenues or assets outside of United States.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of March 31, 2026, and March 31, 2025:

(In thousands)	Three Months Ended			Nine Months Ended
	March 31, 2026			March 31, 2026
			Segment			Segment
	Lighting	Display	Total	Lighting	Display	Total
Total sales	$62,860	$90,630	$153,490	$205,080	$259,698	$464,778
Inter-segment sales	(2,822)	(143)	(2,965)	(9,316)	(686)	(10,002)
Net sales	60,038	90,487	150,525	195,764	259,012	454,776

Other segment items *	(53,637)	(82,922)	(136,559)	(175,802)	(238,388)	(414,190)

Adjusted net income	6,401	7,565	13,966	19,962	20,624	40,586

Unallocated corporate expenses			(3,893)			(11,025)
Interest expense			(474)			(1,794)
Long-term performance based compensation			(597)			(2,264)
Amortization expense on acquired intangible assets			(1,377)			(3,653)
Restructuring / severance costs			(19)			35
Acquisition costs			(4,898)			(5,205)
Lease expense on the step-up basis of acquired leases			(241)			(340)
Foreign currency transaction loss on intercompany loan			147			(207)
Tax rate difference between reported and adjusted net income			(523)			(430)

Net income			$2,091			$15,703

* Costs of products and services sold, selling and administrative expenses, other income and expense, and income tax expense

(In thousands)	Three Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2025
			Segment			Segment
	Lighting	Display	Total	Lighting	Display	Total
Total sales	$62,302	$73,796	$136,098	$190,984	$243,284	$434,268
Inter-segment sales	(3,334)	(283)	(3,617)	(15,371)	(587)	(15,958)
Net sales	58,968	73,513	132,481	175,613	242,697	418,310

Other segment items *	(53,196)	(67,466)	(120,662)	(159,677)	(224,475)	(384,152)

Adjusted net income	5,772	6,047	11,819	15,936	18,222	34,158

Unallocated corporate expenses			(4,827)			(9,587)
Interest expense			(661)			(2,264)
Long-term performance based compensation			(879)			(3,039)
Amortization expense on acquired intangible assets			(1,128)			(3,260)
Restructuring / severance costs			-			(45)
Acquisition costs			(577)			(627)
Lease expense on the step-up basis of acquired leases			(52)			(155)
Consulting expense: commercial growth initiatives			-			(62)
Tax rate difference between reported and adjusted net income			188			1,093

Net income			$3,883			$16,212

* Costs of products and services sold, selling and administrative expenses, other income and expense, and income tax expense

(In thousands)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Capital Expenditures:
Lighting Segment	$490	$246	$1,228	$1,467
Display Solutions Segment	251	358	2,062	934
	$741	$604	$3,290	$2,401

Total segment capital expenditures	$741	$604	$3,290	$2,401
Other unallocated capital expenditures	(34)	86	68	114
Consolidated capital expenditures	$707	$690	$3,358	$2,515

Income Tax Expense:
Lighting Segment	$1,201	$2,063	$5,147	$5,103
Display Solutions Segment	2,245	992	5,700	5,298
	$3,446	$3,055	$10,847	$10,401

Total segment income tax expense	$3,446	$3,055	$10,847	$10,401
Other unallocated income tax (credit)	(2,179)	(1,342)	(5,102)	(5,352)
Consolidated income tax expense	$1,267	$1,713	$5,745	$5,049

Depreciation and Amortization:
Lighting Segment	$1,279	$1,284	$3,816	$3,778
Display Solutions Segment	2,012	1,693	5,703	4,984
	$3,291	$2,977	$9,519	$8,762

Total segment depreciation and amortization	$3,291	$2,977	$9,519	$8,762
Other unallocated depreciation and amortization	101	84	301	258
Consolidated depreciation and amortization	$3,392	$3,061	$9,820	$9,020

	March 31, 2026	June 30, 2025
Identifiable Assets:
Lighting Segment	$130,617	$132,960
Display Solutions Segment	664,562	253,299
	$795,179	$386,259

Total Segment assets	$795,179	$386,259
Deferred tax assets	-	5,495
Other unallocated assets	5,370	4,608
Consolidated assets	$800,549	$396,362

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

NOTE 6 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

BASIC EARNINGS PER SHARE

Net Income	$2,091	$3,883	$15,703	$16,212

Weighted average shares outstanding during the period, net of treasury shares	31,836	28,904	30,390	28,754

Weighted average vested restricted stock units outstanding	82	71	62	78

Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,100	1,028	1,079	1,009
Weighted average shares outstanding	33,018	30,003	31,531	29,841

Basic income per share	$0.06	$0.13	$0.50	$0.54

DILUTED EARNINGS PER SHARE

Net Income	$2,091	$3,883	$15,703	$16,212

Weighted average shares outstanding

Basic	33,018	30,003	31,531	29,841

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	837	963	856	949
Weighted average shares outstanding	33,855	30,966	32,387	30,790

Diluted income per share	$0.06	$0.13	$0.48	$0.53

Anti-dilutive securities (b)	3	35	2	265

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2026, and March 31, 2025, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 7 – INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2026	June 30, 2025

Inventories:
Raw materials	$82,815	$60,726
Work-in-progress	11,625	7,942
Finished goods	22,149	11,150
Total Inventories	$116,589	$79,818

NOTE 8 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	March 31, 2026	June 30, 2025
Accrued Expenses:
Customer prepayments	$7,419	$4,070
Compensation and benefits	14,394	12,471
Accrued warranty	7,427	7,505
Accrued sales commissions	2,714	3,956
Accrued freight	2,086	1,978
Operating lease liabilities	12,157	6,037
Income taxes	1,792	1,848
Accrued rebate	2,403	-
Accrued sales and use tax	651	-
Other accrued expenses	10,422	7,387
Total Accrued Expenses	$61,465	$45,252

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of six reporting units that contain goodwill. One reporting unit is within the Lighting Segment and five reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

As of March 1, 2026, the Company performed its annual goodwill impairment test on the five reporting units that contain goodwill as of that date. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $34.0 million or 13% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $27.3 million or significantly above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $114.9 million or 41% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the third reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $65.7 million or 47% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the fourth reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $26.6 million or 132% above the carrying value of the reporting unit including goodwill. The fifth reporting unit with goodwill in the Display Solutions Segment was acquired on March 24, 2026 which will be included in the annual goodwill impairment analysis as of March 1, 2027.

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

		Display
	Lighting	Solutions
(In thousands)	Segment	Segment	Total
Balance as of March 31, 2026
Goodwill	$70,971	$82,865	$153,836
Goodwill acquired, net of adjustments	-	143,914	143,914
Foreign currency translation	-	(18)	(18)
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of March 31, 2026	$9,208	$199,236	$208,444

Balance as of June 30, 2025
Goodwill	$70,971	$75,714	$146,685
Goodwill acquired, net of adjustments	-	6,769	6,769
Foreign currency translation	-	382	382
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2025	$9,208	$55,340	$64,548

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

(In thousands)	March 31, 2026
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$162,609	$28,541	$134,068
Patents	268	268	-
LED technology, software	41,926	19,973	21,953
Trade name	3,685	1,563	2,122
Non-compete	1,886	396	1,490
Total Amortized Intangible Assets	$210,374	$50,741	$159,633

Indefinite-lived Intangible Assets
Trademarks and trade names	40,582	-	40,582
Total indefinite-lived Intangible Assets	40,582	-	40,582

Total Other Intangible Assets	$250,956	$50,741	$200,215

(In thousands)	June 30, 2025
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$78,485	$25,251	$53,234
Patents	268	268	-
LED technology, software	24,126	18,694	5,432
Trade name	3,704	1,404	2,300
Non-compete	590	280	310
Total Amortized Intangible Assets	$107,173	$45,897	$61,276

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,155	$45,897	$78,258

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2026	2025	2026	2025

Amortization expense of other intangible assets	$1,732	$1,448	$4,844	$4,264

The Company expects to record annual amortization expense as follows:

(In thousands)

2026	$8,507
2027	$14,430
2028	$13,990
2029	$13,350
2030	$13,343
After 2030	$101,046

NOTE 10 - DEBT

The Company’s long-term debt as of March 31, 2026, and June 30, 2025, consisted of the following:

	March 31,	June 30,
(In thousands)	2026	2025

Secured line of credit	$200,000	$36,956
Term loan, net of debt issuance costs of $8 and $14, respectively	61,006	11,601
Total debt	$261,006	$48,557
Less: amounts due within one year	58,000	3,571
Total amounts due after one year, net	$203,006	$44,986

In March of 2026, the Company entered into a $350 million senior secured credit facility consisting of a $200 million five-year term loan and a $150 million revolving credit facility.  The Company is required to make quarterly amortization payments of $2.5 million against the term loan, with the balance of the term loan due at maturity on March 24, 2031.  The revolving credit facility is also scheduled to expire on March 24, 2031. Interest on the term loan and any loans made under the revolving credit facility is based on the Secured Overnight Financing Rate (“SOFR”) or a customary base rate (which may include Daily Simple SOFR or the Prime Rate), to be determined by reference to customary market benchmarks, in each case plus an applicable margin that is anticipated to vary based on the Company’s consolidated total net leverage ratio, which is calculated to be consolidated funded debt minus unrestricted cash and cash equivalents against earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement.  As of March 31, 2026, the interest rate applicable to the term loan was 5.5% and the Company’s borrowing rate against its revolving line of credit was 6.2%. The increment over the SOFR borrowing rate is 250 basis points for the third quarter of fiscal year 2026. In addition to interest on outstanding amounts, the Company also pays a commitment fee on the unused balance of the revolving credit facility, fluctuates between 17.5 and 27.5 basis points based on the Company’s consolidated total net leverage ratio. Under the terms of the credit agreement, the Company is required to comply with a financial covenant that limits the ratio of indebtedness and unrestricted cash to EBITDA measured on a quarterly basis, with a maximum net leverage ratio of 4.00 to 1.00 at closing, which then steps down  to 3.75 to 1.00 in the fiscal quarter ending December 31, 2026 and further to 3.50 to 1.00 in the fiscal quarter ending September 30, 2027. The Company is also required to maintain an interest coverage ratio, measured on a quarterly basis, equal to or above the minimum set forth in the agreement, which as of closing was 1.15 to 1.00. As of March 31, 2026, there was $88.9 million available for borrowing under the revolving credit facility for general business purposes.

The Company is in compliance with all of its loan covenants as of March 31, 2026.

NOTE 11 - CASH DIVIDENDS

The Company paid cash dividends of $4.6 million and $4.5 million for the nine months ended March 31, 2026, and March 31, 2025, respectively. Dividends on restricted stock units in the amount of $0.2 million and $0.2 million were accrued as of both March 31, 2026, and 2025, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In April 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 12, 2026, to shareholders of record as May 4, 2026. The indicated annual cash dividend rate is $0.20 per share.

NOTE 12 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units ("PSUs") and other awards. Except for RSU grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 1,016,256 as of March 31, 2026.

In the nine months ended March 31, 2026, the Company granted 121,440 PSUs and 85,958 RSUs, both with a weighted average market value of $19.54. Stock compensation expense was $0.9 million and $1.0 million for the three months ended March 31, 2026, and 2025, respectively, and $3.0 million and $3.2 million in the nine months ended March 31, 2026, and 2025, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the Company. During fiscal year 2026, employees purchased 14,000 shares. At March 31, 2026, 211,000 shares remained available for purchase under the ESPP.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	Nine Months Ended
	March 31,
	2026	2025
Cash Payments:
Interest	$1,581	$2,036
Income taxes	$6,291	$4,201

Non-cash investing and financing activities
Issuance of common shares as compensation	$315	$337
Issuance of common shares in the acquisition of a business	$5,000	$-
Issuance of common shares to fund deferred compensation plan	$1,373	$1,441
Issuance of common shares to fund ESPP plan	$207	$159

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

The Company recorded a $3.4 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH). (Refer to Note 3.) The decrease to $3.3 million from $3.4 million represents the value of the earnout converted from its functional currency to USD as of March 31, 2026, and June 30, 2025, respectively.

NOTE 15 - LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. The Company’s leases are operating leases and have a remaining term of one to nine years, some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments. The number of operating leases increased in fiscal 2026 as a result of the acquisition of Royston; most of Royston’s operating leases are building leases.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for March 31, 2026, and 2025.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$3,623	$1,679	$10,475	$4,910
Financing lease cost:
Amortization of right-of-use assets	-	73	-	218
Interest on lease liabilities	-	9	-	30
Variable lease cost	-	-	-	7
Sublease income	-	-	-	(39)
Total lease cost	$3,623	$1,761	$10,475	$5,126

	Nine Months Ended
Supplemental Cash Flow Information:	March 31,
(in thousands)	2026	2025
Cash flows from operating leases
Fixed payments - operating lease cash flows	$10,195	$5,055
Liability reduction - operating cash flows	$8,320	$4,328
Assets obtained in exchange for operating lease obligations	$19,733	$6,577

Cash flows from finance leases
Interest - operating cash flows	$-	$30
Repayments of principal portion - financing cash flows	$-	$253

Operating Leases:	March 31, 2026	June 30, 2025
Total operating right-of-use assets	$51,633	$17,187

Accrued Expenses	12,157	6,037
Long-term operating lease liability	40,995	12,047
Total operating lease liabilities	$53,152	$18,084

Weighted Average remaining Lease Term (in years)	6.40	3.49

Weighted Average Discount Rate	5.30%	5.70%

	Operating	Finance	Net
	Lease	Lease	Lease
Maturities of Lease Liability:	Liabilities	Liabilities	Commitments

2027	$12,157	$-	$12,157
2028	11,853	-	11,853
2029	8,805	-	8,805
2030	6,501	-	6,501
2031	5,091	-	5,091
Thereafter	19,083	-	19,083
Total lease payments	$63,490	$-	$63,490
Less: Interest	(10,338)	-	(10,338)
Present Value of Lease Liabilities	$53,152	$-	$53,152

NOTE 16 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates, and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. For the three months ended March 31, 2026 the anticipated rate is significantly greater than the statutory tax rate because of certain non-deductible transaction costs related to the Royston acquisition included in the projected effective tax rate.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	38.8%	32.7%	27.0%	27.9%
Uncertain tax positions	2.8	1.3	0.8	0.2
Deferred income tax adjustment	-	-	-	0.8
Share-based compensation	(3.9)	(3.4)	(1.0)	(5.1)
Effective tax rate	37.7%	30.6%	26.8%	23.8%

NOTE 17 – RELATED PARTY

A limited liability company owned (the “LLC”) and controlled by LSI's Chief Executive Officer, James A. Clark, owns an aircraft that is dry leased to an unrelated third party. Pursuant to a separate arrangement, the third-party dry leases the aircraft to LSI for qualifying business travel by certain of the Company’s executive officers. Payments made by LSI depend on actual usage. For the period from July 2025 through March 2026, the LLC received aggregate payments of $177,000 in connection with this arrangement.

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

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2026	2025	2026	2025

Lighting Segment	$60,038	$58,967	$195,764	$175,614
Display Solutions Segment	90,487	73,514	259,012	242,696
Total Net Sales	$150,525	$132,481	$454,776	$418,310

Operating Income (Loss) by Business Segment	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2026	2025	2026	2025

Lighting Segment	$6,938	$7,154	$23,034	$18,885
Display Solutions Segment	7,895	4,510	22,562	20,344
Corporate and Eliminations	(10,757)	(5,429)	(21,683)	(15,404)
Total Operating Income	$4,076	$6,235	$23,913	$23,825

Net sales of $150.5 million for the three months ended March 31, 2026, increased 14% as compared to net sales of $132.5 million for the three months ended March 31, 2025. The increase in net sales reflects growth in both of the Company’s segments with a 23% sales growth in the Display Solutions segment and a 2% sales growth in the Lighting segment. The 23% growth in the Display Solutions Segment was primarily driven by strong demand levels across a broad base of customers in both the grocery and refueling/c-store verticals. Third quarter net sales in the Display Solutions segment also reflects Royston net sales of $6.6 million for the 6-day stub period. Royston was acquired on March 24, 2026. Lighting Segment sales improved 2% compared to the same period last year despite a lengthening project quote to order conversion period.

Net sales of $454.8 million for the nine months ended March 31, 2026, increased 9% as compared to net sales of $418.3 million for the nine months ended March 31, 2025. The increase in net sales reflects growth in both of the Company’s segments with a 7% sales growth in the Display Solutions segment and a 12% sales growth in the Lighting segment. As stated in the overview of the third quarter, the demand levels across a broad base of customers in both the grocery and refueling/c-store verticals contributed to the year-over-year growth in the Display Solutions segment. Net sales in the period for the Display Solutions segment also reflects Royston net sales of $6.6 million for the 6-day stub period. Royston was acquired on March 24, 2026. Growth in the Lighting Segment continued for the third straight quarter with period-over-period sales growth contributing to the year-to-date growth in net sales of 12%.

Operating income of $4.1 million for the three months ended March 31, 2026, represents a 35% decrease in operating income from $6.2 million in the three months ended March 31, 2025. Operating income for the three months ended March 31, 2026, was impacted by $6.5 million of acquisition-related costs. Adjusted operating income, a Non-GAAP measure, was $13.4 million in the three months ended March 31, 2026, representing a 39% increase compared to adjusted operating income of $9.7 million in the three months ended March 31, 2025. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The quarter-over-quarter sales growth of 14% coupled with improved margins resulting from improved productivity and price optimization resulted in leveraged adjusted operating income growth.

Operating income of $23.9 million for the nine months ended March 31, 2026, represents a slight increase from operating income of $23.8 million in the nine months ended March 31, 2025. Operating income for the three months ended March 31, 2026, was impacted by $6.9 million of acquisition-related costs. Adjusted operating income, a Non-GAAP financial measure, was $39.1 million in the nine months ended March 31, 2026, compared to adjusted operating income of $33.2 million in the nine months ended March 31, 2025. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The year-over-year sales growth of 9% coupled with improved margins resulting from improved productivity and price optimization resulted in the growth in operating income.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months and nine months ended March 31, 2026, and 2025.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, and Free Cash Flow.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	March 31,
	2026	2025
(In thousands)
Operating income as reported	$4,076	$6,235

Long-term performance based compensation	715	1,116

Amortization expense of acquired intangible assets	1,732	1,465

Restructuring/severance costs	25	-

Acquisition costs	6,519	774

Lease expense on the step-up basis of acquired leases	317	67

Adjusted operating income	$13,384	$9,657

Reconciliation of net income to adjusted net income	Three Months Ended
	March 31,
(In thousands, except per share data)	2026			2025
			Diluted EPS			Diluted EPS

Net income as reported	$2,091		$0.06	$3,883		$0.13

Long-term performance based compensation	597	(1)	0.02	879	(7)	0.02

Amortization expense of acquired intangible assets	1,377	(2)	0.05	1,128	(8)	0.04

Restructuring/severance costs	19	(3)	-	-		-

Acquisition costs	4,898	(4)	0.15	577	(9)	0.02

Lease expense on the step-up basis of acquired leases	241	(5)	0.01	52	(10)	-

Foreign Currency transaction loss on intercompany loan	(147	)(6)	(0.01)	-		-

Tax rate difference between reported and adjusted net income	523		0.01	(188)		(0.01)

Net income adjusted	$9,599		$0.29	$6,331		$0.20

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $118

(2) $355

(3) $6

(4) $1,621

(5) $76

(6) ($49)

(7) $237

(8) $337

(9) $197

(10) $15

	Nine Months Ended
Reconciliation of operating income to adjusted operating income:	March 31,
	2026	2025
(In thousands)
Operating income as reported	$23,913	$23,825

Long-term performance based compensation	2,999	3,969

Amortization expense of acquired intangible assets	4,844	4,281

Restructuring/severance costs	(46)	60

Consulting expense: commercial growth opportunities	-	81

Acquisition costs	6,939	822

Lease expense on the step-up basis of acquired leases	453	203

Adjusted operating income	$39,102	$33,241

Reconciliation of net income to adjusted net income	Nine Months Ended
	March 31,
(In thousands, except per share data)	2026			2025
			Diluted EPS			Diluted EPS

Net income as reported	$15,703		$0.48	$16,212		$0.53

Long-term performance based compensation	2,264	(1)	0.07	3,039	(7)	0.09

Amortization expense of acquired intangible assets	3,653	(2)	0.12	3,260	(8)	0.11

Restructuring/severance costs	(35	(3)	-	45	(9)	-

Acquisition costs	5,205	(4)	0.16	627	(10)	0.02

Lease expense on the step-up basis of acquired leases	340	(5)	0.01	155	(11)	0.01

Consulting expense: commercial growth opportunities	-		-	62	(12)	-

Foreign Currency transaction loss on intercompany loan	207	(6)	0.01	-		-

Tax rate difference between reported and adjusted net income	430		0.01	(1,093		(0.03)

Net income adjusted	$27,767		$0.86	$22,307		$0.73

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $735

(2) $1,191

(3) $113

(4) ($11)

(5) $1,734

(6) $52

(7) $930

(8) $1,021

(9) $15

(10) $195

(11) $48

(12) $19

	Three Months Ended		Nine Months Ended
Reconciliation of net income to EBITDA and adjusted EBITDA	March 31,		March 31,
	2026	2025	2026	2025
(In thousands)
Net income - reported	$2,091	$3,883	$15,703	$16,212
Income tax	1,267	1,713	5,745	5,049
Interest expense, net	474	661	1,794	2,264
Other expense (income)	244	(22)	671	300
Operating income as reported	$4,076	$6,235	$23,913	$23,825

Depreciation and amortization	3,394	3,062	9,820	9,020

EBITDA	$7,470	$9,297	$33,733	$32,845

Acquisition costs	6,519	774	6,939	822

Long-term performance based compensation	715	1,116	2,999	3,969

Consulting expense: commercial growth opportunities	-	-	-	81

Restructuring/severance costs	25	-	(46)	60

Lease expense on the step-up basis of acquired leases	317	67	453	203

Adjusted EBITDA	$15,046	$11,254	$44,078	$37,980

	Three Months Ended		Nine Months Ended
Reconciliation of cash flow from operations to free cash flow	March 31,		March 31,
	2026	2025	2026	2025
(In thousands)
Cash flow from operations	$6,930	$6,882	$32,589	$28,619

Capital expenditures	(591)	(690)	(3,242)	(2,515)

Free cash flow	$6,339	$6,192	$29,347	$26,104

Net debt to adjusted EBITDA	March 31,
(In thousands)	2026	2025

Current portion and long-term debt as reported	$58,000	$3,571
Long-Term Debt	203,006	51,789
Debt as reported	$261,006	$55,360
Less:
Cash and cash equivalents as reported	(10,333)	(4,301)

Net debt	$250,673	$51,059

Adjusted EBITDA - Trailing 12 Months	$92,970	$52,024

Net debt to adjusted EBITDA	2.7	1.0

Results of Operations

THREE MONTHS ENDED MARCH 31, 2026, COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

Display Solutions Segment	Three Months Ended
	March 31,
(In thousands)	2026	2025

Net Sales	$90,487	$73,514
Gross Profit	$17,323	$12,457
Operating Income	$7,895	$4,510

Display Solutions net sales of $90.5 million increased 23% from same period in fiscal 2025. The 23% growth in the Display Solutions Segment was primarily driven by strong demand levels across a broad base of customers in both the grocery and refueling/c-store verticals. Third quarter net sales in the Display Solutions segment also reflects Royston net sales of $6.6 million for the 6-day stub period. Royston was acquired on March 24, 2026.

Gross profit of $17.3 million in the three months ended March 31, 2026, increased 39% from the same period of fiscal 2025. Gross profit as a percentage of net sales improved 220 basis points from the same period as last year. The strong demand in grocery and refueling/c-store verticals coupled with increased productivity and price optimization contributed to the quarter-over-quarter leveraged growth in gross margin.

Operating expenses of $9.4 million in the three months ended March 31, 2026, increased 19% from the same period of fiscal 2025, primarily driven by the acquisition costs and related operating costs related to the Royston acquisition, and by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $7.9 million in the three months ended March 31, 2026, increased 75% from the same period of fiscal 2025. The increase in operating income, driven by the net effect of an increase in net sales, improved gross margin as a percentage of sales, partially offset by an increase in operating expenses.

Lighting Segment	Three Months Ended
	March 31,
(In thousands)	2026	2025

Net Sales	$60,038	$58,967
Gross Profit	$20,908	$20,384
Operating Income	$6,939	$7,154

Lighting Segment net sales of $60.0 million in the three months ended March 31, 2026, increased 2% compared to net sales of $59.0 million in the same period in fiscal 2025. Lighting Segment sales improved 2% compared to the same period last year despite less favorable weather conditions in the early part of the quarter.

Gross profit of $20.9 million in the three months ended March 31, 2026, increased 3% from the same period of fiscal 2025. Gross profit as a percentage of sales improved 30 basis points as a result of pricing actions taken in response to shifts in material input costs.

Operating expenses of $14.0 million in the three months ended March 31, 2026, increased 6% from the same period of fiscal 2025, driven mostly by higher commission expense from improved sales along with a continued investment in sales initiatives to generate sales growth.

Lighting Segment operating income of $7.0 million for the three months ended March 31, 2026, decreased 3% from operating income of $7.2 million in the same period of fiscal 2025 primarily driven by the net effect of an increase in net sales, a 30-basis point improvement in gross margin, offset by an increase in operating expenses.

Corporate and Eliminations	Three Months Ended
	March 31,
(In thousands)	2026	2025

Gross Profit (Loss)	$8	$2
Operating (Loss)	$(10,757)	$(5,429)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $10.8 million in the three months ended March 31, 2026, increased from $5.4 million from the same period of fiscal 2025. The increase in expense is primarily the result of acquisition-related costs for Royston and CBH of $5.3 million.

Consolidated Results

The Company reported $0.5 million and $0.7 million of net interest expense in the three months ended March 31, 2026, and March 31, 2025, respectively. The decrease in interest expense is the result of a reduction of quarter-over-quarter average outstanding debt driven by profitability and by sustained working capital management. The overall reduction in interest expense was partially offset by the company incurred additional debt on March 24, 2026 to acquire Royston. The Company also recorded other expense of $0.2 million compared to other income of ($0.1) million in the three months ended March 31, 2026, and March 31, 2025, respectively, which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $1.3 million of income tax expense in the three months ended March 31, 2026, represents a consolidated effective tax rate of 37.7%. The $1.7 million of income tax expense in the three months ended March 31, 2025, represents a consolidated effective tax rate of 30.6%. The effective tax rate for the three months ended March 31, 2026, was impacted by the unfavorable tax treatment related to acquisition-related costs. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $2.1 million in the three months ended March 31, 2026, compared to net income of $3.9 million in the three months ended March 31, 2025. Non-GAAP adjusted net income was $9.6 million for the three months ended March 31, 2026, compared to adjusted net income of $6.3 million for the three months ended March 31, 2025 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in net sales, improved gross margin rate resulting from improved productivity and price optimization, partially offset by an increase in operating expense mostly resulting from an increase in sales. Diluted adjusted earnings per share of $0.28 was reported in the three months ended March 31, 2026, compared to $0.20 diluted adjusted earnings per share in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended March 31, 2026, were 33,855,000 shares compared to 30,966,000 shares in the same period last year.

NINE MONTHS ENDED MARCH 31, 2026, COMPARED TO NINE MONTHS ENDED MARCH 31, 2025

Display Solutions Segment	Nine Months Ended
	March 31,
(In thousands)	2026	2025

Net Sales	$259,012	$242,696
Gross Profit	$48,820	$43,308
Operating Income	$22,562	$20,344

Display Solutions net sales of $259.0 million increased 7% from same period in fiscal 2025. Net sales within the Display Solution segment have returned to its normal seasonal sales levels, driven in part by the third quarter growth resulting from strong demand levels across a broad base of customers in both the grocery and refueling/c-store verticals. Year-to-date net sales in the Display Solutions segment also reflects Royston net sales of $6.6 million for the 6-day stub period. Royston was acquired on March 24, 2026.

Gross profit of $48.8 million in the nine months ended March 31, 2026, increased 13% from the same period of fiscal 2025. Gross profit as a percentage of net sales in the nine months ended March 31, 2026, increased 100 basis points. The strong demand in grocery and refueling/c-store verticals coupled with increased productivity and price optimization contributed to the year-over-year leveraged growth in gross margin.

Operating expenses of $26.2 million in the nine months ended March 31, 2026, increased 14% from the same period of fiscal 2025, primarily driven by the acquisition costs and related operating costs related to the Royston acquisition, and by continued investment in commercial initiatives to drive growth.

Operating income of $22.6 million in the nine months ended March 31, 2026, increased 11% from the same period of fiscal 2025. The increase in operating income driven by the net effect of an increase in net sales, improved gross margin as a percentage of sales, partially offset by an increase in operating expenses.

Lighting Segment	Nine Months Ended
	March 31,
(In thousands)	2026	2025

Net Sales	$195,764	$175,614
Gross Profit	$67,127	$58,042
Operating Income	$23,034	$18,885

Lighting Segment net sales of $195.8 million in the nine months ended March 31, 2026, increased 12% compared to net sales of $175.6 million in the same period in fiscal 2025. The increase in net sales is the result of the Company’s investment in commercial initiatives to drive growth which continues to deliver above market net sales growth despite overall market headwinds.

Gross profit of $67.1 million in the nine months ended March 31, 2026, increased 16% from the same period of fiscal 2025. Gross profit as a percentage of sales improved 120 basis points as a result of pricing actions taken in response to shifts in material input costs.

Operating expenses of $44.1 million in the nine months ended March 31, 2026, increased 16% from the same period of fiscal 2025, driven mostly by higher commission expense from higher sales along with a continued investment in sales initiatives to generate sales growth.

Lighting Segment operating income of $23.0 million for the nine months ended March 31, 2026, increased 22% from operating income of $18.9 million in the same period of fiscal 2025. The increase in operating income is primarily driven by the net effect of an increase in net sales, a 120-basis point improvement in gross margin, partially offset by an increase in operating expenses.

Corporate and Eliminations	Nine Months Ended
	March 31,
(In thousands)	2026	2025

Gross Profit (Loss)	$3	$1
Operating (Loss)	$(21,683)	$(15,404)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $21.7 million in the nine months ended March 31, 2026, increased from $15.4 from the same period of fiscal 2025. The increase in expense is primarily the result of acquisition-related costs of $5.9 million and also by a small increase in an investment in commercial initiatives to support the growth of the Company.

Consolidated Results

The Company reported $1.8 million and $2.3 million of net interest expense in the nine months ended March 31, 2026, and March 31, 2025, respectively. The decrease in interest expense is the result of a reduction of year-over-year average outstanding debt driven by profitability and by sustained working capital management. The overall reduction in interest expense was partially offset by the company incurred additional debt on March 24, 2026 to acquire Royston. The Company also recorded other expense of $0.7 million and $0.3 million in the nine months ended March 31, 2026, and March 31, 2025, respectively, both of which are related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $5.7 million of income tax expense in the nine months ended March 31, 2026, represents a consolidated effective tax rate of 26.8%. The $5.0 million of income tax expense in the nine months ended March 31, 2025, represents a consolidated effective tax rate of 23.7%. The effective tax rate for the three months ended March 31, 2026, was impacted by the unfavorable tax treatment related to acquisition-related costs. Impacting the effective tax rate of both reported periods was the favorable tax treatment of the Company’s long-term performance-based compensation.

The Company reported net income of $15.7 million in the nine months ended March 31, 2026, compared to net income of $16.2 million in the nine months ended March 31, 2025. Non-GAAP adjusted net income was $27.8 million for the nine months ended March 31, 2026, compared to adjusted net income of $22.3 million for the nine months ended March 31, 2025 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the net result of an increase in net sales, improved gross margin rate resulting from improved productivity and price optimization, partially offset by an increase in operating expense mainly resulting from an increase in sales. Diluted adjusted earnings per share of $0.86 was reported in the nine months ended March 31, 2026, compared to $0.72 diluted adjusted earnings per share in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the nine months ended March 31, 2026, were 32,387,000 shares compared to 30,790,000 shares in the same period last year.

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

At March 31, 2026, the Company had working capital of $90.9 million compared to $96.8 million at June 30, 2025. The ratio of current assets to current liabilities was 1.5 to 1 as of March 31, 2026, and 2.0 as of June 30, 2025. The acquisition of Royston in the third quarter of fiscal 2026 accounted for an additional $47.7 million of net working capital and also added $58 million in short-term debt. When the impact of the acquisition of Royston is removed from the year-over-year comparison, net working capital increased $4.4 million to $101.2 million. The net increase in working capital excluding Royston is the result of a $6.2 million decrease in net accounts receivable more than offset by a $4.3 million increase in inventory, a $2.3 million increase in other current assets and a $2.9 million decrease in current liabilities.

Net accounts receivable was $135.8 million and $104.3 million at March 31, 2026, and June 30, 2025, respectively. The acquisition of Royston accounted for $37.6 million of the year-over-year change. DSO increased to 63 days at March 31, 2026, excluding the impact of Royston, from 57 days at June 30, 2025.

Net inventories of $116.6 million at March 31, 2026, increased $36.8 million from $79.8 million at June 30, 2025. The acquisition of Royston accounted for $32.5 million of the increase in net inventory. When the impact of the Royston acquisition is removed from the period-over-period change in net inventory, net inventory increased $4.3 million. The increase in the Lighting Segment net inventory accounted for all of the increase in total net inventory.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. The Company has a $200 million term loan and a $150 million revolving line of credit. Both credit facilities commenced in the third quarter of fiscal 2026 to accommodate the acquisition of Royston. Both credit facilities expire in the third quarter of fiscal 2031. As of March 31, 2026, $89 million of the credit line was available. The Company is in compliance with all of its loan covenants as of March 31, 2026. The $350 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the remainder of fiscal 2026.

The Company generated $32.6 million of cash from operating activities in the nine months ended March 31, 2026, compared to $28.6 million of cash generated from operating activities in the same period in fiscal 2025. The Company continues to effectively manage its working capital while generating increasing cash flow from earnings in both fiscal years, resulting in strong cash flow from operations.

The Company invested $3.2 million and $2.5 million of cash related to purchases of property, plant and equipment in the nine months ended March 31, 2026, and March 31, 2025, respectively. The Company continues to invest in equipment and tooling to support sales growth. In the third quarter of FY 2026 the Company acquired Royston for $336.8 million net of cash received.

The Company had a net source of cash of $309.3 million and a net use of cash of $3.2 million related to financing activities in the nine months ended March 31, 2026, and March 31, 2025, respectively. The acquisition of Royston accounted for $238.7 million of the source of cash through the debt refinancing from the Company’s credit facility. In addition, the Company raised $98.1 million of net proceeds from the sale of common stock in a public equity offering in February of 2026. Both the debt financing along with the public equity offering served as the source of funds to acquire Royston. Not including the cost to acquire Royston, the Company continues to generate positive cash flow from its operations in order to pay down its debt and fund its dividend payments to shareholders.

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

Cash Dividends

In April 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable May 12, 2026, to shareholders of record as of May 4, 2026. The indicated annual cash dividend rate for fiscal 2026 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Board of Directors has determined to hold the 2026 annual meeting of shareholders (the “2026 Annual Meeting”) on December 8, 2026. The time, location and details of the 2026 Annual Meeting will be specified in our 2026 proxy statement. Because the date of the 2026 Annual Meeting has been changed by more than 30 days since the first anniversary of our 2025 Annual Meeting held on November 4, 2025, the Board has set a new deadline for the receipt of any shareholder proposals submitted for the 2026 Annual Meeting.

If a shareholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than June 29, 2026. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to shareholder proposals, in particular Rule 14a-8 under the Exchange Act. Shareholders who wish to raise a proposal for consideration at the 2026 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than August 10, 2026. If a shareholder fails to provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the advance notice provisions of our bylaws, shareholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In any case, proposals should be sent to LSI Industries Inc., 10000 Alliance Road, Cincinnati, Ohio 45242, Attention: Corporate Secretary.

ITEM 6.  EXHIBITS

Exhibits:

2.1

Agreement and Plan of Merger dated February 20, 2026 by and among LSI Industries Inc., SRR Holdings, Inc. and Rhino Acquisition Company, Inc. (incorporated by reference from LSI’s Form 8-K filed on February 25, 2026)

10.1

Credit Agreement by and among LSI Industries Inc., the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, and PNC Capital Markets LLC dated March 24, 2026 (incorporated by reference from LSI’s Form 8-K filed on March 24, 2026)

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon its request.

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
May 8, 2026