Form 10-K
period 2026-06-30
LSI INDUSTRIES INC
filed 2026-09-03
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2026

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

As of December 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $570,002,673 based upon a closing sale price of $18.32 per share as reported on The NASDAQ Global Select Market.

At August 28, 2026 there were 37,261,336 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders to be held on November 24, 2026, are incorporated by reference in Part III, as specified.

LSI INDUSTRIES INC.
2026 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of American-made fixtures and services for both indoor and outdoor applications satisfying the specific performance requirements of our customers. Retail display solutions consist of multiple custom products and services which enhance our customer’s brand image and improve the consumer  shopping experience. We offer customers in target vertical markets a package solution set of both lighting and display solutions, providing value for the customer by working with one solutions partner to manage their regional and national location programs, versus multiple suppliers.

Our business is organized as follows: the Lighting Segment, which represented 38 % of our fiscal 2026 net sales and the Display Solutions Segment, which represented 62 % of our fiscal 2026 net sales. See Note 5 of Notes to Consolidated Financial Statements of this Form 10-K for additional information on business segments. Net sales by segment are as follows (in thousands):

	2026	2025	2024
Lighting Segment	$266,223	$248,357	$262,413
Display Solutions Segment	423,174	325,020	207,225
Total Net Sales	$689,397	$573,377	$469,638

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

Display Solutions Segment

We recently acquired Royston Group (Royston), an Atlanta-based leader in identity and equipment solutions for retail environments in the third quarter of fiscal 2026.  Royston is a vertically integrated provider of custom store fixtures, interior and exterior signage, and refrigerated and heated display cases. In the third quarter of fiscal 2025, we acquired Canada’s Best Holdings (CBH), an Ontario Canada-based company which is a leading provider of retail fixtures and custom store design solutions for grocery, quick service restaurant, c-store, banking, and specialty retail industries. We also acquired EMI Industries, LLC (EMI) in the fourth quarter of fiscal 2024. EMI is a metal and millwork manufacturer of standard and customized fixtures, displays, and food equipment for the convenience store, grocery, and restaurant industries. Due to the similarity and complementary nature of the products manufactured by Royston, EMI and CBH with our other current product offerings, we consolidated these companies with our Display Solutions Segment. In addition to the products manufactured by Royston, EMI and CBH, the Display Solutions Segment also manufactures, sells and installs exterior and interior visual image and display elements, including printed graphics, structural graphics, digital signage, digital menu board systems, refrigerated displays, and custom display elements. The major products and services offered by our Display Solutions Segment include signage and canopy graphics, pump dispenser graphics, building fascia graphics, decals, interior signage and marketing graphics, aisle markers, wall mural graphics, and refrigerated food and beverage displays, check-out counters, and an array of merchandising displays and cabinetry specific to the needs of our customers. We also provide a variety of project management services to complement our display elements, such as installation management, site surveys, permitting, and content management which are offered to our customers to support our digital signage. Our professional services group manages and executes the implementation of large rollout programs, which can include hundreds to thousands of individual customer sites. We work with our customers and design firms to establish and implement cost-effective corporate visual image programs to advance our customers’ brands and to improve the consumer experience. Increasingly, we have become the primary supplier of exterior and interior visual image and display elements for our customers.

Sales, Customers and Marketing

The products and services we offer are sold primarily throughout the United States, but also in Canada, Mexico, Latin America, and the Caribbean (approximately 7% of consolidated net sales are outside the United States). Our lighting product sales originate from two primary revenue streams. The first revenue stream is from project-based business, quoting and receiving orders as a preferred vendor for product sales to multiple end-users, including customer-owned as well as franchised and licensed dealer operations. The second revenue stream is from selling standard products to stocking distributors, who subsequently provide products to electrical contractors and end users for a variety of lighting applications. Our lighting products are primarily sold through manufacturer’s sales representatives and to a lesser degree directly through our own sales force. Our display solution elements and related services, which in many instances are program-driven, are sold primarily through our direct sales force. These programs often  represent multiple sites over a period of time. These customers are usually established and have a long-term relationship with LSI. These products and services are sold directly to the customer or a brand marketer acting as an intermediary.

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

Manufacturing and Distribution

We currently operate out of twenty three manufacturing facilities located within North America.

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

Research and Development:

We invest in the development of new products and solutions as well as the enhancement of existing product offerings to meet the needs of our customers. Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. Research and development costs related to both product and software development totaled $3.1 million, $3.3 million and $3.5 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

Environmental Regulations

We are subject to a variety of federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions could result in fines and other liabilities to the governments or third parties.

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

We invest in programs and processes that develop our employees’ capabilities to ensure that we have the talent we need to execute our strategic business plans. Our performance management program ensures that all leaders have clear priorities, and that their performance relative to these priorities is linked to their compensation. We believe our management team has the experience necessary to effectively execute our strategy. Our business leaders have significant experience and are supported by an experienced and talented management team. For discussion of the risks related to attracting and retention of management and executive employees, refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K.

We have approximately 3,000 full-time and part-time employees and approximately 175 agency employees as of June 30, 2026. We offer a comprehensive compensation and benefits program to our employees, including competitive wages, medical and dental insurance, and a 401(k) retirement savings plan.

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

The Company has a concentration of sales in the refueling and convenience store and grocery markets. Sales to the refueling and convenience store market are dependent upon the general conditions prevailing in and the profitability of the Petroleum industry and general market conditions. The refueling and convenience store market can be subject to reactions by the petroleum industry due to world political events, to the price and supply of oil, and to a decline in demand resulting from an economic recession, or other factors. Major disruptions in the petroleum industry generally result in a curtailment of retail marketing efforts, including expansion and refurbishing of retail outlets by the petroleum industry, which could adversely affect our business. The operating environment for the grocery market continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, market consolidation, intense competition, and entry of non-traditional competitors. The changing operating environment along with changes in consumer  behaviors within the grocery market could have an adverse impact on the purchasing decisions by one or more of our larger customers in this market. In addition, actions by our competitors, our customers’ financial constraints, and industry factors or otherwise, could have an adverse effect on our business in either of these markets.

The Company may pursue future growth through strategic acquisitions and investments, which may not yield anticipated benefits

The Company has grown and strengthened its business through strategic acquisitions, most recently with the closing of our acquisition of Royston in March of 2026, and will continue to do so as opportunities arise in the future in order to meet the Company’s growth objectives. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversions of resources and management’s attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets, which in turn could result in the impairment of the acquired company’s goodwill and related assets. In addition, such investment transactions may limit the Company’s ability to invest in other activities, which could be more profitable or advantageous.

If we do not develop the appropriate new products or if customers do not accept new products, we could experience a loss of competitive position which could adversely affect future revenues.

The Company is committed to product innovation on a timely basis to meet customer demands. Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues. Products or technologies developed by others may render the Company’s products or technologies obsolete or non-competitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s operating results and competitive position within the industry. More specifically, the development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. Rapidly changing product technologies could adversely impact operating results due to potential technological obsolescence of certain inventories or increased warranty expense related to newly developed lighting and refrigeration  technologies.  We may experience design, manufacturing, marketing, or other difficulties, such as inability to attract a sufficient number of experienced engineers which could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position. In addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

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

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, petroleum based resins, condensing units, and digital screens. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company’s strategic sourcing plans include mitigating supply chain risk by utilizing multiple suppliers for a commodity to avoid significant dependence on any single supplier. Although an interruption of these supplies and components could disrupt our operations, we believe generally that alternative sources of supply exist and could be readily arranged. With regard to price fluctuations of our raw material and component purchases, the price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. Significant tariffs or increases in the price of these raw materials and components could further increase the Company’s operating costs and materially adversely affect margins. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arrange stocking agreements to mitigate risk of supply and price increases. The Company can also be impacted by shortages and the availability of transportation of our products to our customers, in addition to rising fuel prices. The Company’s Lighting Segment has implemented price increases with customers to offset raw material price increases, rising transportation costs, and to mitigate the impact of trade tariffs. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices and transportation costs, for each program as it begins with further price increases throughout the life of the program when warranted. Although the Company attempts to pass along increased costs in the form of price increases to its customers, the Company may be unsuccessful in doing so for competitive reasons. Even when price increases are successful, the timing of such price increases may lag behind the incurrence of higher costs.

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

We could be targeted by malicious cyber activity. Any failure to identify address or prevent malicious cyber activity could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. We have significantly enhanced and will continue to improve our cybersecurity controls in order to minimize the likelihood or impact of a malicious cyberactivity.

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

We face the potential harm of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.

Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.

Artificial intelligence presents risks and challenges that can impact our business

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We work with vendors that incorporate artificial intelligence tools into their offerings and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.

RISKS RELATED TO ROYSTON GROUP ACQUISITION

We may not be able to successfully integrate Royston Group into our operations, including our financial reporting processes, which could adversely affect our business, results of operations, and financial condition

Our acquisition of Royston Group in March 2026 may fail to generate a financial return or realize anticipated sufficient to offset acquisition costs. Integrating Royston Group into the Company involves substantial risks, including, among others: integrating financial reporting processes, policies, and internal controls; implementing consistent accounting policies and reporting timelines; integrating information technology systems; retaining key personnel; and coordinating governance, compliance, and risk management across jurisdictions. Integration activities are complex and may require significant management attention and additional costs. If we are unable to integrate Royston Group effectively or within anticipated timeframes, our results of operations, cash flows, and ability to timely produce accurate financial statements could be adversely affected.

The Company has incurred and will continue to incur significant transaction and integration costs in connection with the acquisition of Royston Group

The Company has incurred a number of non-recurring costs associated with integrating the operations of Royston Group, as well as transaction fees and other costs related to the acquisition of Royston Group. These costs and expenses include fees paid to financial, legal and accounting advisors, and other related charges.

The Company will continue to incur integration costs as there are a large number of processes, policies, procedures, operations, technologies, facilities and systems that must be integrated. Although the Company expects that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, acquisition-related and integration costs over time, any net benefit may not be achieved in the near term or at all. While the Company assumed that certain expenses would be incurred in connection with the acquisition of Royston Group, there are many factors beyond the Company’s control that could affect the total amount or the timing of the integration and implementation expenses.

The Company may not have discovered undisclosed liabilities of Royston Group, if any

In the course of the due diligence review of Royston Group that the Company conducted prior to the acquisition of Royston Group, the Company may have been unable to quantify undisclosed liabilities of Royston Group and its subsidiaries, if any, and the Company will not be indemnified for any of these liabilities. If Royston Group has undisclosed liabilities, the Company, as a successor owner, will be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business, results of operations, financial condition and cash flows of the Company.

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

Tariffs implemented on our component parts and certain finished good inventory will increase the cost of our products manufactured at our plants in the U.S. and Canada. Some of our purchased components are sourced from or manufactured in foreign countries. Import tariffs will result in increased prices for imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our foreign supply chain. Either of these could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold which in turn could adversely impact our business, financial condition, and results of operations.

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

Customer, investor and employee expectations relating to ESG have been rapidly evolving. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

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

RISKS RELATED TO FINANCIAL MATTERS

The Company incurred substantial indebtedness in connection with the acquisition of Royston Group

The Company incurred substantial indebtedness in connection with the acquisition of Royston Group. As of the closing of the acquisition, on a consolidated basis, the Company had approximately $267.5 million in gross indebtedness outstanding under the Company’s Credit Facility.

The Company’s debt level could have important consequences, including:

●	making it more difficult for the Company to satisfy its obligations with respect to its debt;

●

requiring the Company to dedicate a substantial portion of its cash flow from operations to the payment of interest and the repayment of the Company’s indebtedness, thereby reducing funds available to it for other purposes;

●

limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends, if and when declared by the board of directors;

●	increasing the Company’s vulnerability to general adverse economic and industry conditions;

●	restricting the Company from making strategic acquisitions, engaging in development activities or exploiting business opportunities;

●	exposing the Company to the risk of increased interest rates as certain of the Company’s borrowings are and may in the future be at variable rates of interest;

●	limiting the Company’s flexibility in planning for and reacting to changes in its industry; and

While the Company plans to reduce its debt level over the next few years, any actions in furtherance of this goal may vary and evolve and there can be no assurance the Company will be successful.

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

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include judgments in decision making that may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2026 that remain unresolved.

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

Item 2. Properties

Description		Size	Location	Status

1a)	Corporate Headquarters and Lighting and Display Solutions manufacturing	243,000 sq. ft. (includes 66,000 sq. ft of office space)	Cincinnati, OH	Owned

1b)	Lighting manufacturing	122,000 sq. ft.	Cincinnati, OH	Owned

2)	Lighting office and manufacturing	96,000 sq. ft. (includes 5,000 sq. ft. of office space)	Independence, KY	Owned

3)	Display Solutions office and manufacturing	183,000 sq. ft. (includes 34,000 sq. ft. of office space)	Houston, TX	Leased

4)	Display Solutions office	10,000 sq. ft.	Uniontown, OH	Leased

5a)	Lighting office and manufacturing	57,000 sq. ft. (includes 5,000 sq. ft. of office space)	Columbus, OH	Owned

5b)	Lighting office and manufacturing	56,500 sq. ft. (includes 9,000 sq. ft. of office space)	Columbus, OH	Leased

6)	Lighting office and manufacturing	336,000 sq. ft. (includes 60,000 sq. ft. of office space)	Burlington, NC	Leased

7)	Display Solutions office and manufacturing	77,000 sq. ft. (includes 8,000 sq. ft. of office space	Milo, ME	Owned

8)	Display Solutions office and manufacturing	106,000sq. ft. (includes 4,000 sq. ft. of office space)	Bangor, ME	Leased

9)	Display Solutions manufacturing	77,000 sq. ft.	Collingwood, ON	Leased

10)	Display Solutions manufacturing	68,000 sq. ft.	Payson, UT	Leased

11)	Display Solutions office and manufacturing	124,000 sq. ft.	Tampa, FL	Leased

12)	Display Solutions manufacturing	61,000 sq. ft.	Arlington, TX	Leased

13)	Display Solutions office and manufacturing	110,000 sq. ft. (includes 4,000 sq. ft. of office space)	Cranston, RI	Leased

14)	Display Solutions manufacturing	37,000 sq. ft.	Boonton, NJ	Leased

15)	Display Solutions manufacturing	62,000 sq. ft.	Alpharetta, GA	Leased

16)	Display Solutions warehouse	5,400 sq. ft.	Queretaro, Mexico	Leased

17a)	Display Solutions manufacturing	47,500 sq. ft. (includes 1,050 sq. ft. of office space)	Ontario, Canada	Leased

17b)	Display Solutions manufacturing and	57,500 sq. ft.	Ontario, Canada	Leased
distribution warehouse

17c)	Distribution warehouse	12,000 sq. ft.	Ontario, Canada	Leased

18)	Distribution warehouse	12,000 sq. ft.	Alberta, Canada	Leased

19)	Distribution warehouse	257,300 sq. ft.	Pendergrass, GA	Leased

20)	Display Solutions manufacturing	96,400 sq. ft.	Bell Garden, CA	Leased

21)	Display Solutions manufacturing	69,400 sq. ft. (includes 4,300 sq. ft. of office space)	Jacksboro, TN	Leased

22)	Display Solutions manufacturing	396,000 sq. ft.	Jasper, GA	Leased

23)	Display Solutions manufacturing	228,500 sq. ft. (includes 7,000 sq. ft. of office space)	Royston, GA	Leased

24)	Display Solutions manufacturing	97,700 sq. ft.	Bessemer, AL	Leased

25)	Office space	1,600 sq. ft.	Atlanta, GA	Leased

26)	Office space	600 sq. ft.	Manitowoc, WI	Leased

Note: Some properties are close in proximity and therefore are grouped together in this schedule

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 16  – Contingencies of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSI’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “LYTS.” At August 14, 2026, there were approximately 472 registered holders of record of our common stock.

The Company’s Board of Directors has adopted a dividend policy which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant by the Board of Directors. The Company has paid annual cash dividends beginning in fiscal 1987 through fiscal 1994, and quarterly cash dividends since fiscal 1995. The Company’s indicated annual rate for payment of a cash dividend at the end of fiscal 2026 was $0.20 per share.

On April 28, 2022, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $15 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors, including the ongoing assessment of the Company’s capital needs, the market price of the Company’s common stock, general market conditions and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any shares in the fiscal year ended June 30, 2026.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The Company’s $150 million revolving line of credit and $200 million term loan is subject to interest rate fluctuations. Additionally, the Company expects to generate cash from its operations that will subsequently be used to pay down as much of the debt (if any is outstanding) as possible or invest cash in short-term investments (if no debt is outstanding), while still funding the growth of the Company.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components such as steel, aluminum, aluminum castings, fabrications, LEDs, power supplies, powder paint, steel tubing, wire harnesses, acrylic, silicon and glass lenses, inks, various graphics substrates such as Aluminum Composite Material (ACM), Expanded PVC sheet (EPVC), vinyl film, styrene, foamboards, wood and wood laminates, condensing units, and digital screens. The price risk for materials the Company purchases is related to price increases in commodity items that affect all users of the materials, including the Company’s competitors. For the fiscal year ended June 30, 2026, the purchased material component of cost of goods sold subject to price risk was approximately $313.1 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek and qualify new suppliers, negotiate with existing suppliers, and arrange stocking agreements to mitigate risk of supply and price increases. The Company’s Lighting Segment has historically implemented price increases with customers to offset raw material price increases. The Company’s Display Solutions Segment generally establishes new sales prices, reflective of the then current raw material prices, for each program as it begins with further price increases throughout the life of the program when warranted.

Foreign Currency Translation Risk

The Company has some foreign currency risk with respect to its Mexican and Canadian subsidiaries. The sales transacted by these subsidiaries in pesos and Canadian dollars combined represents approximately 7% of the Company’s fiscal 2026 consolidated net sales. All other business conducted by the Company is in U.S. dollars.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S GAAP, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, statement of shareholders’ equity, and cash flows for each of the periods presented in this report.

The Company acquired Royston Group (“Royston”) on March 24, 2026. Management excluded Royston from its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2026. Including goodwill and acquired intangible assets, Royston represented 50% of the Company’s total consolidated assets as of June 30, 2026, and 11% of the Company’s total consolidated sales for the fiscal year ended June 30, 2026.

Management's Report on Internal Control over Financial Reporting appearing on page 37 of this report is incorporated by reference in this Item 9A.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report On Internal Control Over Financial Reporting on page 37.

ITEM 9B. OTHER INFORMATION

During the three months ended  June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

The Board of Directors has determined to hold the 2026 annual meeting of shareholders (the “2026 Annual Meeting”) on  November 24, 2026. The time, location and details of the 2026 Annual Meeting will be specified in our 2026 proxy statement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers may be found under the captions “Nominees for Board of Directors” and “Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 24, 2026 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board” in the Proxy Statement. That information is incorporated herein by reference. Information about our trading policies and procedures can be found under the caption “Long-Term Incentive Plan” in the proxy statement. That information is incorporated herein by reference.

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

I TEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements appear as part of Item 8 of this Form 10-K.

(2)	Exhibits – Exhibits set forth below are either on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto, or are filed with this Form 10-K.

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger dated February 20, 2026 by and among LSI Industries Inc., SRR Holdings, Inc. and Rhino Acquisition Company, Inc. (incorporated by reference to Exhibit 2.1 to LSI's Form 8-K filed on February 25, 2026). ++

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

10.1

Credit Agreement by and among LSI Industries Inc., the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, and PNC Capital Markets LLC dated March 24, 2026 (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on March 24, 2026).

10.2*	Amended and Restated 2019 Omnibus Award Plan

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 23, 2016)

10.4*	LSI Industries Inc. Nonqualified Deferred Compensation Plan (Amended and Restated as of January 24, 2024) (incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on May 6, 2024).

10.5*	Employment Agreement between LSI and James A. Clark (incorporated by reference to Exhibit 10.1 to LSI’s 8-K filed on October 17, 2018).

10.6*	Employment Offer Letter between LSI and James E. Galeese (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on June 13, 2017).

10.7*	Employment Offer Letter between LSI and Thomas A. Caneris (incorporated by reference to Exhibit 10.1 to LSI’s Form 8-K filed on August 5, 2019).

10.8*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to LSI’s Form 10-Q filed on January 29, 2021).

10.9*	Form of Supplemental Benefits Agreement (incorporated by reference to Exhibit 10.2 to LSI’s Form 10-Q filed on January 29, 2021).

10.10*	Form of 2019 Omnibus Award Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on November 5, 2020).

10.11*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to LSI’s Form 10-Q filed on February 4, 2022).

10.12*	Form of 2019 Omnibus Award Plan Performance Stock Unit Award Agreement++ (incorporated by reference to Exhibit 10.4 to LSI’s Form 10-Q filed on February 4, 2022).

10.13*	LSI Industries Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to LSI’s Proxy Statement on Schedule 14A filed on September 15, 2021).

10.14*	LSI Industries Inc. Non-Employee Director Deferred Compensation Program Amended & Restated as of June 17, 2026

10.15*	Fiscal Year 2026 Long-Term Incentive Plan (LTIP)++ (incorporated by reference to Exhibit 10.1 to LSI's Form 10-Q filed on November 7, 2025

10.16*	Fiscal Year 2025 Long-Term Incentive Plan (LTIP) ++ (Incorporated by reference to Exhibit 10.1 of LSI’s Form 10-Q filed on November 8, 2024)

10.17*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement - Form for Non-Employee Directors.

10.18*	Form of 2019 Omnibus Award Plan Restricted Stock Unit Award Agreement - Form for Non-Employee Directors Making Deferral Elections.

14	Code of Business Conduct

19	Insider Trading Policy and Anti-Hedging and Pledging Policy (incorporated by reference to Exhibit 19 to LSI’s Form 10-Q filed on February 7, 2025).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24	Power of Attorney (included as part of signature page)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

97.1	Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to LSI's Form 10-K filed on September 11, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

LSI INDUSTRIES INC.

September 3, 2026	BY:	/s/ James A. Clark
Date		James A. Clark
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

Signature	Title

/s/ James A. Clark	Chief Executive Officer and President
James A. Clark	(Principal Executive Officer)
Date: September 3, 2026

/s/ James E. Galeese	Executive Vice President, and Chief Financial Officer
James E. Galeese	(Principal Financial Officer and Principal Accounting Officer)
Date: September 3, 2026

/s/ Robert P. Beech	Director
Robert P. Beech
Date: September 3, 2026

/s/ Ronald D. Brown	Director
Ronald D. Brown
Date: September 3, 2026

/s/ Amy L. Hanson	Director
Amy L. Hanson
Date: September 3, 2026

/s/ Ernest W. Marshall, Jr.	Director
Ernest W. Marshall, Jr.
Date: September 3, 2026

/s/ Chantel E. Lenard	Director
Chantel E. Lenard
Date: September 3, 2026

/s/ Wilfred T. O’Gara	Director
Wilfred T. O’Gara
Date: September 3, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of the Company’s operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2026, compared to the year ended June 30, 2025, and for the year ended June 30, 2025, compared to June 30, 2024.

Overview

LSI Industries Inc. (LSI) is a leading producer of non-residential lighting and retail display solutions. Non-residential lighting consists of American-made fixtures and services for both indoor and outdoor applications satisfying the specific performance requirements of our customers. Retail display solutions consist of multiple custom products and services which enhance our customer’s brand image and improve the consumer  shopping experience. We offer customers in target vertical markets a package solution set of both lighting and display solutions, providing value for the customer by working with one partner to manage their regional and national location programs, versus multiple suppliers.

Summary of Consolidated Results

Net Sales by Business Segment

(In thousands)	2026	2025	2024

Lighting Segment	$266,223	$248,357	$262,413
Display Solutions Segment	423,174	325,020	207,225
Total Net Sales	$689,397	$573,377	$469,638

Operating Income (Loss) by Business Segment

(In thousands)	2026	2025	2024

Lighting Segment	$32,728	$30,253	$33,327
Display Solutions Segment	31,828	26,353	19,969
Corporate and Eliminations	(26,153)	(20,837)	(17,779)
Total Operating Income	$38,403	$35,769	$35,517

Fiscal 2026 net sales of $689.4 million increased 20% compared to fiscal 2025 net sales of $573.4 million. The increase in net sales was attributed to a $98.2 million or 30% increase in net sales of the Display Solutions Segment and a $17.9 million or 7% increase in net sales of the Lighting Segment. The Display Solutions Segment generated organic growth of 18% driven by increased sales across several product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisition of Royston contributed an additional $73.5 million of the year-over-year sales growth of the Display Solutions Segment. The increase in sales in the Lighting Segment is attributed to increased penetration of national accounts, together with improved demand for outdoor area lighting.

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

Fiscal 2026 operating income of $38.4 million represents a 7% increase from fiscal 2025 operating income of $35.8 million. Fiscal 2026 adjusted operating income, a Non-GAAP financial measure, was $61.8 million compared to adjusted fiscal 2025 operating income of $48.4 million. The 28% increase in adjusted operating income was the result of an increase in sales along with sustained operational discipline and a favorable margin contribution from the Royston acquisition. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures.

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

This report includes adjustments to GAAP operating income, net income, and earnings per share for the fiscal years 2026,  2025, and 2024. Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, and restructuring and severance costs, are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. This report includes additional non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, Free Cash Flow, and organic sales growth.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.  Below is a reconciliation of these non-GAAP measures to net income and earnings per share reported for the periods indicated along with the calculation of EBITDA, Adjusted EBITDA, Free Cash Flow, Net Debt to Adjusted EBITDA, and organic sales growth.

Non-GAAP Financial Measures

Reconciliation of net income to adjusted net income:

(In thousands, except per share data)	2026			2025			2024
			Diluted			Diluted			Diluted
			EPS			EPS			EPS

Net income as reported	$22,579		$0.67	$24,383		$0.79	$24,977		$0.83

Long-term performance based compensation	3,458	(1)	$0.10	3,951	(6)	$0.13	3,272	(12)	$0.11

Consulting expense: commercial growth opportunities	-		-	62	(7)	-	-		-

Acquisition costs	8,340	(2)	$0.25	838	(8)	$0.03	735	(13)	$0.02

Lease expense on the step-up basis of acquired leases	508	(3)	$0.02	285	(9)	$0.01	-		-

Restructuring/severance costs	63	(4)	$-	240	(10)	$0.01	396	(14)	$0.01

Amortization expense of acquired intangible assets	7,220	(5)	$0.21	4,745	(11)	$0.16	3,671	(15)	$0.13

Foreign currency transaction gain on intercompany loan	329		$0.01	(489)		$(0.02)	-		-

Tax rate difference between reported and adjusted net income	(293)		$(0.01)	(1,132)		$(0.04)	(757)		$(0.03)

Net income adjusted	$42,204		$1.25	$32,883		$1.07	$32,294		$1.07

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

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated:

(1) $659

(2) $1,639

(3) $97

(4) $12

(5) $1,425

(6) $988

(7) $19

(8) $209

(9) $71

(10) $60

(11) $1,124

(12) $1,108

(13) $266

(14) $143

(15) $1,287

The reconciliation of reported earnings per share to adjusted earnings per share may not produce identical amounts due to rounding differences.

Reconciliation of operating income to adjusted operating income:

	2026	2025	2024
(In thousands)
Operating income as reported	$38,403	$35,769	$35,517

Long-term performance based compensation	4,117	4,939	4,380

Consulting expense: commercial growth opportunities	-	81	-

Acquisition costs	9,979	1,047	1,001

Lease expense on the step-up basis of acquired leases	605	356	-

Restructuring/severance costs	75	300	539

Amortization expense of acquired intangible assets	8,645	5,869	4,958
Adjusted operating income	$61,824	$48,361	$46,395

Reconciliation of net income to EBITDA to adjusted EBITDA:

	2026	2025	2024
(In thousands)
Net income - reported	$22,579	$24,383	$24,977
Income tax	8,895	8,655	8,122
Interest expense, net	5,928	3,129	2,156
Other expense (income)	1,001	(398)	262
Operating income as reported	$38,403	$35,769	$35,517

Depreciation and amortization	16,565	12,575	9,999

EBITDA	$54,968	$48,344	$45,516

Acquisition costs	9,979	1,047	1,001

Long-term performance based compensation	4,117	4,939	4,380

Restructuring/severance costs	75	300	539

Lease expense on the step-up basis of acquired leases	605	356	-

Consulting expense: commercial growth opportunities	-	81	-

Adjusted EBITDA	$69,744	$55,067	$51,436

Reconciliation of cash flow from operations to free cash flow:

	2026	2025	2024
(In thousands)
Cash flow from operations	$44,148	$38,118	$43,392

Capital expenditures	(5,142)	(3,465)	(5,388)

Free cash flow	$39,006	$34,653	$38,004

Net debt to adjusted EBITDA:

	June 30,	June 30,	June 30,
(In thousands)	2026	2025	2024

Debt as reported	$255,931	$48,557	$54,229
Less:
Cash and cash equivalents as reported	14,249	3,457	4,110

Net debt	$241,682	$45,100	$50,119

Adjusted EBITDA	$89,027	$55,067	$51,436

Net debt to adjusted EBITDA	2.71	0.82	0.97

Adjusted EBITDA above includes Royston adjusted EBITDA from July 1, 2025 through June 30, 2026.

Results of Operations

2026 Compared to 2025 and 2025 Compared to 2024

Display Solutions Segment
(In thousands)	2026	2025	2024

Net Sales	$423,174	$325,020	$207,225
Gross Profit	$80,625	$57,476	$44,195
Operating Income	$31,828	$26,353	$19,969

Display Solutions net sales of $423.2 million increased 30% from same period in fiscal 2025. Sales growth was driven by increased sales across several major product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisition of Royston also contributed $73.5 million of the year-over-year sales growth of the Display Solutions Segment.

Display Solutions net sales of $325.0 million in fiscal 2025 increased 57% from same period in fiscal 2024. Sales growth was driven by increased sales across all major product categories and vertical markets supported mostly by the grocery and refueling/ C-Store verticals. The Company’s acquisitions of EMI and CBH also contributed $85.3 million of the year-over-year sales growth of the Display Solutions Segment.

Gross profit of $80.6 million in fiscal 2026 increased 40% from the same period of fiscal 2025. Gross profit as a percentage of net sales increased to 19.1% from 17.7% in the same period of fiscal 2025 as a result of the impact of the acquisition of Royston and by customer mix.

Gross profit of $57.5 million in fiscal 2025 increased 30% from the same period of fiscal 2024. Gross profit as a percentage of net sales decreased to 18% from 21% in the same period of fiscal 2024 as a result of the dilutive impact of acquisitions and by customer mix.

Operating expenses of $48.8 million in fiscal 2026 increased 57% from the same period of fiscal 2025, primarily driven by the acquisitions of Royston and by continued investment in commercial initiatives to drive growth.

Operating expenses of $31.1 million in fiscal 2025 increased 29% from the same period of fiscal 2024, primarily driven by the acquisitions of EMI and CBH and by continued investment in commercial initiatives to drive growth.

Fiscal 2026 operating income of $31.8 million in fiscal 2026 increased 21% from the same period of fiscal 2025. Fiscal 2026 operating income was negatively impacted by acquisition-related charges of $6.1 million. When these acquisition-related charges are excluded from the fiscal 2026 results, operating income grew 44%. The increase in operating income was driven by increased sales and a favorable customer and product mix.

Fiscal 2025 operating income of $26.4 million in fiscal 2025 increased 32% from the same period of fiscal 2024. The increase in operating income of $6.4 million was driven by the net effect of an increase in net sales partially offset by the dilutive impact of acquisitions and by customer mix.

Lighting Segment
(In thousands)	2026	2025	2024

Net Sales	$266,223	$248,357	$262,413
Gross Profit	$92,739	$84,390	$89,026
Operating Income	$32,728	$30,253	$33,327

Lighting Segment net sales of $266.2 million in fiscal 2026 increased 7% compared to net sales of $248.4 million in the same period in fiscal 2025. The increase in sales in the Lighting Segment is attributed to increased penetration of national accounts, together with improved demand for outdoor area lighting.

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

Gross profit of $92.7 million fiscal 2026 increased 10% from the same period of fiscal 2025. The increase in gross profit is attributed to the increase in sales and also due to a higher mix of value applications along with effective pricing and cost management.

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

Operating expenses of $60.0 million in fiscal 2026 increased 10% from the same period of fiscal 2025, driven mostly by higher sales incentive expenses.

Operating expenses of $54.1 million in fiscal 2025 decreased 3% from the same period of fiscal 2024, driven mostly by lower commission expense from lower sales, and effective cost management.

Fiscal 2026 Lighting Segment operating income of $32.7 million increased 8% from operating income of $30.3 million in the same period of fiscal 2025 primarily driven by increased net sales along with effective pricing and cost management.

Fiscal 2025 Lighting Segment operating income of $30.3 million decreased 9% from operating income of $33.3 million in the same period of fiscal 2024 primarily driven by decreased net sales partially offset by an increase in a higher mix of value applications, stable pricing, and effective cost management.

Corporate and Eliminations
(In thousands)	2026	2025	2024

Gross (Loss)/Profit	$1	$4	$(53)
Operating (Loss)	$(26,153)	$(20,837)	$(17,779)

The gross (loss) relates to the intercompany profit in inventory elimination.

Operating expenses of $26.1 million in fiscal 2026 increased 26% from the same period of fiscal 2025. The increase in expense is mostly attributed to $3.9 million of acquisition-related costs and the result of an increase in investment in commercial initiatives to support the growth of the Company.

Operating expenses of $20.8 million in fiscal 2025 increased 17% from the same period of fiscal 2024. The increase in expense is the result of an increase in investment in commercial initiatives to support the growth of the Company, including the cost associated with acquisitions, and performance related compensation programs.

Consolidated Results

The Company reported $5.9 million and $3.1 million of net interest expense in fiscal 2026 and 2025, respectively. The increase in interest expense is the result of the funds borrowed to acquire Royston in the third quarter of fiscal 2026, partially offset by decreased borrowing costs. The Company also recorded other (income)/expense of $1.0 million and ($0.4) million in fiscal 2026 and 2025, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

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

The $8.9 million of income tax expense in fiscal 2026 represents a consolidated effective tax rate of 28.3%. The $8.7 million of income tax expense in fiscal 2025 represents a consolidated effective tax rate of 26.2%. The increase in the effective tax rate from fiscal 2025 to fiscal 2026 is primarily driven by non-deductible acquisition related expenses resulting from the acquisition of Royston.

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

The Company reported net income of $22.6 million in fiscal 2026, compared to net income of $24.4 million in fiscal 2025. Non-GAAP adjusted net income was $42.2 million for fiscal 2026, compared to adjusted net income of $32.9 million for fiscal 2025 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in sales and by favorable customer and product mix along with effective pricing and cost management. Diluted adjusted earnings per share of $1.25 was reported in fiscal 2026, compared to the same diluted adjusted earnings per share of $1.07 in the same period of fiscal 2025. The weighted average common shares outstanding for purposes of computing diluted earnings per share in fiscal 2026 were 33,707,000 shares compared to 30,832,000 shares in the same period last year.

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

Liquidity and Capital Resources 2026 Compared to 2025

The Company considers our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

Working capital was $146.0 million at June 30, 2026, compared to $96.8 million at June 30, 2025. The ratio of current assets to current liabilities was 2.0 to 1 as of June 30, 2026, compared to the same ratio of current assets to liabilities as of June 30, 2025. The acquisition of Royston in the third quarter of fiscal 2026 accounted for $41.1 million of the increase in net working capital. When the impact of the acquisition of Royston is removed from the year-over-year comparison, net working capital increased $8.1 million. The net increase in net working capital excluding Royston was the result of a $9.3 million increase in net accounts receivable, an increase of $4.0 million in net inventory, a $5.4 million increase in cash, and a $5.8 million increase in refundable income taxes, partially offset by a $10.8 million increase in accounts payable and accrued expenses.

Net accounts receivable were $151.2 million and $104.3 million at June 30, 2026, and June 30, 2025, respectively with Royston accounting for $37.6 million of net accounts receivable as of June 30, 2026. Net accounts receivable increased $9.3 million excluding Royston’s net accounts receivable, primarily the result of a period-over period increase in sales. Days Sales Outstanding (DSO) was 65 days as of June 30, 2026 when excluding Royston, and 57 days as June 30, 2025, when excluding CBH. We believe that our receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for credit losses are adequate.

Net inventories were $112.3 million and $79.8 million at June 30, 2026, and June 30, 2025, respectively, with Royston accounting for $28.5 million of the $112.3 million total net inventory at June 30, 2026. Net inventory increased $4.0 million excluding Royston’s net inventory. The increase of $4.0 million is the net result of a $5.3 million increase in Lighting Segment inventory and a $1.3 million decrease in Display Solutions Segment inventory, excluding Royston.

Cash generated from operations and borrowing capacity under our credit facility is our primary source of liquidity. Our credit facility consists of a $200 million term loan and $150 million secured revolving line of credit. Both facilities expire in the first quarter of fiscal 2031. As of June 30, 2026, $90 million of the revolving line of credit was available. As of June 30, 2026, we are in compliance with all of our loan covenants. We believe that our $350 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months.

The Company generated $44.1 million of cash from operating activities in fiscal 2026 compared to a generation of cash of $38.1 million in fiscal 2025. The Company continues to effectively manage its working capital while generating cash flow from earnings, resulting in strong cash flow from operations.

The Company consumed $336.6 million of cash from investing activities in fiscal 2026 compared to a consumption of cash of $28.0 million in fiscal 2025. The Company acquired Royston for $338.2 million in the third quarter of fiscal 2026 and acquired Canada’s Best Holdings in the third quarter of fiscal 2025 for $24.6 million both of which contributed significantly to the consumption of cash in both reporting periods. The Company also invested $5.1 million and $3.5 million of cash related to purchases of equipment and tooling in fiscal 2026 and 2025, respectively, to support sales growth initiatives.

The Company generated cash of $303.6 million in fiscal 2026 compared to a consumption of cash of $11.4 million in fiscal 2025 related to financing activities. While the cash generated from operating activities continues to pay down its debt, the Company borrowed funds from its line of credit and raised $98.1 million from an equity offering to acquire Royston and CBH, which impacted net debt activity over the course of the two fiscal years.

The Company has on its balance sheet financial instruments consisting primarily of cash and cash equivalents, revolving lines of credit, and long-term debt. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates.

Liquidity and Capital Resources 2025 Compared to 2024

The Company considers our level of cash on hand, borrowing capacity, current ratio and working capital levels to be our most important measures of short-term liquidity. For long-term liquidity indicators, we believe our ratio of long-term debt to equity and our historical levels of net cash flows from operating activities to be the most important measures.

Working capital was $96.8 million at June 30, 2025, compared to $83.3 million at June 30, 2024. The ratio of current assets to current liabilities was 2.0 to 1 as of June 30, 2025, compared to a ratio of 2.1 to 1 as of June 30, 2024. The acquisition of Canada’s Best Holding (CBH) in the third quarter of fiscal 2025 accounted for $9.7 million of the increase in net working capital. When the impact of the acquisition of CBH is removed from the year-over-year comparison, net working capital increased $5.4 million. The net increase in net working capital excluding CBH was mostly due to a $18.8 million increase in net accounts receivable, an increase of $4.0 million in net inventory, partially offset by a $13.6 million increase in accounts payable and accrued expenses and a $3.2 million reduction in refundable income taxes.

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

Cash Dividends

In August 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 8, 2026, to shareholders of record as of August 31, 2026. The indicated annual cash dividend rate for fiscal 2026 was $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors at its discretion based upon its evaluation of earnings, cash flow requirements, financial conditions, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

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

Warranty Reserves:

The Company offers a limited warranty that its products are free from defects in workmanship and materials.  The specific terms and conditions vary somewhat by product line, but generally cover defective products returned within one to five years, with some exceptions where the terms extend to 10 years, from the date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying estimates based upon historical claims as a percentage of sales to cover unknown claims, as well as estimating the total amount to be incurred for known warranty issues. Warranty reserves are subject to large reserve adjustments when actual warranty costs differ significantly from cost estimates due to unforeseen claim activity which exceeds historical claim activity such as product failures across several customers or over a wide geographic area. The Company also periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary, which can also cause large reserve adjustments. These adjustments may be required in the future, which could adversely affect our gross profit and results of operations. The same methodology was used for calculating warranty reserves in fiscal 2025 and fiscal 2026 which resulted in an increase in the reserves in fiscal 2026.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of LSI Industries Inc. and subsidiaries (the “Company” or “LSI”) is responsible for the preparation and accuracy of the financial statements and other information included in this report. LSI’s Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Management, including LSI’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2026, based on the criteria set forth in “the 2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company acquired Royston Group (Royston) on March 24, 2026. Management excluded Royston from its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2026. Including goodwill and acquired intangible assets, Royston represented 50% of the Company’s total consolidated assets as of June 30, 2026, and 11% of the Company’s total consolidated sales for the fiscal year ended June 30, 2026.

Based upon LSI’s evaluation, the Company’s principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of June 30, 2026. We reviewed the results of Management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm audited and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP, an independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which is presented in the financial statements.

James A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

James E. Galeese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and financial statement schedule included under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 3, 2026 expressed an unqualified opinion.

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

Acquisition of SRR Holdings, Inc.

As discussed in Note 4 to the consolidated financial statements, the Company completed an acquisition agreement wherein the Company acquired 100% ownership of SRR Holdings, Inc. ("Royston") on March 24, 2026 for total consideration of $338.2M resulting in the addition of $179.9M of intangible assets. The acquisition was accounted for as a business combination. We identified the valuation of the acquired customer relationships, tradenames and technology, which represents 100% of the acquired intangible assets, as a critical audit matter.

The principal considerations for our determination that the valuation of the acquired customer relationships, tradenames and technology is a critical audit matter is that the valuation of the acquired customer relationships, tradenames and technology was considered especially challenging and required significant auditor judgment due to the judgmental assumptions established by management in determining fair value measurements of the acquired customers relationships, tradenames, and technology, which includes prospective financial information, discount rates, and royalty rates. The Company, utilizing third-party specialists, used an income approach – excess earnings to measure the identified customer relationships and income approach – relief from royalty to measure the identified tradenames and technology. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the acquired customer relationships, tradenames and technology.

Our audit procedures related to the prospective financial information, discount rates and royalty rates for the valuation of the acquired customer relationships, tradenames and technology included the following, among others:

●	Tested the effectiveness of internal controls over the valuation of acquired intangible assets, including those over prospective financial information, discount rates and royalty rates
●	Evaluated the reasonableness of management’s prospective financial information by comparing the projections to historical results and industry trends
●	Evaluated, with the assistance of our fair value specialists, the reasonableness of the valuation methodologies, discount rates and royalty rates by:
● Testing the source information underlying the determination of the discount and royalty rates, and the mathematical accuracy of the calculations.
● Performing corroborative calculations and sensitivities and comparing those results to the royalty rates and discounts rates, respectively, selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

September 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LSI Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LSI Industries Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2026, and our report dated September 3, 2026 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of SRR Holdings, Inc. (“Royston”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 50 percent and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026. As indicated in Management’s Report on Internal Control Over Financial Reporting, Royston was acquired during fiscal year 2026. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Royston.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

September 3, 2026

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2026, 2025 and 2024

(In thousands, except per share data)

	Twelve Months Ended

	2026	2025	2024

Net Sales	$689,397	$573,377	$469,638

Cost of products and services sold	516,032	431,597	336,470

Gross profit	173,365	141,780	133,168

Selling and administrative expenses	134,962	106,011	97,651

Operating income	38,403	35,769	35,517

Interest expense	5,928	3,129	2,156

Other (income) and expense	1,001	(398)	262

Income before income taxes	31,474	33,038	33,099

Income tax expense	8,895	8,655	8,122

Net income	$22,579	$24,383	$24,977

Earnings per common share (see Note 6)
Basic	$0.69	$0.82	$0.86
Diluted	$0.67	$0.79	$0.83

Weighted average common shares outstanding
Basic	32,871	29,903	29,049
Diluted	33,707	30,832	30,068

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2026, 2025 and 2024

(In thousands)

(In thousands)
	2026	2025	2024

Net Income	$22,579	$24,383	$24,977

Foreign currency translation adjustment	(331)	627	(137)

Comprehensive Income	$22,248	$25,010	$24,840

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2026 and 2025

(In thousands, except shares)

	June 30,	June 30,
	2026	2025
ASSETS

Current assets
Cash and cash equivalents	$14,249	$3,457

Accounts receivable, less allowance for credit losses of $1,895, and $1,152, respectively	151,231	104,347

Inventories	112,291	79,818

Refundable income tax	6,331	-

Other current assets	11,783	6,544

Total current assets	295,885	194,166

Property, plant and equipment, at cost
Land	4,010	4,029
Buildings	30,871	24,575
Machinery and equipment	100,133	77,858
Construction in progress	2,094	989
	137,108	107,451
Less accumulated depreciation	(80,394)	(76,297)
Net property, plant and equipment	56,714	31,154

Goodwill	172,125	64,548

Intangible assets, net	249,183	78,258

Operating lease right-of-use assets	49,490	17,187

Deferred tax assets	-	7,302

Other long-term assets, net	6,467	3,747

Total assets	$829,864	$396,362

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS (continued)

June 30, 2026 and 2025

(In thousands, except shares)

	June 30,	June 30,
	2026	2025
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$10,000	$3,571
Accounts payable	71,998	48,526
Accrued expenses	67,921	45,252

Total current liabilities	149,919	97,349

Long-term debt	245,931	44,986

Operating lease liabilities	38,462	12,047

Other long-term liabilities	2,948	4,695

Deferred tax liabilities	27,001	3,209

Commitments and contingencies (Note 16)	4,926	3,354

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 36,972,819, and 30,054,532 shares, respectively	277,860	163,692
Treasury shares, without par value	(11,240)	(10,011)
Key executive compensation	11,240	10,011
Retained earnings	82,319	66,201
Accumulated other comprehensive income	498	829

Total shareholders' equity	360,677	230,722

Total liabilities & shareholders' equity	$829,864	$396,362

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2026, 2025 and 2024

(amounts in thousands)

							Accumulated
	Common Shares		Treasury Shares		Key Executive		Other	Total
	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income (Loss)	Equity

Balance at June 30, 2023	28,488	$148,691	(922)	$(7,166)	$7,166	$28,548	$339	$177,578

Net Income	-	-	-	-	-	24,977	-	24,977
Other comprehensive (loss)	-	-	-	-	-	-	(137)	(137)
Board stock compensation	32	450	-	-	-	-	-	450
ESPP stock awards	14	194	-	-	-	-	-	194
Restricted stock units issued, net of shares withheld for tax withholdings	324	(447)	-	-	-	-	-	(447)
Shares issued for deferred compensation	131	1,875	-	-	-	-	-	1,875
Activity of treasury shares, net	-	-	(114)	(1,729)	-	-	-	(1,729)
Deferred stock compensation	-	-	-	-	1,729	-	-	1,729
Stock-based compensation expense	-	3,814	-	-	-	-	-	3,814
Stock options exercised, net	233	1,788	-	-	-	-	-	1,788
Dividends — $0.20 per share	-	-	-	-	-	(5,737)	-	(5,737)

Balance at June 30, 2024	29,222	$156,365	(1,036)	$(8,895)	$8,895	$47,788	$202	$204,355

Net Income	-	-	-	-	-	24,383	-	24,383
Other comprehensive gain	-	-	-	-	-	-	627	627
Board stock compensation	27	450	-	-	-	-	-	450
ESPP stock awards	17	218	-	-	-	-	-	218
Restricted stock units issued, net of shares withheld for tax withholdings	534	(509)	-	-	-	-	-	(509)
Shares issued for deferred compensation	114	1,943	-	-	-	-	-	1,943
Activity of treasury shares, net	-	-	(16)	(1,116)	-	-	-	(1,116)
Deferred stock compensation	-	-	-	-	1,116	-	-	1,116
Stock-based compensation expense	-	4,164	-	-	-	-	-	4,164
Stock options exercised, net	140	1,061	-	-	-	-	-	1,061
Dividends — $0.20 per share	-	-	-	-	-	(5,970)	-	(5,970)

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$66,201	$829	$230,722

Net Income	-	-	-	-	-	22,579	-	22,579
Other comprehensive gain	-	-	-	-	-	-	(331)	(331)
Board stock compensation	19	360	-	-	-	-	-	360
ESPP stock awards	19	335	-	-	-	-	-	335
Restricted stock units issued, net of shares withheld for tax withholdings	392	178	-	-	-	-	-	178
Shares issued for deferred compensation	89	1,884	-	-	-	-	-	1,884
Activity of treasury shares, net	-	-	(31)	(1,229)	-	-	-	(1,229)
Deferred stock compensation	-	-	-	-	1,229	-	-	1,229
Equity raise shares	5,290	98,109	-	-	-	-	-	98,109
Shares used for business acquisition	227	5,000	-	-	-	-	-	5,000
Stock-based compensation expense	-	3,946	-	-	-	-	-	3,946
Stock options exercised, net	882	4,356	-	-	-	-	-	4,356
Dividends — $0.20 per share	-	-	-	-	-	(6,461)	-	(6,461)

Balance at June 30, 2026	36,972	$277,860	(1,083)	$(11,240)	$11,240	$82,319	$498	$360,677

The accompanying notes are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2026, 2025 and 2024

(In thousands)

	2026	2025	2024
Cash Flows from Operating Activities
Net income	$22,579	$24,383	$24,977
Non-cash items included in net income
Depreciation and amortization	16,565	12,575	9,999
Deferred income taxes	5,902	(2,362)	(1,606)
Deferred compensation plan	1,884	1,943	1,875
Stock compensation expense	3,946	4,164	3,814
ESPP discount	335	218	194
Issuance of common shares as compensation	360	450	450
Loss on disposition of fixed assets	102	204	306
Allowance for credit losses	(7)	231	57
Inventory obsolescence reserve	(643)	528	(1,259)

Changes in certain assets and liabilities:
Accounts receivable	(10,401)	(22,100)	10,384
Inventories	(2,422)	(5,250)	6,310
Refundable income taxes	(3,359)	3,197	(77)
Accounts payable	6,611	16,306	(4,117)
Accrued expenses and other	2,696	3,631	(7,915)
Net cash flows provided by operating activities	44,148	38,118	43,392

Cash Flows from Investing Activities
Acquisition of Royston, EMI and CBH, net of cash acquired, and shares used in acquisition	(331,584)	(24,552)	(49,900)
Purchases of property, plant, and equipment	(5,142)	(3,465)	(5,388)
Proceeds from the sale of fixed assets	146	50	35
Net cash flows used in investing activities	(336,580)	(27,967)	(55,253)

Cash Flows from Financing Activities
Payments on long-term debt	(1,275,776)	(199,790)	(139,884)
Borrowings on long-term debt	1,483,149	194,117	158,912
Equity raise	98,109	-	-
Cash dividends paid	(6,461)	(5,970)	(5,737)
Shares withheld on employees' taxes	178	(509)	(447)
Payments on financing lease obligations	-	(340)	(324)
Proceeds from stock option exercises	4,356	1,061	1,788
Net cash flows provided by (used in) financing activities	303,555	(11,431)	14,308

Change related to Foreign Currency	(331)	627	(165)
Increase (decrease) in cash and cash equivalents	10,792	(653)	2,282
Cash and cash equivalents at beginning of period	3,457	4,110	1,828

Cash and cash equivalents at end of period	$14,249	$3,457	$4,110

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

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Twelve Months Ended
(In thousands)	June 30, 2026
		Display
	Lighting	Solutions
	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$219,613	$368,166
Products and services transferred over time	46,610	55,008
	$266,223	$423,174

Type of Product and Services
Lighting, poles, electronic components	$263,543	$-
Signage and display products	-	355,114
Project management, installation services, shipping and handling	2,680	68,060
	$266,223	$423,174

	Twelve Months Ended
(In thousands)	June 30, 2025
		Display
	Lighting	Solutions
	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$208,193	$259,432
Products and services transferred over time	40,164	65,588
	$248,357	$325,020

Type of Product and Services
Lighting, poles, electronic components	$245,763	$-
Signage and display products	-	259,936
Project management, installation services, shipping and handling	2,594	65,084
	$248,357	$325,020

	Twelve Months Ended
(In thousands)	June 30, 2024
		Display
	Lighting	Solutions
	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$219,820	$151,972
Products and services transferred over time	42,593	55,253
	$262,413	$207,225

Type of Product and Services
Lighting, poles, electronic components	$259,477	$-
Signage and display products	-	165,125
Project management, installation services, shipping and handling	2,936	42,100
	$262,413	$207,225

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

Net Accounts Receivable
(In thousands)	June 30, 2026	June 30, 2025

Accounts receivable	$153,126	$105,499
Less: Allowance for credit losses	(1,895)	(1,152)
Accounts receivable, net	$151,231	$104,347

The net accounts receivable balance as of June 30, 2024, was $78.6 million.

Cash and Cash Equivalents:

The cash balance includes cash and cash equivalents which have original maturities of less than three months. Cash and cash equivalents consist primarily of bank deposits and a bank money market account that is stated at cost, which approximates fair value. The Company maintains balances at financial institutions in the United States, Canada, and Mexico. In the United States, the FDIC limit for insurance coverage on non-interest-bearing accounts is $250,000 per institution. As of  June 30, 2026, and 2025, the Company had bank balances of $11.6 million and $3.5 million, respectively, without insurance coverage.

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

The Company recorded $7.9 million, $6.7 million and $5.0 million of depreciation expense in the years ended June 30, 2026, 2025, and 2024, respectively.

Goodwill and Intangible Assets:

Intangible assets consisting of customer relationships, trade names and trademarks, patents, technology and software are recorded on the Company's balance sheet. The definite-lived intangible assets are being amortized to expense over periods ranging between five and twenty years. The Company evaluates definite-lived intangible assets for possible impairment when triggering events are identified. Neither indefinite-lived intangible assets nor the excess of cost over fair value of assets acquired ("goodwill") are amortized, however, they are subject to review for impairment. See additional information about goodwill and intangible assets in Note 9.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the periods indicated below were as follows:

(In thousands)	June 30, 2026	June 30, 2025	June 30, 2024

Balance at beginning of the period	$7,505	$6,623	$6,501
Addition from acquired company	500	73	345
Additions charged to expense	3,801	5,304	3,781
Deductions for repairs and replacements	(4,475)	(4,495)	(4,004)
Balance at end of the period	$7,331	$7,505	$6,623

Employee Benefit Plans:

The Company has a 401(k)-retirement plan whereby employee’s contributions to the 401(k) are matched by the Company. The 401(k)-match program covers substantially all of its employees. The Company also has a non-qualified deferred compensation plan covering certain employees. The costs of employee benefit plans are charged to expense and funded annually. Total costs were $2.5 million, $2.4 million and $2.3 million in June 30, 2026, 2025 and 2024, respectively.

Research and Development Costs:

Research and development costs are directly attributable to new product development, including the development of new technology for both existing and new products, and consist of salaries, payroll taxes, employee benefits, materials, outside legal costs and filing fees related to obtaining patents, supplies, depreciation, and other administrative costs. The Company expenses as research and development all costs associated with development of software used in solid-state LED products. All costs are expensed as incurred and are included in selling and administrative expenses. Research and development costs related to both product and software development totaled $3.1 million, $3.3 million and $3.5 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

Earnings Per Common Share:

The computation of basic earnings per common share is based on the weighted average common shares outstanding for the period net of treasury shares held in the Company’s non-qualified deferred compensation plan. The computation of diluted earnings per share is based on the weighted average common shares outstanding for the period and includes common share equivalents. Common share equivalents include the dilutive effect of stock options, restricted stock units, contingently issuable shares and common shares to be issued under a deferred compensation plan, all of which totaled 1,982,000 shares, 2,024,000 shares and 2,087,000 shares for the fiscal years ending June 30, 2026, 2025 and 2024, respectively. See further discussion in Note 6.

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

Foreign Exchange:

The functional currency of the Company’s Mexican subsidiary is the Mexican Peso and the functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation losses (gains) are reported in accumulated other comprehensive loss (gain) as a component of shareholders equity and was $0.3 million as of June 30, 2026, ($0.6) million as of  June 30, 2025, and $0.1 million as of June 30, 2024. The Company recognizes foreign currency transaction (gains) and losses on certain assets and liabilities that are denominated in the Mexican Peso and Canadian Dollar. These transaction (gains) and losses are reported in other expense in the consolidated statements of operations and was $1.0 million, ($0.4) million and $0.3 million for the fiscal year ended June 30, 2026, 2025 and 2024, respectively.

New Accounting Pronouncements:

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after  December 15, 2024, and interim periods within fiscal years beginning after  December 15, 2025, with early adoption permitted.  The Company has adopted this new guidance on its consolidated financial statements and related disclosures by providing greater visibility into the rate reconciliation by jurisdiction, and disaggregation of taxes paid by jurisdiction. The Company adopted the ASU on a retrospective basis, with applicable disclosures included  in Note 14  – Income Taxes. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements, other than requiring expanded income tax disclosures.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Restructuring and severance costs reported in the prior year consolidated statements of operations have been reclassified within cost of products and services sold and selling and administrative expenses to conform to the current year’s presentation. These reclassifications had no impact to gross profit or operating income amounts reported in prior years.

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

(In thousands)		Measurement
	April 18, 2024 as	period	April 18, 2024 as
	initially reported	adjustments	adjusted

Accounts Receivable	$11,386	$-	$11,386
Inventory	12,246	-	12,246
Property, Plant and Equipment	7,719	-	7,719
Operating Lease Right-Of-Use Assets	8,734	-	8,734
Other Assets	1,176	-	1,176
Intangible Assets	15,670	-	15,670
Accounts Payable	(7,103)	-	(7,103)
Accrued Expenses	(6,308)	-	(6,308)
Operating Lease Liabilities	(5,987)	-	(5,987)
Identifiable Assets	37,533	-	37,533
Goodwill	12,367	59	12,426
Net Purchase Consideration	$49,900	$59	$49,959

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

(in thousands)	Estimated Fair	Estimated Useful
	Value	Life (Years)

Tradename	$4,880	Indefinite life
Technology assets	3,160	7
Non-compete	140	5
Customer relationships	7,490	20
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

Pro Forma Impact of the Acquisition of EMI (Unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of EMI as if the transaction had occurred on July 1, 2023. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of EMI.

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

The Company accounted for this transaction as a business combination. The Company has preliminarily allocated the purchase price of $29.1 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This preliminary allocation is subject to the final determination of the purchase price which was finalized in fiscal 2026, as well as potential revision resulting from the finalization of pre-acquisition tax filings and earnout payment calculations. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 11, 2025, is as follows:

		Measurement
	March 11, 2025	period	March 11, 2025
(In thousands)	as reported	adjustments	as adjusted
Cash and cash equivalents	$4,592	$-	$4,592
Accounts receivable	3,907	(55)	3,852
Inventory	4,287	(104)	4,183
Property, plant and equipment	640	1,422	2,062
Operating lease right-of-use assets	5,211	(386)	4,825
Other assets	204	1,790	1,994
Intangible assets	9,955	(353)	9,602
Accounts payable	(29)	2	(27)
Accrued expenses	(472)	(639)	(1,111)
Operating lease liabilities	(2,954)	-	(2,954)
Other long-term liabilities	-	(1,515)	(1,515)
Deferred tax liability	(3,700)	573	(3,127)
Identifiable assets	21,641	735	22,376
Goodwill	5,748	962	6,710
Net purchase consideration	$27,389	$1,697	$29,086

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

	Estimated Fair	Estimated Useful
	Value	Life (Years)
(in thousands)
Tradename	$991	10
Non-compete agreements	180	3 - 5
Customer relationships	8,431	20
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

NOTE 4 — ACQUISITION OF ROYSTON GROUP

On February 20, 2026 the Company entered into an agreement and a plan of merger to acquire SRR Holdings, Inc. (Royston) which was completed on March 24, 2026.  Royston is a leading U.S.-based designer and manufacturer of cabinetry and store fixtures, refrigerated and heated cases, and signage for multiple end markets. Royston’s customer base spans across large, attractive end-markets of convenience, grocery and gas stations and other retail.  Royston was acquired for $325.0 million; $320.0 million in cash and $5.0 million in the Company’s common stock, subject to a working capital adjustment. The Company prefunded $13.2 million as an estimate of the cash and working capital acquired which brings the total purchase consideration to $338.2 million. The amount prefunded for cash and working capital will be adjusted in the first quarter of 2027 fiscal year to reflect the actual amounts acquired. The Company incurred acquisition-related costs totaling $9.9 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the initial purchase consideration totaling $338.2 million with a combination of cash on hand, the $150.0 million revolving line of credit, the $200.0 million five-year term loan, and the $98.1 million of net proceeds from the Company’s February 26, 2026 public common stock offering.

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

		Measurement
	March 24, 2026	period	March 24, 2026
(In thousands)	as reported	adjustments	as adjusted
Cash and cash equivalents	$1,353	$-	$1,353
Accounts receivable	36,990	(514)	36,476
Inventory	32,400	(2,992)	29,408
Property, plant and equipment	28,500	464	28,964
Prepaid expenses and other current assets	8,135	-	8,135
Income tax provision refund	1,792	450	2,242
Operating lease right-of-use assets	22,538	-	22,538
Other assets	1,291	-	1,291
Intangible assets	127,000	52,940	179,940
Accounts payable	(16,861)	-	(16,861)
Accrued expenses	(18,558)	66	(18,492)
Operating lease liabilities	(19,638)	-	(19,638)
Deferred tax liability	(10,919)	(14,386)	(25,305)
Identifiable assets	194,023	36,028	230,051
Goodwill	144,176	(36,028)	108,148
Net purchase consideration	$338,199	$-	$338,199

The gross amount of accounts receivable is $37.2 million.

Goodwill recorded from the acquisition of Royston is attributable to the impact of the positive cash flow from Royston in addition to expected synergies from the business combination. The intangible assets include amounts recognized for the fair value of the trade name, technology assets, and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated Fair	Estimated Useful
	Value	Life (Years)
(in thousands)
Tradename	$23,780	Indefinite life
Technology assets	12,160	7
Customer relationships	144,000	20
	$179,940

Royston’s post-acquisition results of operations for the period from March 24, 2026, through June 30, 2026, are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of Royston for the period from March 24, 2026, through June 30, 2026, were $73.5 million and operating income was $2.4 million. The operating results of Royston are included in the Display Solutions Segment.

Pro Forma Impact of the Acquisition of Royston (Unaudited)

The following table represents unaudited pro forma results of operations and gives effect to the acquisition of Royston as if the transaction had occurred on July 1, 2023. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies or operating efficiencies resulting from the acquisition of Royston.

The unaudited pro forma financial information for the twelve months ended June 30, 2026, 2025 and 2024, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income for the twelve months ended June 30, 2026 of $48.4 million includes acquisition-related expenses of $21.8 million.

	Twelve Months Ended
	June 30
(in thousands; unaudited)	2026	2025	2024
Sales	$872,167	$844,489	$750,149

Gross Profit	$213,437	$208,906	$196,006

Operating Income	$48,424	$56,590	$56,344

Note: The pro forma results presented above exclude the pro forma results related to the acquisition of Canada's Best Holding and EMI Industries, LLC. Including the pro forma results of these acquisitions would allow for a meaningful year-over-year comparison.

NOTE 5 — BUSINESS SEGMENT INFORMATION

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s net sales in the fiscal year ended  June 30, 2026, 2025, or 2024. There was no concentration of accounts receivable at  June 30, 2026, 2025, or 2024.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2026, June 30, 2025 and June 30, 2024:

(In thousands)	Twelve Months Ended
	June 30, 2026

	Lighting	Display	Total
Total sales	$281,169	$424,526	$705,695
Inter-segment sales	(14,946)	(1,352)	(16,298)
Net Sales	266,223	423,174	689,397

Other segment items *	(236,788)	(384,235)	(621,023)

Adjusted net income	29,435	38,939	68,374

Unallocated corporate expenses			(20,242)
Interest expense			(5,928)
Long-term performance based compensation			(3,458)
Amortization expense of acquired intangible assets			(7,220)
Severance costs and restructuring costs			(63)
Acquisition costs			(8,340)
Lease expense on the step-up basis of acquired leases			(508)
Foreign currency translation loss on intercompany loan			(329)
Tax rate difference between reported and adjusted net income			293

Net Income			$22,579

(In thousands)	Twelve Months Ended
	June 30, 2025

	Lighting	Display	Total
Total sales	$268,332	$325,914	$594,246
Inter-segment sales	(19,975)	(894)	(20,869)
Net Sales	248,357	325,020	573,377

Other segment items *	(222,588)	(302,403)	(524,991)

Adjusted net income	25,769	22,617	48,386

Unallocated corporate expenses			(12,374)
Interest expense			(3,129)
Long-term performance based compensation			(3,951)
Amortization expense of acquired intangible assets			(4,745)
Severance costs and restructuring costs			(240)
Acquisition costs			(900)
Lease expense on the step-up basis of acquired leases			(285)
Foreign currency translation loss on intercompany loan			489
Tax rate difference between reported and adjusted net income			1,132

Net Income			$24,383

(In thousands)	Twelve Months Ended
	June 30, 2024

	Lighting	Display	Total
Total sales	$285,264	$208,023	$493,287
Inter-segment sales	(22,851)	(798)	(23,649)
Net Sales	262,413	207,225	469,638

Other segment items *	(233,643)	(188,514)	(422,157)

Adjusted net income	28,770	18,711	47,481

Unallocated corporate expenses			(13,031)
Interest expense			(2,156)
Long-term performance based compensation			(3,272)
Amortization expense of acquired intangible assets			(3,671)
Severance costs and restructuring costs			(396)
Acquisition costs			(735)
Tax rate difference between reported and adjusted net income			757

Net Income			$24,977

* Costs of products and services sold, selling and administrative expenses, other income and expense and income tax expense.

	Twelve Months Ended
(In thousands)	June 30
	2026	2025	2024
Capital expenditures:
Lighting Segment	$2,192	$1,883	$3,555
Display Solutions Segment	2,852	1,499	1,386
	$5,044	$3,382	$4,941

Total segment capital expenditures:	$5,044	$3,382	$4,941
Other unallocated capital expenditures	98	83	447
Consolidated capital expenditures:	$5,142	$3,465	$5,388

Income tax expense:
Lighting Segment	$6,064	$7,318	$7,172
Display Solutions Segment	4,062	8,292	4,424
	$10,126	$15,610	$11,596

Total segment income tax expense:	$10,126	$15,610	$11,596
Other unallocated income tax benefit	(1,231)	(6,955)	(3,474)
Consolidated income tax expense:	$8,895	$8,655	$8,122

Depreciation and Amortization:
Lighting Segment	$5,089	$5,060	$5,167
Display Solutions Segment	11,066	7,190	4,480
	$16,155	$12,250	$9,647

Total segment depreciation and amortization:	$16,155	$12,250	$9,647
Other unallocated depreciation and amortization	410	325	352
	$16,565	$12,575	$9,999

	June 30, 2026	June 30, 2025
Identifiable Assets:
Lighting Segment	$139,921	$132,960
Display Solutions Segment	675,628	253,299
	$815,549	$386,259

Total segment assets:	$815,549	$386,259
Deferred tax assets	-	7,302
Corporate and Eliminations	14,315	2,801
Consolidated assets:	$829,864	$396,362

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

NOTE 6 — EARNINGS PER SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)

	2026	2025	2024
BASIC EARNINGS PER SHARE

Net Income	$22,579	$24,383	$24,977

Weighted average shares outstanding during the period, net of treasury shares	31,725	28,808	27,981

Weighted average vested restricted stock units outstanding	66	76	81

Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,080	1,019	987
Weighted average shares outstanding	32,871	29,903	29,049

Basic income per share	$0.69	$0.82	$0.86

DILUTED EARNINGS PER SHARE

Net Income	$22,579	$24,383	$24,977

Weighted average shares outstanding

Basic	32,871	29,903	29,049

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and Contingently issuable shares, if any	836	929	1,019
Weighted average shares outstanding	33,707	30,832	30,068

Diluted income per share	$0.67	$0.79	$0.83

Anti-dilutive securities (b)	2	261	54

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded in the computation of diluted earnings per share for the year ended  June 30, 2026, June 30, 2025 & June 30, 2024, because the exercise price was greater than the fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 7 — INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2026	June 30, 2025

Inventories:
Raw materials	$85,258	$60,726
Work-in-progress	9,721	7,942
Finished goods	17,312	11,150
Total Inventories	$112,291	$79,818

The Company has open purchase orders primarily related to inventory totaling $61.6 million as of  June 30, 2026.

NOTE 8 — ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	June 30, 2026	June 30, 2025
Accrued expenses:
Customer prepayments	$6,432	$4,070
Compensation and benefits	16,690	12,471
Accrued warranty	7,331	7,505
Accrued sales commissions	3,761	3,956
Accrued freight	2,230	1,978
Accrued FICA	597	567
Operating lease liabilities	12,333	6,037
Accrued rebates	4,126	1,653
Accrued sales and use tax	2,457	-
Accrued commitments and contingency	2,114	-
Accrued income taxes	2,284	1,848
Other accrued expenses	7,566	5,167
Total Accrued Expenses	$67,921	$45,252

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company identified its reporting units in conjunction with its annual goodwill impairment testing. The Company has a total of eight reporting units that contain goodwill. One reporting unit is within the Lighting Segment and seven reporting units are within the Display Solutions Segment. The tradename intangible assets have an indefinite life and are also tested separately on an annual basis. The Company relies upon a number of factors, judgments and estimates when conducting its impairment testing including, but not limited to, the Company’s stock price, operating results, forecasts, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Fiscal 2026;

As of March 1, 2026, the Company performed its annual goodwill impairment test on the five reporting units that contain goodwill, acknowledging that the Company acquired three reporting units as part of the Royston acquisition after the designated measurement date. The goodwill impairment test of the reporting unit in the Lighting Segment passed with a business enterprise value of $34.7 million or 15% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of one reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $26.5 million which is substantially above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the second reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $114.9 million or 41% above the carrying value of the reporting unit including goodwill. The goodwill impairment test of the third reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $63.4 million or 42% above the carrying value of the reporting unit including goodwill.  The goodwill impairment test of the fourth reporting unit with goodwill in the Display Solutions Segment passed with an estimated business enterprise value of $26.6 million or 132% above the carrying value of the reporting unit including goodwill.

The Company has three indefinite-lived intangible assets as of our March 1, 2025 measurement date, acknowledging the Company acquired three additional indefinite-lived intangible assets as part of the Royston acquisition after the designated measurement date. The Company engaged a third-party valuation specialist to perform a quantitative annual impairment assessment review of indefinite-lived intangible assets as of March 1, 2026, and determined there was no impairment. The impairment test of the first indefinite-lived intangible asset passed with a fair market value of $5.1 million or 5% above its carrying value. The impairment test of the second indefinite-lived intangible asset passed with a fair market value of and $10.9 million or 25% above its carrying value. The impairment test of the third indefinite-lived intangible asset passed with a fair market value of and $15.4 million which is substantially above the carrying value.

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

(In thousands)		Display
	Lighting	Solutions
	Segment	Segment	Total
Balance as of June 30, 2025
Goodwill	$70,971	$75,714	$146,685
Goodwill acquired, net of adjustments	-	6,769	6,769
Foreign currency translation	-	382	382
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2025	$9,208	$55,340	$64,548

Balance as of June 30, 2026
Goodwill	$70,971	$82,865	$153,836
Goodwill acquired, net of adjustments	-	108,148	108,148
Foreign currency translation	-	(571)	(571)
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of June 30, 2026	$9,208	$162,917	$172,125

In fiscal 2026, the Company acquired Royston, which impacted the amount of goodwill reported, and in fiscal 2025, the Company acquired Canada’s Best Holdings (CBH), which impacted the amount of goodwill reported.

The gross carrying amount and accumulated amortization by major other intangible asset class is as follows:

(In thousands)	June 30, 2025
	Gross Carrying	Accumulated
	Amount	Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$78,485	$25,251	$53,234
Patents	268	268	-
LED technology, software	24,126	18,694	5,432
Trade name	3,704	1,404	2,300
Non-compete	590	280	310
Total Amortized Intangible Assets	$107,173	$45,897	$61,276

Indefinite-lived Intangible Assets
Trademarks and trade names	16,982	-	16,982
Total indefinite-lived Intangible Assets	16,982	-	16,982

Total Other Intangible Assets	$124,155	$45,897	$78,258

(In thousands)	June 30, 2026
	Gross Carrying	Accumulated
	Amount	Amortization	Net Amount

Amortized Intangible Assets
Customer relationships	$222,146	$31,426	$190,720
Patents	268	268	-
LED technology, software	36,286	20,801	15,485
Trade name	3,665	1,612	2,053
Non-compete	583	420	163
Total Amortized Intangible Assets	$262,948	$54,527	$208,421

Indefinite-lived Intangible Assets
Trademarks and trade names	40,762	-	40,762
Total indefinite-lived Intangible Assets	40,762	-	40,762

Total Other Intangible Assets	$303,710	$54,527	$249,183

(In thousands)	2026	2025	2024

Amortization expense of other intangible assets	$8,635	$5,806	$4,957

The Company expects to record annual amortization expense as follows:

(In thousands)

2027	$14,921
2028	$14,482
2029	$13,841
2030	$13,834
2031	$13,729
After 2031	$137,614

NOTE 10 — REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company’s long-term debt as of  June 30, 2026 and June 30, 2025, consisted of the following:

	June 30,	June 30,
(In thousands)	2026	2025

Secured line of credit	$60,000	$36,956
Term loan, net of debt issuance costs of $1,569, and $8, respectively	195,931	11,601
Total debt	255,931	48,557
Less: amounts due within one year	10,000	3,571
Total amounts due after one year, net	$245,931	$44,986

In March of 2026, the Company entered into a $350 million senior secured credit facility consisting of a $200 million five-year term loan and a $150 million revolving credit facility.  The Company is required to make quarterly principal payments of $2.5 million against the term loan, starting in the quarter ending June 30, 2026, with an increase to $3.75 million of such quarterly payments scheduled in June 2028 and with an increase to $5.0 million of such quarterly payments scheduled in June 2030, and the balance of the term loan due at maturity on March 24, 2031.  The revolving credit facility is also scheduled to expire on March 24, 2031. Interest on the term loan and any loans made under the revolving credit facility is based on the Secured Overnight Financing Rate (“SOFR”) or a customary base rate (which may include Daily Simple SOFR or the Prime Rate), to be determined by reference to customary market benchmarks, in each case plus an applicable margin that is anticipated to vary based on the Company’s consolidated total net leverage ratio, which is calculated to be consolidated funded debt minus unrestricted cash and cash equivalents against earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement.  As of   June 30, 2026, the interest rate applicable to the term loan was 5.5% and the Company’s borrowing rate against its revolving line of credit was 6.2%. The increment over the SOFR borrowing rate is 250 basis points for the fourth  quarter of fiscal year 2026. In addition to interest on outstanding amounts, the Company also pays a commitment fee on the unused balance of the revolving credit facility, fluctuates between 17.5 and 27.5 basis points based on the Company’s consolidated total net leverage ratio. Under the terms of the credit agreement, the Company is required to comply with a financial covenant that limits the ratio of indebtedness and unrestricted cash to EBITDA measured on a quarterly basis, with a maximum net leverage ratio of 4.00 to 1.00 at closing, which is reduced to 3.75 to 1.00 in the fiscal quarter ending December 31, 2026, and further to 3.50 to 1.00 in the fiscal quarter ending September 30, 2027. The Company is also required to maintain an interest coverage ratio, measured on a quarterly basis, equal to or above the minimum set forth in the agreement, which as of closing was to 1.00. As of  June 30, 2026, there was $90.0 million available for borrowing under the combined $150 million line of credit.

The Company is in compliance with all of its loan covenants as of  June 30, 2026.

NOTE 11 — CASH DIVIDENDS

The Company paid cash dividends of $6.5 million, $6.0 million and $5.7 million in fiscal years 2026, 2025 and 2024, respectively. Dividends on restricted stock units in the amount of $0.1 million were accrued for the fiscal years ending  June 30, 2026, 2025 & 2024. These dividends are paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In August 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable September 8, 2026, to shareholders of record August 31, 2026.

NOTE 12 — EQUITY COMPENSATION

In November 2019, the Company’s shareholders approved the 2019 Omnibus Award Plan (as amended on November 1, 2022, the “2019 Omnibus Plan”). The purpose of the 2019 Omnibus Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means by which directors, officers, and employees can acquire and maintain an equity interest in the Company. The 2019 Omnibus Plan replaced the 2012 Stock Incentive Plan (“2012 Stock Plan”). The number of shares of common stock authorized for issuance under the 2019 Omnibus Plan is 5,000,000 which are combined with the remaining shares available under the 2012 Stock Plan. The number of shares reserved for issuance under the 2019 Omnibus Plan is 994,651 shares all of which are available for future grant or award as of  June 30, 2026. The 2019 Omnibus Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards.

Inducement awards are granted by the Company to attract and retain key executives. Inducement awards are separately registered securities and are not part of the 2019 Omnibus Plan. In fiscal 2026 85,958 RSUs and 203,614 PSUs were granted, and in fiscal 2025, 107,217 RSUs and 279,359 PSUs were granted.

Employee Stock Purchase Plan

In November of 2021, our board of directors and shareholders approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the company. During fiscal year 2026 and 2025 employees purchased 19,000 and 17,000 shares, respectively. At  June 30, 2026, 206,000 shares remained available for purchase under the ESPP.

Stock Options

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to value the stock options granted in the periods indicated. There were no options granted in fiscal 2026 and 2025.

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

The Company recorded $0.4 million, $0.5 million and $0.1 million of expense related to stock options in fiscal years 2026, 2025 and 2024, respectively.

A summary of stock option activity as of  June 30, 2026, and changes during the period from July 1, 2025, through  June 30, 2026, are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at June 30, 2025	1,559,566	$6.56	4.5	$16,294,427
Granted	-	$-
Exercised	(890,225)	$5.00
Forfeited	(30,000)	$14.60
Expired	-	$-
Outstanding at June 30, 2026	639,341	$8.37	4.5	$11,644,947
Exercisable at June 30, 2026	469,341	$6.13	3.4	$9,598,347
Vested and expected to vest at June 30, 2026	631,786	$8.29	4.5	$11,553,631

The aggregate intrinsic value of options exercised during the years ended  June 30, 2026, was $16.3 million, $1.3 million as of  June 30, 2025, and $1.7 million as of  June 30, 2024. The Company received $4.4 million, $1.1 million and $1.8 million of proceeds from stock options exercises in fiscal 2026, 2025, and 2024 respectively.

As of  June 30, 2026, there was $0.6 million of unrecognized compensation cost, net of forfeitures, related to stock options, which is expected to be recognized over a weighted-average remaining period of 0.4 years.

For fiscal year 2026, the Company recognized a current income tax benefit of $1.2 million for tax deductions related to equity compensation.

For fiscal year 2025, the Company recognized a current income tax benefit of $1.8 million for tax deductions related to equity compensation.

For fiscal year 2024, the Company recognized a current income tax benefit of $1.4 million for tax deductions related to equity compensation.

Restricted Stock Units

A total of 85,958 RSUs with a weighted average fair value of $19.54 per share were awarded to employees during fiscal 2026. The RSUs awarded during fiscal 2026 have a three-year vesting period, with one-third vesting on each of the anniversary dates. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the RSUs were awarded. The unvested RSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock. Dividends on RSUs in the amount of $103,679, and $88,148 were accrued as of  June 30, 2026, and 2025, respectively. Accrued dividends are paid to the holder upon vesting of the RSUs and issuance of shares.

The Company recorded $1.3 million, $1.3 million and $1.5 million of expense related to RSUs during fiscal year 2026, 2025, and 2024, respectively.

A summary of outstanding and unvested RSU activity as of  June 30, 2026, and changes during the period from July 1, 2025, through  June 30, 2026, are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2025	246,590	$12.29
Granted	85,958	$19.54
Vested	(142,180)	$10.91
Forfeited	(9,664)	$19.76
Unvested at June 30, 2026	180,704	$12.29

As of  June 30, 2026, there was $1.5 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.5 years. The total fair value of RSUs that became fully vested during fiscal 2026 was $2.6 million.

Performance Stock Units

A total of 203,615 PSUs with a weighted average fair value of $14.30 per share were awarded to employees during fiscal 2026. The Company determined the fair value of the awards based on the closing price of the Company stock on the date the PSUs were awarded. PSUs vest if the Company meets certain financial metrics over a three-year period. The PSUs are non-voting but accrue cash dividends at the same per share rate as those cash dividends declared and paid on LSI’s common stock.

The Company recorded $2.3 million, $2.3 million and $2.2 million of expense related to PSUs during fiscal years 2026, 2025, and 2024 respectively.

A summary of outstanding and unvested PSU activity as of  June 30, 2026, and changes during the period from July 1, 2025, through  June 30, 2026, are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2025	511,182	$11.64
Granted	203,615	$14.30
Vested	(250,005)	$7.00
Forfeited	(12,324)	$14.90
Unvested at June 30, 2026	452,468	$15.31

As of  June 30, 2026, there was $2.7 million of unrecognized compensation cost, net of forfeitures, related to PSUs, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Director and Employee Stock Compensation Awards

The Company awarded a total of 18,354, 27,264 and 31,608 common shares as stock compensation awards in fiscal years 2026, 2025, and 2024, respectively. These common shares were valued at their approximate $0.4 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of newly issued common shares of the Company.

The Company awarded a total of 9,720 common promissory shares as stock compensation awards in fiscal year 2026. These common shares were valued at their approximate $0.2 million fair market values based on their stock price at dates of issuance multiplied by the number of common shares awarded, pursuant to the compensation programs for non-employee directors who receive a portion of their compensation as an award of Company stock and for employees who received a nominal recognition award in the form of Company stock. Stock compensation awards are made in the form of promissory common shares of the Company to be transferred to the non-employee director at the end of the board service.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan providing for both Company matching contributions and participant funded deferrals of compensation. This plan is fully funded in a Rabbi Trust. All plan investments are in common shares of the Company. As of  June 30, 2026, there were 29 participants, all with fully vested account balances. A total of 1,082,850 common shares with a cost of $11.2 million, 1,052,692 common shares with a cost of $10.1 million, and 1,036,714 common shares with a cost of $8.9 million, both of which included the Company contributions and the participant deferrals, were held in the plan as of  June 30, 2026, 2025 and 2024, respectively, and accordingly, have been recorded as treasury shares.

The change in the number of shares held by this plan is the net result of newly issued shares as compensation deferred into the plan offset by distributions to terminated employees. The Company issued 89,416, 113,176 and 131,226 new common shares for purposes of the non-qualified deferred compensation plan during fiscal 2026, 2025, and 2024 respectively.

NOTE 13 — LEASES

The Company leases certain manufacturing facilities along with a small office space, several forklifts, several small tooling items, and various items of office equipment. All of the Company’s leases are operating leases. Leases have a remaining term of one to seven years some of which have an option to renew. The Company does not assume renewals in determining the lease term unless the renewals are deemed reasonably certain. The lease agreements do not contain any material residual guarantees or material variable lease payments. The number of operating leases increased in fiscal 2025 as a result of the acquisition of CBH; most of CBH’s operating leases are building leases, and the number of operating leases increased in fiscal 2026 as a result of the acquisition of Royston; most of Royston’s operating leases are building leases.

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for  June 30, 2026, 2025 and 2024.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

(In thousands)	2026	2025	2024
Operating lease cost	$14,112	$6,822	$6,248
Financing lease cost:
Amortization of right of use assets	-	288	291
Interest on lease liabilities	-	38	53
Variable lease cost	-	7	87
Sublease income	-	(38)	(464)
Total lease cost	$14,112	$7,117	$6,215

Supplemental Cash Flow Information
(in thousands)	2026	2025	2024
Cash flows from operating leases
Fixed payments - operating lease cash flows	$13,771	$6,991	$5,996
Liability reduction - operating cash flows	$11,205	$5,998	$4,984
Assets obtained in exchange for operating lease obligations	$20,433	$7,462	$-

Cash flows from finance leases
Interest - operating cash flows	$-	$63	$53
Repayments of principal portion - financing cash flows	$-	$340	$324

Operating Leases:	2026	2025
Total operating right-of-use assets	$49,490	$17,187

Accrued Expenses	12,333	6,037
Long-term operating lease liability	38,462	12,047
Total operating lease liabilities	$50,795	$18,084

Weighted Average remaining Lease Term (in years)	6.28	3.29

Weighted Average Discount Rate	5.30%	5.70%

Operating Lease
Maturities of Lease Liability:	Liabilities

2027	$12,333
2028	12,206
2029	7,729
2030	5,760
2031	4,477
Thereafter	17,667
Total lease payments	$60,172
Less: Interest	(9,377)
Present Value of Lease Liabilities	$50,795

NOTE 14 — INCOME TAXES

The following information is provided for the years ended  June 30, 2026, 2025 and 2024:

(In thousands)	2026	2025	2024

Components of income before income taxes:
United States	$30,396	$30,083	$32,295
Foreign	1,078	2,955	804
Income before income taxes	$31,474	$33,038	$33,099

Provision (benefit) for income taxes - current
U.S. Federal	$637	$8,384	$6,907
Foreign	1,781	700	(30)
State and local	575	1,933	2,851
Total current	$2,993	$11,017	$9,728

Provision (benefit) for income taxes - deferred
U.S. Federal	5,485	(2,279)	(983)
International	(446)	202	(665)
State and local	863	(285)	42
Total deferred	$5,902	$(2,362)	$(1,606)

Total provision for income taxes	$8,895	$8,655	$8,122

	2026		2025		2024
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Reconciliation to federal statutory rate:
Federal statutory rate	$6,610	21.0	$6,937	21.0	$6,951	21.0
State and local taxes, net of federal benefit (a)	1,135	3.6	1,146	3.5	1,402
Foreign tax effects						4.2
Canada
Transaction costs	884	2.8	-	-	-	-
Statutory income tax rate differential	247	0.8	299	1.0	39	0.1
Other	156	0.5	-	-	(208)	(0.6)
Other foreign jurisdictions	41	0.1	(19)	(0.1)	11	0.1
Effects of changes in tax laws or rates enacted
Effects of cross-border tax laws	(32)	(0.1)	155	0.5	(47)	(0.1)
Tax credits	(429)	(1.4)	(284)	(0.9)	(353)	(1.1)
Non-taxable or non-deductible items
Transaction costs	830	2.7	220	0.6	-	-
Officer's compensation	3,886	12.5	591	1.8	615	1.8
Other	129	0.4	124	0.4	49	0.1
Changes in unrecognized tax (benefit) expense	(58)	(0.2)	122	0.3	177	0.5
Stock-based compensation	(4,259)	(13.5)	(927)	(2.8)	(763)	(2.3)
Other	(245)	(0.8)	291	0.9	249	0.8
Effective tax rate	$8,895	28.4	$8,655	26.2	$8,122	24.5

(a)  In 2026, 2025, and 2024 state and local income taxes in California, Florida, Illinois, Massachusetts, New Jersey, Rhode Island, Texas, Blue Ash (OH) comprise the majority of the state and local income taxes, net of federal effect category.

The components of deferred income tax assets and (liabilities) at  June 30, 2026 and 2025 are as follows:

Components of deferred income tax assets and liabilities

(In thousands)	2026	2025

Uncertain tax positions	$316	$241
Reserves against current assets	3,230	2,384
Accrued expenses	4,260	3,962
Deferred compensation	2,659	2,479
Stock-based compensation	1,964	2,017
Interest	1,820	-
Capitalized R&D	123	3,885
State net operating loss carryover and credits	938	108
Lease Liability	10,111	4,841
U.S. Federal net operating loss carryover and credits	4,817	-
Deferred income tax asset before valuation allowance	30,238	19,917

Valuation allowance	(108)	(108)
Deferred income tax asset	30,130	19,809

Goodwill, acquisition costs and intangible assets	(37,295)	(7,578)
Depreciation	(9,827)	(3,436)
Foreign investment	(280)	-
Right of Use Asset	(9,729)	(4,702)
Deferred income tax liability	(57,131)	(15,716)

Net deferred income tax asset (liability)	$(27,001)	$4,093

The Company has US net operating loss carry forward deferred tax assets of $4.8 million and $0 million at June 30, 2026 and June 30, 2025 respectively. The increase of $4.8 million for the year is from the acquisition of SRR Holdings Inc. and has an unlimited carryforward period.  Utilization of the federal net operating loss is limited by Internal Revenue Code Section 382.

The company has Interest expense limitation carry forward deferred tax asset of $1.8 million at June 30, 2026.  The increase of $1.8 million for the year is from the acquisition of SRR Holdings Inc. and has an unlimited carryforward period.  Utilization of the interest expense is limited by Internal Revenue Code Section 382.

The Company has state net operating loss carryovers and tax credit deferred tax assets of $0.9 million and $0 million at June 30, 2026 and June 30, 2025 respectively.  The increase of $0.9 million for the year is from the acquisition of SRR Holdings Inc. A valuation allowance of $0.1 million exists at June 30, 2026, against Oregon tax credits not expected to be used.  The Oregon credits are otherwise expected to expire over a 4-year period beginning June 30, 2027.

At June 30, 2026, tax, interest, and penalties, net of potential federal tax benefits, were $1.7 million, $0.4 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $2.3 million. The entire uncertain tax position of $2.3 million, net of federal tax benefit, would impact the effective tax rate if recognized.  An uncertain tax position and tax indemnification receivable of $0.9 million was recognized as a result of the CBH acquisition. The liability for uncertain tax position is included in Other Long-Term Liabilities.

At June 30, 2025, tax, interest, and penalties, net of potential federal tax benefits, were $1.8 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $2.3 million. The entire uncertain tax position of $2.3 million net of federal tax benefit, would impact the effective tax rate if recognized. An uncertain tax position and tax indemnification receivable of $1.1 million was recognized as a result of the CBH acquisition. The liability for uncertain tax position is included in Other Long-Term Liabilities.

At June 30, 2024, tax, interest, and penalties, net of potential federal tax benefits, were $0.6 million, $0.3 million, and $0.2 million, respectively, of the total reserve for uncertain tax positions of $1.1 million. The entire uncertain tax position of $0.6 million, net of federal tax benefit, would impact the effective tax rate if recognized.

The amounts of cash taxes paid by LSI are as follows:

(In thousands)	2026	2025	2024

Federal	$6,650	$4,585	$8,571
State	1,928	1,282	1,000
Canada	542	-	-
Total cash taxes paid	$9,120	$5,867	$9,571

The Company is recording estimated interest and penalties related to potential underpayment of income taxes as a component of tax expense in the Consolidated Statements of Operations. The Company recognized a $(0.1) million net tax (benefit) in fiscal 2026 and a net tax expense of $0.1 million in both fiscal years 2025 and 2024, related to the change in reserves for uncertain tax positions. The Company recognized interest net of federal benefit and penalties of $72,000 and $25,000, respectively, in fiscal 2026, $12,000 and $21,000, respectively, in fiscal 2025, and $17,000 and $37,000, respectively, in fiscal 2024.

The tax activity in the liability for uncertain tax positions was as follows:

(In thousands)	2026	2025	2024

Balance at the beginning of the fiscal year	$2,086	$825	$656
Decreases - tax positions in prior period	(364)	(101)	(63)
Increase - tax positions from acquired company	-	1,149	-
Increase - tax positions in current period	201	213	232
Balance at end of the fiscal year	$1,923	$2,086	$825

The Company files a consolidated federal income tax return in the United States, and files various combined and separate tax returns in numerous state and local jurisdictions, and also in Canada, Mexico, Jamaica, Barbados, and Puerto Rico. In general, the Company is no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for fiscal years ending prior to June 30, 2023.

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

	2026	2025	2024
Cash Payments:
Interest	$5,597	$2,833	$1,906
Income taxes	$9,120	$5,867	$9,571

Non-cash investing and financing activities
Issuance of common shares as compensation	$360	$450	$450
Issuance of common shares in the acquisition of a business	$5,000	$-	$-
Issuance of common shares to fund deferred compensation plan	$1,884	$1,943	$1,877
Issuance of common shares to fund ESPP plan	$335	$218	$194

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

The Company has recorded a $7.0 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH), or which $2.1 million is classified as short term, while $4.9 million is classified as long term.  The $7.0 million represents the value of the earnout converted from its functional currency to USD as of June 30, 2026.  As of June 30, 2025, the company recorded a $3.4 million contingent liability related to the future earnout payments, and $3.4 million represents the value of the earnout converted from its functional currency to USD as of  June 30, 2025.

NOTE 17 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of  June 30, 2026 and 2025, the estimated fair value of the Company's cash, cash equivalents, receivables, inventory, debt, and accounts payable approximated their carrying values.

The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of CBH. The estimated fair value of the contingent consideration liability is included in the Consolidated Balance Sheets within other noncurrent liabilities, totaling $7.0 million at  June 30, 2026. The earnout liability is adjusted at fair value quarterly until settled, and changes in fair value will be reported in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(in thousands)
Earnout liability at June 30, 2024	$-

Addition for acquisition	3,354

Earnout liability at June 30, 2025	$3,354

Increase in estimated earnout liability	3,690

Earnout liability at June 30, 2026	$7,044

The following provides information regarding fair value measurements for our remaining contingent earnout liability as of  June 30, 2026, according to the three-level fair value hierarchy:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in thousands)
Recurring Fair Value Measurement
Earnout liability	$-	$-	$3,354	$3,354
Balance as of June 30, 2025	$-	$-	$3,354	$3,354

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(in thousands)
Recurring Fair Value Measurement
Earnout liability	$-	$-	$7,044	$7,044
Balance as of June 30, 2026	$-	$-	$7,044	$7,044

NOTE 18 - RELATED PARTY

A limited liability company owned (the “LLC”) and controlled by LSI's Chief Executive Officer, James A. Clark, owns an aircraft that is dry leased to an unrelated third party. Pursuant to a separate arrangement, the third-party dry leases the aircraft to LSI for qualifying business travel by certain of the Company’s executive officers. Payments made by LSI depend on actual usage. For the period from July 1, 2025 through June 30, 2026, the LLC received aggregate payments of $236,000 in connection with this arrangement.

NOTE 19  — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
(In thousands except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Fiscal Year

2026
Net Sales	$157,249	$147,002	$150,525	$234,621	$689,397
Gross Profit	40,277	37,434	38,239	57,415	173,365
Net Income	7,264	6,348	2,091	6,876	22,579

Earnings per share
Basic	$0.24	$0.20	$0.06	$0.19	$0.69
Diluted	$0.23	$0.20	$0.06	$0.18	$0.67

Range of share prices
High	$23.83	$23.73	$23.25	$26.80	$26.80
Low	$17.24	$17.25	$18.22	$18.51	$17.24

2025
Net Sales	$138,095	$147,734	$132,481	$155,067	$573,377
Gross Profit	33,647	34,861	32,843	40,429	141,780
Net Income	6,682	5,647	3,883	8,171	24,383

Earnings per share
Basic	$0.23	$0.19	$0.13	$0.27	$0.82
Diluted	$0.22	$0.18	$0.13	$0.26	$0.79

Range of share prices
High	$17.06	$20.86	$24.72	$17.43	$24.72
Low	$13.90	$15.88	$17.00	$14.65	$13.90

2024
Net Sales	$123,441	$109,005	$108,186	$129,006	$469,638
Gross Profit	36,589	31,536	31,210	33,833	133,168
Net Income	8,028	5,906	5,375	5,668	24,977

Earnings per share
Basic	$0.28	$0.20	$0.18	$0.19	$0.86
Diluted	$0.27	$0.20	$0.18	$0.19	$0.83

Range of share prices
High	$16.05	$16.75	$15.47	$16.07	$16.75
Low	$11.90	$12.19	$13.40	$13.97	$11.90

LSI INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED  June 30, 2026, 2025 and 2024

(In thousands)

		Additions	Additions
	Balance	Charged to	from		Balance
	Beginning	Costs and	Company	Deductions	End of
Description	of Period	Expenses	Acquired	(a)	Period

Allowance for Credit Losses:
Year Ended June 30, 2026	$1,152	$47	$750	$(54)	$1,895
Year Ended June 30, 2025	$848	$333	$73	$(102)	$1,152
Year Ended June 30, 2024	$435	$(8)	$477	$(56)	$848

Inventory Obsolescence Reserve:
Year Ended June 30, 2026	$8,025	$1,175	$5,300	$(1,819)	$12,681
Year Ended June 30, 2025	$6,838	$2,339	$662	$(1,814)	$8,025
Year Ended June 30, 2024	$6,288	$1,058	$1,428	$(1,936)	$6,838

Deferred Tax Asset Valuation Reserve:
Year Ended June 30, 2026	$108	$-	$-	$-	$108
Year Ended June 30, 2025	$108	$-	$-	$-	$108
Year Ended June 30, 2024	$108	$-	$-	$-	$108

(a)	For Allowance for credit losses, deductions are uncollectible accounts charged off, less recoveries.