Form 10-Q
period 2026-09-30
LSI INDUSTRIES INC
filed 2026-11-06
CIK 763532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File No. 0-13375

LSI Industries Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0888951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Alliance Road, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip Code)
(513) 793-3200
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LYTS	NASDAQ Global Select Market

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

As of October 30, 2026, there were 37,321,843 shares of the registrant's common stock, no par value per share, outstanding.

LSI INDUSTRIES INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	September 30,
	2026	2025

Net sales	$225,855	$157,249

Cost of products and services sold	173,624	116,972

Gross profit	52,231	40,277

Selling and administrative expenses	38,070	29,305

Operating income	14,161	10,972

Interest expense	3,860	747

Other expense	115	530

Income before income taxes	10,186	9,695

Income tax expense	3,059	2,431

Net income	$7,127	$7,264

Earnings per common share (see Note 5)
Basic	$0.19	$0.24
Diluted	$0.19	$0.23

Weighted average common shares outstanding
Basic	37,189	30,449
Diluted	37,888	31,381

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended
	September 30,
	2026	2025

Net income	$7,127	$7,264

Foreign currency translation adjustment	(41)	(197)

Comprehensive income	$7,086	$7,067

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2026	2026

ASSETS

Current assets

Cash and cash equivalents	$12,805	$14,249

Accounts receivable, less allowance for credit losses of $2,078 and $1,895, respectively	143,487	151,231

Inventories	114,417	112,291

Refundable income tax	3,689	6,331

Other current assets	13,872	11,783

Total current assets	288,270	295,885

Property, plant and equipment, at cost
Land	4,010	4,010
Buildings	31,097	30,871
Machinery and equipment	100,399	100,133
Construction in progress	2,163	2,094
	137,669	137,108
Less accumulated depreciation	(82,251)	(80,394)
Net property, plant and equipment	55,418	56,714

Goodwill	170,046	172,125

Intangible assets, net	245,419	249,183

Operating lease right-of-use assets	47,553	49,490

Other long-term assets, net	6,452	6,467

Total assets	$813,158	$829,864

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)	September 30,	June 30,
	2026	2026

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	73,470	71,998
Accrued expenses	60,809	67,921

Total current liabilities	144,279	149,919

Long-term debt, less current maturities	230,195	245,931

Operating lease liabilities	38,183	38,462

Other long-term liabilities	3,050	2,948

Deferred tax liabilities	29,406	27,001

Commitments and contingencies (Note 13)	-	4,926

Shareholders' Equity
Preferred shares, without par value; Authorized 1,000,000 shares, none issued	-	-
Common shares, without par value; Authorized 50,000,000 shares; Outstanding 37,309,712 and 36,972,819 shares, respectively	280,004	277,860
Treasury shares, without par value	(11,424)	(11,240)
Key Executive Compensation	11,424	11,240
Retained earnings	87,584	82,319
Accumulated other comprehensive income	457	498

Total shareholders' equity	368,045	360,677

Total liabilities & shareholders' equity	$813,158	$829,864

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common Shares		Treasury Shares		Key Executive		Other	Total
(In thousands, except per share data)	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income	Equity

Balance at June 30, 2025	30,054	$163,692	(1,052)	$(10,011)	$10,011	$66,201	$829	$230,722

Net Income	-	-	-	-	-	7,264	-	7,264
Other comprehensive (loss)	-	-	-	-	-	-	(197)	(197)
Board stock compensation	8	135	-	-	-	-	-	135
ESPP stock awards	4	55	-	-	-	-	-	55
Restricted stock units issued, net of shares withheld for tax withholdings	377	297	-	-	-	-	-	297
Shares issued for deferred compensation	22	443	-	-	-	-	-	443
Activity of treasury shares, net	-	-	(13)	(341)	-	-	-	(341)
Deferred stock compensation	-	-	-	-	341	-	-	341
Stock-based compensation expense		1,109	-	-	-	-	-	1,109
Stock options exercised, net	613	3,023	-	-	-	-	-	3,023
Dividends — $0.20 per share	-	-	-	-	-	(1,525)	-	(1,525)

Balance at September 30, 2025	31,078	$168,754	(1,065)	$(10,352)	$10,352	$71,940	$632	$241,326

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common Shares		Treasury Shares		Key Executive		Other	Total
(In thousands, except per share data)	Number Of		Number Of		Compensation	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Earnings	Income	Equity

Balance at June 30, 2026	36,972	$277,860	(1,083)	$(11,240)	$11,240	$82,319	$498	$360,677

Net Income	-	-	-	-	-	7,127	-	7,127
Other comprehensive (loss)	-	-	-	-	-	-	(41)	(41)
Board stock compensation	-	175	-	-	-	-	-	175
ESPP stock awards	5	81	-	-	-	-	-	81
Restricted stock units issued, net of shares withheld for tax withholdings	-	(41)	-	-	-	-	-	(41)
Shares issued for deferred compensation	20	442	-	-	-	-	-	442
Activity of treasury shares, net	-	-	2	(184)	-	-	-	(184)
Deferred stock compensation	-	-	-	-	184	-	-	184
Stock-based compensation expense	283	1,049	-	-	-	-	-	1,049
Stock options exercised, net	30	438	-	-	-	-	-	438
Dividends — $0.20 per share	-	-	-	-	-	(1,862)	-	(1,862)

Balance at September 30, 2026	37,310	$280,004	(1,081)	$(11,424)	$11,424	$87,584	$457	$368,045

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$7,127	$7,264
Non-cash items included in net income
Depreciation and amortization	6,540	3,200
Deferred income taxes	2,405	1,164
Deferred compensation plan	442	443
Stock compensation expense	1,049	1,109
ESPP discount	81	55
Board stock compensation	175	135
Loss on disposition of fixed assets	(1)	-
Allowance for credit losses	182	73
Inventory obsolescence reserve	(513)	(488)

Changes in certain assets and liabilities:
Accounts receivable	7,562	(10,526)
Inventories	(1,613)	1,397
Refundable income taxes	2,642	(215)
Accounts payable	1,472	(1,210)
Accrued expenses and other	(11,714)	(2,550)
Customer prepayments	(605)	825
Net cash flows provided by operating activities	15,231	676

Cash Flows from Investing Activities
Proceeds from the sale of fixed assets	2	-
Acquisition of Royston (net of cash acquired and shares used in purchase)	2,009	-
Acquisition of business	-	260
Purchases of property, plant, and equipment	(1,444)	(967)
Net cash flows provided by (used in) investing activities	567	(707)

Cash Flows from Financing Activities
Payments on long-term debt	(235,071)	(52,878)
Borrowings on long-term debt	219,335	54,997
Cash dividends paid	(1,862)	(1,525)
Shares withheld on employees' taxes	(41)	297
Proceeds from stock option exercises	438	3,023
Net cash flows (used in) provided by financing activities	(17,201)	3,914

Change related to foreign currency	(41)	(197)
(Decrease) / increase in cash and cash equivalents	(1,444)	3,686
Cash and cash equivalents at beginning of period	14,249	3,457

Cash and cash equivalents at end of period	$12,805	$7,143

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

LSI INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of  September 30, 2026, the results of its operations for the three-month periods ended  September 30, 2026, and 2025, and its cash flows for the three-month periods ended  September 30, 2026, and 2025. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal 2026 Annual Report on Form 10-K. Financial information as of  June 30, 2026, has been derived from the Company’s audited consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2026 Annual Report on Form 10-K.

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

On occasion, the Company enters into bill-and-hold arrangements on a limited basis. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the customer has requested delayed delivery and storage of the products by the Company because the customer wants to secure a supply of the products but lacks storage space; (ii) the risk of ownership has passed to the customer; (iii) the products are segregated from the Company’s other inventory items held for sale; (iv) the products are ready for shipment to the customer; and (v) the Company does not have the ability to use the products or direct them to another customer.

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by the timing of revenue recognition because the Company believes it best depicts the nature, amount, and timing of its revenue and cash flows. The table below presents a reconciliation of the disaggregation by reportable segments:

	Three Months Ended
(In thousands)	September 30, 2026
		Display
	Lighting	Solutions
	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$51,941	$145,218
Products and services transferred over time	12,882	15,814
	$64,823	$161,032

Type of Product and Services
Lighting, poles, electronic components	$63,828	$-
Signage and display Products	-	136,425
Project management, installation services, shipping and handling	995	24,607
	$64,823	$161,032

	Three Months Ended
(In thousands)	September 30, 2025
		Display
	Lighting	Solutions
	Segment	Segment
Timing of revenue recognition
Products and services transferred at a point in time	$57,310	$77,663
Products and services transferred over time	11,743	10,533
	$69,053	$88,196

Type of Product and Services
Lighting, poles, electronic components	$68,482	$-
Signage and display Products	-	73,709
Project management, installation services, shipping and handling	571	14,487
	$69,053	$88,196

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

New Accounting Pronouncements:

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income: Disaggregation of Income Statement Expenses (ASU 2024-03). This ASU requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains these expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03 and expects the standard will only impact its disclosures with no material impact to the consolidated financial statements

NOTE 3 — ACQUISITION OF ROYSTON GROUP

On February 20, 2026 the Company entered into an agreement and a plan of merger to acquire SRR Holdings, Inc. (Royston) which was completed on March 24, 2026.  Royston is a leading U.S.-based designer and manufacturer of cabinetry and store fixtures, refrigerated and heated cases, and signage for multiple end markets. Royston’s customer base spans across large, attractive end-markets of convenience, grocery and gas stations and other retail.  Royston was acquired for $325.0 million; $320.0 million in cash and $5.0 million in the Company’s common stock, subject to a working capital adjustment, which was finalized in the first quarter of the 2027 fiscal year for $2.0 million returned to Company. The Company prefunded $13.2 million as an estimate of the cash and working capital acquired, followed by a $2.0 million refund in the first quarter of fiscal 2027, which brings the total purchase consideration to $336.2 million. The Company incurred acquisition-related costs totaling $6.5 million which are included in the selling and administrative expense line of the consolidated statements of operations. The Company funded the purchase consideration totaling $336.2 million with a combination of cash on hand, approximately $38 million of the $150 million revolving line of credit, the $200 million five-year term loan, and the $98.1 million of net proceeds from the Company’s February 26, 2026 public common stock offering.

The Company accounted for this transaction as a business combination. The Company has allocated the purchase price of $336.2 million, which includes an estimate of customary post-closing purchase price adjustments to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to the final determination of the purchase price which will be finalized in fiscal 2027, as well as potential revision resulting from the finalization of pre-acquisition tax filings and net working capital adjustments. The Company has finalized the third-party valuations of certain assets including fixed assets and intangible assets. The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 24, 2026, is as follows:

	March 24, 2026	Measurement	March 24, 2026
(In thousands)	as initially reported	period adjustments	as adjusted
Cash and cash equivalents	$1,353	$-	$1,353
Accounts receivable	36,990	(514)	36,476
Inventory	32,400	(2,992)	29,408
Property, plant and equipment	28,500	464	28,964
Prepaids expenses and other current assets	8,135	-	8,135
Income tax provision refund	1,792	450	2,242
Operating lease right-of-use assets	22,538	-	22,538
Other assets	1,291	-	1,291
Intangible assets	127,000	52,940	179,940
Accounts payable	(16,861)	-	(16,861)
Accrued expenses	(18,558)	66	(18,492)
Operating lease liabilities	(19,638)	-	(19,638)
Other long-term liabilities	-	-	-
Deferred tax liability	(10,919)	(14,386)	(25,305)
Identifiable Assets	194,023	36,028	230,051
Goodwill	144,176	(38,037)	106,139
Net Purchase Consideration	$338,199	$(2,009)	$336,190

The gross amount of accounts receivable is $37.2 million.

Goodwill recorded from the acquisition of Royston is attributable to the impact of the positive cash flow from Royston in addition to expected synergies from the business combination. As a result of the acquisition, goodwill of $20.3 million recognized in the United States is expected to be deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name, technology assets, non-compete agreements and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach. The following table presents the details of the intangible assets acquired at the date of acquisition:

	Estimated Fair	Estimated Useful
(in thousands)	Value	Life (Years)

Tradename	$23,780	Indefinite
Technology assets	12,160	7
Customer relationships	144,000	15
	$179,940

Royston’s post-acquisition results of operations for the period from July 1, 2026, through September 30, 2026, are included in the Company’s Condensed Consolidated Statements of Operations. Since the acquisition date, net sales of Royston for the period from July 1, 2026, through September 30, 2026, were $72.4 million and operating income was $4.9 million. The operating results of Royston are included in the Display Solutions Segment.

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

The unaudited pro forma financial information for the three months ended September 30, 2025, is prepared using the acquisition method of accounting and has been adjusted to reflect the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma operating income for the three months ended September 30, 2025 of $15.5 million excludes acquisition-related expenses of $0.2 million.

Three Months Ended
(in thousands; unaudited)	September 30,
2025
Sales	$221,978

Gross Profit	$56,015

Operating Income	$15,496

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

There were no customers or customer programs representing a concentration of 10% or more of the Company’s consolidated net sales in the three months ended September 30, 2026, or 2025. There was no concentration of accounts receivable at  September 30, 2026, or 2025.

Summarized financial information for the Company’s operating segments is provided for the indicated periods and as of  September 30, 2026, and  September 30, 2025:

(In thousands)	Three Months Ended
	September 30, 2026
			Segment
	Lighting	Display	Total
Total sales	$68,280	$162,252	$230,532
Inter-segment sales	(3,457)	(1,220)	(4,677)
Net sales	64,823	161,032	225,855

Other segment items *	(58,172)	(148,099)	(206,271)

Adjusted net income	6,651	12,933	19,584

Unallocated corporate expenses			(4,122)
Interest expense			(3,860)
Long-term performance based compensation			(787)
Amortization expense on acquired intangible assets			(2,853)
Restructuring / severance costs			(10)
Acquisition costs			(189)
Lease expense on the step-up basis of acquired leases			(114)
Foreign currency transaction loss on intercompany loan			(14)
Tax rate difference between reported and adjusted net income			(508)

Net income			$7,127

* Costs of products and services sold, selling and administrative expenses, other income and expense, and income tax expense

(In thousands)	Three Months Ended
	September 30, 2025
			Segment
	Lighting	Display	Total
Total sales	$72,299	$88,309	$160,608
Inter-segment sales	(3,245)	(114)	(3,359)
Net sales	69,054	88,195	157,249

Other segment items *	(61,939)	(80,878)	(142,817)

Adjusted net income	7,115	7,317	14,432

Unallocated corporate expenses			(3,954)
Interest expense			(747)
Long-term performance based compensation			(954)
Amortization expense on acquired intangible assets			(1,117)
Restructuring / severance costs			53
Acquisition costs			(165)
Lease expense on the step-up basis of acquired leases			(51)
Foreign currency transaction loss on intercompany loan			(326)
Tax rate difference between reported and adjusted net income			93

Net income			$7,264

* Costs of products and services sold, selling and administrative expenses, other income and expense, and income tax expense

(In thousands)	Three Months Ended
	September 30,
	2026	2025
Capital Expenditures:
Lighting Segment	$819	$289
Display Solutions Segment	587	611
	$1,406	$900

Total segment capital expenditures	$1,406	$900
Other unallocated capital expenditures	38	67
Consolidated capital expenditures	$1,444	$967

Income Tax Expense:
Lighting Segment	$1,579	$2,163
Display Solutions Segment	2,772	2,110
	$4,351	$4,273

Total segment income tax expense	$4,351	$4,273
Other unallocated income tax (credit)	(1,292)	(1,842)
Consolidated income tax expense	$3,059	$2,431

Depreciation and Amortization:
Lighting Segment	$1,243	$1,262
Display Solutions Segment	5,199	1,841
	$6,442	$3,103

Total segment depreciation and amortization	$6,442	$3,103
Other unallocated depreciation and amortization	98	97
Consolidated depreciation and amortization	$6,540	$3,200

	September 30, 2026	June 30, 2026
Identifiable Assets:
Lighting Segment	$136,653	$139,921
Display Solutions Segment	669,675	675,628
	$806,328	$815,549

Total Segment assets	$806,328	$815,549
Corporate and Eliminations	6,830	14,315
Consolidated assets	$813,158	$829,864

The segment net sales reported above represent sales to external customers. Identifiable assets are those assets used by each segment in its operations.

NOTE 5 - EARNINGS PER COMMON SHARE

The following table presents the amounts used to compute basic and diluted earnings per common share, as well as the effect of dilutive potential common shares on weighted average shares outstanding:

(in thousands, except per share data)	Three Months Ended
	September 30,
	2026	2025

BASIC EARNINGS PER SHARE

Net Income	$7,127	$7,264

Weighted average shares outstanding during the period, net of treasury shares	36,032	29,345

Weighted average vested restricted stock units outstanding	71	42

Weighted average shares outstanding in the Deferred Compensation Plan during the period	1,086	1,062
Weighted average shares outstanding	37,189	30,449

Basic income per share	$0.19	$0.24

DILUTED EARNINGS PER SHARE

Net Income	$7,127	$7,264

Weighted average shares outstanding

Basic	37,189	30,449

Effect of dilutive securities (a):
Impact of common shares to be issued under stock option plans, and contingently issuable shares, if any	699	932
Weighted average shares outstanding	37,888	31,381

Diluted income per share	$0.19	$0.23

Anti-dilutive securities (b)	121	-

(a)	Calculated using the “Treasury Stock” method as if dilutive securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(b)

Anti-dilutive securities were excluded from the computation of diluted net income per share for the three months ended September 30, 2026, because the exercise price was greater than the average fair market price of the common shares or because the assumed proceeds from the award’s exercise or vesting was greater than the average fair market price of the common shares.

NOTE 6 – INVENTORIES, NET

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2026	June 30, 2026

Inventories:
Raw materials	$82,558	$85,258
Work-in-progress	10,912	9,721
Finished goods	20,947	17,312
Total Inventories	$114,417	$112,291

NOTE 7 - ACCRUED EXPENSES

The following information is provided as of the dates indicated:

(In thousands)	September 30, 2026	June 30, 2026
Accrued Expenses:
Customer prepayments	$5,828	$6,432
Compensation and benefits	11,830	16,690
Accrued warranty	7,630	7,331
Accrued sales commissions	2,271	3,761
Accrued freight	1,681	2,230
Accrued FICA	352	597
Operating lease liabilities	11,748	12,333
Accrued rebate	3,998	4,126
Accrued sales and use tax	2,069	2,457
Accrued commitments and contingency	7,045	2,114
Accrued income taxes	-	2,284
Other accrued expenses	6,357	7,566
Total Accrued Expenses	$60,809	$67,921

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

The following table presents information about the Company's goodwill on the dates or for the periods indicated:

		Display
	Lighting	Solutions
(In thousands)	Segment	Segment	Total
Activity for three-month period ended September 30, 2026
Goodwill, gross as of June 30, 2026	$70,971	$190,442	$261,413
Goodwill acquired, net of adjustments	-	(2,009)	(2,009)
Foreign currency translation	-	(70)	(70)
Goodwill, gross as of September 30, 2026	70,971	188,363	259,334
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2026	$9,208	$160,838	$170,046

Activity for three-month period ended September 30, 2025
Goodwill, gross as of June 30, 2025	$70,971	$82,865	$153,836
Goodwill acquired, net of adjustments	-	(262)	(262)
Foreign currency translation	-	(218)	(218)
Goodwill, gross as of September 30, 2025	70,971	82,385	153,356
Accumulated impairment losses	(61,763)	(27,525)	(89,288)
Goodwill, net as of September 30, 2025	$9,208	$54,860	$64,068

The gross carrying amount and accumulated amortization by each major intangible asset class is as follows:

(In thousands)	September 30, 2026
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$222,146	$34,279	$187,867
Patents	268	268	-
LED technology, software	36,286	21,640	14,646
Trade name	3,665	1,662	2,003
Non-compete	583	442	141
Total Amortized Intangible Assets	$262,948	$58,291	$204,657

Indefinite-lived Intangible Assets
Trademarks and trade names	40,762	-	40,762
Total indefinite-lived Intangible Assets	40,762	-	40,762

Total Other Intangible Assets	$303,710	$58,291	$245,419

(In thousands)	June 30, 2026
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Amortized Intangible Assets
Customer relationships	$222,146	$31,426	$190,720
Patents	268	268	-
LED technology, software	36,286	20,801	15,485
Trade name	3,665	1,612	2,053
Non-compete	583	420	163
Total Amortized Intangible Assets	$262,948	$54,527	$208,421

Indefinite-lived Intangible Assets
Trademarks and trade names	40,762	-	40,762
Total indefinite-lived Intangible Assets	40,762	-	40,762

Total Other Intangible Assets	$303,710	$54,527	$249,183

	Three Months Ended
	September 30,
(In thousands)	2026	2025

Amortization expense of other intangible assets	$3,780	$1,554

The Company expects to record annual amortization expense as follows:

(In thousands)

2027	$14,921
2028	$14,482
2029	$13,841
2030	$13,834
2031	$13,729
After 2031	$137,614

NOTE 9 - DEBT

The Company’s long-term debt as of  September 30, 2026, and  June 30, 2026, consisted of the following:

	September 30,	June 30,
(In thousands)	2026	2026

Secured line of credit	$46,626	$60,000
Term loan, net of debt issuance costs of $1,486 and $1,569, respectively	193,569	195,931
Total debt	$240,195	$255,931
Less: amounts due within one year	10,000	10,000
Total amounts due after one year, net	$230,195	$245,931

In March of 2026, the Company entered into a $350 million senior secured credit facility consisting of a $200 million five-year term loan and a $150 million revolving credit facility.  The Company is required to make quarterly amortization payments of $2.5 million against the term loan, with the balance of the term loan due at maturity on March 24, 2031.  The revolving credit facility is also scheduled to expire on March 24, 2031. Interest on the term loan and any loans made under the revolving credit facility is based on the Secured Overnight Financing Rate (“SOFR”) or a customary base rate (which may include Daily Simple SOFR or the Prime Rate), to be determined by reference to customary market benchmarks, plus an applicable margin that is anticipated to vary based on the Company’s consolidated total net leverage ratio, which is calculated to be consolidated funded debt minus unrestricted cash and cash equivalents against earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the line of credit agreement.  As of  September 30, 2026, the interest rate applicable to the term loan was 5.9% and the Company’s borrowing rate against its revolving line of credit was 5.9%. The increment over the SOFR borrowing rate is 200 basis points for the first quarter of fiscal year 2027. In addition to interest on outstanding amounts, the Company also pays a commitment fee on the unused balance of the revolving credit facility, which fluctuates between 17.5 and 27.5 basis points based on the Company’s consolidated total net leverage ratio. Under the terms of the credit agreement, the Company is required to comply with a financial covenant that limits the ratio of indebtedness and unrestricted cash to EBITDA measured on a quarterly basis, with a maximum net leverage ratio of 4.00 to 1.00 at closing, which then steps down  to 3.75 to 1.00 as of the fiscal quarter ending December 31, 2026 and which further steps down to 3.50 to 1.00 in the fiscal quarter ending September 30, 2027. The Company is also required to maintain an interest coverage ratio, measured on a quarterly basis, equal to or above the minimum set forth in the agreement, which as of closing was 1.15 to 1.00. As of  September 30, 2026, there was $109.8 million available for borrowing under the credit facility for general business purposes.

The Company is in compliance with all of its loan covenants as of  September 30, 2026.

NOTE 10 - CASH DIVIDENDS

The Company paid cash dividends of $1.9 million and $1.5 million for the three months ended September 30, 2026, and  September 30, 2025, respectively. Dividends on restricted stock units in the amount of $0.1 million and $0.2 million were accrued as of both  September 30, 2026, and 2025, respectively. These dividends will be paid upon the vesting of the restricted stock units when shares are issued to the award recipients. In November 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 24, 2026, to shareholders of record as November 16, 2026. The indicated annual cash dividend rate is $0.20 per share.

NOTE 11 – EQUITY COMPENSATION

In November 2022, the Company's shareholders approved the amendment and restatement of the 2019 Omnibus Award Plan ("2019 Omnibus Plan") which increased the number of shares authorized for issuance under the plan by 2,350,000 and removed the Plan's fungible share counting feature. The purpose of the 2019 Omnibus Plan is to provide a means to attract and retain key personnel and to align the interests of the directors, officers, and employees with the Company's shareholders. The plan also provides a vehicle whereby directors and officers may acquire shares in order to meet the ownership requirements under the Company's Stock Ownership Policy. The 2019 Omnibus Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units ("PSUs") and other awards. Except for RSU grants which are time-based, participants in the Company's Long-Term Equity Compensation Plans are awarded the opportunity to acquire shares over a three-year performance measurement period tied to specific company performance metrics. The number of shares that remain reserved for issuance under the 2019 Omnibus Plan is 579,240 as of  September 30, 2026.

In the three months ended September 30, 2026, the Company granted 156,115 PSUs and 239,274 RSUs, both with a weighted average market value of $24.06. Stock compensation expense was $1.1 million for the three months ended  September 30, 2026, and 2025, respectively.

In November of 2021, our board of directors approved the LSI Employee Stock Purchase Plan (“ESPP”). A total of 270,000 shares of common stock were provided for issuance under the ESPP. Employees may participate at their discretion and are able to purchase, through payroll deduction, common stock at a 10% discount on a quarterly basis. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with the Company. During fiscal year 2027, employees purchased 5,000 shares. At  September 30, 2026, 201,000 shares remained available for purchase under the ESPP.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	Three Months Ended
	September 30,
	2026	2025
Cash Payments:
Interest	$3,244	$601
Income taxes	$25	$2,126

Non-cash investing and financing activities
Issuance of common shares as compensation	$175	$135
Issuance of common shares to fund deferred compensation plan	$442	$443
Issuance of common shares to fund ESPP plan	$81	$55

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

The Company recorded a $7.0 million contingent liability related to the future earnout payments as part of the acquisition of Canada’s Best Holding (CBH), which is classified as short term.  The $7.0 million represents the value of the earnout converted from its functional currency to USD as of  September 30, 2026, and  June 30, 2026, respectively.

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

The Company has periodically entered into short-term operating leases with an initial term of twelve months or less. The Company elected not to record these leases on the balance sheet. The rent expense for these leases was immaterial for  September 30, 2026, and 2025. As of   September 30, 2026 and 2025, the Company has no finance leases.

The Company has certain leases that contain lease and non-lease components and has elected to utilize the practical expedient to account for these components together as a single lease component.

Lease expense is recognized on a straight-line basis over the lease term. The Company used its incremental borrowing rate when determining the present value of lease payments.

	Three Months Ended
	September 30,
(In thousands)	2026	2025
Operating lease cost	$3,522	$1,875
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$3,522	$1,875

	Three Months Ended
Supplemental Cash Flow Information:	September 30,
(in thousands)	2026	2025
Cash flows from operating leases
Fixed payments - operating lease cash flows	$3,498	$1,753
Liability reduction - operating cash flows	$2,827	$1,687
Assets obtained in exchange for operating lease obligations	$1,394	$3,415

Operating Leases:	September 30, 2026	June 30, 2026
Total operating right-of-use assets	$47,553	$49,490

Accrued Expenses	11,748	12,333
Long-term operating lease liability	38,183	38,462
Total operating lease liabilities	$49,931	$50,795

Weighted Average remaining Lease Term (in years)	6.17	6.28

Weighted Average Discount Rate	5.29%	5.30%

Operating
Lease
Maturities of Lease Liability:	Liabilities

2027	$11,748
2028	11,574
2029	7,647
2030	5,757
2031	4,622
Thereafter	17,471
Total lease payments	$58,819
Less: Interest	(8,888)
Present Value of Lease Liabilities	$49,931

NOTE 15 – INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates, and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. For the three months ended  September 30, 2026 the effective tax rate is higher than the statutory tax rate primarily because of the non-deductible tax treatment of executive compensation.

	Three Months Ended
	September 30,
	2026	2025
Reconciliation of effective tax rate:

Provision for income taxes at the anticipated annual tax rate	24.3%	24.7%
Uncertain tax positions	0.7	1.3
Share-based compensation	5.0	(0.9)
Effective tax rate	30.0%	25.1%

NOTE 16 – SUBSEQUENT EVENTS

In October of 2026, the Company announced the consolidation of manufacturing operations of our leased facility in Collingwood, Ontario, into an existing Toronto-area facility that serves as the headquarters of our Canada’s Best Store Fixtures business.  The transition is expected to be completed in the third quarter of fiscal 2027, after which the Company will vacate the Collingwood Ontario facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including this section. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “focus,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in our Annual Report on Form 10-K in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Risk Factors.” All of those risks and uncertainties are incorporated herein by reference. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LSI Industries Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2026, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Our condensed consolidated financial statements, accompanying notes and the “Safe Harbor” Statement, each as appearing earlier in this report, should be referred to in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Consolidated Results

Net Sales by Business Segment	Three Months Ended
	September 30,
(In thousands)	2026	2025

Display Solutions Segment	$161,032	$88,196
Lighting Segment	64,823	69,053
Total Net Sales	$225,855	$157,249

Operating Income (Loss) by Business Segment	Three Months Ended
	September 30,
(In thousands)	2026	2025

Display Solutions Segment	$12,996	$8,592
Lighting Segment	7,548	8,549
Corporate and Eliminations	(6,383)	(6,169)
Total Operating Income	$14,161	$10,972

Net sales of $225.9 million for the three months ended September 30, 2026, increased 44% as compared to net sales of $157.2 million for the three months ended September 30, 2025. Lighting segment net sales of $64.8 million decreased 6% compared to prior year quarter net sales of $69.1 million. The 6% decline in net sales reflects soft demand across the broader commercial and industrial markets. Net sales in the Display Solutions segment of $161.0 million increased 83% compared to the same quarter last year sales of $88.2 million. The Company’s acquisition of Royston contributed most of the increase in Display Solutions segment sales. Excluding Royston sales, net sales increased 1%. Quarter-over-quarter sales to the refueling/c-store and grocery verticals increased and were partially offset by softness in the quick service restaurant ("QSR") vertical.

Operating income of $14.2 million for the three months ended September 30, 2026, represents a 29% increase in operating income from $11.0 million in the three months ended September 30, 2025. Adjusted operating income, a Non-GAAP measure, was $19.4 million in the three months ended September 30, 2026, represents a 38% increase compared to $14.0 million in the three months ended September 30, 2025. Refer to “Non-GAAP Financial Measures” below for a reconciliation of Non-GAAP financial measures to U.S. GAAP measures. The increase in operating income is primarily the result of an increase in net sales in the Display solutions segment driven mostly by the impact of the Royston acquisition.

Non-GAAP Financial Measures

This report includes adjustments to GAAP operating income, net income, and earnings per share for the three months ended September 30, 2026, and 2025.  Operating income, net income, and earnings per share, which exclude the impact of long-term performance-based compensation expense, the amortization expense of acquired intangible assets, commercial growth opportunity expense, acquisition costs, the lease expense on the step-up basis of acquired leases, restructuring and severance costs, and organic sales growth are non-GAAP financial measures. We further note that while the amortization expense of acquired intangible assets is excluded from the non-GAAP financial measures, the revenue of the acquired companies is included in the measures, and the acquired assets contribute to the generation of revenue. We believe these non-GAAP measures will provide increased transparency to our core operating performance of the business. Also included in this report are non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA and Adjusted EBITDA), Net Debt to Adjusted EBITDA, and Free Cash Flow.  We believe that these are useful as supplemental measures in assessing the operating performance of our business.  These measures are used by our management, including our chief operating decision maker, to evaluate business results, and are frequently referenced by those who follow the Company.  These non-GAAP measures may be different from non-GAAP measures used by other companies.  In addition, the non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP.  Therefore, these measures should be used only to evaluate our results in conjunction with corresponding GAAP measures.

	Three Months Ended
Reconciliation of operating income to adjusted operating income:	September 30,
	2026	2025
(In thousands)
Operating income as reported	$14,161	$10,972

Long-term performance based compensation	1,049	1,282

Amortization expense of acquired intangible assets	3,779	1,554

Restructuring/severance costs	13	(71)

Acquisition costs	252	220

Lease expense on the step-up basis of acquired leases	152	68

Adjusted operating income	$19,406	$14,025

Reconciliation of net income to adjusted net income	Three Months Ended
	September 30,
(In thousands, except per share data)	2026			2025
			Diluted EPS			Diluted EPS

Net income as reported	$7,127		$0.19	$7,264		$0.23

Long-term performance based compensation	787	(1)	0.03	954	(6)	0.03

Amortization expense of acquired intangible assets	2,853	(2)	0.08	1,117	(7)	0.04

Restructuring/severance costs	10	(3)	-	(53)	(8)	-

Acquisition costs	189	(4)	-	165	(9)	-

Lease expense on the step-up basis of acquired leases	114	(5)	-	51	(10)	-

Foreign Currency transaction loss on intercompany loan	14		-	326		0.01

Tax rate difference between reported and adjusted net income	508		0.01	(93)		-

Net income adjusted	$11,602		$0.31	$9,731		$0.31

The following represents the income tax effects of the adjustments in the tables above, which were calculated using the estimated combined U.S., Canada and Mexico effective income tax rates for the periods indicated (in thousands):

(1) $262

(2) $926

(3) $3

(4) $63

(5) $38

(6) $328

(7) $437

(8) ($18)

(9) $55

(10) $17

	Three Months Ended
Reconciliation of net income to EBITDA and adjusted EBITDA	September 30,
	2026	2025
(In thousands)
Net income - reported	$7,127	$7,264
Income tax	3,059	2,431
Interest expense, net	3,860	747
Other expense	115	530
Operating income as reported	$14,161	$10,972

Depreciation and amortization	6,540	3,200

EBITDA	$20,701	$14,172

Acquisition costs	252	220

Long-term performance based compensation	1,049	1,282

Restructuring/severance costs	13	(71)

Lease expense on the step-up basis of acquired leases	152	68

Adjusted EBITDA	$22,167	$15,671

	Three Months Ended
Reconciliation of cash flow from operations to free cash flow	September 30,
	2026	2025
(In thousands)
Cash flow from operations	$15,231	$676

Capital expenditures	(1,444)	(967)

Free cash flow	$13,787	$(291)

Net debt to adjusted EBITDA	September 30,
(In thousands)	2026	2025

Current portion and long-term debt as reported	$10,000	$3,571
Long-Term Debt	230,195	47,105
Debt as reported	$240,195	$50,676
Less:
Cash and cash equivalents as reported	(12,805)	(7,143)

Net debt	$227,390	$43,533

Adjusted EBITDA - Trailing 12 Months	$87,640	$57,308

Net debt to adjusted EBITDA	2.6	0.8

Adjusted EBITDA for the trailing twelve months ended September 30, 2026, includes proforma results for the Royston acquisition.

Organic compared to inorganic sales	September 30,
(In thousands)	2026	2025	% Variance

Lighting segment	$64,823	$69,053	-6%
Display solutions segment
- Comparable display solutions sales	88,620	88,196	1%
- Royston	72,412	-	n/m
Total display solutions sales	$161,032	$88,196	83%

Total net sales	$225,855	$157,249	44%

Less:
- Royston	72,412	-	n/m

Total organic net sales	$153,443	$157,249	-2%

Results of Operations

THREE MONTHS ENDED September 30, 2026, COMPARED TO THREE MONTHS ENDED September 30, 2025

Display Solutions Segment	Three Months Ended
	September 30,
(In thousands)	2026	2025

Net Sales	$161,032	$88,196
Gross Profit	$30,374	$17,095
Operating Income	$12,996	$8,592

Display Solutions Segment net sales of $161.0 million in the three months ended September 30, 2026, increased 83% from net sales of $88.2 million in the same period in fiscal 2026. The Company’s acquisition of Royston contributed to most of the increase in Display Solutions segment sales. Excluding Royston sales, net sales increased 1%. Quarter-over-quarter sales to the refueling/c-store and grocery verticals increased and were partially offset by softness in the QSR vertical.

Gross profit of $30.4 million in the three months ended September 30, 2026, increased 78% from the same period of fiscal 2026. Gross profit as a percentage of net sales in the three months ended September 30, 2026, decreased to 18.9% from 19.4% in the same period of fiscal 2026. The decrease in gross profit as a percentage of sales was the result of increased material input costs in several product lines, and customer mix. The Company continues to maintain favorable program pricing and prudent cost management.

Operating expenses of $17.4 million in the three months ended September 30, 2026, increased from $8.5 million from the same period of fiscal 2026, primarily driven by the acquisition of Royston and by continued investment in commercial initiatives to drive growth.

Display Solutions Segment operating income of $13.0 million in the three months ended September 30, 2026, increased 51% from the same period of fiscal 2026. The increase in operating income was driven by the increase in net sales and favorable program pricing and prudent cost management.

Lighting Segment	Three Months Ended
	September 30,
(In thousands)	2026	2025

Net Sales	$64,823	$69,053
Gross Profit	$21,855	$23,182
Operating Income	$7,548	$8,549

Lighting Segment net sales of $64.8 million in the three months ended September 30, 2026, decreased 6% compared to net sales of $69.1 million in the same period in fiscal 2026. The 6% decline in net sales reflects soft demand across the broader commercial and industrial markets. Sales to the refueling/c-store, banking, and sports vertical increased from the same quarter last fiscal year and were offset by a decline in sales in other verticals. The Company maintains a favorable position in the parking, small retail, warehouse, and automotive verticals.

Gross profit of $21.9 million in the three months ended September 30, 2026, decreased 6% from the same period of fiscal 2026. While sales declined, gross profit margin was maintained as a result of aligning selling price with material input costs inflation.

Operating expenses of $14.3 million in the three months ended September 30, 2026, decreased 2% from the same period of fiscal 2026, driven mostly by a decrease in agent commission expense resulting from lower sales.

Lighting Segment operating income of $7.5 million for the three months ended September 30, 2026, decreased 12% from operating income of $8.5 million in the same period of fiscal 2026 primarily driven by decreased net sales.

Corporate and Eliminations	Three Months Ended
	September 30,
(In thousands)	2026	2025

Gross Profit	$2	$-
Operating (Loss)	$(6,383)	$(6,169)

The gross profit relates to the change in the intercompany profit in inventory elimination.

Operating expenses of $6.4 million in the three months ended September 30, 2026, increased 3% from $6.2 million from the same period of fiscal 2026. The increase was primarily driven by an increase in wage and benefit costs.

Consolidated Results

The Company reported $3.9 million and $0.7 million of net interest expense in the three months ended September 30, 2026, and September 30, 2025, respectively. The increase in interest expense is the result of the acquisition of Royston in the third quarter of fiscal 2026. The Company also recorded other expense of $0.1 million and $0.5 million in the three months ended September 30, 2026, and September 30, 2025, respectively, both of which is related to net foreign exchange currency transaction gains and losses through the Company’s Mexican and Canadian subsidiaries.

The $3.1 million of income tax expense in the three months ended September 30, 2026, represents a consolidated effective tax rate of 30.0%. The $2.4 million of income tax expense in the three months ended September 30, 2025, represents a consolidated effective tax rate of 25.1%. Impacting the fiscal 2027 first quarter effective tax rate was the unfavorable tax treatment of executive compensation.

The Company reported net income of $7.1 million in the three months ended September 30, 2026, compared to net income of $7.3 million in the three months ended September 30, 2025. Non-GAAP adjusted net income was $11.6 million for the three months ended September 30, 2026, compared to adjusted net income of $9.7 million for the three months ended September 30, 2025 (Refer to the Non-GAAP tables above). The increase in Non-GAAP adjusted net income is primarily the result of an increase in net sales. Diluted adjusted earnings per share of $0.19 was reported in the three months ended September 30, 2026, compared to $0.23 diluted adjusted earnings per share in the same period of fiscal 2026. The weighted average common shares outstanding for purposes of computing diluted earnings per share in the three months ended September 30, 2026, were 37,888,000 shares compared to 31,381,000 shares in the same period last year.

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

At September 30, 2026, the Company had working capital of $144.0 million compared to $146.0 million at June 30, 2026. The ratio of current assets to current liabilities was 2.0 to 1 as of September 30, 2026, and as of June 30, 2026. The decrease in working capital from June 30, 2026, to September 30, 2026, is primarily driven by a $7.7 million decrease in net accounts receivable partially offset by a $5.6 million decrease in current liabilities.

Net accounts receivable was $143.5 million and $151.2 million at September 30, 2026, and June 30, 2026, respectively. DSO decreased to 61 days at September 30, 2026, from 65 days at June 30, 2026.  The decrease in net accounts receivable is the result of lower sales in the first quarter of fiscal 2027 compared to the fourth quarter of fiscal 2026.

Net inventories of $114.4 million at September 30, 2026, increased $2.1 million from $112.3 million at June 30, 2026. Lighting Segment net inventory increased $1.7 million, and net inventory in the Display Solutions Segment increased $0.4 million. The Company manages inventory levels to meet customer demands.

Cash generated from operations and borrowing capacity under the Company’s line of credit is its primary source of liquidity. Our credit facility consists of a $200 million term loan and $150 million secured revolving line of credit. Both facilities expire in the third quarter of fiscal 2031. As of September 30, 2026, $109.8 million of the credit facility was available. The Company is in compliance with all of its loan covenants as of September 30, 2026. The $350 million credit facility plus cash flows from operating activities are adequate for operational and capital expenditure needs for the next 12 months.

The Company generated $15.2 million of cash from operating activities in the three months ended September 30, 2026, compared to $0.7 million of cash generated from operating activities in the same period in fiscal 2026. The Company continues to proactively manage its working capital while generating positive cash flow from earnings.

The Company generated $0.6 million and consumed $0.7 million of cash related to investing activities in the three months ended September 30, 2026, and September 30, 2025, respectively. The $0.6 million generation of cash was the result of a $2.0 million recovery of purchase price related to the Royston acquisition. The Company invested $1.4 million and $1.0 million in capital assets as of during the period ending September 30, 2026, and September 30, 2025, respectively, most of which related to investments in equipment and tooling to support sales growth.

The Company consumed cash of $17.2 million in the three months ended September 30, 2026, compared to a generation of cash of $3.9 million in the three months ended September 30, 2025, related to financing activities. The improvement in the generation of cash flow from operations in the first quarter of fiscal 2027 allowed the Company to reduce its debt by $15.7 million. Contributing favorably to cash flow from financing activities was the generation of cash related to the proceeds from the exercise of stock options of $0.5 million and $3.0 million in the first quarters of fiscal 2027, and 2026, respectively. Cash dividends paid to shareholders increased from $1.5 million in the first quarter of fiscal 2026 compared to $1.9 million in the first quarter of fiscal 2027.

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

Cash Dividends

In November 2026, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share payable November 24, 2026, to shareholders of record as of November 16, 2026. The indicated annual cash dividend rate for fiscal 2027 is $0.20 per share. The Board of Directors has adopted a policy regarding dividends which indicates that dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements, financial condition, debt levels, stock repurchases, future business developments and opportunities, and other factors deemed relevant.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2026 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since June 30, 2026. Additional information can be found in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, which appears on page 20 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

We conducted, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

10.1	Fiscal Year 2027 Long-Term Incentive Plan (LTIP)*++

10.2	Fiscal Year 2027 Short-Term Incentive Plan (STIP)*++

10.3	2027 Special Retention Restricted Stock Unit Award Agreement between the Company and James A. Clark*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Management Compensatory Agreement

++ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and / or Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon its request.

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
November 6, 2026